Form 10-Q
period 1995-06-30
DCX INC
filed 1995-08-14
CIK 783284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995.

                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    ---------------

Commission file number 0-14273

                                    DCX, INC.
             (Exact name of registrant as specified in its charter)


     COLORADO                                                    84-0868815
 .................................                     ..........................
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


            3002 N. State Highway 83, Franktown, Colorado 80115-0569
                      ...................................................
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 688-6070
                           ..................................
              (Registrant's telephone number, including area code)


                                 Not Applicable
                     ..................................................
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              [X] Yes  [  ] No

          4,115,631 Common Shares were outstanding as of July 31, 1995.

                                           Number of pages in this report is 12.

PART I, FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           DCX, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                          June  30               September 30
                                            1995                    1994
                                         (Unaudited)              (Audited)
-------------------------------------------------------------------------------
ASSETS

CURRENT:
  Cash and Cash equivalents              $   162,812           $    114,886
  Marketable securities at market                  0                 86,675
  Restricted cash                            150,000                150,000
  Accounts receivable                      2,866,136              2,747,765
  Inventories                                786,286                547,426
  Prepaid expenses                            98,783                199,631
  Subscriptions receivable                         0                 95,500
-------------------------------------------------------------------------------

Total current assets                       4,046,017              3,941,883
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
  At cost                                  1,978,468              1,835,636
    Less: accumulated depreciation          (587,086)              (540,777)
-------------------------------------------------------------------------------
  Net property and equipment               1,391,382              1,294,859
-------------------------------------------------------------------------------

Other assets                                 192,797                178,728
-------------------------------------------------------------------------------
                                         $ 5,630,196           $  5,415,470
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                   STATEMENTS

PART I, FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           DCX, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS


                                                            June  30                  September 30
                                                              1995                       1994
                                                           (Unaudited)                 (Audited)
----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Notes payable                                            $ 1,273,050               $ 1,360,448
  Accounts payable                                             487,532                   271,383
  Accounts payable - terminated contracts                      332,167                   342,167
  Accrued expenses                                             264,434                    62,465
  Accrued litigation settlement                                150,000                   150,000
----------------------------------------------------------------------------------------------------

Total current liabilities                                    2,507,183                 2,186,463

LONG-TERM DEBT, less current maturities                         33,711                     1,721
----------------------------------------------------------------------------------------------------

Total liabilities                                            2,540,894                 2,188,184
----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, no par value, 2,000,000,000 shares
    authorized; shares issued and outstanding,
    4,115,631 and 3,453,569 at June 30, 1995 and
    1994, respectively                                       4,765,540                 4,538,131
  Additional paid-in capital                                   329,384                   329,384
  Subscriptions receivable                                    (204,000)                 (197,000)
  Accumulated deficit                                       (1,801,622)               (1,443,229)
----------------------------------------------------------------------------------------------------

Total stockholders' equity                                   3,089,302                 3,227,286
----------------------------------------------------------------------------------------------------

                                                           $ 5,630,196               $ 5,415,470

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                   STATEMENTS

PART I, FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           DCX, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Nine months ended                       Three months ended
                                                                      June  30                              June 30
                                                          1995                  1994                 1995            1994
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                $ 1,611,647           $ 903,281          $  690,634           $ 304,978

COST OF SALES                                                956,699             686,386             426,633             213,935

-----------------------------------------------------------------------------------------------------------------------------------

Gross profit on sales                                        654,948             216,895             264,001              91,043

-----------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses                          987,008             523,347             301,959             187,866

-----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                        (332,060)           (306,452)           ( 37,958)           ( 96,823)

OTHER INCOME (EXPENSE):
  Interest expense                                          ( 35,251)           ( 36,044)           (  8,333)           ( 11,984)
  Investment income                                           10,830              11,898               3,679               4,847
  Other expense                                             (  1,913)           (     96)           (    830)                  0
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                   $(358,394)          $(330,694)         $ ( 43,442)          $(103,960)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                         $    (.09)          $    (.10)         $     (.01)         $     (.03)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                 3,875,615           3,237,806           3,919,712           3,254,184

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------



     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                   STATEMENTS

PART I, FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           DCX, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the Nine-Month Periods Ended June 30,             1995              1994
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                         $ (358,394)       $ (330,694)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                     46,308            34,063
     Increase in accounts receivable                  (38,370)         (128,186)
     Decrease in contract claims                            0           432,216
     Increase in inventory                           (220,860)         (170,675)
     (Increase) decrease in prepaid expenses          100,848          (133,366)
     (Increase) in other assets                      (164,069)          (10,000)
     Increase in accounts payable                     206,149            62,331
     Decrease in accounts payable - terminated
       contracts                                            0           (98,685)
     (Decrease) increase in other liabilities         351,970           (14,404)
-------------------------------------------------------------------------------

Net cash used in operating activities                 (76,418)         (357,400)

-------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Acquisition of property and equipment               (84,332)         (125,001)

-------------------------------------------------------------------------------

Net cash used in investing activities                 (84,332)         (125,001)

-------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Payments on notes payable                                 0          (300,510)
  Payments on long-term debt, net                     (89,273)          (78,720)
  Payments on capital leases                           (9,135)           (1,646)
  Stock subscriptions paid/issuance of common stock   220,409           150,000

-------------------------------------------------------------------------------

Net cash provided by (used in) financing activities   122,001          (230,876)
-------------------------------------------------------------------------------

NET DECREASE IN CASH                                  (38,749)         (713,277)

-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period     $  201,561        $1,001,062

-------------------------------------------------------------------------------

CASH AND CASH EQIVALENTS, end of period            $  162,812        $  287,785
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
                                   STATEMENTS

                                    DCX, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1995, the consolidated results of its operations for the three- and nine-month periods ended June 30, 1994, and 1995 and statements of cash flows for the nine-month periods then ended.

The accounting policies followed by the Company are set forth in the annual report of September 30, 1994, filed on Form 10-K, and the audited consolidated financial statements therein with the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by DCX, INC. later in the year.

During April, 1994, the Company formed a subsidiary corporation, GeoStars, International, Inc. which in turn subsequently formed two subsidiary operating corporations to provide products and services in the geographic information services (GIS) arena. Accordingly, these quarterly consolidated financial statements represent the consolidated results of operations while the prior year financial statements represent, primarily, only the results of DCX, Inc.'s custom manufacturing operations. All intercompany balances and transactions have been eliminated in the consolidation of current year results.

The consolidated results of operations for the three- and nine-month periods ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year ending September 30, 1995.

(2) ACCOUNTS RECEIVABLE

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-K for September 30, 1994. A portion of the total amount of receivables represents unrecovered costs and estimated profits subject to future negotiation and represented by certain portions of a settlement proposal and related claim asserted against the Department of Defense for contracts terminated by the Government (See Note 10 to the financial statements accompanying the Form 10-K and Note 4, below). Such receivables amounted to $2,100,838 at June 30, 1995 and $2,062,550 at September 30, 1994 as compared to $2,318,731 at June 30, 1994.

(3) PROVISION FOR INCOME TAXES

At the beginning of the fiscal year the Company had net operating loss carryforwards of $1,306,000 with expirations through 2004. At June 30, 1995, the amount of the net operating loss carryforward balance is estimated at $1,664,394. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year.

Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) TERMINATED CONTRACTS

As a result of the favorable decision on May 22, 1992, by the Armed Services Board of Contract Appeals (ASBCA) concerning two longstanding terminated government contracts, the Company has received in fiscal years 1993 through 1995, in response to its settlement proposals, a number of partial payments totaling approximately $3.5 million as reimbursement for certain costs incurred; an additional partial payment has also been authorized. The decision affirmed the Company's assertions during the July 1990 hearing that two Defense Logistics Agency contracts (valued originally at $5.7 million in revenues) were terminated improperly for default rather than for the convenience of the Government. Because of the decision, the Company is entitled, under Federal Acquisition Regulations, to reimbursement for costs incurred in the production build-up on these contracts and for certain other costs incurred which are related to the termination and litigation of these contracts. Settlement proposals amounting to $5.3 million (and now exceeding $6.0 million) were initially submitted to the Termination Contracting Officer (TCO) in the fourth quarter of fiscal year 1992 followed by several revisions for additionally accrued costs. The TCO subsequently authorized the partial payments noted above. The Company received a request from the TCO to commence final negotiations which it has begun.

A third contract with DLA required the Company to design, develop test and manufacture light sets to a specified schedule. Testing of the lights was subcontracted and conducted in an off site test facility. Failures of testing equipment and scheduling delays resulting from a higher priority Government contract caused the Company to miss the contractually required date for an environmental test report by three days. Federal regulations require a delivery date extension equal to the Government caused delay. The contract was terminated for default by the Government in July, 1988. The Company asserted in July 1991 hearings the termination for default was erroneous and that the termination be characterized as for the convenience of the Government. The Company received a decision from the ASBCA holding for the Government. The Company has reviewed the decision, trial testimony and evidence and other facts with the contract attorney for the litigation and filed an appeal before the U.S. Court of Appeals for the Federal Circuit. If the Company prevails in its appeal, it will submit a settlement proposal in excess of $1.5 million; were it not to prevail it could record a loss of approximately $521,000. Neither of these possible results is recorded in the financial statements as the ultimate outcome cannot be determined at present.

See also the more detailed explanation of terminated contracts in Note 10 to the Consolidated Financial Statements for September 30, 1994, as filed on Form 10-K.

(5) EMPLOYEE BENEFIT PLAN

On March 21, 1995, the Company's board of directors approved and established the DCX 1995 Stock Incentive Plan (the "Plan") in which 750,000 of the Company's no par value common stock are reserved for possible issuance under the Plan. Eligible participants in the Plan are non-director officers, employees and consultants and/or agents of the Company. A total of 534,540 stock options have been granted under the Plan at prices ranging from $0.71875 to $0.75 per share. Effective April 18, 1995, the Company registered the underlying shares authorized in the Plan with the Securities and Exchange Commission on Form S-8. Subsequent to March 31, 1995, options for 250,000 shares were exercised at a price of $0.75 per share.

(6) LEASE OBLIGATIONS

During the quarter the Company entered into two operating leases for the use of certain computer hardware (three years) and software (one year) related to a new management information system in support of manufacturing resource planning and shop floor control for its manufacturing processes. As a result, the Company has the following future rental payments:


                               Hardware                                Software
                               --------                                --------
FY 1995                        $ 8,883                                 $21,456

FY 1996                         30,195                                    -0-

FY 1997                         24,996                                    -0-

FY 1998                          6,249                                    -0-
                               -------                                 -------

Total Minimum Payments         $70,323                                 $21,456
                               -------                                 -------
                               -------                                 -------

Each lease provides for optional renewal periods at reduced rates subsequent to the required rental periods for which amounts are shown, above. There are no other restrictions imposed by the lease agreements.

PART I, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:

LIQUIDITY.

Unrestricted cash and marketable securities decreased $47,926 to $162,812 from $201,561 at September 30, 1994, reflecting the Company's close cash management capabilities. The decrease ensued from cash used in operations, $73,582; by investing activities, $84,332; and for debt reduction payments on financing instruments, $98,400. A portion of this was offset by $220,409 received in payment of stock subscriptions.

Final negotiations related to the balance of the $6.0 million of settlement proposals have recently begun (See Note Four to the Financial Statements). Although the Company received an unfavorable decision on the third contract, because of certain facts it has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In the event it is successful in this action it will submit a settlement proposal in excess of $1.5 million; should it not prevail it could record a loss of up to $521,000. Most of the loss amount results from reclassification of certain accounts. In view of the successful litigation on the first two contracts for which the Company is still entitled to receive over $2.0 million of additional damages, a loss on the third contract is not expected to have a material effect. (See Note Four to the Financial Statements, above)

The Company presently has working capital of $1,538,834 as compared to $1,910,195 at June 30, 1994, and to $1,755,420 at the beginning of the fiscal year. The primary causes for the decrease in working capital from September 30, 1994, were the use of cash, $76,418 for operating activities, inventory build up to support new contracts, and the acquisition of equipment for $84,332. The primary causes for the decrease from a year ago are the repayment of long term debt principal and interest of $689,983 related to the terminated contracts, a reduction in terminated contract payables of $335,076 and the Company's operating losses during that period, a portion of which is offset by the decrease of $217,893 in terminated contract receivables.

The Company's current ratio, the ratio of total current assets to total current liabilities, decreased to 1.61:1 as compared to 1.78:1 a year ago and to 1.80:1 at September 30, 1994.

CAPITAL RESOURCES.

Until fiscal year 1993 the Company's primary source of liquidity historically consisted of cash flow from operations. During fiscal years 1993 through 1995 the Company received reimbursements of exceeding $3.5 million from the two successfully litigated terminated contracts in the form of a number of partial payments for the uncontested portions of the settlement proposals. Based upon a request for final negotiations from the termination contracting officer, the Company has commenced final negotiation of remaining amounts of the settlement proposal. While there is no guarantee as to the total amount of reimbursement which will be received, the Company believes it will retain significant amounts of working capital after all payables related to the litigation are liquidated.

The Company's long-term liquidity requirements may be significant in order to continue to implement its business plan, establish and build its subsidiary GIS operations effectively, and to pursue additional acquisitions. The Company has taken numerous actions to increase its exposure to the investment banking community. Accordingly, were the Company to require additional capital, it believes it could secure such financing itself, or through its subsidiary, either through the placement of equity or debt, of which there can be no assurances.

The Company is also attempting to refinance its real property mortgage and plans, as a by product of this action, to secure additional working capital of approximately $400,000. The present holder of the mortgage has executed a modifification extending it to October, 1995, in support of these efforts. Further, in light of the approaching final negotiation of the terminated contract settlement with the Defense Logistics Agency coupled with mortgage refinancing the Company believes that it will be able to meet the working capital needs of its current operations during the current fiscal year.

The Small Business Administration (SBA) holds and administers a line of credit note with a principal balance of $617,855 which the SBA extended to June 3, 1996.

RESULTS OF OPERATIONS:

The following discussions of results of operations for the nine-month period ended June 30, 1995, include DCX, Inc. and the consolidated statements for the GIS subsidiaries. The financial statements for the period ended June, 1994, are primarily the results of operations of the parent Company (DCX, Inc.), and its manufacturing operations, only, as the first subsidiary was initially formed in April, 1994. The new GIS subsidiaries have not yet resulted in significant revenue.

NINE MONTHS OF FISCAL YEAR 1995.

During the nine months of fiscal year 1995 net sales increased by $708,366, or 78 percent, over the same period of the prior year. Cost of sales was $956,699, or 59 percent of sales, and resulted in a gross profit of $654,948, or 41 percent of sales which compares favorably to gross profit of 24 percent of sales for the same period of the prior year. The increase in gross profit is attributable to the increased volume of production during the current period. Sales have increased during the current fiscal year as a result of restructuring in the defense industry causing prime contractors to outsource more work.

General and Administrative expenses of $987,008 for the current period reflect the effects of funding the development stage subsidiaries. While G & A expenses have increased $463,661 over the same period of the prior year, approximately $480,033 of G & A expenses resulted from financial support developing the subsidiaries. After factoring out this amount, G & A expenses related to manufacturing operations would amount to $506,975 or a decrease of three percent from the prior year. Interest expense has decreased slightly, as has investment income from the prior year.

Sales have increased during the current nine-month period as compared to the same period of the prior year; however, the Company experienced a net loss of $358,394, or nine cents per share. Of this amount, approximately $464,881, or about 12 cents per share, is from activities related to the GIS subsidiaries; manufacturing activities generated net income of $100,033, or about three cents per share from activities comparable to those in same period of the prior year where a net loss of 10 cents per share was experienced.

NINE MONTHS OF FISCAL YEAR 1994.

During the nine-month period of fiscal year 1994 net sales had increased by $287,412, or 47 percent, over the same period a year prior. While still well below historical levels, the Company believed the increase coupled with recent contract awards from key customers suggested that funding incertitudes which had been adversely impacting customer delivery schedules and requirements had passed. The Company further believed that in response to the contractions in defense spending more large prime contractors would continue to downsize their manufacturing operations to reduce overhead and reduce their cost of sales by offloading additional work to contract manufacturers such as DCX, Inc.

During the previous fiscal year (1993), the Company's primary customer incurred DOD directed work stoppages which were passed through. Most of the stoppages experienced by the Company were being resolved through production reinstatement or substitute orders. However, a consequence of the limited level of sales for this part of fiscal year 1994 was the operating result reporting a net loss of $330,694, or ten cents per share; of this amount, $50,082 resulted from GeoNova, the new subsidiary.

This reflected an improvement from a loss of $548,039 or 17 cents per share, for the same period, a year before.

Cost of sales returned, as expected, to a normal percent of sales levels as production levels increased. Operating expenses declined as general and administrative expenses decreased from the prior year's total in response to less cost of preparing bids and proposals, a reduction in research and development expenditures, and decreases in interest expense resulting from the refinancing of the mortgage note to a lower interest rate.

CONTRACT BACKLOG

The Company's manufacturing operation has active funded contracts and awarded work amounting to $5.4 million as compared to an approximate $5.1 million backlog with $4.4 million of uncompleted work of which $2.5 million was unfunded a year prior. The current backlog contains approximately $4.2 million of uncompleted work of which approximately $.5 million is unfunded. Deliveries on funded orders are scheduled over the next 42 months. The Company is aggressively bidding opportunities with defense customers and sends its technical staff to meet personally with program managers in order to more competitively meet their requirements. The Company is confident that during the ensuing year these projects will result in additional orders. In addition, the Company continues to be invited to bid on more projects with new and existing customers.

In the GIS arena, the Company's GeoNova subsidiaries have identified a number of opportunities to bid on and have done so. GeoNova entered into a letter of intent during the current fiscal with Westinghouse Landmark GIS, Inc. to jointly pursue GIS contract opportunities worldwide.



PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Not applicable.


ITEM 2. CHANGES IN SECURITIES.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 2, 1995, the annual meeting of shareholders was held at 2:00 p.m. in the Company's executive offices. At that meeting a quorum (81.22 percent of outstanding votable shares were represented) of the shareholders elected the following board of directors, each of whom was reelected to the board from the preceding year. No other matters came before the meeting for a vote. The results of that election were:

                                      For                          Withhold
                                   ---------                       --------

      John G. Anderson             2,817,101                       515,856

      Jeanne M. Anderson           2,816,193                       516,764

      Frederick G. Beisser         2,910,071                       422,886

      Wayne A. Wilson              2,909,269                       423,688


ITEM 5. OTHER INFORMATION.

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

The Company filed Form 8-K, dated April 13, 1995, announcing the record date of April 26, 1995, for shareholders eligible to vote at the annual meeting on June 2, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            D C X , I N C .

Dated: August 14, 1995


                               /s/ Fred Beisser
                              --------------------------------------------
                              Frederick G. Beisser
                              Chief Financial Officer, Secretary & Treasurer