Form 10-K
period 1995-09-30
DCX INC
filed 1996-01-16
CIK 783284

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]
For the fiscal year ended September 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ___________

Commission file number 0-14273


                                    DCX, INC.
             (Exact name of registrant as specified in its charter)

           Colorado                                       84-0868815
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3002 North State Highway 83, Franktown, Colorado             80116-0569
     (Address of principal executive offices)                (Zip code)

Registrant's telephone number (303) 688-6070

Securities registered pursuant to Section 12(b) of the Act:    Name of each exchange on which registered

                Title of each class

                       (None)                                                  (None)

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)


  Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part II of this Form 10-K or any amendment to this Form 10-K. [X]


  Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---     ---

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the November 30, 1995, average of closing bid and asked prices of the Common Stock as reported on the NASDAQ Small Cap Market-sm-, was approximately $4,291,958.


As of November 30, 1995, the Registrant had outstanding 4,115,621 shares of Common Stock.



EXHIBIT INDEX BEGINS ON PAGE 15.    TOTAL NUMBER OF PAGES IN THIS REPORT IS 39.

                                     PART I

ITEM 1 - BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS.

DCX, Inc. (the "Company") was originally incorporated under the name of Douglas County Industries, Inc., as a Colorado corporation on December 8, 1981. The Company's name was changed to DCX, Inc. on January 2, 1986, and the Company completed its initial public offering on February 7, 1986. During the past three fiscal years the Company has continued to provide custom manufacturing services and products to the aerospace and commercial markets and has successfully increased revenues and diversified its customer base. In April, 1994, the Company identified Geographic Information Systems (GIS) as a means of diversifying its activities outside of manufacturing and incorporated a wholly owned Colorado subsidiary, GeoStars International, Inc. (GeoStars), doing business as GeoNova International, Inc., to provide services and products in the geographic information system (GIS) arena. In early fiscal year 1995 the Company formed two additional operating corporations, GeoNova U.S., Inc., a Colorado corporation wholly owned by GeoStars, and GeoNova S.A, an Argentine corporation. Subsequently, because of lack of performance the Company decided to redirect GIS efforts away from the particular focus of these subsidiaries, and to concentrate on establishing cadastral mapping activities within the continental United States effective September 30, 1995.

On January 5, 1996, the Company entered into a definitive agreement for the purchase of the net assets of an operating GIS company specializing in cadastral (tax) mapping. This purchase will be the basis for the Company's future GIS activities (see additional disclosure in Item Seven, Management Discussion and Analysis, below).

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Prior to fiscal year 1994 the Company operated in one industry segment, the custom manufacture market selling to large prime government contractors, the U.S. Government and to commercial customers. During fiscal year 1994 the company took steps to enter the geographic information systems sector. The Company's manufacturing experience, which it believes is consistent with industry norms, results in a somewhat lower profit margin in its government contracts than in its commercial production.

The consolidated financial statements for fiscal years 1995 and 1994 contain information and data for GIS sector related start-up and operations costs while fiscal year 1993 data does not.

               FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS


                                             1995         1994         1993
Sales to unaffiliated customers:

     Custom Manufacturing                  2,140,859      979,594      764,153

     Geographic Info Services                 40,481       53,000          -0-

Loss from Operations:

     Custom Manufacturing                    494,428      588,542      565,542

     Geographic Info Services                448,587      160,087          -0-

Identifiable Assets:

     Custom Manufacturing                  4,798,078    5,108,937    6,224,194

     Geographic Info Services                 16,854      306,533          -0-

(C) NARRATIVE DESCRIPTION OF BUSINESS.

The Company is primarily engaged in the engineering design, development, test and custom manufacture of medium technology electrical, electronic and electromechanical assemblies and systems. The Company also manufactures wire harnesses and cable assemblies for use by industrial, commercial, computer, communications industries and the Federal Government.

The Company also entered into the GIS sector and engages in the geographic information systems and services sectors where it will concentrate primarily on cadastral, or tax, mapping.

Manufacturing.

The Company provides its custom manufacturing products to various entities in the military, aerospace industry and to industrial and commercial customers. Although much of its business results from the needs of the Federal Government, the Company also manufactures products for the commercial market as seen in the representative customers, below. Based on the diverse and continuing demand for cable assemblies, wire harness and electromechanical products in aircraft, tanks, vehicles, telecommunication devices and flight simulators, as well as equipment used for support and maintenance of these systems, there appears to be a continuing long term need for the Company's custom manufactured products.

The Company's major custom manufacturing customer in the Government sector is Lockheed Martin Aeronautical Systems from which 48 percent of current fiscal year consolidated revenue was received; sales to Northrup-Grumman totaled 17 percent while Woodward-Governor and Codar Technology, Inc. represented 10 percent each. Other Government sector customers (any one of which comprised less than ten percent of revenue) from which the Company continues to receive opportunities are Hughes Aircraft Corporation, Frost Engineering, OEA Inc., Hercules, Parker Hannifen and Thiokol Corporation. Commercial customers include Peterson Builders, Otsuka Electronics Corporation, KDI Precision Inc., and others.

Although the Company is not completely dependent upon any single customer, a significant portion of the revenue has resulted from sales to the Department of Defense (DOD) indirectly through defense prime contractors. (See Note Ten to the Financial Statements). In most years the Company typically experiences increased DOD related contract activity in its second and third quarters which it believes is a result of Federal program and financial management systems. Because a significant portion of the Company's revenue originates from sales to the Government, directly or indirectly, it is significantly dependent upon budgeting and appropriating activities of the Federal Government. Government contracts can be terminated for convenience or for cause. If they are terminated for convenience, liquidated damages are required to be paid; if terminated for cause, such is not the case. (See Item 3 - Legal Proceedings). Termination for convenience clauses are not usually included in commercial contracts and the Company presently has less than ten percent of its revenue attributable to the commercial sector. Because its Government contracts are firm fixed price, the Company does not believe it's contracts are subject to price renegotiation on the basis of costs incurred.

The Company has agreements with manufacturer's representatives strategically located across the United States to find and develop manufacturing opportunities.

The Company competes in the custom manufacturing market selling to the large prime government contractors and to commercial customers with similar requirements for complex and high quality products. The Company believes there are numerous competitors, many of which are larger and better financed than itself. However, the Company feels it enjoys a strong competitive position because of its high quality, low burden rates, ability to deliver on time and excellent reputation. The Company continues to improve and streamline its products, procedures, and manufacturing techniques in order to secure an additional portion of the commercial and defense markets.

The Company's custom manufactured products are unique and of high quality. The Company has been highly successful in meeting certain qualifying standards, stipulated by the purchaser, in order to compete in the bid process. These standards are normally arduous and complex to ensure product is manufactured to exacting standards and specifications under approved quality assurance systems. Toward this end, the Company has implemented Statistical Process Control systems and Total Quality Management philosophies to ensure continuing high quality and low defect rates.

The Company manufactures, sells, and repairs the following primary products representative of its sales in the defense (and government) sector: F-16 Ground Support Cables, Interface Cables for F-16 Avionics Memory Loader/Verification System, Warming Harness Assemblies, Ejector Rack Cable Assemblies for various fighter aircraft applications, internal F-16 Wiring Harness Assemblies, Power Cable Assemblies for Minuteman Missile Systems, Lanyard Release Cable Assemblies for aircraft stores release systems, and interconnect cables and harnesses for airborne computer controlled surveillance systems. The Company provides the following types of products to the commercial industry customers: Vehicle Wire Harnesses, Computer Interconnect Cables, Liquid Level Sensors and communications related wiring and cable assemblies. The Company continues to examine diversification into new areas such as reprographics peripherals, consumer electronics, fiber optics based interconnects and semirigid coaxial cable.

The Company has multiple sources for most of its required manufacturing materials. In some instances the customer directs the use of sole source suppliers. The Company believes its sources for equipment and supplies are adequate to meet its responsibilities for the future.

The Company does not presently hold patents or have trademarked products.

The Company does not customarily maintain finished goods inventory as each job order is manufactured individually to customer specifications.

In manufacturing, the Company's fiscal year 1995 sales to customers in aggregate amounts exceeding 10 percent of the Company's consolidated net sales included $1,016,805 (48%) to Lockheed Martin Aeronautical Systems, $372,075 (17%) to Woodward-Governor, $222,924 (10%) to Codar Technology, Inc., and $207,682 (10%) to Northrup-Grumman Corporation; remaining sales amounted to less than 10 percent to any single customer. (See Note Ten to the Financial Statements). The loss of these major customers could have an adverse effect on the Company. However, the Company has conducted business with all but one of these customers for a number of years and believes its relationships are sound.

In its custom manufacturing operations, the Company has, as of December 31, 1995, funded project awards and open contracts on hand valued at revenue of $7.1 million, which includes approximately $5.2 million of uncompleted work extending through 1998. At the corresponding time in 1994 the Company had $5.1 million of open contracts with $4.8 million of uncompleted work of which approximately $2.0 million was unfunded.

As part of its manufacturing activities, the Company performs the engineering design, development and testing on each of its products. While the Company has no formal research and development department, it has expended R & D costs of approximately $24,000, $39,000 and $87,000 in fiscal years 1995, 1994, and 1993, respectively, targeted at specific opportunities expected to result in long term recurring production opportunities.

The Company conducts its activities in a manner which does not currently require securing special local, state, or Federal environmental permissions or review, nor is any such permit or review anticipated in the future. Less than $1,000 was spent on environmental compliance in each of the fiscal years covered by this report.

Geographic Information Systems (GIS).

The Company's GIS operations commenced in April, 1994. GIS is the umbrella term for what is essentially spatial data management used by government and private sectors for analysis, evaluations and computerized precision mapping. It is a rapidly developing industry which has emerged in the past three years from the convergence of technological advancements and commercial access to high-resolution satellite imagery. Federal permission to market satellite images was not granted until March, 1994. GIS represents a quantum leap in the geographic information industry, enabling the industry to create digitized maps far more quickly, accurately and efficiently than previous methods, and to address a broad variety of applications.

Estimates of today's world-wide GIS market range as high as $6 billion annually. The success of the Company's operations in the GIS market depends largely on being awarded large scale contracts in the markets identified above and upon the requiring organizations having sufficient funding.

The most promising markets for GIS business at present are global areas where widespread deregulation and privatization of government-run businesses have created a significant market for GIS applications. The economic transformation and restructuring of the globe has necessitated wide-scale, systematic geologic mapping to provide governments with an inventory for tax assessment and collection, privatization of various industries, management of natural resources, and other purposes.

Recently the Company determined to focus its GIS efforts on tax (or cadastral) mapping and digital orthophotography (aerial photography with ground distortion removed and then scanned into a computer to form a digital product). County and municipal governments have created significant demand for resulting data to use in the collection of taxes. It is also a necessity in the mapping and data needs of E-911 operations, wetlands inventory and wastewater management. Further, there is a growing awareness of its applications in transportation, real estate sales and management, and even fast food suppliers, and other customer friendly services for more efficient operation.

In competing in the GIS sector, the Company is aware of other larger and better financed companies than itself. The Company believes it has identified certain niche advantages and management capabilities which will enable it to successfully compete.

The Company and its GIS division currently have 43 employees, one of which is in GIS activities. The remaining total includes eleven administrative and clerical workers, three engineers, two manufacturing managers, three inspection/test personnel and 27 manufacturing personnel. The Company's executive and administrative personnel also conduct the Company's marketing activities with the support of a number of nonemployee manufacturer's representatives. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be excellent.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES.

As indicated in item 1(a), above, the Company retrenched its GIS activities by concentrating operations in a narrower niche market within the continental United States. Therefore the results of foreign activities were not material compared to domestic operations and, accordingly, summaries are not displayed.

ITEM 2 - PROPERTIES

The Company owns, and operates out of, a 34,000 square foot facility located on a 9.45 acre site on State Highway 83, north of Franktown, Colorado, between Denver and Colorado Springs. The Company maintains a monitored security system in this facility. The Company's property is subject to a mortgage as indicated in the financial statements included in this report. (See also Item Seven, below, and Note Four to the Financial Statements) The facilities are suitable and adequate for the foreseeable future.

In connection with its decision to retrench GIS activities and concentrate on a niche market within the continental U.S., the Company determined not to renew or extend its lease for facilities in Argentina.

ITEM 3 - LEGAL PROCEEDINGS

As previously reported, the Company received a favorable decision in May, 1992, from the Armed Services Board of Contract Appeals on two of three cases in longstanding litigation with the Department of Defense. Three of the Company's contracts, totaling gross sales in excess of $10 million, were terminated in July, 1988, by the Defense General Supply Center (DGSC) for alleged default. DGSC is a subordinate activity of the Defense Logistics Agency (DLA).

The Company notified the Government that specifications in the first two contracts were defective and the units could not be manufactured to the existing engineering drawings provided by DGSC. Government procurement personnel elected to terminate the two contracts for default. The Company believed this treatment to be inequitable and contested the terminations; its assertions were sustained by the ASBCA in the decision referred to above. As a result, after protracted settlement efforts over several years, the Government and the Company recently agreed to a final total of $5.7 million in settlement of the litigation.

The third contract required the Company to design, develop, test and manufacture light sets to a specified schedule. Testing of the initial light assemblies was subcontracted and conducted in an off site test facility. Failures of testing equipment and scheduling delays (resulting from a higher priority Government contract) amounting to a total of 13 days caused the Company to miss the contract deadline for the environmental testing report by three days. Notwithstanding Federal regulations requiring a delivery date extension equal to the Government caused delay, the contract was terminated for default even though the production delivery schedules remained unaffected. The Company found this treatment to be inequitable and contested the termination.

In July, 1991, the Company and its contract attorneys presented the Company's fact position on the third contract in hearings before the ASBCA. The appeal and request for reconsideration before the ASBCA were unsuccessful. In response to the unfavorable ASBCA decisions, the Company and its attorney filed a strong appeal on October 7, 1994, with the United States Court of Appeals for the Federal Circuit in Washington, DC. Oral arguments have been scheduled for February 7, 1996; there is no schedule for a decision. In the event the Government were to prevail in the action regarding the third terminated contract, the Company would record a loss of approximately $521,000 which could have a materially adverse effect on the Company (See Note Two to Financial Statements and Item 7, Management Discussion and Analysis).

The Company is engaged in various litigation matters from time to time in the ordinary course of business. The Company believes the outcome of any such litigation will not have a material effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Since June 10, 1989, the Company's common stock has been traded on the NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION ("NASDAQ") system where it now appears in the NASDAQ Small Cap Systemsm under the symbol DCXI. Such quotations reflect interdealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly range of high and low bid prices per share for the past two fiscal years have been as follows:

                                                BID PRICE
                                        -----------------------
          QUARTER ENDED                 HIGH                LOW
          -------------                 ----                ---
     September 30, 1993                 1.06                 .56

     December 31, 1993                  1.81                1.06

     March 31, 1994                     1.38                1.00

     June 30, 1994                      1.44                 .88

     September 30, 1994                 1.75                 .81

     December 31, 1994                  1.56                1.00

     March 31, 1995                     1.19                 .73

     June 30, 1995                       .97                 .63

     September 30, 1995                 1.63                 .72


(b) As of November 30, 1995, the Company believes there are approximately 3,600 beneficial owners of the Company's stock of which 2,534 are registered with the transfer agent and the balance are held in street name.

(c) DCX has never paid a cash dividend on its common stock. The Company currently intends to retain any earnings for use in business development.

ITEM 6 - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data for the Company for the past five fiscal years and should be read in conjunction with the more detailed consolidated financial information and management discussion and analysis included elsewhere in this report.



                                FISCAL YEAR DATA

                                         1995           1994          1993          1992           1991
Net Sales                            $ 2,181,340     $1,032,594     $764,153     $1,891,816     $2,668,875

Net Income(loss) before               (1,364,841)      (771,487)    (794,460)      (117,221)       466,468
extraordinary item

Net Income (loss)                     (1,364,841)      (771,487)    (794,460)       284,779 (1)    463,989

Net income (loss) per common
share from operations
before extraordinary
item per common share                       (.34)          (.23)        (.25)          (.04)           .17

Working Capital                          952,817      1,755,420    2,553,195      2,592,064      2,983,358

Total Assets                           4,814,932      5,415,470    6,224,194      7,409,003      6,641,935

Long Term Debt                           362,897          1,721      461,458          5,419        909,353

Stockholder's Equity                   2,107,854      3,227,286    3,356,031      3,880,491      3,394,150


     (1) The difference of $402,000 between net loss from continuing operations and the amount of net income reflects one time interest income earned on certain costs incurred related to settlement of the terminated contracts. (See Item 3, above)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FINANCIAL CONDITION (LIQUIDITY AND CAPITAL RESOURCES)

The following discussion of liquidity and capital resources addresses the combined requirements and sources of the Company and its subsidiaries as of September 30, 1995.

LIQUIDITY

The favorable decision received on two of the three cases heard by the Armed Services Board of Contract Appeals had a positive effect on the Financial Condition of the Company. (See Note Two to the Financial Statements and Item 3, Legal Proceedings, above). As a result of and since the May, 1992, decision in its favor, the Company has received partial payments for costs incurred on the two contracts, profit on work accomplished and reimbursement for additional costs and expenses resulting from the two contracts. The Company recently agreed to a final settlement total amount of $5,734,836 with the DLA termination contracting officer, most of which had been previously received in the form of partial payments. The remaining amount was scheduled for three payments, two of which were subsequently received during December, 1995, and the final payment is scheduled for January, 1996.

The third contract remains in litigation. The Company has incurred approximately $894,000 of billable and reimbursable expenses related to the contract which are not accrued as a receivable. An unfavorable decision on the third contract could result in a loss estimated up to $521,000; such a loss could have a materially adverse effect on the Company.

As a result of the contract terminations, the Company was previously in default with regards to the mortgage loan on its building ($335,698) and the Small Business Administration (SBA) working capital loan ($617,855). (See Item Three and Note Four to the Financial Statements). The SBA has extended its note to June 3, 1996. The Company's mortgage note agreement expired October 1, 1995, but was continued on a month to month basis as the noteholder accepted monthly payments pending a refinancing. Subsequent to fiscal year end, the Company executed a new first mortgage note with a lender which provides twelve months for the Company to secure permanent financing and reduces related monthly cash outflows by approximately $6,000.

Due to the terminations of the contracts by the Government, the Company has no usable lines of bank credit. The Company continues to receive exceptional cooperation from its creditors for goods and services related to the third terminated contract who have certain portions of their claims which continue to remain unpaid as a result of the terminations in July, 1988. Substantially all of them have agreed orally or in writing to forbear on collection until the contract claims are settled or the Company succeeds in other events rendering significant cash. All of them have been paid for materials delivered and many of them have been reimbursed for other costs and expenses related to the terminations. If the Company were compelled to immediately satisfy these creditors, which is considered highly unlikely in view of the favorable decision and the substantial payments made to the creditors during the past three years, it could conceivably have an adverse effect on the financial condition of the Company.

All maturities of long term debt were dependent upon the resolution of the Company's claim against the Government (See also Notes Two and Four to the Financial Statements). Accordingly, the Company worked with the Terminated Contract Payables creditors and with the holders of the Note Payable-Bank and the Unsecured Notes Payable for orderly liquidation directly relating debt reduction to cash flows resulting from portions of the settlement proposal associated with their accounts. Consequently, the Company has liquidated all of the terminated contract accounts payable balances for materials delivered to the Company and, during December, 1995, the unsecured notes payable balance of $287,826 with a discount of $82,826.

At September 30, 1995, the Company had working capital of $952,817 and its current ratio was 1.4:1; cash balances available for use amounted to $125,844. Compare with the prior year where working capital was $1,755,420, current ratio was 1.8:1; and cash balances available for use amounted to $114,886. The principal cause of the decrease in working capital was provision for losses on accounts receivable ($330,000) related mostly to settlement with the government on the terminated contracts and the provision for obsolete inventory ($205,594).

Changes in cash during fiscal year 1995 resulted in a net increase of $10,958 as compared to a decrease during fiscal year (FY) 1994 of $886,176. The primary cause was the net cash provided by financing activities of $106,139 as compared to $639,970 cash used by operations in FY 1994. During FY 1995 net cash used by operations was $151,517, a decrease of $488,453 from the prior year.The majority of this difference resulted from growth in accounts payable ($317,582) and accrued expenses ($175,760) which was offset by the purchase of additional inventories ($474,190) to support increasing manufacturing requirements. Accounts receivable decreases provided $348,602 of cash.

The decrease in working capital and current ratios during fiscal year 1994 compared to fiscal year 1993 resulted primarily from operating losses experienced by the Company and expenses and start-up costs associated with the operations in the geographical information systems activities.

Changes in cash during the fiscal year 1994 resulted in a net decrease of $886,176 as compared to an increase during fiscal year (FY) 1993 of $893,385. The primary cause was the net use of $639,970 in operations as compared to cash provided by operations in FY 1993; the majority of the change was caused by the decreased amount of payments received against receivables in FY 1994, $568,657, as compared to $2,235,784 in FY 1993 (which mostly resulted from a lower amount of reimbursement on the terminated contracts) and no accrued settlement amount requirement in FY 1994, $150,000. The net change in cash used in investing activities of $71,362 from FY 1993 to FY 1994 was caused by the acquisition of manufacturing equipment and computer systems, $83,358, as compared to only $4,720 during FY 93 coupled with no need to restrict additional cash for the accrued settlement expense in FY 1994 as was done in FY 1993. The net increase in cash used in financing activities from FY 1993 to FY 1994 was $41,192; it was caused by a lower amount of proceeds from stock issued, $21,500, and an increase in the reduction of long term debt, $19,384.

The Company has, at the end of FY 1995, capital lease payment commitments through 2002 of $168,539 which require a total annual payment of $87,518 in fiscal year 1996. (See Note Seven to the Financial Statements) The Company considers its facilities adequate to support anticipated sales and operations for the next several years; accordingly, no commitments for manufacturing facilities expansion have been entered into for the twelve months ending September 30, 1996.

The Company does not believe that its business has been significantly impacted during the past three years by cost inflation.

MAJOR ASSET PURCHASE AGREEMENT

As noted in Item 1(a), SUPRA, the Company entered into an agreement to purchase substantially all the assets and liabilities of Westinghouse Landmark GIS, Inc. ("Landmark"), a wholly owned subsidiary of Westinghouse Electric Corporation. The purchase price of $2.4 million is approximately the net book value of Landmark and is to be paid in cash at closing on February 5, 1996. The assets to be purchased include substantially all the inventory, accounts receivable, equipment, furniture, business and customer records, databases, employee benefit plans, and contracts of Landmark which have been used in its GIS business for digital mapping projects with emphasis on GIS implementation. The Company believes the assets will be sufficient to continue to provide services and products to municipal and county governments and private industry implementing GIS technology. Liabilities to be assumed include substantially all Landmark accounts payable, progress payments and deferred income, purchase orders, warranty claims liability and liens and security interests in the acquired assets. The Company is not assuming any Landmark liability for borrowed money.

GOING CONCERN ISSUES

As a result of recurring losses from operations over several years, the report of the Company's independent certified accountant includes a comment concerning substantial doubt about the Company's ability to continue as a going concern. (See also, Note One to the Financial Statements).

Subsequent to fiscal year end the Company agreed to a total settlement of $5.7 million on the two terminated contracts in final negotiations with the Government. The remaining amount was scheduled in three payments, two of which were received in December, 1995, and the third scheduled for January, 1996. The payments received were used to liquidate terminated contract payables, unsecured note of $287,626, reduce accounts payable and accrued expenses. A portion of remaining working capital (materials and work in process) is normally considered illiquid; however, progress payments on percent of completed projects has and will produce supporting near term cashflows. (See Liquidity, SUPRA, and Note Two to Financial Statements.)

The Company has, subsequent to audit field work, completed a refinancing of its real property mortgage and reduced monthly mortgage payments by approximately $6,000. This first phase provides an interim period of up to twelve months to secure permanent refinancing which will allow the Company to position itself to liquidate the note payable which presently matures on June 3, 1996. The Company's mortgage financing advisor is confident of accomplishing phase two refinancing in a timely manner.

While recurring operating losses have appeared in the financial statements since 1992, the Company also notes that gross profit which bottomed at 5.3 percent in FY 1994 when it was impacted also by nascent GIS startup costs has grown to 17.8 percent in FY 1995 with the increased manufacturing volume while still bearing certain GIS costs without which it would have been 24.5 percent. As noted, below in Results of Operations, revenue for FY 1995 increased 111 percent over FY 1994 as a result of consolidation and economizing via outsourcing throughout the defense arena. The Company expects this general trend of additional outsourcing to continue. Management believes the result will be a further increase in gross profit as a result of a larger production base over which to distribute fixed overhead costs. Accordingly, manufacturing operations are expected further increase revenues (by approximately 30 to 45 percent) and to return to reasonable profitability during FY 1996 while generating internal cash flows from operations. Other than Landmark, GIS activities requiring cash assistance have been curtailed; Landmark's purchase price and initial working capital will come from a private offering and the excess receipts will support the Company's other needs.

CAPTIAL RESOURCES

In order to fund the Landmark asset purchase and to secure working capital required to implement the related business plan for rapidly increasing ensuing GIS activities and to support Company capital resource needs, the Company previously took actions to increase its exposure to the investment banking community by apprising relevant principals of its GIS activities, acquisition program and other business development endeavors designed to result in significant new business. The Company has received a number of indications of interest for a private offering of its securities. Accordingly, the Company now believes it can secure such financing, through the placement of equity or debt, of which there can be no assurances. It presently has no contractual arrangement for such an offering although it is completing required processes and documentation for completion of a private offering.

                              RESULTS OF OPERATIONS

The following discussion of results of operations include DCX, Inc. and the consolidated statements for the GIS subsidiaries for the year ended September 30, 1995.

FISCAL YEAR 1995 COMPARED TO 1994

During fiscal year 1995 sales increased $1,148,746 or 111 percent over fiscal year 1994 achieving consolidated sales of $2,181,340. The increase resulted from increased outsourcing by large prime defense contractors as anticipated by the Company's senior management. As of December 31, 1995, the Company had active funded contracts and awarded work valued at $7.1 million with $5.2 million of backlog to be completed; at approximately the same time a year ago, the Company had $5.1 million of active contracts with $4.8 million of uncompleted backlog.

Cost of sales on a consolidated basis for fiscal year 1995 increased $811,487 over FY 1994 to a total of $1,789,124 for FY 1995. Of this amount, $173,678 was attributable to GIS activities. Considered as a percent of sales, cost of sales decreased to 82.0 percent in FY 1995 as compared to 94.7 percent in FY 1994; the decrease results from increased volume of production and increases gross profit from 5.3 percent in FY 1994 to 18.0 percent in FY 1995. Gross profit on manufacturing activities amounted to $525,413 or 24.5 percent of manufacturing revenue as compared to 7.7 percent for FY 1994 and, as expected, was a consequence of increased manufacturing volume.

General and administrative expenses increased $531,341 in the current year over FY 1994. The primary cause of the increase is related to recording an allowance for uncollectible receivables ($330,000) and an increase in operating expenses ($176,023) of GIS activities over FY 1994. In addition, an increase in consulting fees of $53,846 over FY 1994 offset by a decrease of $48,923 in acquisition expenses and by a decrease of $27,306 in G & A salaries coupled with increases in other G & A accounts comprised the remaining difference.

During FY 1995 the Company, as a result of its net operating loss, increased its deferred tax valuation allowance by $496,000 (the excess of deferred tax assets over deferred tax liabilities) over FY 1994 because it was unable to determine that the tax benefits are more likely than not to be realized. (See Note Six to the Financial Statements)

Non-recurring expenses were recorded during the last fiscal quarter of FY 1995 which impacted the net loss for the year. They were $300,000 for potential loss on the settlement of the terminated contracts with the government; an adjustment in other expenses of $287,529 to group nonrecurring expenses and the write-off of assets abandoned, both of which were related to retrenchment of activities in Argentina; and a reserve of $205,594 for obsolete inventories.

FISCAL YEAR 1994 COMPARED TO 1993

During the third quarter of FY 1994 the Company formed a new subsidiary to provide services and products in the geographic information services arena (see
Item 1a, above). The subsidiary had not yet resulted in significant sales revenue. The start-up costs and expenses are included in the discussion below.

Fiscal year 1994 experienced an increase in sales over the prior year with an increase of $268,441, or 35 percent, resulting in FY 1994 consolidated sales of $1,032,594 versus $764,153 for the prior year. The increase results primarily from increased work in custom manufacturing and is a result of restructuring by prime defense contractors to outsource more component parts to specialized companies in order to reduce their manufacturing costs. As of December 22, 1994, the Company had active funded contracts and awarded work amounting to $5.1 million with $4.8 million of backlog to be completed; at approximately the same period of the prior year the Company had active contracts of $4.9 million with $3.4 million of uncompleted backlog of which approximately $2.0 million was unfunded.

Cost of sales on a consolidated basis increased $285,606 over FY 1993 to a total of $977,637 for FY 1994. Factors contributing to the increased costs were $73,656 from the new subsidiary, $67,594 of increased manufacturing overhead primarily from increased labor and benefit costs, the write down of inventory and increased manufacturing supplies. After factoring out the GIS sales of $53,000 and cost of sales $73,656, cost of sales as a percent of sales moved from 90.6 percent in FY 1993 to 92.3 percent in FY 1994; the slight increase resulted from the remaining two expenses indicated above. After factoring out GIS sales and costs, gross profit for FY 1994 was 7.7 percent as compared to 9.4 percent for FY 1993, again resulting from compensation program, write down of inventory and manufacturing supplies.

General and administrative expenses increased $166,226 to a total of $803,890 as compared to a total of $637,664 in FY 1993. The primary cause of the increase is attributable to the start up of the two new subsidiaries which resulted in costs of $139,431. Expenses related to the acquisition program totaled $48,922 compared to nil in the prior year. As a result of the issue of stock options at less than market price of the Company's common stock pursuant to a consulting agreement, the Company recognized $35,000 of expenses during FY 1994 (see Note Eight to the Financial Statements) as compared to nil in the prior year. Increased administrative compensation program and benefits costs accounted for an increase of $16,536. Concurrently, decreases of $48,028 in research and development costs, $30,168 in commissions and $6,138 in penalty expenses offset these increases. Interest expense decreased $52,929 primarily from the decreased interest rate as compared to FY 1993 and a correcting entry in that year.

During FY 1994 the company increased its deferred tax valuation allowance by $263,190 (the excess of deferred tax assets over deferred tax liabilities) over FY 1993 because it was unable to determine that the tax benefits are more likely than not to be realized.

OPERATIONS OUTLOOK.

While the Company is currently heavily dependent on defense spending for its revenues, it continues to be the opinion of management that overall demand for contract manufacture in aerospace and defense will continue to grow. The large prime defense contractors have been and continue to actively subcontract out more manufacturing of component parts as a means of reducing their cost of manufactured product. This has provided increased opportunities for the Company. As evidence, during the past year the Company's backlog of contracts has grown from $4.8 to over $7.1 million.

With the successful purchase of the Landmark assets and liabilities, the Company will diversify into an industry other than defense related manufacturing.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS.

The Financial Accounting Standards Board recently issued two pronouncements which may affect the Company in FY 1997 (see the Financial Statements, Summary of Accounting Policies). Statement of Financial Accounting Standard ("SFAS") No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount; the adoption of this SFAS is not expected to have an impact on the financial statements. SFAS 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method; if not, pro-forma disclosure of net income and earnings per share as if adopted is required. The Company has not yet determined how SFAS 123 will be adopted nor its impact on financial statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included at the end of this Form 10-K. An index to such financial statements and applicable schedules is contained in that separate section.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

          Name                     Age    Position
          ----                     ---    --------
          John G. Anderson         66     Chairman of the
                                          Board of Directors

          Jeanne M. Anderson*      44     President, CEO and
                                          Director

          Frederick G. Beisser     53     Chief Financial Officer
                                          Secretary, Treasurer
                                          and Director

          Stephen Carreker         46     Director

          William A. Walters#      56     Vice President, Manufacturing

          Wayne A. Wilson          49     Vice President, Technical
                                          Operations and Director

NOTES:    *  Ms. Jeanne Anderson is the daughter of Mr. John G. Anderson.

          #  Mr. William A. Walters is the brother-in-law of Mr. John
             G. Anderson.

MR. JOHN G. ANDERSON has served as Chairman of the Company's Board of Directors since its inception in December of 1981, except for a brief retirement from October, 1989, to February, 1990. On October 1, 1991, he retired from the position of President which he had also held since 1981. Prior to founding the Company, Mr. Anderson was employed from 1969-1981 as General Manager, Manufacturing Operations, of OEA, Inc. From 1959-1969, Mr. Anderson was associated with Martin Marietta Corporation, as a procurement engineer. From 1956-1959, he was a Project Engineer for Hallamore Electronics, Co. Mr. Anderson holds a Bachelor of Science Degree in Electrical Engineering from Pacific States University.

MS. JEANNE M. ANDERSON has been with DCX, Inc. since its inception and serves as President and Chief Executive Officer. She was elected to that position effective October 1, 1991, and has been a Director of the Company since 1987. She was Secretary of the Corporation from October, 1990, until she became President and also served as General Manager from March of 1990. Prior to her employment with DCX, Ms. Anderson was a Medical Technician in Denver, Colorado. Ms. Anderson holds an Associate of Science Degree in Medical Technology from Arapahoe Community College, Littleton, CO and has completed additional studies in psychology at the University of Colorado.

MR. FREDERICK G. BEISSER joined the Company as Chief Financial Officer in July, 1990. He was appointed to the Board of Directors in March, 1991, at which time he became Treasurer and was appointed Secretary on October 1, 1991. Mr. Beisser is a Colorado Certified Public Accountant. Previously he headed Budget & Cost Analysis for the Air Force Accounting & Finance Center in Denver, Colorado, from 1985 to 1989. He held Air Force budget management positions in Europe, and controller and accounting positions with the Air Force in the United States and abroad. Retired with the rank of Major in 1989, he holds an MBA from Golden Gate University in San Francisco and a BS in Business Administration from the University of Southern Colorado at Pueblo, Colorado. In addition he has diplomas from the Air War College and the Air Command & Staff College.

MR. STEPHEN CARREKER became a director of the Company on December 12, 1995. He is president of the Company's GeoNova subsidiary since September, 1994. Prior to that he was manager of the geographic information systems department of IDS/IBM Manama, Bahrain; Vice President, Geonex Corporation, Inc., and GIS Project Manager for Gwinnet County, Georgia. Mr. Carreker has over 20 years of domestic and international GIS experience. He holds a Bachelor of Landscape Architecture from the University of Georgia and is a Georgia-licensed landscape architect.

MR. WILLIAM A. WALTERS has served as Vice President--Manufacturing since inception of the Company. From 1962 to 1981 he was in the construction industry as the founder and owner of Walters Construction Company. Prior to that, from 1959 to 1962, he was an expeditor for Autonetics in their electronic operation of Minuteman Missiles. Mr. Walters holds an Associate of Arts Degree in Electronics from Cerritos College.

MR. WAYNE A. WILSON, the Company's Vice President--Technical Operations, has been with the Company since inception. He has served as a director from 1986 to 1989 and from March, 1991, to the present. He heads engineering functions. Prior to DCX, Inc. he was a test supervisor with OEA, Inc. from 1971 to 1981, responsible for electrical, mechanical and ordnance device testing. Mr. Wilson holds a Bachelor of Science Degree in Mechanical Engineering from Colorado State University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5 submitted to the Company during and with respect to its most recent fiscal year, the Company believes all directors, officers and any beneficial owner of more than 10 percent of its registered shares are in compliance with Section 16(a) of the Exchange Act.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the cash compensation paid and accrued by the Company for services rendered during the fiscal year ending September 30, 1995, to the CEO. No other executive officers of the Company had aggregate compensation exceeding $100,000:

                           SUMMARY COMPENSATION TABLE

                                           Long Term Compensation
          Annual Compensation                       Awards
-------------------------------------  ---------------------------------
 Name and                                 Other      Restricted   Stock   All Other
 Principal                             Annual Comp-     Stock    Options   Compen-
 Position     Year  Salary ($)  Bonus   ensation       Awards      (#)   sation ($)*
 --------     ----  ----------  -----  ------------  ----------  ------- -----------
Jeanne M.     1995  $116,018                -                              $1,740
Anderson      1994   117,518                -                               1,624
President     1993   113,018                -                               1,200
& CEO

     * Amounts of All Other Compensation represent employer contribution under the Company's 401K Retirement Savings Plan.

The Company did not grant any stock options to officers or employees during fiscal years 1993 and 1994.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                 Number of   Value of Unexercised
                                                Unexercised       In-The-Money
                                               Stock Options     Stock Options
                                               at FY-End (#)      at FY-End ($)

              Shares acquired      Value        Exercisable/       Exercisable/
 Name         on Exercise (#)   Realized ($)   Unexercisable       Unexercisable
 ----         ---------------   ------------   -------------  --------------------
Jeanne M.
Anderson,                                          125,000/0+        $75,000/81,250
President & CEO

     + Options for 50,000 shares of DCX commons stock were granted under the Company's 1991 Stock Option Plan on May 15, 1992 at a price of $1 7/32; additional options for 75,000 shares were granted on April 19, 1995 under the 1991 Plan at $ 23/32. Both grants were at fair market value; no options have been exercised to date.

The Company does not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

Directors who are employees of the Company do not receive any additional compensation above their full time employment compensation. Nonemployee directors receive reimbursement of expenses incurred in carrying out their duties; during the fiscal year the Company did not have a standard compensation arrangement other than reimbursement of actual expenses for non-employee directors. Mr. Anderson, a non-employee director, received $10,000.00 for his services as a director during fiscal year 1995.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Percentages of shares held by officers and directors of the Company, as well as those parties owning more than five (5) percent of the Company's common stock as of the date of this proxy statement, are as follows:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

During the fiscal year the Company issued stock options for 250,000 shares in exchange for certain services (see Note Eight to the Financial Statements). Because the Company has not received copies of Rule 13d-1 filings under the Exchange Act, and based on certain other information available, the Company believes there are no parties other than management owning more than five (5) percent of the common stock of the Company.

SECURITY OWNERSHIP OF MANAGEMENT:

-----------------------------------------------------------------------------------
  TITLE OF       NAME OF BENEFICIAL               AMOUNT & NATURE OF       PERCENT
   CLASS             OWNER (1)                 BENEFICIAL OWNERSHIP (2)   OF CLASS (3)
--------------------------------------------------------------------------------------
  Common    John G. and Elva M. Anderson            511,400 Sole             12.4
            Mr. Anderson is the Chairman            Voting Power

            Jeanne M. Anderson (*)
  Common    President & Chief Executive Officer     114,000 Sole              2.8
            and Director.                           Voting Power

  Common    Stephen Carreker                        None                      Nil
            Director

  Common    Frederick G. Beisser                    7,400 Sole                  @
            Chief Financial Officer, Secretary      Voting Power
            and Treasurer of Board of Directors

  Common    Wayne A. Wilson                         108,000 Sole              2.6
            VP Technical Operation and Director     Voting Power

  Common    William A. Walters (#) VP               25,000 Sole                 @
            Manufacturing and General Manager       Voting Power

            All Directors and Officers
            as a group (6 persons)                  765,800                  18.6

NOTES:    *   Ms. Jeanne Anderson is the daughter of Mr. John G. Anderson.

          #   Mr. William A. Walters is the brother-in-law of Mr. John
              G. Anderson.

          @ The number of shares constitutes less than one percent of outstanding shares.

          (1) The address for each of the directors of the company is "In Care Of DCX, Inc., P.O. Box 569, Franktown, CO 80116-0569.

          (2) The number of shares beneficially owned does NOT include 355,000 shares which may be acquired under Non Qualified Stock Options held by Officers and Directors of the Company. Such shares and management personnel holding them are: Mr. Anderson, 50,000 shares; Ms. Anderson, 125,000; Mr. Beisser, 60,000 shares; Mr. Wilson, 60,000 shares; and Mr. Walters, 60,000 shares.

          (3) If the options denoted, above, were exercised, Directors and Officers would have the following percentages of outstanding common stock: Mr. Anderson, 11.1 percent; Ms. Anderson, 5.6 percent; Mr. Beisser, 1.6 percent; Mr. Walters, 2.0 percent; Mr. Wilson, 4.0 percent; and as a group, 25.1 percent.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS ARE FILED AS A PART OF THIS REPORT:

1. Financial Statements

2. Exhibit Index

The following exhibits are filed as part of this Report:

Exhibit
Number    Exhibit                                     Page
-------   -------                                     ----
 1.1      *Form of Underwriting Agreement               *
          and Warrant

 3.1      *Amended Articles of Incorporation            *
          and Bylaws of Douglas County
          Industries, Inc.

 3.2a     *Amended Articles of Incorporation            *
          of DCX, Inc.

 3.2b     @Amended and Restated Articles of Incorpor-   @
          ation of DCX, Inc., dated July 8, 1991.

 4.1      *Unit Warrant Agreement                       *

 4.2      *Specimen Stock Certificate                   *

 4.3      *Specimen Common Stock Purchase               *
          Warrant Certificate

 5.1      *Opinion of Robert D. Sichta                  *

10.1      *Standard Form Purchase Order                 *

10.2      *Standard Form Government Contract/           *
          Purchase Order

10.3      *Contract between Douglas County Industries,  *
          Inc. and Ogden Air Logistics Center

16.1      #Resignation Letter from Wenner,              #
          Silvestain & Co. Oct 11, 1994

16.2      #Wenner, Silvestain & Co.                     #
          response to SEC, Oct 17, 1994

16.3      #DCX New Release, October 18, 1994            #

24.1      *Consent of Robert D. Sichta (included        *
          in 5, Opinion Regarding Legality)

24.2      *Consent of Wenner, Silvestain and Co.        *

24.3      *Consent of Russell D. Bean                   *

28.1      *Lease between John G. Anderson and           *
          Elva M. Anderson and Douglas County
          Industries, Inc.

28.2      *Proposed Lease Purchase Agreement            *
          between John G. Anderson and Elva M. Ander-son and Douglas County Industries, Inc.

28.3      *Automobile Lease                             *

NOTE: * Incorporated by reference from Registration Statements on Form S-18, file no. 33-1484.

       @ Incorporated by Reference from the definitive Proxy Statement, dated May 3, 1991

       # Incorporated by Reference from Form 8K and Amendment, dated October 11, 1994.

(B) REPORTS ON FORM 8-K

No reports were filed on Form 8-K by the Company during fourth quarter of the fiscal year covered by this annual report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DCX, INC.


Date: January 15, 1996      By: /s/ Jeanne M. Anderson        Jeanne M. Anderson
                               ------------------------            President and
                                                         Chief Executive Officer

  Signature                           Title                              Date
  ---------                           -----                              ----

/s/ John G. Anderson
------------------------
John G. Anderson                Chairman & Director             January 15, 1996

/s/ Jeanne M. Anderson
------------------------
Jeanne M. Anderson            President, CEO & Director         January 15, 1996


------------------------
Stephen Carreker                Manager GIS Operations          January 15, 1996
                                    and Director

/s/ Frederick G. Beisser
------------------------
Frederick G. Beisser           Chief Financial Officer,         January 15, 1996
                              Secretary, Treasurer and
                                      Director

/s/ Wayne A. Wilson
------------------------
Wayne A. Wilson               Vice President - Technical        January 15, 1996
                                Operations and Director

                                                                      DCX, INC.
                                                               AND SUBSIDIARIES

                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

Report of Independent Certified Public Accountants                          F-2

Report of Independent Certified Public Accountants                          F-3

Consolidated Balance Sheets as of
     September 30, 1995 and 1994                                      F-4 - F-5

Consolidated Statements of Operations
     for the Years Ended September 30,
     1995, 1994 and 1993                                                    F-6

Consolidated Statements of Stockholders'
     Equity for the Years Ended
     September 30, 1995, 1994 and 1993                                      F-7

Consolidated Statements of Cash Flows
     for the Years Ended September 30,
     1995, 1994 and 1993                                                    F-8

Summary of Accounting Policies                                       F-9 - F-11

Notes to Consolidated Financial Statements                          F-12 - F-21

Schedule II -
     Valuation and Qualifying Accounts                                     F-22


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
DCX, Inc. and Subsidiaries
Franktown, Colorado

We have audited the accompanying consolidated balance sheets of DCX, Inc. and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. We have also audited the accompanying schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCX, Inc. and subsidiaries as of September 30, 1995 and 1994 and the results of their operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations, and may not be able to meet the payment of certain notes payable within the contractual terms of the note agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     BDO SEIDMAN, LLP

Denver, Colorado
January 5, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
DCX, Inc.
Franktown, Colorado

     We have audited the accompanying statement of operations, stockholders' equity and cash flows of DCX, Inc. for the year ended September 30, 1993. We have also audited the accompanying schedule for the year ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results the operations of DCX, Inc.
and its cash flows for the year ended September 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the schedule for the year ended September 30, 1993, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note Two to the financial statements, the Company appealed the Government action to terminate three contracts. The Company has filed various claims against the Government relating to these contracts. A decision, favorable to the Company, has been made on two of the contracts, however, a final decision has not been rendered on the third contract. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for such potential losses or recognition of possible recovery from such claims has been reflected in the accompanying financial statements.



Wenner, Silvestain and Company
Englewood, Colorado
November 22, 1993

                                                                      DCX, INC.
                                                               AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS
_______________________________________________________________________________


SEPTEMBER 30,                                              1995          1994
_______________________________________________________________________________
ASSETS

CURRENT:
  Cash and cash equivalents                            $  125,844    $  114,886
  Restricted cash (Note 5)                                154,985       150,000
  Marketable securities, at market                              -        86,675
  Accounts receivable, less allowance
    of $330,000 and $0 for possible losses
    (Notes 2 and 4)                                     2,061,931     2,747,765
  Inventories (Notes 3 and 4)                             810,922       547,426
  Prepaid expenses and other                              118,316       199,631
  Subscriptions receivable (Note 8)                        25,000        95,500
_______________________________________________________________________________

Total current assets                                    3,296,998     3,941,883
_______________________________________________________________________________

PROPERTY AND EQUIPMENT (NOTE 4):
  Building and land                                     1,415,058     1,415,058
  Leased assets                                           227,863        10,927
  Furniture and equipment                                 236,973       250,011
  Test and manufacturing equipment                        159,640       159,640
_______________________________________________________________________________

                                                        2,039,534     1,835,636
Less accumulated depreciation                             653,031       540,777
_______________________________________________________________________________

Net property and equipment                              1,386,503     1,294,859
_______________________________________________________________________________

Other assets                                              131,431       178,728
_______________________________________________________________________________

                                                       $4,814,932    $5,415,470
_______________________________________________________________________________
_______________________________________________________________________________

 SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, SUMMARY
    OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                      DCX, INC.
                                                               AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS
_______________________________________________________________________________

SEPTEMBER 30,                                           1995          1994
_______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
 Notes payable (Note 4)                              $ 1,026,024   $ 1,360,448
 Accounts payable                                        588,965       271,383
 Accounts payable - terminated contracts (Note 2)        373,042       342,167
 Accrued expenses                                        206,150        62,465
 Accrued litigation settlement (Note 5)                  150,000       150,000
_______________________________________________________________________________

Total current liabilities                              2,344,181     2,186,463
LONG-TERM DEBT, less current maturities (Note 4)         362,897         1,721
_______________________________________________________________________________

Total liabilities                                      2,707,078     2,188,184
_______________________________________________________________________________

CONTINGENCY (NOTE 1)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 20,000,000 shares
  authorized, no shares issued or outstanding                  -             -
 Common stock, no par value, 2,000,000,000 shares
  authorized, shares issued and outstanding
  4,115,621 and 3,853,569 (Note 8)                     4,765,540     4,538,131
 Additional paid-in capital                              329,384       329,384
 Subscriptions receivable (Note 8)                      (179,000)     (197,000)
 Accumulated deficit                                  (2,808,070)   (1,443,229)
_______________________________________________________________________________

Total stockholders' equity                             2,107,854     3,227,286
_______________________________________________________________________________

                                                     $ 4,814,932   $ 5,415,470
_______________________________________________________________________________
_______________________________________________________________________________

 SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, SUMMARY
    OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                     DCX, INC.
                                                              AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
______________________________________________________________________________

YEARS ENDED SEPTEMBER 30,                                1995             1994          1993
_______________________________________________________________________________________________
NET SALES (NOTE 10)                                  $  2,181,340      $1,032,594    $  764,153

COST OF SALES                                           1,789,124         977,637       692,031
_______________________________________________________________________________________________

Gross profit on sales                                     392,216          54,957        72,122
_______________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES                     1,335,231         803,890       637,664
_______________________________________________________________________________________________

LOSS FROM OPERATIONS                                     (943,015)       (748,933)     (565,542)
_______________________________________________________________________________________________

Other income (expense):
 Interest expense                                        (123,428)        (44,074)      (97,003)
 Asset writedowns (Note 11)                              (287,529)              -             -
 Investment income                                              -          29,245        19,271
 Other expenses                                           (10,869)         (7,735)       (1,186)
 Litigation settlement and related costs (Note 5)               -               -      (150,000)
_______________________________________________________________________________________________

TOTAL OTHER EXPENSE                                      (421,826)        (22,564)     (228,918)
_______________________________________________________________________________________________

NET LOSS                                             $ (1,364,841)     $ (771,497)   $ (794,460)
_______________________________________________________________________________________________
_______________________________________________________________________________________________

NET LOSS PER SHARE                                   $       (.34)     $     (.23)   $     (.25)
_______________________________________________________________________________________________
_______________________________________________________________________________________________

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING                            3,969,464       3,328,133     3,210,336
_______________________________________________________________________________________________
_______________________________________________________________________________________________

 SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, SUMMARY
    OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                   DCX, INC.
                                                            AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
____________________________________________________________________________

                                                                                             RETAINED
                                       COMMON STOCK          ADDITIONAL                      EARNINGS
YEARS ENDED SEPTEMBER 30,         ----------------------      PAID-IN      SUBSCRIPTIONS   (ACCUMULATED
1995, 1994 AND 1993                 SHARES        AMOUNT      CAPITAL        RECEIVABLE       DEFICIT)       TOTAL
______________________________________________________________________________________________________________________
Balance, October 1, 1992          2,959,569     $3,428,379     $329,384      $       -      $   122,728    $ 3,880,491

   Proceeds from issuance
    of stock                        270,000        270,000            -              -                -        270,000

   Net loss for the year                  -              -            -              -         (794,460)      (794,460)
______________________________________________________________________________________________________________________

Balance, September 30, 1993       3,229,569      3,698,379      329,384              -         (671,732)     3,356,031

   Proceeds from issuance
    of stock                        400,000        559,752            -       (197,000)               -        362,752

   Stock issued for services
    (Note 8)                        224,000        280,000            -              -                -        280,000

   Net loss for the year                  -              -            -              -         (771,497)      (771,497)
______________________________________________________________________________________________________________________

Balance, September 30, 1994       3,853,569      4,538,131      329,384       (197,000)      (1,443,229)     3,227,286

   Proceeds from issuance
    of stock (Note 8)               250,000        218,750            -       (187,500)               -         31,250

   Stock issued for services
    (Note 8)                         12,052          8,659            -              -                -          8,659

   Proceeds from subscription
    receivables (Note 8)                  -              -            -        205,500                -        205,500

   Net loss for the year                  -              -            -              -       (1,364,841)    (1,364,841)
______________________________________________________________________________________________________________________

Balance, September 30, 1995       4,115,621     $4,765,540     $329,384      $(179,000)     $(2,808,070)   $ 2,107,854
______________________________________________________________________________________________________________________
______________________________________________________________________________________________________________________

 SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, SUMMARY
    OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                   DCX, INC.
                                                            AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
____________________________________________________________________________

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


YEARS ENDED SEPTEMBER 30,                           1995            1994             1993
_____________________________________________________________________________________________
 OPERATING ACTIVITIES:
   Net loss                                      $(1,364,841)    $ (771,497)      $ (794,460)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Asset writedowns                               251,347              -                -
      Provision for losses on accounts
       receivable                                    330,000              -                -
      Stock issued for services                        8,659              -                -
      Depreciation and amortization                  128,302         86,059           47,070
   Changes in operating assets and liabilities:
      Accounts receivable                            348,602        568,657        2,235,784
      Inventories                                   (473,990)      (155,770)         (68,302)
      Other assets                                   127,062        (98,791)          33,111
      Accounts payable                               317,582       (255,050)        (402,430)
      Accrued expenses                               175,760        (13,578)         (31,012)
      Accrued settlement                                   -              -          150,000
____________________________________________________________________________________________

Net cash provided by (used in) operating
 activities                                         (151,517)      (639,970)       1,169,761
____________________________________________________________________________________________

INVESTING ACTIVITIES:
   Acquisition of property and equipment             (25,354)       (83,358)          (4,720)
   Proceeds on sale of marketable securities          86,675              -                -
   Restricted cash                                    (4,985)             -         (150,000)
____________________________________________________________________________________________

Net cash provided by (used in) investing
 activities                                           56,336        (83,358)        (154,720)
____________________________________________________________________________________________

FINANCING ACTIVITIES:
   Payments on debt                                 (201,111)      (411,348)        (391,656)
   Proceeds from the issuance of common stock        307,250        248,500          270,000
___________________________________________________________________________________________

Net cash provided by (used in) financing
 activities                                          106,139       (162,848)        (121,656)
____________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                       10,958       (886,176)         893,385

CASH AND CASH EQUIVALENTS, beginning of year         114,886      1,001,062          107,677
____________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, end of year             $ 125,844     $  114,886      $ 1,001,062
____________________________________________________________________________________________
____________________________________________________________________________________________

 SEE ACCOMPANYING REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, SUMMARY
    OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                    DCX, INC.
                                                             AND SUBSIDIARIES

                                               SUMMARY OF ACCOUNTING POLICIES
_____________________________________________________________________________

ORGANIZATION AND BUSINESS

These consolidated financial statements include the accounts of DCX, Inc. and those of its wholly-owned subsidiaries, GeoStars International, Inc. and GeoNova US, Inc. ("GeoNova"), d/b/a GeoNova International, Inc., (collectively the "Company"). DCX, Inc. provides services and products to aerospace, aviation, military, and commercial industries. DCX, Inc. is currently engaged in the engineering design, development, testing, and manufacturing of electronic and electro-mechanical devices and assemblies for use in the missile and aerospace industries, as well as the manufacturing of wire harnesses and cable assemblies for use by commercial computer and communications industries and the U.S. Government. GeoNova engages in the geographic information systems/services (GIS).

For financial information relating to industry segments see Part I Item 1(b) "Financial Information about Industry Segments" in the Securities and Exchange Commission September 30, 1995 Form 10-K for the Company.

All intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities consist of equity securities and are carried at quoted market value, realized and unrealized gains and losses are recorded in investment income as they arise. The securities are classified as trading under SFAS No. 115.

INVENTORIES

Inventories, other than inventoried costs relating to long-term contracts and programs, are stated at the lower of cost or market by specific identification. Inventoried costs relating to long-term contracts and programs are stated at the actual production costs, including factory overhead and other related non-recurring costs, incurred to date reduced by amounts identified with revenue recognized as progress is completed. In accordance with industry practice, such inventoried costs are recorded in accounts receivable-unbilled and include amounts which are not expected to be realized within one year.

                                                                    DCX, INC.
                                                             AND SUBSIDIARIES

                                               SUMMARY OF ACCOUNTING POLICIES
_____________________________________________________________________________

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are recorded at cost. Depreciation is provided on property and equipment by charging against earnings, amounts sufficient to amortize the costs of the assets over their estimated useful lives. The ranges of estimated useful lives in computing depreciation and amortization are as follows:
____________________________________________________________________________

Building                                                           31 years
Leased assets                                                 Life of lease
Furniture and equipment                                        5 to 7 years
Test and manufacturing equipment                               5 to 7 years
____________________________________________________________________________
____________________________________________________________________________

Depreciation was computed principally on an accelerated method.

REVENUE RECOGNITION

The estimated sales value of performance under government fixed-price contracts in process is recognized under the percentage of completion method of accounting whereunder the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods). Estimated losses on contracts are recorded when identified.

TAXES ON INCOME

The Company accounts for income taxes under SFAS No. 109. Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred and totalled approximately $24,000, $39,000 and $87,000 for the years ended September 30, 1995, 1994 and 1993.

NET LOSS PER SHARE

Net loss per common share is based on the weighted average number of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents, when dilutive.

CONCENTRATIONS OF CREDIT RISK

The Company provides its products as a prime contractor and sub-contractor to various entities in the aerospace, aviation, and military industries, with most of its products being utilized by the U.S. Government as well as by major defense contractors. The Company grants credit to its customers in these industries and, therefore, a substantial portion of its debtors' ability to honor the contracts is dependent upon the defense economic sector.

                                                                    DCX, INC.
                                                             AND SUBSIDIARIES

                                               SUMMARY OF ACCOUNTING POLICIES
_____________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

RECLASSIFICATIONS

Certain items included in the prior years' financial statements have been reclassified to conform to the current presentation.

                                                                    DCX, INC.
                                                             AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

1. CONTINUED EXISTENCE

As reflected in the accompanying financial statements, the Company incurred net losses from operations of $943,000, $749,000 and $566,000 for the years ended September 30, 1995, 1994 and 1993. A $335,698 note payable matured October 10, 1995 and the Company continued to make monthly payments on the note while in the process of securing refinancing, and a separate note payable in the amount of $617,855 is scheduled to mature in June 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to September 30, 1995, the Company received a commitment to refinance the note payable originally due October 10, 1995 and is negotiating to refinance and extend the maturity date of the $617,855 note payable. At September 30, 1995 the Company had working capital of $952,817. A significant portion of the Company's working capital is comprised of certain assets that in the normal course of business are not readily convertible into liquid assets. In December 1995 the Company received approximately $1,200,000 in partial settlement of a terminated contract receivable (as described in Note
2). Such proceeds were utilized to make payments on accounts payable, accounts payable-terminated contracts, unsecured notes of $287,826 and other accrued expenses. Management plans also include the acquisition of Westinghouse Landmark GIS, Inc., a subsidiary of a Westinghouse Electric Corp., through the proceeds of a private placement offering which may provide additional liquidity and more stable operating results. The ultimate results of these efforts cannot be determined at the present time.

2. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:


                                                         1995         1994
_____________________________________________________________________________
LONG-TERM CONTRACTS:
 U.S. Government - Prime
  and subcontracts:
   Amounts billed                                     $  192,769   $   42,098
   Recoverable costs and accrued profit on progress
    completed - not billed                              209,0385       80,311
   Unrecovered costs and estimated profits subject
    to future negotiation - terminated contracts (a)   1,702,009    2,062,550
_____________________________________________________________________________

Total U.S. Government                                  2,103,816    2,684,959
_____________________________________________________________________________
_____________________________________________________________________________

                                    F-12

                                                                    DCX, INC.
                                                             AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________


COMMERCIAL:
  Amounts billed                                         165,434       62,093
  Recoverable cost and accrued profit on progress
   completed-not billed                                  115,973          713
_____________________________________________________________________________

Total commercial                                         281,407       62,806
_____________________________________________________________________________

Other                                                      6,708            -
Less provision for losses                                330,000            -
_____________________________________________________________________________

Total accounts receivable                             $2,061,931   $2,747,765
_____________________________________________________________________________
_____________________________________________________________________________

Recoverable costs and accrued profits not billed will be billed on the basis of contract terms and delivery schedules.

(a) The unrecovered costs and estimated profits subject to future negotiation represent claims asserted against the Department of Defense for contracts terminated by the Government. Through September 30, 1995, the Company has received partial payments on these contracts of approximately $3,842,000. The Company has $1,702,009, less a $300,000 allowance for potential losses, recorded as a terminated contract receivable at September 30, 1995 on these contracts, representing cost and reimbursable expenses they are owed by the Government. Subsequent to September 30, 1995, a preliminary settlement was reached on these matters, subject to final approval. The Government paid the Company approximately $1,200,000 in December 1995, with final payments expected in the second quarter of the Company's fiscal year.

The Armed Services Board of Contract Appeals ("ASBCA") affirmed the Government's termination for default on a third contract and the Company filed an appeal of that decision with the United States Court of Appeals on October 7, 1994. The Company anticipates a favorable outcome to this appeal. The Company has incurred approximately $894,000 in billable and reimbursable costs and expenses on their third contract which have not been recorded as a receivable from the Government. If the Company prevails on its appeal of the decision on the third contract, the Company would record additional income of approximately $894,000. In the event the Company's appeal on the third contract is not sustained, the Company could incur a loss of approximately $521,000. The Company believes that they will prevail in converting the third contract to a termination for the convenience of the Government status.

                                                                    DCX, INC.
                                                             AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

As a result of the contract terminations, the Company was in default on its loan agreement which is collateralized by the contracts. The Company entered into an agreement with the bank which amended the debt agreement to include additional restrictive covenants to the debt agreement.

The Company has held meetings with and developed understandings with various creditors pertaining to the terminated contracts, including creditors who initiated collection procedures to recover amounts due under the contracts. The Company has entered into agreements with various creditors to defer payment until resolution of the claim against the Government.

3. INVENTORIES

Inventories are stated at the lower of cost or market by specific identification and consist of:

                                                      1995          1994
_____________________________________________________________________________
Raw materials                                      $  763,585     $547,426
Work in process                                       277,731            -
_____________________________________________________________________________

                                                    1,041,316      547,426
Reserve for obsolescence                             (230,394)           -
_____________________________________________________________________________

Total inventory                                    $  810,922     $547,426
_____________________________________________________________________________
_____________________________________________________________________________

                                                                    DCX, INC.
                                                             AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

4.  NOTES PAYABLE AND LONG-TERM DEBT

                                                         1995         1994
_____________________________________________________________________________
Note payable in monthly installments of $2,000 per
 month beginning  December 1991 interest at 10.5%,
 collateralized by accounts receivable, inventory,
 second deed of trust on building, property and
 equipment and contract rights, maturing June 3,
 1996 (See Note 2).                                    $  617,855  $  617,855

Note payable in monthly installments of $12,500,
 including interest at prime plus 3% (10.5% at
 September 30, 1995) with a ceiling of 11.5%,
 collateralized by a deed of trust on a building
 and assignment of a lease, which was due October
 10, 1995. (a)                                            335,698     453,305

Unsecured notes payable with interest accrued based
 on rates determined by the Government under the
 Renegotiation Act, 7% at September 30, 1995. (b)         287,826     287,826

Capital lease obligation (Note 7)                         147,542       3,183
_____________________________________________________________________________

                                                        1,388,921   1,362,169
Less current maturities                                 1,026,024   1,360,448
_____________________________________________________________________________

Long-term debt less current maturities                 $  362,897  $    1,721
_____________________________________________________________________________
_____________________________________________________________________________

                                                                    DCX, INC.
                                                             AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

(a) In January 1996, the Company received a commitment which will replace the $335,698 note payable. The terms of the new financing include monthly installments of $5,912 with an annual interest rate of 13%. The note matures in January 1997. The terms of the new financing have been reflected on the accompanying September 30, 1995 consolidated balance sheet.

(b) In December 1995, settlement of this note was made and required a cash payment of $205,000. The gain on forgiven debt of $82,826 will be recorded in fiscal 1996.

5.  LITIGATION

ACCRUED SETTLEMENT

In 1993 the Company posted a bond of $150,000 to indemnify a Director of DCX, Inc. due to litigation arising from a dispute with a terminated employee (plaintiff). A judgement for the plaintiff was originally granted for $96,000. The bond of $150,000 was posted to cover the original judgement plus statutory interest from the date of occurrence in 1989 while the matter was heard by the Court of Appeals. In October 1995, the Company's petition for the case to be heard by the Colorado Supreme Court was denied and the bond was paid to the plaintiff.

OTHER LITIGATION

The Company is engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

6. TAXES ON INCOME

The provision for income taxes consist of the following:


                                              1995        1994        1993
_____________________________________________________________________________
DEFERRED BENEFIT:
  Federal                                  $ 452,000    $240,000    $271,000
  State                                       44,000      23,000      27,000
_____________________________________________________________________________

                                             496,000     263,000     298,000
Valuation allowance                         (496,000)   (263,000)   (298,000)
_____________________________________________________________________________

                                           $       -   $       -   $       -
_____________________________________________________________________________
_____________________________________________________________________________

                                                                    DCX, INC.
                                                             AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                  1995      1994      1993
_____________________________________________________________________________
Percent of pre-tax loss at U.S. federal
 statutory rates                                 (34.0)%   (34.0)%   (34.0)%
State income tax benefit, net of federal
 tax amount                                       (3.3)     (3.1)     (3.3)
Expenses not deductible for taxes                  1.2       2.5       1.8
Increase in deferred tax asset valuation
 allowance                                        36.1      34.6      35.5
_____________________________________________________________________________

Effective tax rate                                   - %       - %       - %
_____________________________________________________________________________
_____________________________________________________________________________

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                   1995             1994
_____________________________________________________________________________
Net operating loss carryforward                 $   766,000      $ 577,000
Allowance for doubtful accounts                     123,000              -
Inventory, obsolescence reserve                      86,000          9,000
Accrued settlement                                   56,000         56,000
Capital loss carryover                               15,000              -
Other                                                11,000          9,000
_____________________________________________________________________________

Total gross deferred tax assets                   1,057,000        651,000
Valuation allowance                              (1,057,000)      (561,000)
_____________________________________________________________________________

Net deferred tax asset                                    -         90,000
Deferred tax liability - deferred
 compensation expense                                     -        (90,000)
_____________________________________________________________________________

Net deferred taxes                              $         -      $       -
_____________________________________________________________________________
_____________________________________________________________________________

                                                                      DCX, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

At September 30, 1995, the Company had net operating loss carryforwards of approximately $2,053,000 with expirations through 2010.

7. LEASES

The Company leases various equipment under capital leases that expire through June 2000. The present value of future minimum capital lease payments at September 30, 1995 are as follows:

_______________________________________________________________________________
1996                                                                   $ 87,518
1997                                                                     55,101
1998                                                                     20,237
1999                                                                      3,489
2000                                                                      2,334
_______________________________________________________________________________

Total minimum lease payments                                            168,679
Less amounts representing interest                                       21,137
_______________________________________________________________________________

Present value of net minimum lease payment                              147,542
Less capital lease obligation, current                                   74,645
_______________________________________________________________________________

Capital lease obligation, noncurrent                                   $ 72,897
_______________________________________________________________________________
_______________________________________________________________________________

8. COMMON STOCK TRANSACTIONS

In June 1994, the Company issued stock options to an individual to purchase up to 324,000 shares of its common stock at exercise prices per share ranging from $.67 to $1.25. In July 1994, the Company issued stock options to purchase 300,000 shares of its common stock to the same individual at exercise prices per share from $1.00 to $1.75. All options were exercised prior to September 30, 1994.

                                                                      DCX, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________


As consideration for future service to be performed over 3 years by the recipient of the stock options, the exercise price on a portion of these stock options was below the fair market value of the stock on the date the options were granted. Accordingly, the Company recorded $148,750 in deferred charges for future services. In addition, the Company waived the exercise price on 224,000 shares under the stock option and recorded deferred charges for future services of $150,000. In March 1995, the Company issued options to purchase 250,000 shares to the same individual at an exercise price of $.75 per share. The options were exercised in April 1995. The Company recorded $31,250 in deferred changes for future services. Services by the recipient are to be provided over a 3 year term. Accordingly, the Company is amortizing deferred compensation charges on a straight line basis over 36 months. Amortization of approximately $100,000 and $35,000 was recorded during in the years ended September 30, 1995 and 1994.

The Company issued 12,052 shares valued at $8,659 to two vendors to fulfill payable obligations in June 1995.

The Company collected $205,500 of the amount classified as subscriptions receivable during the year ended September 30, 1995. Subsequent to September 30, 1995 $25,000 was received prior to January 5, 1996 and has been classified as an asset on the accompanying consolidated balance sheet.

9. EMPLOYEE BENEFIT PLANS

401(K) PLAN

In January 1992, the Company established a Section 401(k) profit sharing plan covering substantially all employees. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company makes matching contributions equal to 25% of the participants elected deferred contribution up to a maximum of 6% of compensation. Company matching contributions vest ratably over 5 years. Additional contributions may be made at the Company's discretion based upon the Company's performance. Total Company contributions under the plan were approximately $8,900, $8,700 and $7,500 in 1995, 1994 and 1993.

                                                                      DCX, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

STOCK OPTIONS

The Company's Board of Directors have reserved 300,000 and 750,000 shares under two stock option plans (1991 and 1995 respectively). The Company grants options under the Plan in accordance with the determinations made by the Option Committee. The Option Committee will, at its discretion, determine individuals to be granted options, the time or times at which options shall be granted, the number of shares subject to each option and the manner in which options may be exercised. The option price shall be the fair market value on the date of the grant and expire five years subsequent to the date of grant.

1991 PLAN

In May 1992, the Company issued options for the purchase of 140,000 shares at $1.22 per share. Of the total issued, 125,000 were issued to officers and directors. In February 1995, 20,000 options were cancelled. Options to purchase 175,000 shares at $.71875 were issued to officers of the Company in April 1995. To date, none of these options have been exercised.

1995 PLAN

In April 1995, the Company issued options to purchase 269,000 shares at $.71875 per share, of the total issued, 60,000 were issued to an officer. To date none of these options have been exercised.

10. MAJOR CUSTOMERS

The Company has historically derived significant revenue from contract services from a few customers. During the year ended September 30, 1995 sales to four customers accounted for 48%, 17%, 10% and 10% of total sales. During the year ended September 30, 1994, the Company derived 59% and 15% of total revenue from two customers. For the year ended September 30, 1993, sales to one customer represented 74% of total revenue. The majority of all sales are as Government Prime or Sub-contractors.

                                                                      DCX, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

11. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the quarter ended September 30, 1995, the Company recorded significant charges affecting various accounts. The Company recorded an allowance for potential losses of $300,000 on the unrecovered costs and estimated profits subject to future negotiation-terminated contracts. The Company also determined that certain items in its inventory may not be realizable. Accordingly, a reserve for obsolescence of $205,594 was recorded. As of September 30, 1995, the Company decided to curtail certain activities being performed in Argentina back to the Company's U.S. facilities. As such, the Company recorded an adjustment of $287,529 as an other expense. None of these adjustments effect prior quarters.

12. SUBSEQUENT EVENT

On January 5, 1996 the Company entered into a definitive agreement to purchase the assets of Westinghouse Landmark GIS, Inc., a subsidiary of Westinghouse Electric Corp.

13. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                  1995        1994      1993
_______________________________________________________________________________
Common stock sold for
 subscriptions receivable                       $187,500   $292,500    $   -
_______________________________________________________________________________
_______________________________________________________________________________

Acquisition  of equipment
 under capital leases                           $227,863   $    -      $   -
_______________________________________________________________________________
_______________________________________________________________________________

Common stock issued for
 services and debt                              $  8,659   $298,750    $   -
_______________________________________________________________________________
_______________________________________________________________________________

Liabilities assumed in
 acquisition of equipment                       $    -     $    -      $14,749
_______________________________________________________________________________
_______________________________________________________________________________

Cash paid for interest                          $ 72,000   $ 24,000    $24,000
_______________________________________________________________________________
_______________________________________________________________________________

                                                                      DCX, INC.
                                                               AND SUBSIDIARIES

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
_______________________________________________________________________________

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                             ADDITIONS
                                  BALANCE    CHARGED TO                BALANCE
                               AT BEGINNING   COSTS AND                 AT END
                                 OF PERIOD    EXPENSES    DEDUCTIONS  OF PERIOD
_______________________________________________________________________________
Year Ended September 30, 1993     $    -      $    -        $  -      $     -
Year Ended September 30, 1994          -           -           -            -
Year Ended September 30, 1995          -       330,000         -      330,000
_______________________________________________________________________________
_______________________________________________________________________________



ALLOWANCE FOR OBSOLESCENCE OF INVENTORY

                                             ADDITIONS
                                  BALANCE    CHARGED TO                BALANCE
                               AT BEGINNING   COSTS AND                 AT END
                                 OF PERIOD    EXPENSES    DEDUCTIONS  OF PERIOD
_______________________________________________________________________________
Year Ended September 30, 1993     $    -     $    -         $   -     $     -
Year Ended September 30, 1994          -       25,000           -        25,000
Year Ended September 30, 1995          -      205,594        (200)      230,394
_______________________________________________________________________________
_______________________________________________________________________________