Form 10QSB
period 1995-12-31
DCX INC
filed 1996-02-20
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995.

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number 0-14273

                                    DCX, INC.
             (Exact name of registrant as specified in its charter)


     COLORADO                                             84-0868815
 ................................                     .....................
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


            3002 N. State Highway 83, Franktown, Colorado 80115-0569
      ....................................................................
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 688-6070
                  .............................................
              (Registrant's telephone number, including area code)


                                 Not Applicable
     .......................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       4,094,631 Common Shares were outstanding as of December 31, 1995.

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                         December 31             September 30
                                             1995                    1995
                                         (Unaudited)              (Audited)
-------------------------------------------------------------------------------



Assets

Current:
  Cash and Cash equivalents             $   335,676              $   125,844
  Restricted cash                                 0                  154,985
  Accounts receivable                       688,948                2,061,931
  Inventories                             1,204,845                  810,922
  Prepaid expenses                          112,958                  118,316
  Subscriptions receivable                   25,000                   25,000
-------------------------------------------------------------------------------


Total current assets                      2,367,426                3,296,998
-------------------------------------------------------------------------------


Property and equipment:
  At cost                                 2,032,536                2,039,534
    Less: accumulated depreciation         (674,583)                (653,031)
-------------------------------------------------------------------------------


  Net property and equipment              1,357,953                1,386,503

-------------------------------------------------------------------------------


Other assets                                146,431                  131,431
-------------------------------------------------------------------------------


                                        $ 3,871,810             $  4,814,932

===============================================================================

                See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                              December 31         September 30
                                                 1995                 1995
                                              (Unaudited)          (Audited)
-------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current:
  Notes payable                              $   965,207           $ 1,026,024
  Accounts payable                               324,430               588,965
  Accounts payable - terminated contracts         87,697               373,042
  Accrued expenses                               124,908               206,150
  Accrued litigation settlement                        0               150,000
-------------------------------------------------------------------------------


Total current liabilities                      1,502,242             2,344,181

Long-term debt, less current maturities          362,897               362,897
-------------------------------------------------------------------------------


Total liabilities                              1,865,139             2,707,078
-------------------------------------------------------------------------------


Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, no par value, 2,000,000,000 shares
    authorized; shares issued and
    outstanding, 4,115,631 and 3,453,569 at
    June 30, 1995 and 1994, respectively.     4,765,540             4,765,540
  Additional paid-in capital                    329,384               329,384
  Subscriptions receivable                     (179,000)             (179,000)
  Accumulated deficit                        (2,909,253)           (2,808,070)
-------------------------------------------------------------------------------


Total stockholders' equity                    2,006,671             2,107,854
-------------------------------------------------------------------------------


                                            $ 3,871,810           $ 4,814,932
===============================================================================



                See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended
                                                       December 31
                                               1995                   1994
-------------------------------------------------------------------------------


Net sales                                  $  678,569              $  478,988

Cost of sales                                 608,013                 292,331

-------------------------------------------------------------------------------


Gross profit on sales                          70,556                 186,657

-------------------------------------------------------------------------------


General and administrative expenses            232,698                354,472
-------------------------------------------------------------------------------


Loss from operations                          (162,142)              (167,815)

Other income (expense):
  Interest expense                            ( 37,222)              ( 12,517)
  Investment and other income                   10,357                  2,866
  Other expense                                      0               (    433)
  Forgiveness of debt                           87,826                      0
-------------------------------------------------------------------------------


Net loss                                    $ (101,181)            $ (177,899)
===============================================================================


Net loss per share                          $     (.02)            $     (.05)
===============================================================================



Weighted average number of shares of
  common stock outstanding                   4,105,121              3,853,569
===============================================================================



                See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Cash Flows
                                   (Unaudited)

For the Three-Month Periods Ended December 31,        1995              1994
-------------------------------------------------------------------------------


Operating activities:
  Net loss                                        $ (101,181)       $ (177,899)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                    21,552             8,801
     (Increase) decrease in accounts receivable    1,222,979          (160,038)
     Increase in inventory                          (393,923)         ( 73,225)
     (Increase) decrease in prepaid expenses         (82,073)          105,060
     (Increase) decrease in other assets              72,431           (49,623)
     (Decrease) increase in accounts payable        (269,036)          131,744
     (Decrease) increase in other liabilities        (81,241)           74,124
-------------------------------------------------------------------------------


Net cash provided by (used in)
  operating activities                               389,508          (141,056)

-------------------------------------------------------------------------------


Investing activities:
  Acquisition of property and equipment                6,999          ( 45,879)

-------------------------------------------------------------------------------


Net cash provided by (used in)
  investing activities                                 6,999          ( 45,879)

-------------------------------------------------------------------------------


Financing activities:
  Payments on long-term debt, net                   (341,660)          (26,311)
  Stock subscriptions paid/issuance
    of common stock                                                     95,500
-------------------------------------------------------------------------------


Net cash provided by (used in)
  financing activities                              (341,660)           69,189
-------------------------------------------------------------------------------


Net increase (decrease) in cash                       54,847          (117,746)

-------------------------------------------------------------------------------


Cash and cash equivalents,
  beginning of period                             $  280,829        $  201,561

-------------------------------------------------------------------------------


Cash and cash eqivalents,
  end of period                                   $  335,676        $   83,815

===============================================================================


                See accompanying summary of accounting policies
                       and notes to financial statements

                                    DCX, INC.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1995, the consolidated results of its operations for the three-periods ended December 31, 1994, and 1995 and statements of cash flows for the three-month periods then ended.

The accounting policies followed by the Company are set forth in the annual report of September 30, 1995, filed on Form 10-K, and the audited consolidated financial statements therein with the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by DCX, INC. later in the year.

During April, 1994, the Company formed a subsidiary corporation, GeoStars, International, Inc. which in turn subsequently formed two subsidiary operating corporations to provide products and services in the geographic information services (GIS) arena. Accordingly, these quarterly consolidated financial statements represent the consolidated results of operations. All intercompany balances and transactions have been eliminated in the consolidation of the financial statements.

The consolidated results of operations for the three-month period ended December 31, 1995, are not necessarily indicative of the results to be expected for the full year ending September 30, 1996.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-K for September 30, 1995. A portion of the total amount of receivables represents unrecovered costs and estimated profits subject to future negotiation and represented by certain portions of a settlement proposal and related claim asserted against the Department of Defense for contracts terminated by the Government (See Note 10 to the financial statements accompanying the Form 10-K and Note 4, below). Such receivables amounted to $197,467 at December 31, 1995 and $1,702,009 at September 30, 1995 as compared to $2,062,550 at December 31, 1994.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $2,053,000 with expirations through 2010. At December, 1995, the amount of the net operating loss carryforward balance is estimated at $2,154,000. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Terminated Contracts

As reported in the Form 10-K for September 30, 1995, the Company and the Defense Logistics Agency (DLA) agreed to a final settlement in November, 1995, on two of three terminated contracts. The last partial payment, therefor, was received in January, 1996.

A third contract with DLA required the Company to design, develop test and manufacture light sets to a specified schedule. Testing of the lights was subcontracted; scheduling delays resulting from a higher priority Government contract caused the Company to miss the contractually required date for an environmental test report by three days. Federal regulations require a delivery date extension equal to the Government caused delay. The contract was terminated for default by the Government in July, 1988. The Company asserted in July 1991 hearings the termination for default was erroneous as it resulted from Government caused delays in testing and, therefor, the termination should be characterized as for the convenience of the Government. The Company received a decision from the ASBCA holding for the Government. The Company filed an appeal before the U.S. Court of Appeals for the Federal Circuit; oral arguments were presented on February 7, 1996. Were the Company not to prevail, it could record a loss of approximately $521,000. Neither of the possible results is recorded in the financial statements as the ultimate outcome cannot be determined at present.

See also the more detailed explanation of terminated contracts in Note 10 to the Consolidated Financial Statements for September 30, 1995, as filed on Form 10-K.

(5) Lease Obligations

The Company leases various equipment under capital leases that expire through June 2000 as noted in Note 7 to the Financial Statements in Form 10-K, September 30, 1995.

PART I, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

Liquidity.

Final negotiations related to two terminated Government contracts were recently concluded. (See Form 10-K, Item 3, Legal Proceedings, and Item 7, MD & A, Liquidity) As a result the Company received three payments in final settlement, the last of which arrived during January, 1996. A third contract was also appealed; it is now in the U.S. Court of Appeals where oral agruments were recently heard. (See Note 4, above.)

Cash and marketable securities increased $209,832 to $335,676 from $125,844 at September 30, 1995, as a result of payments received for the terminated contracts. The increase resulted primarily from cash provided by operations, $389,508 while cash was used for debt reduction payments $341,600.

The Company presently has working capital of $865,184 as compared to $1,488,720 at December 31, 1994, and to $952,817 at the beginning of the fiscal year. The primary causes for the decrease from a year ago are the payments on long term debt of $370,530, and reduction in terminated contract payables of $254,470 and the Company's operating losses during that period. The decrease in accounts receivable was used as noted, as well as to lay in materials for the Company's increasing contract backlog.

The Company's current ratio, the ratio of total current assets to total current liabilities, increased to 1.58:1 which compares to 1.63:1 a year ago and is improved over 1.41:1 at September 30, 1995.

Capital Resources.

Until fiscal year 1993 the Company's primary source of liquidity historically consisted of cash flow from operations. During fiscal years 1993 through 1996 the Company received reimbursements of from the two successfully litigated terminated contracts in the form of a number of partial payments against the settlement proposals. As a result of final negotiations concluded with Defense Logistics Agency, the Company has received the remaining amounts of the agreed settlement.


Subsequent to this quarter, the Company completed a refinancing of its real property mortgage and reduced monthly cash payments by $6,000. This is the first phase of its refinancing efforts and provides an interim period during which it expects to secure permanent financing to consolidate its real property mortgage and the note payable which matures on June 3, 1996. The Company's mortgage financing advisor is confident of completing the phase two consolidation in a timely manner. See also the "Going Concern Issues" caption under Item 7, MD & A, Liquidity, of Form 10-K.

The Company entered into a definitive agreement to purchase substantially all the assets and liabilities of Westinghouse Landmark GIS, Inc., a wholly owned subsidiary of Westinghouse Electric Corporation, on January 11, 1996. (See "Major Asset Purchase Agreement" caption under Item 7 of Form 10-K). In order to raise funds for the $2.4 million purchase price which is due at closing on March 5, 1996, and for both Landmark and Company manufacturing working capital requirements, the Company issued a private offering memorandum for the sale of its securities on February 7, 1996.

The Company's long-term liquidity requirements may be significant in order to implement its plans. While confident the funds will be secured, there can be no guarantee the efforts will be successful.

Results of Operations:

First Quarter of Fiscal Year 1996.

During the first quarter of fiscal year 1996 net sales increased by $199,581, or 42 percent, over the same period of the prior year. Cost of sales was $608,013, or 90 percent of sales, and resulted in a narrow gross profit of $70,556, or 10 percent of sales. The gross margin decreased significantly from 24 percent of sales for the same period of the prior year. The decrease in gross profit is attributable to the learning curve associated with complex new products in certain new contracts. It is expected to return to normal levels in the coming quarter. Sales increases during the current fiscal year resulted from restructuring in the defense industry causing prime contractors to outsource more work.

General and Administrative expenses of $232,698 for the current period decreased $121,774 from a year ago and reflect the control efforts of management and the curtailment of nonproductive GIS subsidiaries. After factoring out acquisition expenses of $49,509, G & A expenses amount to $183,189. Interest expense increased because of capital lease imputed interest costs this quarter; investment income increased as a result of increased cash balance on hand. In liquidating a $287,826 note balance related to the terminted contracts the Company recorded a discount of $87,826 as forgiveness of debt.

Restricted cash and accrued litigation settlement both decreased to nil as a result of the release of a bond (posted by the Company to indemnify a Director of the Company) to a former employee. The release resulted from a final decision on a case which was pending before the Colorado Court of Appeals. The finding was for the plaintiff and the expense had been recorded in a prior year.

First Quarter of Fiscal Year 1995.

During the first quarter of fiscal year 1995 net sales increased by $171,298, or 56 percent, over the same quarter of the prior year. Cost of sales was $292,331, or 61 percent of sales, and resulted in a gross profit of $186,657, or 39 percent of sales which compares favorably to gross profit of 27 percent of sales for the same period of the prior year. the increase was atributable to the the increased volume of production during the current quarter.

General and administrative expenses for the quarter reflected the effects of funding the development stage subsidiaries. While G & A expenses had increased $236,557 over the same period of the prior year, approximately $164,228 resulted from financial support developing the subsidiaries. After factoring out this amount, G & A expenses related to manufactuirng operations would amount to $117,915, or a decrease of almost 30 percent from the prior year. While interest expense has decreased slightly, investment income decreased by $6,594, or 69 percent from the prior year because of decreased amounts of cash and marketable securities on hand.

While sales increased during the quarter as compared to the same period of the prior year, the Company experienced a net loss of $177,899, or $.05 per share. Of this amount, approximately $153,678, or $.04 per share, resulted from activities related to the GIS subsidiaries resulting in a loss per share of $.01 from activities comparable to the prior year's first quarter.

Contract Backlog

The Company's manufacturing operation has active funded contracts and awarded work amounting to $7.1 million as compared to an approximate $5.4 million backlog with $4.2 million of uncompleted work a year prior. The current backlog contains approximately $6.5 million of uncompleted work of which approximately $.5 million is unfunded. Deliveries on funded orders are scheduled over the next 40 months. The Company is aggressively bidding opportunities with prime contractors for defense opportunities and sends its technical staff to meet personally with program managers in order to more competitively meet their requirements. The Company is confident that during the ensuing year these projects will result in additional orders as during the past fiscal year. In addition, the Company continues to be invited to bid on more projects with new and existing customers.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Not applicable.


ITEM 2. CHANGES IN SECURITIES.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.


ITEM 5. OTHER INFORMATION.

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

Not applicable.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         D C X , I N C .

Dated: February  16, 1996
                                        /S/   FREDERICK G. BEISSER
                                        ---------------------------------------
                                        Frederick G. Beisser
                                        Chief Financial Officer,
                                          Secretary & Treasurer