Form 10-Q/A
period 1995-12-31
DCX INC
filed 1996-03-25
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995.

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to                .
                              ---------------   ---------------

Commission file number 0-14273

                                    DCX, INC.
             (Exact name of registrant as specified in its charter)


          COLORADO                                       84-0868815
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


            3002 N. State Highway 83, Franktown, Colorado 80115-0569
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 688-6070
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

        4,094,631 Common Shares were outstanding as of December 31, 1995.

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements



                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                        December 31               September 30
                                           1995                      1995
                                        (Unaudited)                (Audited)
--------------------------------------------------------------------------------

Assets

Current:
  Cash and Cash equivalents           $   335,676                 $   125,844
  Restricted cash                               0                     154,985
  Accounts receivable                     914,689                   2,061,931
  Inventories                           1,204,845                     810,922
  Prepaid expenses                        112,958                     118,316
  Subscriptions receivable                 25,000                      25,000
--------------------------------------------------------------------------------

Total current assets                    2,593,168                   3,296,998
--------------------------------------------------------------------------------

Property and equipment:
  At cost                               2,032,536                   2,039,534
    Less: accumulated depreciation       (674,583)                   (653,031)
--------------------------------------------------------------------------------

  Net property and equipment            1,357,953                   1,386,503

--------------------------------------------------------------------------------

Other assets                              146,431                     131,431
--------------------------------------------------------------------------------

                                      $ 4,097,552                $  4,814,932

================================================================================
                See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                     December 31    September 30
                                                        1995            1995
                                                     (Unaudited)     (Audited)
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
   Notes payable                                    $  641,333      $1,026,024
   Accounts payable                                    367,459         588,965
   Accounts payable - terminated contracts             368,542         373,042
   Accrued expenses                                    124,908         206,150
Accrued litigation settlement                                0         150,000
--------------------------------------------------------------------------------

Total current liabilities                            1,502,242       2,344,181

Long-term debt, less current maturities                362,897         362,897
--------------------------------------------------------------------------------

Total liabilities                                    1,865,139       2,707,078
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, no par value, 2,000,000,000 shares
    authorized; shares issued and outstanding,
    4,115,631 and 3,453,569 at June 30, 1995
    and 1994, respectively.                          4,765,540       4,765,540
  Additional paid-in capital                           329,384         329,384
  Subscriptions receivable                            (179,000)       (179,000)
  Accumulated deficit                               (2,683,511)     (2,808,070)
--------------------------------------------------------------------------------

Total stockholders' equity                           2,232,413       2,107,854
--------------------------------------------------------------------------------

                                                   $ 4,097,552     $ 4,814,932

===============================================================================

                See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three months ended
                                                         December 31
                                                    1995              1994
--------------------------------------------------------------------------------

Net sales                                       $  904,311        $  478,988

Cost of sales                                      608,013           292,331

--------------------------------------------------------------------------------

Gross profit on sales                              296,298           186,657

--------------------------------------------------------------------------------

General and administrative expenses                232,698           354,472
--------------------------------------------------------------------------------

Income (loss) from operations                       63,600          (167,815)

Other income (expense):
  Interest expense                                ( 37,222)         ( 12,517)
  Investment and other income                       10,357             2,866
  Other expense                                          0          (    433)
  Forgiveness of debt                               87,826                 0
--------------------------------------------------------------------------------

Net Income (loss)                                $  124,561        $ (177,899)
================================================================================

Net Income (loss) per share                      $      .03        $     (.05)

================================================================================

Weighted average number of shares of
  common stock outstanding                         4,105,121        3,853,569

================================================================================

                See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Cash Flows
                                   (Unaudited)

For the Three-Month Periods Ended December 31,           1995         1994
--------------------------------------------------------------------------------

Operating activities:
  Net income (loss)                                  $  124,561       (177,899)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                       21,552          8,801
     (Increase) decrease in accounts receivable       1,147,243       (160,038)
     Increase in inventory                             (393,924)      ( 73,225)
     (Increase) decrease in prepaid expenses             (5,358)       105,060
     (Increase) decrease in other assets                 15,000        (49,623)
     (Decrease) increase in accounts payable           (226,006)       131,744
     (Decrease) increase in other liabilities           (81,242)        74,124
     Decrease in litigation settlement liability       (150,000)
--------------------------------------------------------------------------------

Net cash provided by (used in) operating activities     451,826       (141,056)

--------------------------------------------------------------------------------

Investing activities:
  Acquisition of property and equipment                   6,999       ( 45,879)

--------------------------------------------------------------------------------

Net cash provided by (used in) investing activities       6,999       ( 45,879)

--------------------------------------------------------------------------------

Financing activities:
  Payments on long-term debt, net                      (248,993)       (26,311)
  Stock subscriptions paid/issuance of common stock                     95,500

--------------------------------------------------------------------------------

Net cash provided by (used in) financing activities    (248,993)        69,189
--------------------------------------------------------------------------------

Net increase (decrease) in cash                         209,832       (117,746)

--------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period       $  125,844     $  201,561

--------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $  335,676     $   83,815

--------------------------------------------------------------------------------

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

(3) Provision for Income Taxes


At the beginning of the fiscal year the Company had net operating loss carryforwards of $2,053,000 with expirations through 2010. At December, 1995, the amount of the net operating loss carryforward balance is estimated at $1,928,439. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

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

(6) Amended Information


During an internal review, the Company discovered errata which inadvertently suppressed revenue required to be recognized in the Company's previously filed quarterly financial statements under percent of completion accounting principles for certain work in process. Materiality of the understated revenue requires filing of this amended quarterly report. All text changed since the original filing has been underlined. Readers should also carefully examine the accompanying financial statements (which do not contain underlined changes).

PART I, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

Liquidity.

Final negotiations related to two terminated Government contracts were recently concluded. (See Form 10-K, Item 3, Legal Proceedings, and Item 7, MD & A, Liquidity) As a result the Company received three payments in final settlement, the last of which arrived during January, 1996. A third contract was also appealed; it is now in the U.S. Court of Appeals where oral arguments were recently heard. (See Note 4, above.)

Cash and marketable securities increased $209,832 to $335,676 from $125,844 at September 30, 1995, as a result of payments received for the terminated contracts. The increase resulted primarily from cash provided by operations, $451,826 while cash was used for debt reduction payments $248,993.


The Company presently has working capital of $1,090,926 as compared to $1,488,720 at December 31, 1994, and to $952,817 at the beginning of the fiscal year. The primary causes for the decrease from a year ago are payments on notes payable of $694,404, offset by the Company's income of $124,561 during that period and settlement proceeds received. The decrease in accounts receivable was used as noted, as well as to lay in materials for the Company's increasing contract backlog.

The Company's current ratio, the ratio of total current assets to total current liabilities, increased to 1.72:1 which compares to 1.63:1 a year ago and is improved over 1.41:1 at September 30, 1995.


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


Subsequent to this quarter, the Company completed a refinancing of its real property mortgage and reduced monthly cash payments by $6,000. This is the first phase of its refinancing efforts and provides an interim period during which it expects to secure permanent financing to consolidate its real property mortgage and the note payable which matures on June 3, 1996. The Company recently received notification that it qualifies for the second phase of the financing. The Company's mortgage financing advisor is confident of completing the phase two consolidation in a timely manner. See also the "Going Concern Issues" caption under Item 7, MD & A, Liquidity, of Form 10-K.

The Company entered into a definitive agreement to purchase substantially all the assets and liabilities of Westinghouse Landmark GIS, Inc., a wholly owned subsidiary of Westinghouse Electric Corporation, on January 11, 1996. (See "Major Asset Purchase Agreement" caption under Item 7 of Form 10-K). In order to raise funds for the $2.4 million purchase price which is due at closing, and for both Landmark and Company manufacturing working capital requirements, the Company issued a private offering memorandum for the sale of its securities on February 7, 1996. The offering period has been extended several times and is now scheduled for an initial closing date of March 29, 1996. On March 20, 1996, the purchase agreement between the Company and Westinghouse terminated because the Company had not obtained sufficient funds to pay the purchase price. Seller's representatives notified the Company that failure to close is a breach of the purchase agreement and they reserve the right to pursue a claim for damages. The sellers orally advised the Company they would seek other potential purchasers and that they would also consider any further offers from the Company for the purchase.

The Company's long-term liquidity requirements may be significant in order to implement its plans. While the Company is confident the funds will be secured, there can be no guarantee the efforts will be successful.

Results of Operations:

First Quarter of Fiscal Year 1996.


During the first quarter of fiscal year 1996 net sales increased by $425,325, or 89 percent, over the same period of the prior year. Cost of sales was $608,013, or 68 percent of sales, and resulted in a gross profit of $296,298, or 32 percent of sales, increased from 24 percent of sales for the same period of the prior year. While some decrease in gross profit occurred due to learning curve associated with complex new products in certain new contracts, lay-in of materials raised it to the higher level. Sales increases during the current fiscal year resulted from restructuring in the defense industry causing prime contractors to outsource more work.


General and Administrative expenses of $232,698 for the current period decreased $121,774 from a year ago and reflect the control efforts of management and the curtailment of nonproductive GIS subsidiaries. After factoring out acquisition expenses of $49,509, G & A expenses amount to $183,189. Interest expense increased because of capital lease imputed interest costs this quarter; investment income increased as a result of increased cash balance on hand. In liquidating a $287,826 note balance related to the terminated contracts the Company recorded a discount of $87,826 as forgiveness of debt.

Restricted cash and accrued litigation settlement both decreased to nil as a result of the release of a bond (posted by the Company to indemnify a Director of the Company) to a former employee. The release resulted from a final decision on a case which was pending before the Colorado Court of Appeals. The finding was for the plaintiff and the expense had been recorded in a prior year.

First Quarter of Fiscal Year 1995.

During the first quarter of fiscal year 1995 net sales increased by $171,298, or 56 percent, over the same quarter of the prior year. Cost of sales was $292,331, or 61 percent of sales, and resulted in a gross profit of $186,657, or 39 percent of sales which compares favorably to gross profit of 27 percent of sales for the same period of the prior year. the increase was attributable to the increased volume of production during the current quarter.

General and administrative expenses for the quarter reflected the effects of funding the development stage subsidiaries. While G & A expenses had increased $236,557 over the same period of the prior year, approximately $164,228 resulted from financial support developing the subsidiaries. After factoring out this amount, G & A expenses related to manufacturing operations would amount to $117,915, or a decrease of almost 30 percent from the prior year. While interest expense has decreased slightly, investment income decreased by $6,594, or 69 percent from the prior year because of decreased amounts of cash and marketable securities on hand.

While sales increased during the quarter as compared to the same period of the prior year, the Company experienced a net loss of $177,899, or $.05 per share. Of this amount, approximately $153,678, or $.04 per share, resulted from activities related to the GIS subsidiaries resulting in a loss per share of $.01 from activities comparable to the prior year's first quarter.

Contract Backlog


The Company's manufacturing operation has active funded contracts and awarded work amounting to $8.1 million at the filing of this amended report as compared to an approximate $5.4 million backlog with $4.2 million of uncompleted work a year prior. The current backlog contains approximately $7.4 million of uncompleted work of which approximately $.5 million is unfunded. Deliveries on funded orders are scheduled over the next 40 months.

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

                                        D C X , I N C .

Dated: March 22, 1996
                                        /S/  FREDERICK G. BEISSER
                                        ---------------------------------------
                                             Frederick G. Beisser
                                           Chief Financial Officer,
                                           Secretary & Treasurer