Form 10QSB
period 1996-03-31
DCX INC
filed 1996-05-06
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number 0-14273

                                    DCX, INC.
        (Exact name of Small Business Issuer as specified in its charter)


         COLORADO                                        84-0868815
 ................................              ..................................
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         4,326,345 Common Shares were outstanding as of March 31, 1996.

Transitional Small Business Format:  Yes        No  X

                                           Number of pages in this report is 10.

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                             March 31              September 30
                                              1996                     1995
                                           (Unaudited)              (Audited)
- -------------------------------------------------------------------------------


Assets

Current:
  Cash and Cash equivalents               $   202,459             $   125,844
  Restricted cash                                   0                 154,985
  Accounts receivable                       1,267,326               2,061,931
  Inventories                               1,132,344                 810,922
  Prepaid expenses                            236,899                 118,316
  Subscriptions receivable                          0                  25,000
- --------------------------------------------------------------------------------


Total current assets                        2,839,028               3,296,998
- --------------------------------------------------------------------------------


Property and equipment:
  At cost                                   2,032,536               2,039,534
    Less: accumulated depreciation           (703,134)               (653,031)
- --------------------------------------------------------------------------------


  Net property and equipment                1,329,402               1,386,503

- --------------------------------------------------------------------------------


Other assets                                  255,947                 131,431
- --------------------------------------------------------------------------------


                                          $ 4,424,377            $  4,814,932

- --------------------------------------------------------------------------------

                See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements



                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets


                                                 March 31          September 30
                                                   1996                1995
                                               (Unaudited)          (Audited)
- --------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current:
  Notes payable                                $   689,685         $ 1,026,024
  Accounts payable                                 366,136             588,965
  Accounts payable - terminated contracts          347,222             373,042
  Accrued expenses                                  58,335             206,150
  Accrued litigation settlement                          0             150,000
- --------------------------------------------------------------------------------


Total current liabilities                        1,461,378           2,344,181

Long-term debt, less current maturities            362,897             362,897
- --------------------------------------------------------------------------------


Total liabilities                                1,824,275           2,707,078
- --------------------------------------------------------------------------------


Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, $.001 par value,
    20,000,000 shares authorized, no
    shares issued or outstanding
  Common stock, no par value, 2,000,000,000
    shares authorized; shares issued and
    outstanding, 4,326,345 and 3,853,569
    at March 31, 1996
    and 1995, respectively.                      4,998,911           4,765,540
  Additional paid-in capital                       329,384             329,384
  Subscriptions receivable                        (179,000)           (179,000)
  Accumulated deficit                           (2,549,193)         (2,808,070)
- --------------------------------------------------------------------------------


Total stockholders' equity                       2,600,102           2,107,854
- --------------------------------------------------------------------------------


                                               $ 4,424,377         $ 4,814,932

- --------------------------------------------------------------------------------


                 See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements



                                                      DCX, Inc. and Subsidiaries
                                          Condensed and Consolidated Statements of Operations
                                                                (Unaudited)

                                                   Six months ended                Three months ended
                                                       March 31                         March 31
                                                1996               1995            1996             1995
- ------------------------------------------------------------------------------------------------------------


Net sales                                   $2,448,661         $  921,013       $ 1,544,350      $  442,025

Cost of sales                                1,729,492            530,066         1,121,479         237,735

- -------------------------------------------------------------------------------------------------------------


Gross profit on sales                          719,169            390,947           422,871         204,290

- -------------------------------------------------------------------------------------------------------------


General and administrative expenses            488,122            685,049           255,424         330,577
- -------------------------------------------------------------------------------------------------------------


Income (loss) from operations                  231,047           (294,102)          167,447        (126,287)

Other income (expense):
  Interest expense                            ( 70,824)          ( 26,918)          (33,602)       ( 14,401)
  Investment and other income                   14,956              7,151             4,599           4,285
  Other expense                               (  4,126)          (  1,083)           (4,126)       (    650)
  Forgiveness of debt                           87,826                  0                 0               0
- --------------------------------------------------------------------------------------------------------------


Net Income (loss)                           $  258,879         $ (314,952)       $  134,318       $ (137,053)
- --------------------------------------------------------------------------------------------------------------


Net Income (loss) per share                 $      .06        $     (.08)       $       .03      $      (.04)

- --------------------------------------------------------------------------------------------------------------


Weighted average number of shares
of common stock outstanding                  4,152,710          3,853,569         4,200,298         3,853,569

- --------------------------------------------------------------------------------------------------------------


                 See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Cash Flows
                                   (Unaudited)

For the Six-Month Periods Ended March 31,                1996          1995
- --------------------------------------------------------------------------------


Operating activities:
  Net income (loss)                                  $  258,879     $ (314,609)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                       50,103         27,206
     (Increase) decrease in accounts receivable         794,605           (981)
     Increase in inventory                             (321,422)      (113,011)
     (Increase) decrease in prepaid expenses           (118,583)       (28,905)
     (Increase) decrease in other assets               (124,516)       (50,054)
     (Decrease) increase in accounts payable           (248,649)       113,082
     (Decrease) increase in other liabilities          (147,815)       271,442
     Decrease in litigation settlement liability       (150,000)             0
     Miscellaneous changes                               25,483              0
- --------------------------------------------------------------------------------


Net cash provided by (used in) operating activities      18,085       ( 95,830)

- --------------------------------------------------------------------------------


Investing activities:
  Acquisition of property and equipment                  11,499       ( 70,778)
  Restricted cash                                       150,000              0
- --------------------------------------------------------------------------------


Net cash provided by (used in) investing activities     161,499       ( 70,778)

- --------------------------------------------------------------------------------


Financing activities:
  Payments on long-term debt, net                      (336,341)       (52,192)
  Stock subscriptions paid/issuance of common stock     233,372         50,000

- --------------------------------------------------------------------------------


Net cash provided by (used in) financing activities    (102,969)        (2,192)
- --------------------------------------------------------------------------------


Net increase (decrease) in cash                          76,615       (168,800)

- --------------------------------------------------------------------------------


Cash and cash equivalents, beginning of period       $  125,844     $  201,561

- --------------------------------------------------------------------------------


Cash and cash equivalents, end of period             $  202,459     $   32,761

- --------------------------------------------------------------------------------


                 See accompanying summary of accounting policies
                       and notes to financial statements

                                    DCX, INC.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1996, the consolidated results of its operations for the six- periods ended March 31, 1995, and 1996 and statements of cash flows for the six-month periods then ended.

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

The consolidated results of operations for the six-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year ending September 30, 1996.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-K for September 30, 1995. A portion of the total amount of receivables represents unrecovered costs and estimated profits subject to future negotiation and represented by certain portions of a settlement proposal and related claim asserted against the Department of Defense for contracts terminated by the Government (See Note 10 to the financial statements accompanying the Form 10-K and Note 4, below). Such receivables amounted to nil at March 31, 1996 and $1,702,009 at September 30, 1995 as compared to $2,062,550 at March 31, 1995.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $2,053,000 with expirations through 2010. At March 31, 1996, the amount of the net operating loss carryforward balance is estimated at $1,794,121. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Terminated Contracts

As reported in the Form 10-K for September 30, 1995, the Company and the Defense Logistics Agency (DLA) agreed to a final settlement in November, 1995, on two of three terminated contracts. The last partial payment, therefor, was received in January, 1996.

A third contract with DLA required the Company to design, develop test and manufacture light sets to a specified schedule. Testing of the lights was subcontracted; scheduling delays resulting from a higher priority Government contract caused the Company to miss the contractually required date for an environmental test report by three days. Federal regulations require a delivery date extension equal to the Government caused delay. The contract was terminated for default by the Government in July, 1988. The Company asserted in July 1991 hearings the termination for default was erroneous as it resulted from Government caused delays in testing and, therefor, the termination should be characterized as for the convenience of the Government. The Company received a decision from the ASBCA holding for the Government. The Company has filed an appeal before the U.S. Court of Appeals for the Federal Circuit; oral arguments were presented on February 7, 1996, legal brief to the court en banc was submitted April 23, 1996. Were the Company not to prevail, it could record a loss of approximately $521,000. Neither of the possible results is recorded in the financial statements as the ultimate outcome cannot be determined at present.

See also the more detailed explanation of terminated contracts in Note 10 to the Consolidated Financial Statements for September 30, 1995, as filed on Form 10-K.

(5) Lease Obligations

The Company leases various equipment under capital leases that expire through June 2000 as noted in Note 7 to the Financial Statements in Form 10-K, September 30, 1995.

                             ----------------------


PART I, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

Liquidity.

Final negotiations related to two terminated Government contracts were recently concluded. (See Form 10-K, Item 3, Legal Proceedings, and Item 7, MD & A, Liquidity) As a result the Company received three payments in final settlement, the last of which arrived during January, 1996. A third contract was also appealed; it is now in the U.S. Court of Appeals. (See Note 4, above.)

Cash and marketable securities increased $76,615 to $202,459 from $125,844 at September 30, 1995, primarily as a result of payments received for the terminated contracts in cash provided by operations, which totaled $18,085 while cash used for debt reduction payments was $732,805.

The Company presently has working capital of $1,377,650 as compared to $1,312,089 at March 31, 1995, and to $952,817 at the beginning of the fiscal year. The primary causes for the increase from a year ago are settlement proceeds received. The decrease in accounts receivable was to reduce terminated contract debt as well as to lay in materials for the Company's increasing contract backlog.

The Company's current ratio, the ratio of total current assets to total current liabilities, increased to 1.94:1 which compares to 1.55:1 a year ago and is improved over 1.41:1 at September 30, 1995.

Capital Resources.

Until fiscal year 1993 the Company's primary source of liquidity historically consisted of cash flow from operations. During fiscal years 1993 through 1996 the Company received reimbursements of from the two successfully litigated terminated contracts in the form of a number of partial payments against the settlement proposals. As a result of final negotiations concluded with Defense Logistics Agency, the Company has received the remaining amounts of the agreed settlement for these two contracts. The pending appeal on the third contract may produce additional settlement payments; however, there is no guarantee the Company will prevail.

During this quarter, the Company completed a refinancing of its real property mortgage and reduced monthly cash payments by $6,000. This is the first phase of its refinancing efforts and provides an interim period during which it expects to secure permanent financing to consolidate its real property mortgage and the note payable which matures on June 3, 1996. The Company received notification that it qualifies for the second phase of the financing. The Company's mortgage financing advisor is confident of completing the phase two consolidation in a timely manner. See also the "Going Concern Issues" caption under Item 7, MD & A, Liquidity, of Form 10-K.

The Company entered into a definitive agreement to purchase substantially all the assets and liabilities of Westinghouse Landmark GIS, Inc., a wholly owned subsidiary of Westinghouse Electric Corporation, on January 11, 1996. (See "Major Asset Purchase Agreement" caption under Item 7 of Form 10-K). In order to raise funds for the $2.4 million purchase price required at the closing, it issued a private offering memorandum for the sale of its securities on February 7, 1996. The offering period did not produce sufficient funds for the transaction and on March 20, 1996, the purchase agreement between the Company and Westinghouse was terminated. Seller's representatives notified the Company that failure to close is a breach of the purchase agreement and they reserve the right to pursue a claim for damages. The sellers orally advised the Company they would seek other potential purchasers and that they would also consider any further offers from the Company for the purchase. The offering was terminated by the Company on April 30, 1996.


Results of Operations:

First Half of Fiscal Year 1996.

During the first six months of fiscal year 1996 net sales increased by $1,527,648, or 165 percent, over the same period of the prior year. Cost of sales was $1,729,492, or 71 percent of sales, and resulted in a gross profit of $719,169, or 29 percent of sales, decreased from 42 percent of sales for the same period of the prior year. Decrease in gross profit occurred due to learning curve associated with complex new products in certain new contracts. Sales increases during the current fiscal year resulted from the Company commencing production on its growing backlog which rose because of restructuring in the defense industry causing prime contractors to outsource more work.

General and Administrative expenses of $488,122 for the current period decreased $685,049 from a year ago and reflect the control efforts of management and the curtailment of nonproductive GIS subsidiaries. After factoring out acquisition expenses of $107,751, recurring G & A expenses amount to $380,371. Interest expense increased because of capital lease imputed interest costs this period; investment income increased as a result of increased money market balances. In liquidating a $287,826 note balance related to the terminated contracts the Company recorded a discount of $87,826 as forgiveness of debt.

Restricted cash and accrued litigation settlement both decreased to nil as a result of the release of a bond (posted by the Company to indemnify a Director of the Company) to a former employee. The release resulted from a final decision on a case which was pending before the Colorado Court of Appeals. The finding was for the plaintiff and the expense had been recorded in a prior year.

First Half of Fiscal Year 1995.

During the first six months of fiscal 1995 net sales increased by $308,345, or 50 percent, over the same period of the prior year. Cost of sales was $530,000, or 57 percent of sales, and resulted in a gross proft of $390,947, or 42 prcent of sales which compared favorably to gross profit of 28 percent of sales for the same period of the prior year. The increase in gross prodit was attributable to the increased volume of production during the period. Sales increased a a result of restructuring in the defense industry causing prime contractors to outsource more work.

General and administrative expenses for the period reflected the effects of funding the development stage subsidiaries. While G & A expenses increased $329,365 over the same period of the prior year, approximately $345,363 of G & A expenses resulted from financial support attempting to develop the GIS subsidiaries. After factoring out this amount, G $ A expenses related to manufacturing operations would amount to $339,686, or a decrease of four percent from the prior year. Although interst expense increased slightly, investment income decreased by $7,716, or 50 percent from the prior year because of decreased amounts of cash and marketable securities.

Second Quarter of Fiscal Year 1996.

Second quarter sales for fiscal 1996 increased by $1,102,325, or 249 percent, over the same quarter of the prior year. Cost of sales was $1,121,479, or 73 percent of sales, and resulted in a gross profit of $422,871, or 27 percent of sales versus 46 percent for the same period of the prior year. The decrease was attributable to the learning curve effect associated with new and more complex products on which production began during the current quarter.

Reduced general and administrative expenses for the quarter reflected the effect of no longer funding the development stage subsidiaries. Interest expense has increased because of imputed interest expense generated by leased equipment.

Sales increased during the quarter as compared to the same period of the prior year and as a reslut the Company experienced net income of $134,318, or $.03 per share, versus a net loss of $.05 per share for the prior year. Approximately $153,678, or $.04 loss per share of the prior year net loss, resulted from activities related to the GIS subsidiaries as compared with $43,241 of GIS acquisition expense in the current quarterly period.

Second Quarter of Fiscal Year 1995

Quarterly sales of $442,025 were 45 percent higher than the same period of the prior year. Cost of sales amounted to $237,735 which was 54 percent of sales, down from the prior year's 70 percent. Gross profit of $204,290 was 46 percent of sales and up from the prior year's 30 percent. The positive changes resulted from increased manufacturing volume over the prior year.

General and administrative expenses increased $142,711 over the same period of the prior year primarily as a result of development expenses of the GIS subsidiaries.

Contract Backlog

The Company's manufacturing operation has active funded contracts and awarded work amounting to $8.5 million as compared to an approximate $4.8 million backlog with $4.2 million of uncompleted work a year prior. The current backlog contains approximately $5.5 million of uncompleted work of which approximately $.5 million is unfunded. Deliveries on funded orders are scheduled over the next 40 months. The Company is aggressively bidding opportunities with prime contractors for defense opportunities and sends its technical staff to meet personally with program managers in order to more competitively meet their requirements. The Company is confident that during the ensuing year these projects will result in additional orders as during the past fiscal year. In addition, the Company continues to be invited to bid on more projects with new and existing customers.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Not applicable.


ITEM 2. CHANGES IN SECURITIES.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.


ITEM 5. OTHER INFORMATION.

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

On Form 8K, dated March 29, 1996, the Company established a record date of close of business, April 30, 1996, for shareholders eligible to vote at the annual shareholder's meeting which is set for 2:00 PM on June 7, 1996, at the Company's executive offices. A board of four directors will be elected. The same report announced the extension of the private offering to April 30, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        D C X , I N C .

Dated: May 3, 1996
                                        /S/  FREDERICK G. BEISSER
                                        ----------------------------------------
                                        Frederick G. Beisser
                                        Chief Financial Officer,
                                        Secretary & Treasurer