Form 10QSB
period 1996-06-30
DCX INC
filed 1996-08-02
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number 0-14273

                                    DCX, INC.
        (Exact name of small business issuer as specified in its charter)


          COLORADO                                              84-0868815
 ...............................                           ......................
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

          4,367,969 Common Shares were outstanding as of June 30, 1996.

Transitional Small Business Format: Yes       No  X

Number of pages in this report is 10.

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                         June 30               September 30
                                           1996                    1995
                                       (Unaudited)               (Audited)
- --------------------------------------------------------------------------------



Assets

Current:
  Cash and Cash equivalents            $   266,428               $   125,844
  Restricted cash                                0                   154,985
  Accounts receivable                    1,351,687                 2,061,931
  Inventories                            1,107,099                   810,922
  Prepaid expenses                         168,534                   118,316
  Subscriptions receivable                       0                    25,000
- --------------------------------------------------------------------------------
Total current assets                      2,893,748                3,296,998
- --------------------------------------------------------------------------------

Property and equipment:
  At cost                                 2,032,536                2,039,534
    Less: accumulated depreciation         (731,684)                (653,031)
- --------------------------------------------------------------------------------

  Net property and equipment              1,300,852                1,386,503

- --------------------------------------------------------------------------------
Other assets                                255,947                  131,431
- --------------------------------------------------------------------------------
                                        $ 4,450,547               $ 4,814,932
================================================================================


                 See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                              June 30             September 30
                                                1996                  1995
                                            (Unaudited)            (Audited)
- --------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
  Notes payable                             $   677,130           $ 1,026,024
  Accounts payable                              481,284               588,965
  Accounts payable - terminated contracts       347,065               373,042
  Accrued expenses                               65,375               206,150
  Accrued litigation settlement                 521,000               150,000
- --------------------------------------------------------------------------------

Total current liabilities                     2,091,854             2,344,181

Long-term debt, less current maturities         362,897               362,897
- --------------------------------------------------------------------------------


Total liabilities                             2,454,751             2,707,078
- --------------------------------------------------------------------------------

Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, $.001 par value,
    20,000,000 shares authorized,
    no shares issued or outstanding
  Common stock, no par value,
    2,000,000,000 shares authorized;
    shares issued and outstanding,
    4,367,969 and 4,115,631 at
    June 30, 1996 and 1995, respectively.     5,027,661             4,765,540
  Additional paid-in capital                    329,384               329,384
  Subscriptions receivable                     (179,000)             (179,000)
  Accumulated deficit                        (3,182,249)           (2,808,070)
- --------------------------------------------------------------------------------

Total stockholders' equity                    1,995,796             2,107,854
- --------------------------------------------------------------------------------

                                            $ 4,450,547           $ 4,814,932

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

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)

                                                   Nine months ended               Three months ended
                                                       June 30                        June 30
                                                1996            1995            1996            1995
- -------------------------------------------------------------------------------------------------------

Net sales                                    $3,683,117       $1,611,647      $1,234,456     $  690,634

Cost of sales                                 2,776,167          956,699       1,046,675        426,633

- -------------------------------------------------------------------------------------------------------
Gross profit on sales                           906,950          654,948         187,781        264,001
- -------------------------------------------------------------------------------------------------------
General and administrative expenses             771,053          987,008         282,931        301,959
- -------------------------------------------------------------------------------------------------------

Income (loss) from operations                   135,897         (332,060)       ( 95,150)      ( 37,958)

Other income (expense):
  Interest expense                             ( 89,950)        ( 35,251)        (19,126)      (  8,333)
  Investment and other income                    18,046           10,830           3,090          3,679
  Other expense                                (  4,998)        (  1,913)           (872)      (    830)
  Forgiveness of debt                            87,826                0               0              0
  Litigation Settlement Expense                (521,000)               0        (521,000)             0
- --------------------------------------------------------------------------------------------------------
Net Income (loss)                            $ (374,179)     $  (358,394)      $(633,058)   $ (  43,442)
=======================================================================================================

Net Income (loss) per share                  $     (.09)     $      (.09)      $    (.15)   $      (.01)

=======================================================================================================

Weighted average number of shares
of common stock outstanding                    4,194,885       3,875,615       4,338,019      3,919,712

=======================================================================================================

              See accompanying summary of accounting policies and notes to financial statements

                                                       4

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Cash Flows
                                   (Unaudited)

For the Nine-Month Periods Ended June 30,          1996            1995
- --------------------------------------------------------------------------------


Operating activities:
  Net income (loss)                            $ (374,179)       $(358,394)
  Adjustment to reconcile  net loss
    to net cash  provided by (used in)
    operating activities:
     Depreciation and amortization                 78,653           46,308
     (Increase) decrease in accounts
       receivable                                 710,244         ( 38,370)
     Increase in inventory                       (296,177)        (220,860)
     (Increase) decrease in prepaid
       expenses                                  ( 50,218)          100,848
     (Increase) decrease in other assets         (124,516)         (164,069)
     (Decrease) increase in accounts payable     (133,658)          206,149
     (Decrease) increase in other liabilities    (140,775)          351,970
     Increase in accrued litigation settlement    371,000                 0

- --------------------------------------------------------------------------------

Net cash provided by (used in) operating
  activities                                       40,374           (76,418)

- --------------------------------------------------------------------------------

Investing activities:
  Disposal of property and equipment                6,998           (84,332)
  Restricted Cash                                 154,985
- --------------------------------------------------------------------------------

Net cash provided by (used in) investing
  activities                                      161,983           (84,332)

- --------------------------------------------------------------------------------

Financing activities:
  Payments on long-term debt, net                (348,894)          (98,408)
  Stock subscriptions paid/issuance
   of common stock                                287,121           220,409
- --------------------------------------------------------------------------------

Net cash provided by (used in)
  financing activities                            (61,773)          122,001

- --------------------------------------------------------------------------------

Net increase (decrease) in cash                   140,584          ( 38,749)

- --------------------------------------------------------------------------------

Cash and cash equivalents,
  beginning of period                          $  125,844         $  201,561

- --------------------------------------------------------------------------------

Cash and cash equivalents,
  end of period                                $  266,428         $  162,812

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1996, the consolidated results of its operations for the nine-month periods ended June 30, 1995, and 1996 and statements of cash flows for the nine-month periods then ended.

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

The consolidated results of operations for the nine-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year ending September 30, 1996.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-K for September 30, 1995. A portion of the total amount of receivables represents unrecovered costs and estimated profits subject to future negotiation and represented by certain portions of a settlement proposal and related claim asserted against the Department of Defense for contracts terminated by the Government (See Note 10 to the financial statements accompanying the Form 10-K and Note 4, below). Such receivables amounted to nil at June 30, 1996 and $1,702,009 at September 30, 1995 as compared to $2,100,838 at June 30, 1995.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $2,053,000 with expirations through 2010. At June 30, 1996, the amount of the net operating loss carryforward balance is estimated at $2,427,179. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Terminated Contracts

As reported in the Form 10-K for September 30, 1995, the Company and the Defense Logistics Agency (DLA) agreed to a final settlement in November, 1995, on two of three terminated contracts. The last partial payment, therefor, was received in January, 1996.

A third contract with DLA required the Company to design, develop test and manufacture light sets to a specified schedule. Testing of the lights was subcontracted; scheduling delays resulting from a higher priority Government contract caused the Company to miss the contractually required date for an environmental test report by three days. Federal regulations require a delivery date extension equal to the Government caused delay. The contract was terminated for default by the Government in July, 1988. The Company asserted in July 1991 hearings the termination for default was erroneous and the termination should be characterized as for the convenience of the Government. The Company received a decision from the ASBCA holding for the Government. The Company filed an appeal before the U.S. Court of Appeals for the Federal Circuit; oral arguments were presented on February 7, 1996; legal brief to the court en banc was submitted April 23, 1996. The appeals court also held for the Government. The Company and its attorney have found that the termination contracting officer failed to follow published federal regulations as required by the Administrative Procedure Act which prejudiced the Company and caused harmful error to the Company. The issue of failure to follow published federal regulations in government contracting actions has not been directly decided by the U.S. Supreme Court; accordingly, since it is a case of first impression, the Company has directed its attorney to file a request for certiorari to address this issue. Were the Company not to prevail, it could record a loss of approximately $521,000. Although the ultimate outcome cannot be determined at present, the Company has, in light of its previous adverse decisions recorded a reserve of $521,000 for possibility that it may not prevail at bar in the Supreme Court.

See also the more detailed explanation of terminated contracts in Note 10 to the Consolidated Financial Statements for September 30, 1995, as filed on Form 10-K.

(5) Lease Obligations

The Company leases various equipment under capital leases that expire through June 2000 as noted in Note 7 to the Financial Statements in Form 10-K, September 30, 1995.

                               -----------------


PART I, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Financial Condition:

Liquidity.

Final negotiations related to two terminated Government contracts were recently concluded. (See Form 10-K, Item 3, Legal Proceedings, and Item 7, MD & A, Liquidity) As a result the Company received three payments in final settlement, the last of which arrived during January, 1996. A third contract was also appealed; it was heard by the U.S. Court of Appeals which held for the Government and is now being submitted to the U.S. Supreme Court for certiorari; the Company recorded a reserve of $521,000 for a possible adverse decision. (See
Note 4, above.)

Cash and marketable securities increased $125,844 to $266,428 from $125,844 at September 30, 1995, primarily as a result of payments received for the terminated contracts, cash provided by operations which totaled $60,962 while cash used for debt reduction payments was $348,894.

The Company presently has working capital of $801,894 as compared to $1,538,834 at June 30, 1995, and to $952,817 at the beginning of the fiscal year. The primary causes for the decrease from a year ago are payments of terminated contract creditors and the increase of $379,000 in accrued litigation settlement liability. The decrease in accounts receivable was used to reduce terminated contract debt as well as to lay in materials for the Company's increasing contract backlog. As a result, the Company's current ratio, the ratio of total current assets to total current liabilities, decreased to 1.38:1 down from 1.61:1 a year ago and from 1.41:1 at September 30, 1995.

Capital Resources.

Until fiscal year 1993 the Company's primary source of liquidity historically consisted of cash flow from operations. During fiscal years 1993 through 1996 the Company received reimbursements from the two successfully litigated terminated contracts in the form of a number of partial payments against the settlement proposals. As a result of final negotiations concluded with Defense Logistics Agency, the Company has received the remaining amounts of the agreed settlement for these two contracts.

During the second quarter, the Company completed a refinancing of its real property mortgage and reduced monthly cash payments by $6,000. This is the first phase of its refinancing efforts and provides an interim period during which it expects to secure permanent financing to consolidate its real property mortgage and the note payable maturing on June 3, 1996 which was extended to June 3, 1997 by the Small Business Administration. See also the "Going Concern Issues" caption under Item 7, MD & A, Liquidity, of Form 10-K.

Results of Operations:

Nine Months of Fiscal Year 1996.

During the first nine months of fiscal year 1996 net sales increased by $2,071,470, or 128 percent, over the same period of the prior year. Cost of sales was $2,776,167, or 75 percent of sales, and resulted in a gross profit of $906,950, or 27 percent of sales, decreased from 41 percent of sales for the same period of the prior year. The decrease in gross profit occurred due to learning curve associated with complex new products in certain new contracts and the effects of a downward adjustment in the final pricing of a temporary letter contract. Sales increases during the current fiscal year resulted from the Company commencing production on its growing backlog which rose because of restructuring in the defense industry causing prime contractors to outsource more work.

General and Administrative expenses of $771,053 for the current period decreased $215,955 from a year ago and reflect the control efforts of management and the curtailment of nonproductive GIS subsidiaries. After factoring out acquisition expenses of $118,651, recurring G & A expenses amount to $652,402. Interest expense increased because of capital lease imputed interest costs this period; investment income increased as a result of increased money market balances. In liquidating a $287,826 note balance related to the terminated contracts the Company recorded a discount of $87,826 as forgiveness of debt.

Restricted cash decreased to nil as a result of the release of a bond (posted by the Company to indemnify a Director of the Company) to a former employee. The release resulted from a final decision on the case which was pending before the Colorado Court of Appeals. The finding was for the plaintiff and the expense had been recorded in a prior year. The accrued litigation settlement liability expense increased by $379,000 as the Company recorded a reserve of $521,000 for a possible adverse decision relative to its litigation on the third terminated contract being submitted to the U.S. Supreme Court.

The increase of $124,516 in other assets resulted from the Company entering into a consulting contract.

Nine Months of Fiscal Year 1995.

During the nine months of fiscal 1995 net sales increased by $708,366, or 78 percent, over the same period of the prior year. Cost of sales was $956,699, or 59 percent of sales, and resulted in a gross profit of $654,948 or 41 percent of sales which compared favorably to gross profit of 24 percent of sales for the same period of the prior year. The increase in gross profit was attributable to the increased volume of production during the period. Sales increased as a result of restructuring in the defense industry causing prime contractors to outsource more work.

General and administrative expenses of $987,008 for the period reflected the effects of funding the development stage subsidiaries. While G & A expenses increased $463,661 over the same period of the prior year, approximately $480,033 of G & A expenses resulted from financial support attempting to develop the GIS subsidiaries. After factoring out this amount, G & A expenses related to manufacturing operations would amount to $506,975, or a decrease of three percent from the prior year. Although interest expense increased slightly, as did investment income from the prior year.

While sales increased during the period over the same period of the prior year, the Company experienced a net loss of $358,394, or nine cents per share. Causing this was a loss of about $464,881, or 12 cents per share, from activities related to the GIS subsidiaries; manufacturing activities generated net income of $100,033, or three cents per share over comparable activities in same period of the prior year when a loss of 10 cents per share was reported.

Third Quarter of Fiscal Year 1996.

Third quarter sales for fiscal 1996 increased by $543,822 or 79 percent, over the same quarter of the prior year. Cost of sales was $1,046,675, or 85 percent of sales, and resulted in a gross profit of $187,781, or 15 percent of sales versus 38 percent for the same period of the prior year. The decrease was attributable to the learning curve effect associated with new and more complex products on which production began during the current quarter and the effects of a final downward price negotiation of a temporary letter contract.

Reduced general and administrative expenses for the quarter reflected the effect of no longer funding the development stage subsidiaries. Interest expense has increased because of imputed interest expense generated by leased equipment.

While sales increased during the quarter as compared to the same period of the prior year the Company experienced a net loss of $112,058, or $.03 per share, versus a net loss of $.01 per share for the prior year. The loss is related to the learning curve, rework of certain new products required as a result of final test data the final letter contract repricing.

The Company recorded $521,000 of expense as a reserve for a possible adverse decision on its third terminated contract litigation being submitted to the U.S. Supreme Court. The increase of $124,516 in other assets resulted from the Company entering into a consulting agreement during the quarter.

Third Quarter of Fiscal Year 1995

Quarterly sales of $690,634 were 126 percent higher than the same period of the prior year. Cost of sales amounted to $426,633 which was 62 percent of sales, down from the prior year's 70 percent. Gross profit of $264,001 was 38 percent of sales and up from the prior year's 30 percent. The positive changes resulted from increased manufacturing volume over the prior year.

General and administrative expenses increased $114,693 over the same period of the prior year primarily as a result of development expenses of the GIS subsidiaries.

Contract Backlog

The Company's manufacturing operation has active funded contracts and awarded work amounting to $7.9 million as compared to an approximate $5.4 million backlog with $4.4 million of uncompleted work a year prior. The current backlog contains approximately $4.2 million of uncompleted work of which approximately $.5 million is unfunded. Deliveries on funded orders are scheduled over the next 37 months. The Company is aggressively bidding opportunities with prime contractors for defense opportunities and sends its technical staff to meet personally with program managers in order to more competitively meet their requirements. The Company is confident that during the ensuing year these projects will result in additional orders as during the past fiscal year. In addition, the Company continues to be invited to bid on more projects with new and existing customers.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Not applicable.


ITEM 2. CHANGES IN SECURITIES.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


On June 7, 1996, at the annual meeting of shareholders of the Company, the following individuals were reelected to the Board of Directors to serve until the next annual shareholders' meeting and their successors are elected or until their earlier death, resignation or removal. The results were:

         John G. Anderson, 3,783,446 votes for and 24,861 votes withheld.

         Jeanne M. Anderson, 3,782,212 votes for and 26,095 votes withheld.

         Stephen Carreker, 3,785,330 votes for and 22,977 votes withheld.

         Frederick G. Beisser, 3,785,450 votes for and 22,857 votes withheld.

No other matters were submitted to a vote. Item 5, Other Events, of the Form 8-K, dated June 6, 1996, which reported voting matters is filed as Exhibit 22.1 of this report.

ITEM 5. OTHER INFORMATION.

On July 29, 1996, the Company entered into an Agreement for Exchange of Shares with Airtech International Corporation of Dallas, Texas. The entire agreement is filed as Exhibit 2.1 of this report. The agreement provides for Airtech shareholders to receive 2.0 shares of the Company's common stock for 3.5 Airtech shares and is subject to completion of an effective registration statement with the Securities and Exchange Commission, to approval of Airtech shareholders and to the absence of material changes in the companies prior to closing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits

                                                                  Sequentially
         Number                     Exhibit                       Numbered Page
         ------                     -------                       -------------


           2.1    Agreement for Exchange of Shares between DCX, INC.    12
                  and Airtech International Corporation, dated
                  July 29, 1996

          22.1   Item 5, Other Events, of Form 8-K, June 11, 1996       27

   (b) Reports of Form 8-K. On Form 8-K, dated June 6, 1996, the Company reported: (1) the termination of a letter of intent dated May 17, 1996,and an agreement in principle, dated June 5, 1996, with Airtech International Corporation; (2) the reelection of its Board of Directors consisting of four directors at the annual shareholders' meeting as well as certain information made public in that forum; (3) that at the annual directors' meeting the Board approved an increase of the Board to five and the appointment of a new director,
D. Scott McReynolds who was also appointed Vice President and General Manager. The entire text of Item 5, Other Events, of that Form 8K is filed as Exhibit
22.1 of this report.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              D C X , I N C .

Dated: August 1, 1996
                                         /S/   FREDERICK G. BEISSER
                                        ----------------------------------------
                                        Frederick G. Beisser
                                        Chief Financial Officer, Secretary &
                                        Treasurer