Form 10KSB
period 1996-09-30
DCX INC
filed 1997-01-14
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

          For the fiscal year ended September 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

          For the transition  period from          to

Commission file number 0-14273

                                    DCX, INC.
                          -----------------------------
                         (Name of small business issuer)

         Colorado                                        84-0868815
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          3002 North State Highway 83, Franktown, Colorado 80116-0569
          -----------------------------------------------------------
               (Address of principal executive offices)    (Zip code)

                    Issuer's telephone number (303) 688-6070

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of each class
                           Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $4,410,592.

As of November 30, 1996, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the average of closing bid and asked prices of the Common Stock as reported on the NASDAQ Small Cap Market sm, was approximately $8,485,445.


As of November 30, 1996, the issuer had outstanding 4,434,109 shares of Common Stock.

Transitional Small Business Disclosure Format:  Yes [   ] ; No [ X ]



Exhibit index begins on page 11      Total number of pages in this report is 34.

                                     PART I

Item 1 - DESCRIPTION OF BUSINESS

(a) Business Development.

DCX, Inc. (the "Company") was incorporated as a Colorado corporation on December 8, 1981. During the past three years the Company has been in the custom design and contract manufacture of electronic interconnect assemblies. The Company is also seeking to expand and diversify it business.

(b) Business of Issuer

The Company provides custom manufacturing services and products to the aerospace and commercial markets and has successfully increased revenues and diversified its customer base. The Company focuses primarily on the engineering design, development, test and custom manufacture of medium technology electrical, electronic and electromechanical assemblies and systems. The Company also manufactures wire harnesses and cable assemblies for use by industrial, commercial, computer and communications industries and for the Federal Government.

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

The Company has agreements with manufacturer's representatives strategically located across the United States to find and develop manufacturing opportunities. Finished products are shipped directly to customers via freight or express delivery services.

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

The Company manufactures, sells, and repairs the following primary products representative of its sales in the defense (and government) sector: F-16 Ground Support Cables, Interface Cables for F-16 Avionics Memory Loader/Verification System, Warming Harness Assemblies, Ejector Rack Cable Assemblies for various fighter aircraft applications, internal F-16 Wiring Harness Assemblies, Lanyard Release Cable Assemblies for aircraft stores release systems, and interconnect cables and harnesses for airborne computer controlled surveillance systems. The Company provides the following types of products to the commercial industry customers: Vehicle Wire Harnesses, Computer Interconnect Cables and communications related wiring and cable assemblies. The Company continues to examine diversification into new areas outside of defense and aerospace where high reliability is required.

The Company has multiple sources for most of its required manufacturing materials. In some instances the customer directs the use of sole source suppliers. The Company believes its sources for equipment and supplies are adequate to meet its responsibilities for the future.

The Company's fiscal year 1996 sales to customers in aggregate amounts exceeding 10 percent of the Company's consolidated net sales included $2,205,832 or 50% to Lockheed Martin Aeronautical Systems, $494,720 or 11% to Olin Aerospace Corporation, and $490,763 or 11% to Codar Technology, Inc.; remaining sales amounted to less than 10 percent to any single customer. (See Note Ten to the

Financial Statements). The loss of these major customers could have an adverse effect on the Company. However, the Company has conducted business with all but one of these customers for a number of years and believes its relationships are sound as seen by the increasing backlog (see Item 6, below).

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

The Company does not presently hold patents or have trademarked products.

As part of its manufacturing activities, the Company performs the engineering design, development and testing on each of its products. While the Company has no formal research and development department, it has expended R & D costs of approximately nil and $24,000 in fiscal years 1996, and 1995, respectively, targeted at specific opportunities expected to result in long term recurring production opportunities.

The Company conducts its activities in a manner which does not currently require securing special local, state, or Federal environmental permissions or review, nor is any such permit or review anticipated in the future. Less than $1,000 was spent on environmental compliance in each of the fiscal years covered by this report.

The Company currently has 53 full-time and one part-time employees. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be excellent.

Item 2 - DESCRIPTION OF PROPERTY

The Company owns, and operates out of, a 34,000 square foot facility located on a 9.45 acre site on State Highway 83, north of Franktown, Colorado, between Denver and Colorado Springs. The Company maintains a monitored security system in this facility. The Company's property is subject to a mortgage as indicated in the financial statements included in this report. (See also Item Six, below, and Note Four to the Financial Statements) The facilities are suitable and adequate for the foreseeable future.

Item 3 - LEGAL MATTERS

Three of the Company's contracts, totaling gross sales in excess of $10 million, were terminated in July, 1988, by the Defense General Supply Center (DGSC) for alleged default. DGSC is a subordinate activity of the Defense Logistics Agency
(DLA). As previously reported, the Company completed the settlement process in December, 1995, following a favorable decision in May, 1992, from the Armed Services Board of Contract Appeals (ASBCA) on two of three cases in longstanding litigation with the Department of Defense.

The third contract required the Company to design, develop, test and manufacture light sets to a specified schedule. Because of a Government caused delay, a required test report was three days late for which DGSC terminated the contact for default. The Company found this treatment to be inequitable and contested the termination for default of the third contract at the ASBCA and ultimately filed a petition for certiorari at the United States Supreme Court.

On November 19, 1996, the Company learned that its petition for certiorari was denied. In its third fiscal quarter the Company recorded a reserve of approximately $521,000 for the effect of the loss. Certain actions ensuing from the loss could have a materially adverse effect on the Company (See Note Five to Financial Statements and Item 6, Management Discussion and Analysis).


On December 11, 1996, the Company filed a complaint in the District Court for Douglas County, Colorado, against Airtech International Corporation ("Airtech"), John Potter, and C.J. Comu. The Company alleges, among other items, that the defendants failed to pay funds that they agreed to pay the Company, that the defendants breached the Agreement for Exchange of Shares dated July 29, 1996, between the Company and Airtech, and that the defendants made material misrepresentations of facts to the Company. The complaint seeks recovery of costs and expenses incurred by the Company, and seeks payment of funds the defendents agreed to pay to the Company. The defendants have filed an answer and counterclaim. Counsel believes the allegations in the counterclaim are without merit.

The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company believes the outcome of any such litigation will not have a material effect on the Company.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                      Bid Price
                                                    -------------

            Quarter Ended                           High      Low
            -------------                           ----      ---

         September 30, 1994                         1.75       .81

         December 31, 1994                          1.56      1.00

         March 31, 1995                             1.19       .73

         June 30, 1995                               .97       .63

         September 30, 1995                         1.63       .72

         December 31, 1995                          1.59      1.13

         March 31, 1996                             1.50       .75

         June 30, 1996                              6.00       .63

         September 30, 1996                         3.63      1.75

As of November 30, 1996, the Company believes there are approximately 3,500 beneficial owners of the Company's stock of which 2,315 are registered with the transfer agent and the balance are held in street name. The Company has never paid a cash dividend on its common stock. The Company currently intends to retain any earnings for use in business development.

(b) On November 12, 1996, the Company sold a total of 500 shares of Series A 6% Cumulative Convertible Redeemable Preferred Stock par value $.001 ("Series A Preferred"), pursuant to Regulation S. The total offering price was $500,000. First Capital Partners, Inc., Atlanta, GA, acted as the Company's placement agent for the transaction. The sale was made in a private offshore transaction to two non US funds who represented to the Company that they were sophisticated investors.

Terms of the Series A Preferred provide for cumulative dividends at a 6% annual interest rate payable when, as and if declared, payable in cash or, at the option of the Company, in additional shares of Series A Preferred at the rate of one share of Series A Preferred for each $1,000 of such dividend not paid in cash. The dividends are cumulative whether or not earned. The Series A Preferred has a stated value of $1,000 per share. The Series A Preferred do not have voting rights. Shares of Series A Preferred Stock have the following conversion rights:

(1) Each holder of shares of Series A Preferred Stock shall have the right at any time and from time to time after forty (40) days from the date on which a share of Series A Preferred Stock was issued, to convert some or all such share into fully paid and non-assessable shares of Common Stock of the Corporation determined in accordance with the Conversion Rate provided in Paragraph (b) below (the "conversion Rate").

(2) The number of shares Common Stock issuable upon conversion of each share of Series A Preferred Stock shall equal (I) the sum of (A) the Stated Value per share and (B) accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price shall be equal to the lessor of: (I) the average of the Closing Bid Price (as hereinafter defined) of the Corporation's Common Stock for the five (5) trading days immediately preceding the date of issuance of the Series A Preferred Stock; and (ii) seventy five percent (75%) of the average of the Closing Bid Price for the five trading days immediately preceding the conversion of the Series A Preferred Stock. The Closing Bid Price shall mean the Closing bid price of the Corporations Common Stock as reported by NASDAQ (or if not reported by NASDAQ as reported by such other exchange or market where traded).

The Series A Preferred is subject to mandatory conversion two years after the date of issue.

The Company paid a commission of ten percent of the total offering price, and agreed to issue to First Capital Partners warrants to purchase 36,281 shares of the Company's no par value common stock. The warrants are exercisable until November 12, 1998, with an exercise price of $1.875 per share. The holders of the warrants, and the holders of the 500 shares of Series A Preferred each have a demand and piggy back registration right if necessary to permit the public sale of the underlying common stock.

The private sale of the Series A Preferred was exempt from registration under Regulation S. The sale was made in an offshore transaction to non US persons, and the purchasers made representations to the Company regarding their status and actions necessary to comply with Regulation S.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Financial Condition (Liquidity and Capital Resources)

The following discussion of liquidity and capital resources addresses the combined requirements and sources of the Company and its subsidiaries as of September 30, 1996.

Liquidity

The third contract, terminated for default in 1988, was vigorously litigated by the Company and it submitted a petition for certiorari to the United States Supreme Court; an unfavorable decision ensued which the Company became aware of on November 19, 1996. The Company had previously recorded a reserve of $521,000 in its third quarter for a potential loss which could have a materially adverse effect on the Company. The Company is contesting the propriety of assessing reprocurement costs which constitute a majority of the reserve.

As a result of the contract terminations in 1988, the Company was previously in default with regards to the mortgage loan on its building ($305,000) and the Small Business Administration (SBA) working capital loan ($617,855). (See Item Three and Note Four to the Financial Statements). The SBA has extended its note to June 3, 1997. The Company's mortgage note was refinanced through January 11, 1997, at which time a balloon payment for the remaining balance is due. The lender has provided a written offer to extend the note for 12 months and the Company is accepting it. If not extended, the Company would be required to make a balloon payment of approximately $294,000; presently the Company does not have cash in this amount available nor does it anticipate having that amount by January 11, 1997. The Company is pursuing refinancing options to consolidate the first mortgage and SBA loans.

Due to the effects of the terminations of the contracts by the Government, the Company has no usable lines of bank credit. The Company has liquidated all of the terminated contract accounts payable balances for materials delivered to the Company and, during December, 1995, the unsecured notes payable remaining balance of $287,826 on which it received a discount of $82,826.

At September 30, 1996, the Company had net working capital of $56,776 and its current ratio was 1.02:1; cash balances available for use amounted to $209,637. Compare with the prior year where working capital was $952,817, current ratio was 1.4:1; and cash balances available for use amounted to $125,844. The principal causes of the decrease in working capital was reserve of litigation settlement expenses recorded of $521,000 recorded for the possible effect of the denial of certiorari at the Supreme Court (See Item Three, supra) and the increase of $292,750 in inventories to support the Company's growing manufacturing operations related to new contracts.

Changes in cash during fiscal year 1996 resulted in a net increase of $83,793 as compared to an increase during fiscal year 1995 of only $10,958. The primary cause was that net cash of $183,850 was provided by operating activities as opposed to a use of $151,517 of cash during fiscal year 1995. Investing activities produced $98,649 more than in 1995 while financing activities used $361,181 more; the latter resulted mostly from the liquidation of notes payable of $287,826.

The Company has, at the end of FY 1996, capital lease payment commitments through 2000 of $81,116 which require a total annual payment of $55,101 in fiscal year 1997. (See Note Seven to the Financial Statements) The Company considers its facilities adequate to support anticipated sales and operations for the next several years; accordingly, no commitments for manufacturing facilities expansion have been entered into for the twelve months ending September 30, 1997.

The Company does not believe that its business has been significantly impacted during the past three years by cost inflation.

Major Asset Purchase Agreements

During fiscal year 1996 the Company entered into agreements to acquire two companies in accordance with the Company's diversification plans to enhance shareholder value. The Company was not able to raise required cash to purchase the first target. The other acquisition was also not consummated; the first time, because the Company terminated the initial agreement upon the disclosure of certain information during its due diligence process and in the second instance as a result of the target company not curing its breach of the stock exchange agreement executed after arriving at new terms (See also Item Three, Legal Matters, supra).

Going Concern Issues

As a result of recurring losses from operations over several years, the report of the Company's independent certified accountant includes a comment concerning substantial doubt about the Company's ability to continue as a going concern. (See also, Note One to the Financial Statements).

While recurring operating losses have appeared in the financial statements since 1992, the Company also notes that gross profit which bottomed at 5.3 percent in FY 1994, when it was impacted also by startup costs for subsidiaries, grew to
17.8 percent in FY 1995 and to 19.7 percent in fiscal year 1996 with the increased manufacturing volume. As noted, below in Results of Operations, revenue for fiscal year 1996 increased 102 percent over fiscal year 1995 which increased 111 percent over FY 1994; both increases resulted from consolidation and economizing via outsourcing throughout the defense arena. The Company expects this general trend of additional outsourcing to continue. Management believes the result will be a further increase in gross profit as a result of a larger production base over which to distribute fixed overhead costs. Accordingly, manufacturing operations are expected to increase revenues at a reduced rate of approximately 20 to 35 percent and to generate internal cash flows from operations. In the interim and subsequent to the end of the fiscal year, the Company completed a placement of convertible preferred stock under SEC Regulation S with two offshore funds. Additional management plans are outlined under Capital Resources, below and Liquidity, supra.

Capital Resources

In order to fund the first acquisition as an asset purchase and to secure working capital required to implement the related business plan for rapidly increasing ensuing activities and to support Company capital resource needs, the Company previously took actions to increase its exposure to the investment banking community by apprising relevant principals of its diversification activities, acquisition program and other business development endeavors designed to result in significant new business. The Company recently secured such financing, through the placement of equity as noted supra. An additional placement of equity or debt will be needed, of which there can be no assurance. While it presently has no contractual arrangement for such an offering the Company previously entered into an agreement for locating needed capital, which agreement resulted in the sale of convertible preferred stock. The Company will receive $250,000 proceeds from a life insurance policy carried on the late chairman emeritus (see also Item 9, below).

                              Results of Operations

Fiscal Year 1996 Compared to 1995

Sales increased $2,229,252 or 102 percent from fiscal year 1995 to fiscal year 1996 reaching $4,410,592. Management believes the increase is a result of continued consolidation in the defense arena which has caused prime contractors to increase outsourcing of component subassemblies as a means of controlling and reducing their manufacturing costs. As of November 30, 1996 the Company had open contracts valued at $7.6 million with $5.7 million of backlog still to be completed. At the same time in the previous year, the comparable figures were $7.1 and $5.2 million, respectively.

Cost of sales for fiscal year 1996 increased $1,753,872 over fiscal year 1995 to a total of $3,542,996 for fiscal year 1996. Considered as a percent of sales the level remained approximately the same overall; however, after factoring out fiscal year 1995 nonmanufacturing cost of sales, there is an increase when 1996 costs are viewed as a percent of sales. The increase is attributable to the learning curve and some of amount of rework required as the Company began production of a new more complex product. This is anticipated to come into line as the manufacturing operation gains additional experience with the new product.

General and administrative expenses decreased slightly by $6,229 from fiscal year 1995 to $1,329,002 in fiscal year 1996. The total included approximately $151,319 attributable to costs of attempted acquisitions versus $48,982 in the prior year.

The Company recorded litigation settlement expenses during fiscal 1996 of approximately $529,500, reduced by approximately $83,000 from forgiveness of debt during the Company's first fiscal quarter ensuing from the liquidation of two promissory notes related to the DOD contracts terminated in 1988.

Interest expense increased $32,329 from the prior year as a result of an increased interest rate on the first mortgage and interest assessed on certain late payments. Other expenses decreased as a result of the absence of asset write down expense.

As a result of its net operating loss the Company increased its deferred tax valuation allowance by $330,000.

During the fourth quarter, the Company recorded consulting fees of approximately $118,000 as amortization of deferred marketing expenses.

Operations Outlook.

While the Company is currently heavily dependent on defense spending for its revenues; it continues to be the opinion of management that overall demand for contract manufacture in aerospace and defense will continue to grow. The large prime defense contractors have been and continue to actively subcontract out more manufacturing of component parts as a means of reducing their cost of manufactured product. This has provided increased opportunities for the Company. The Company believes the increased production in its manufacturing operations will allow distribution of its indirect costs over a larger direct cost base and result in a return to profitability in manufacturing which will then lead to additional contracts for manufacturing.

Concurrently, the Company is attempting to diversify through mergers and acquisitions.

Effect of Recent Accounting Pronouncements.

The Financial Accounting Standards Board issued two pronouncements which may affect the Company in FY 1997 (see the Financial Statements, Summary of Accounting Policies). Statement of Financial Accounting Standard ("SFAS") No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount; the adoption of this SFAS is not expected to have an impact on the financial statements. SFAS 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method; if not, pro-forma disclosure of net income and earnings per share as if adopted is required. The Company has not yet determined how SFAS 123 will be adopted nor its impact on financial statements.

Item 7 - FINANCIAL STATEMENTS

The financial statements required by this item are included at the end of this Form 10-KSB. An index to such financial statements and applicable schedules is contained in that separate section.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

         Name                      Age      Position
         ----                      ---      --------

         John G. Anderson &        67       Chairman Emeritus & and Director

         Jeanne M. Anderson*       45       Chairman of the Board of Directors

         Frederick G. Beisser      54       Chief Financial Officer, Secretary,
                                            Treasurer and Director

         Stephen Carreker          47       President, CEO and Director

         D. Scott McReynolds       32       Vice President and General Manager
                                            and Director

         William A. Walters#       57       Vice President, Manufacturing


NOTES: *  Ms. Jeanne Anderson is the daughter of  the late Mr. John G. Anderson.

       #  Mr. William A. Walters is the brother-in-law of Mr. John G. Anderson.

       &  Mr. Anderson passed away on January 7, 1997.

Mr. John G. Anderson served as Chairman of the Company's Board of Directors since its inception in December of 1981, except for a brief retirement from October, 1989, to February, 1990. Effective January 1, 1997, Mr. Anderson became Chairman Emeritus and remained a Director until he passed away on January 7, 1997. On October 1, 1991, he retired from the position of President which he had also held since 1981. Prior to founding the Company, Mr. Anderson was employed from 1969-1981 as General Manager, Manufacturing Operations, of OEA, Inc. Mr. Anderson holds a Bachelor of Science Degree in Electrical Engineering from Pacific States University.

Ms. Jeanne M. Anderson has been with DCX, Inc. since its inception and served as President and Chief Executive Officer through December 31, 1996. She was elected to that position effective October 1, 1991, and became Chairman of the Board of Directors on January 1, 1997. She has been a Director of the Company since 1987. She was Secretary of the Corporation from October, 1990, until she became President and also served as General Manager from March of 1990.

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

Mr. Stephen Carreker became a director of the Company on December 12, 1995. He is Director of Strategic Planning and became President and Chief Executive Officer effective January 1, 1997. Prior to joining the Company he was manager of the IDS/IBM Manama, Bahrain; was Vice President, Geonex Corporation, Inc., and Project Manager for Gwinnet County, Georgia. Mr. Carreker has over 20 years of domestic and international experience. He holds a Bachelor of Landscape Architecture from the University of Georgia and is a Georgia-licensed landscape architect.

Mr. D. Scott McReynolds became a director of the Company on June 7, 1996 and was appointed Vice President and General Manager on the same date. Mr. McReynolds joined the Company in 1991 as an industrial engineer; he was subsequently promoted to Quality Assurance Manager and became Acting General Manager in December, 1995. He holds a Bachelor of Science in Industrial Engineering from Southern Illinois University.

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

Item 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the cash compensation paid and accrued by the Company for services rendered during the fiscal year ending September 30, 1996, to the CEO. No other executive officers of the Company had aggregate compensation exceeding $100,000. Mr. Carreker became President and CEO on January 1, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
               Annual Compensation                                  Awards
-------------------------------------------------   ----------------------------------------------------------------
  Name and                                           Other             Restricted       Stock             All Other
  Principal                                          Annual Comp-      Stock            Options           Compen-
  Position        Year     Salary ($)       Bonus    ensation          Awards             (#)             sation ($)*
 ----------       ----     ----------       -----    ----------        ------           -------           ----------
Jeanne M.         1996     $116,018           -          -                                 -                 $1,740
Anderson          1995      116,018           -          -              75,000             -                  1,740
President         1994      117,518           -          -                                 -                  1,624
& CEO

* Amounts of All Other Compensation represent employer contribution under the Company's 401K Retirement Savings Plan.

The Company did not grant any stock options to officers or employees during fiscal years 1994; in 1995 a total of 175,000 stock options were issued to officers of the Company under the 1991 Stock Option Plan.

                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                     Number of               Value of Unexercised
                                                     Unexercised             In-The-Money
                                                     Stock Options           Stock Options
                                                     at FY-End (#)           at FY-End ($)

                  Shares acquired    Value           Exercisable/               Exercisable/
    Name          on Exercise (#)   Realized ($)     Unexercisable              Unexercisable
    ----         ---------------   ------------     -------------              -------------
Jeanne M.
Anderson
President & CEO         -              -             125,000/0 (1)              $ 382,813/-0-

(1) Options for 50,000 shares of DCX common stock were granted under the Company's 1991 Stock Option Plan on May 15, 1992 at a price of $1.21875; additional options for 75,000 shares were granted on April 19, 1995 under the 1991 Plan at $.71875. Both grants were at fair market value; no options have been exercised to date.

The Company does not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

Directors who are employees of the Company do not receive any additional compensation above their full time employment compensation. Nonemployee directors receive reimbursement of expenses incurred in carrying out their duties; during the fiscal year the Company did not have a standard compensation arrangement other than reimbursement of actual expenses for non-employee directors. Mr. Anderson, a non-employee director, received $10,000.00 for his services as a director during fiscal year 1996.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Percentages of shares held by officers and directors of the Company, as well as those parties owning more than five (5) percent of the Company's common stock as of the date of this proxy statement, are as follows:

Security ownership of certain beneficial owners:

During the fiscal year the Company upon exercise of stock options issued 231,000 shares to a nonaffiliated person in exchange for certain services (see Note Eight to the Financial Statements). Because the Company has not received copies of Rule 13d-1 filings under the Exchange Act, and based on certain other information available, the Company believes there are no parties other than management owning more than five (5) percent of the common stock of the Company.

Security ownership of management:

      Title of         Name of Beneficial                        Amount & Nature of                 Percent
       Class               Owner  (1)                           Beneficial Ownership (2)          of Class (3)
       -----           ------------------                      ------------------------          ------------

      Common      John G. and Elva M. Anderson                         511,400 Sole                  11.5
                  Mr. Anderson was the Chairman                        Voting Power

                  Jeanne M. Anderson (*)
      Common      President and Chief Executive Officer                114,000 Sole                   2.6
                  and Director                                         Voting Power

      Common      Stephen Carreker ( & ), Director for                 None                           Nil
                  Strategic Planning and Director

      Common      Frederick G. Beisser                                 9,400 Sole                      @
                  Chief Financial Officer, Secretary                   Voting Power
                  Treasurer,  and Director

      Common      D. Scott McReynolds                                  5,600 Sole                      @
                  VP, General Manager and Director                     Voting Power

      Common      William A. Walters (#)                               25,000 Sole                     @
                  VP - Manufacturing                                   Voting Power

                  All Directors and Officers
                  as a group (6 persons)                               665,400                       15.0



NOTES:

* Ms. Jeanne Anderson is the daughter of the late Mr. John G. Anderson and became Chairman of the Board of Directors on January 1, 1997.

#    Mr. William A. Walters is the brother-in-law of Mr. John G. Anderson.

@ The number of shares constitutes less than one percent of outstanding shares.

&    Mr.  Carreker became  President and Chief  Executive  Officer on January 1,
     1997.

(1) The address for each of the directors of the company is "In Care Of DCX, Inc., P.O. Box 569, Franktown, CO 80116-0569.

(2) The number of shares beneficially owned does not include 251,300 shares which may be acquired under Non Qualified Stock Options held by Officers and Directors of the Company. Such shares and management personnel holding them are: Mr. Anderson, 50,000 shares; Ms. Anderson, 125,000; Mr. Beisser, 60,000 shares; and Mr. Walters, 16,300 shares.

(3) If the options denoted in Note 2, above, were exercised, Directors and Officers would have the following percentages of outstanding common stock:
     Mr. Anderson, 11.0 percent; Ms. Anderson, 4.7 percent; Mr. Beisser, 1.4 percent; Mr. Walters, 0.8 percent; and as a group, 18.0 percent.


Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

Item 13- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as a part of this report:

1. Financial Statements

2. Exhibit Index

The following exhibits are filed as part of this Report:

Exhibit
Number   Exhibit                                                       Page
------   -------                                                       ----

 2.1      Agreement for Exchange of Shares between
          DCX, Inc. and AIRTECH INTERNATIONAL
          CORPORATION                                                Note 6

 3.1      Amended Articles of Incorporation
          and Bylaws of Douglas County Industries, Inc.              Note 1

 3.2a     Amended Articles of Incorporation of DCX, Inc.             Note 1

 3.2b     Amended and  Restated  Articles  of  Incorporation
          of DCX, Inc., dated July 8, 1991.                          Note 2

 3.2c     Articles of Amendment to the Articles of
          Incorporation of DCX, Inc., dated November 6, 1996         Note 4

 4.2      Specimen Stock Certificate                                 Note 1

10.1      Standard Form Purchase Order                               Note 1

10.2      Standard Form Government Contract/Purchase Order           Note 1

10.3      Contract between Douglas County Industries,
          Inc. and Ogden Air Logistics Center                        Note 1





10.4      DCX  1991 Stock Option Plan                                Note 5

10.5      DCX 1995 Stock Incentive Plan                              Note 5

16.1      Resignation Letter from Wenner,
          Silvestain & Co. Oct 11, 1994                              Note 3

16.2      Wenner, Silvestain & Co.
          response to SEC, Oct 17, 1994                              Note 3

16.3      DCX New s Release, October 18, 1994                        Note 3

21.1      List of Subsidiaries                                       Page 14

27.1      Financial Data Schedules                    Incorporated by reference from Edgar Filing on
                                                                         January 14, 1997


NOTE:

(1) Incorporated by reference from Registration Statements on Form S-18, file no. 33-1484.

(2) Incorporated by Reference from the definitive Proxy Statement, dated May 3, 1991

(3)  Incorporated  by Reference  from Form 8K and  Amendment,  dated October 11,
     1994.

(4)  Incorporated by Reference from Form 8K, dated November 12, 1996.

(5)  Incorporated by Reference from Form S-8, dated September 29, 1996

(6) Incorporated by Reference from Form 10-Q for June 30, 1996, dated August 1, 1996. The agreement was terminated prior to completion.

(b) Reports on Form 8-K.

No report was filed on Form 8-K by the Company during fourth quarter of the fiscal year covered by this annual report.

Reports filed on Form 8-K subsequent to the end of the fiscal year:

Form 8-K dated November 12, 1996, reported subsequent to fiscal year end the placement of $500,000 of convertible redeemable preferred stock and an amendment of the Company's Articles of Incorporation.

Form 8-K dated December 11, 1996, reported (1) changes in management of the Company, (2) the Company's complaint in district court seeking recovery of costs, expenses and monetary sums from Airtech International Corporation as a result of breach of the stock exchange agreement and (3) the Company's reinstatement of a motion asserting that the government did not fulfil its duty to mitigate damages during the reprocurement process on the third terminated contract of 1988.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DCX, INC.


Date:   January 13, 1997                          By: /s/  STEPHEN CARREKER
      ---------------------                      -------------------------------
                                                     Stephen Carreker
                                                       President and
                                                   Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                            Title                         Date
  ---------                            -----                         ----


-------------------------
Jeanne M. Anderson                  Chairman & Director


//S  STEPHEN CARREKER                                         January 13, 1997
-------------------------
Stephen Carreker                    President, CEO & Director

/S/  FREDERICK G. BEISSER                                     January 13, 1997
-------------------------
Frederick G. Beisser                Chief Financial Officer,
                                    Secretary, Treasurer and
                                    Director
/S/  D. SCOTT MC REYNOLDS                                     January 13, 1997
-------------------------
D. Scott McReynolds                 Vice President &
                                    General Manager and
                                    Director

                         List of Subsidiaries (Inactive)


   Registered    Name             State    of    Incorporation
   -------------------            -----------------------------

GeoNova US, Inc.                            Colorado

GeoStars International Inc.                 Colorado

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Index to Consolidated Financial Statements
================================================================================




Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheet as of
      September 30, 1996                                             F-3 - F-4

Consolidated Statements of Operations
      for the Years Ended September 30,
      1996 and 1995                                                        F-5

Consolidated Statements of Stockholders'
      Equity for the Years Ended
      September 30, 1996 and 1995                                          F-6

Consolidated Statements of Cash Flows
      for the Years Ended September 30,
      1996 and 1995                                                        F-7

Summary of Accounting Policies                                      F-8 - F-11

Notes to Consolidated Financial Statements                         F-12 - F-20

Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
DCX, Inc. and Subsidiaries
Franktown, Colorado

We have audited the accompanying consolidated balance sheet of DCX, Inc. and subsidiaries as of September 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCX, Inc. and subsidiaries as of September 30, 1996 and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

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




                                       BDO SEIDMAN, LLP

Denver, Colorado
January 9, 1996

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet
================================================================================


September 30,                                                               1996
--------------------------------------------------------------------------------


Assets

Current:
  Cash and cash equivalents                                         $   209,637
  Accounts receivable, less allowance
    of $30,000 for possible losses
    (Notes 2 and 4)                                                     995,040
  Inventories (Notes 3 and 4)                                         1,103,672
  Prepaid expenses and other                                            195,832
--------------------------------------------------------------------------------


Total current assets                                                  2,504,181
--------------------------------------------------------------------------------


Property and equipment (Note 4):
  Building and land                                                   1,415,058
  Leased assets                                                         227,863
  Furniture and equipment                                               236,973
  Test and manufacturing equipment                                      159,640
--------------------------------------------------------------------------------


                                                                      2,039,534
Less accumulated depreciation                                           767,233
--------------------------------------------------------------------------------


Net property and equipment                                            1,272,301
--------------------------------------------------------------------------------


Other assets                                                             44,000
--------------------------------------------------------------------------------





                                                                    $ 3,820,482
================================================================================


 See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet
================================================================================


September 30,                                                              1996
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current:
  Notes payable (Note 4)                                           $  1,279,623
  Accounts payable                                                      494,646
  Accounts payable - terminated contracts                                66,377
  Accrued expenses                                                       85,759
  Accrued litigation settlement (Note 5)                                521,000
--------------------------------------------------------------------------------


Total current liabilities                                             2,447,405

Long-term debt, less current maturities (Note 4)                         24,060
--------------------------------------------------------------------------------


Total liabilities                                                     2,471,465
--------------------------------------------------------------------------------


Contingencies (Notes 1 and 5)

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, no shares issued or outstanding (Note 12)                     -
  Common stock, no par value, 2,000,000,000 shares
    authorized, shares issued and outstanding
    4,434,109 (Note 8)                                                5,060,357
  Additional paid-in capital                                            329,384
  Subscriptions receivable (Note 8)                                    (179,000)
  Accumulated deficit                                                (3,861,724)
--------------------------------------------------------------------------------


Total stockholders' equity                                            1,349,017
--------------------------------------------------------------------------------


                                                                    $ 3,820,482
================================================================================

 See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.



                                                                                         DCX, Inc.
                                                                                  and Subsidiaries

                                                             Consolidated Statements of Operations
==================================================================================================

Years Ended September 30,                                              1996              1995
---------------------------------------------------------------------------------------------------

Net sales (Note 10)                                                $  4,410,592      $  2,181,340

Cost of sales                                                         3,542,996         1,789,124
---------------------------------------------------------------------------------------------------


Gross profit on sales                                                   867,596           392,216
---------------------------------------------------------------------------------------------------


General and administrative expenses                                   1,329,002         1,335,231
Litigation settlement and related - net (Notes 4 and 5)                 446,674                 -
---------------------------------------------------------------------------------------------------


Loss from operations                                                   (908,080)         (943,015)
---------------------------------------------------------------------------------------------------


Other income (expense):
  Interest expense                                                     (155,757)         (123,428)
  Asset writedowns (Note 11)                                                  -          (287,529)
  Miscellaneous                                                          10,183           (10,869)
---------------------------------------------------------------------------------------------------


Total other expense                                                    (145,574)         (421,826)
---------------------------------------------------------------------------------------------------


Net loss                                                       $     (1,053,654)   $   (1,364,841)
---------------------------------------------------------------------------------------------------


Net loss per share                                             $           (.25)   $         (.34)
---------------------------------------------------------------------------------------------------


Weighted average number of shares
  of common stock outstanding                                         4,287,437         3,969,464
---------------------------------------------------------------------------------------------------

                    See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.






                                                                                                F-5




                                                                                                          DCX, Inc.
                                                                                                   and Subsidiaries

                                                                    Consolidated Statements of Stockholders' Equity
===================================================================================================================

                                              Common Stock      Additional
Years ended September 30,             ----------------------     Paid-in     Subscriptions Accumulated
1996 and 1995                            Shares       Amount     Capital      Receivable     Deficit      Total
-------------------------------------------------------------------------------------------------------------------


Balance, October 1, 1994              3,853,569  $ 4,538,131  $   329,384  $  (197,000) $ (1,443,229) $ 3,227,286

  Proceeds from issuance
    of stock (Note 8)                   250,000      218,750            -     (187,500)            -       31,250

  Stock issued for services (Note 8)     12,052        8,659            -            -             -        8,659

  Proceeds from subscription
    receivables (Note 8)                      -            -            -      205,500             -      205,500

  Net loss for the year                       -            -            -            -    (1,364,841)  (1,364,841)
-------------------------------------------------------------------------------------------------------------------


Balance, September 30, 1995           4,115,621    4,765,540      329,384     (179,000)   (2,808,070)   2,107,854

  Sale of stock through options
    exercised                            85,000       61,094            -            -             -       61,094

  Stock issued for services             233,488      233,723            -            -             -      233,723

  Net loss for the year                       -            -            -            -    (1,053,654)  (1,053,654)
-------------------------------------------------------------------------------------------------------------------


Balance, September 30, 1996           4,434,109  $ 5,060,357  $   329,384  $  (179,000) $ (3,861,724) $ 1,349,017
====================================================================================================================

                                    See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.








                                                                                                                F-6



                                                                                         DCX, Inc.
                                                                                  and Subsidiaries

                                                             Consolidated Statements of Cash Flows
==================================================================================================
Increase (Decrease) In Cash And Cash Equivalents

Years Ended September 30,                                             1996              1995
-------------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                                      $    (1,053,654)   $   (1,364,841)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Asset writedowns                                                          -           251,347
    Provision for losses on accounts receivable                               -           330,000
    Forgiveness of debt                                                 (82,826)                -
    Provision for litigation                                            521,000                 -
    Provision for losses on inventory                                    60,000                 -
    Stock issued for services                                           258,723             8,659
    Depreciation and amortization                                       114,202           128,302
  Changes in operating assets and liabilities:
    Accounts receivable                                               1,066,891           348,602
    Inventories                                                        (352,750)         (473,990)
    Other assets                                                          9,915           127,062
    Accounts payable                                                    (82,360)          317,582
    Accrued expenses                                                   (275,291)          175,760
---------------------------------------------------------------------------------------------------


Net cash provided by (used in) operating activities                     183,850          (151,517)
---------------------------------------------------------------------------------------------------


Investing activities:
  Acquisition of property and equipment                                       -           (25,354)
  Proceeds on sale of marketable securities                                   -            86,675
  Restricted cash                                                       154,985            (4,985)
---------------------------------------------------------------------------------------------------


Net cash provided by investing activities                               154,985            56,336
---------------------------------------------------------------------------------------------------


Financing activities:
  Proceeds from debt                                                    325,000                 -
  Payments on debt                                                     (641,136)         (201,111)
  Proceeds from the issuance of common stock                             61,094           307,250
---------------------------------------------------------------------------------------------------


Net cash provided by (used in) financing activities                    (255,042)          106,139
---------------------------------------------------------------------------------------------------


Net increase in cash                                                     83,793            10,958

Cash and cash equivalents, beginning of year                            125,844           114,886
---------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of year                          $       209,637    $      125,844
===================================================================================================

                    See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                                                F-7

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================

Organization and
Business These consolidated financial statements include the accounts of DCX, Inc. and those of its inactive wholly-owned subsidiaries, GeoStars International, Inc. and GeoNova US, Inc. ("GeoNova"), d/b/a GeoNova International, Inc., (collectively the "Company"). DCX, Inc. provides services and products to aerospace, aviation, military, and commercial industries. DCX, Inc. is currently engaged in the engineering design, development, testing, and manufacturing of electronic and electro-mechanical devices and assemblies for use in the missile and aerospace industries, as well as the manufacturing of wire harnesses and cable assemblies for use by commercial computer and communications industries and the U.S. Government.

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

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================



                    Building                                           31 years
                    Leased assets                                 Life of lease
                    Furniture and equipment                        5 to 7 years
                    Test and manufacturing equipment               5 to 7 years
--------------------------------------------------------------------------------

                    Depreciation is computed principally on an accelerated method.

Revenue
Recognition         The estimated  sales value of performance  under  government fixed-price contracts in process is recognized under the percentage of completion method of accounting where under the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods). Estimated losses on contracts are recorded when identified.

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

Research and
Development Costs   Research and development  costs are expensed as incurred and totalled  approximately $-0- and $24,000 for the years ended
                    September 30, 1996 and 1995.

Net Loss Per Share  Net loss per common share is based on the  weighted  average number of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents, when dilutive.

Concentrations of
Credit Risk         The Company  provides its products as a prime contractor and
                    subcontractor   to  various   entities  in  the   aerospace,
                    aviation, and military industries, with most of its products being utilized by the U.S. Government as well as by major defense contractors. The Company grants credit to its customers in these industries and, therefore, a substantial portion of its debtors' ability to honor the contracts is dependent upon the defense economic sector.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================


Fair Value of
Financial
Instruments         The carrying amounts of cash, accounts receivable,  accounts payable, and accrued expenses approximate fair value because of the short  maturity  of these  items.  The fair  value of long-term debt and capital lease  obligations were estimated based on market value for  obligations  with similar  terms.
                    Management  believes  that the fair  value of the  long-term
                    debt  and  capital  lease   obligations   approximate  their
                    carrying value.

Use of
Estimates           The  preparation  of the Company's  financial  statements in conformity  with generally  accepted  accounting  principles requires  management to make estimates and assumptions  that affect the reported  amounts of assets and  liabilities  and disclosure  of  contingent  assets  and  liabilities  at the balance sheet dates and the reported  amounts of revenue and
                    expense   during  the   reporting   periods  for   long-term
                    contracts.  The  Company's  operations  require  it to  make
                    significant   assumptions   concerning  cost  estimates  for
                    equipment   and  labor,   productivity   rates  as  well  as
                    production schedules for long-term contracts. Due to the uncertainties inherent in the estimation process and the significance of having a few contracts in process at September 30, 1996, it is possible that completion costs for some contracts may have to be materially revised in the near future.

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

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================


Reclassifications  Certain  items  included  in  the  prior  year's   financial
                    statements have been reclassified to conform to the current presentation.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

1.    Continued
      Existence     As reflected in the accompanying  financial statements,  the
                    Company incurred net losses from operations of $461,000, $943,000 for the years ended September 30, 1996 and 1995.
                    The Company has three notes payable totalling $1,230,817 due in fiscal year 1997. The Company may not be able to meet the note payments due. Additionally, a significant portion of the Company's working capital is comprised of certain assets that in the normal course of business are not readily convertible into liquid assets. The ultimate results of these efforts cannot be determined at the present time.
                    These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                    Management's plans include, among other items, actively pursuing additional funding in order to meet working capital requirements. Also, the Company is in negotiations to extend the maturities of their notes payable.

2.    Accounts
      Receivable    The components of accounts receivable are as follows:

                    September 30,                                           1996
                    ------------------------------------------------------------


                    Long-term contracts:
                    U.S. Government - Prime
                    and subcontracts:
                     Amounts billed                                  $  302,226
                     Recoverable costs and accrued
                      profit on progress completed -
                      not billed                                        616,616
                    ------------------------------------------------------------


                    Total U.S. Government                               918,842
                    ------------------------------------------------------------



                    Commercial:
                     Amounts billed                                      50,505
                     Recoverable cost and accrued profit
                     on progress completed-not billed                   (27,542)
                    ------------------------------------------------------------


                    Total commercial                                     22,963
                    ------------------------------------------------------------


                    Other                                                53,235
                    Less provision for losses                            30,000
                    ------------------------------------------------------------


                    Total accounts receivable                         $ 995,040
                    ============================================================

                    Recoverable  costs and  accrued  profits  not billed will be
                    billed  on  the  basis  of  contract   terms  and   delivery
                    schedules.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

3.    Inventories   Inventories  are  stated  at the  lower of cost or market by specific identification and consist of:

                    September 30,                                           1996
                    ------------------------------------------------------------


                    Raw materials                                   $   955,978
                    Work in process                                     297,694
                    ------------------------------------------------------------


                                                                      1,253,673
                   Reserve for obsolescence                             150,000
                   -------------------------------------------------------------


                   Total inventory                                  $ 1,103,672
                   =============================================================


4.    Notes Payable
      and Long-Term
      Debt
                    September 30,                                           1996
                    ------------------------------------------------------------

                    Note payable in monthly  installments of
                    $10,787 per month beginning August 1996,
                    interest  at  10.5%,  collateralized  by
                    accounts receivable,  inventory,  second
                    deed of trust on building,  property and
                    equipment and contract rights,  maturing
                    June 3, 1997                                      $ 611,967

                    Note payable in monthly  installment  of
                    $2,450 per month  beginning  August 1996
                    with    no    accrual    of    interest,
                    collateralized  by accounts  receivable,
                    inventory,   second  deed  of  trust  on
                    building   property  and  equipment  and
                    contract rights,  maturing June 3, 1997.
                                                                        313,724

                    Note payable in monthly  installments of
                    $5,912,   including   interest  at  13%,
                    collateralized  by a deed  of  trust  on
                    building and assignment of a lease,  the
                    note  matures on January 11,  1997.  (a)
                                                                        305,126

                    Capital lease obligation (Note 7)                    72,866
                    ------------------------------------------------------------


                                                                      1,303,683
                    Less current maturities                           1,279,623
                    ------------------------------------------------------------


                    Long-term debt, less current
                     maturities                                      $   24,060
                    ============================================================

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                    (a) In December 1996, the Company received written commitment which will extend the $305,126 mortgage loan payable. The extension would provide the terms of the note to remain the same with the note maturing in January 1998.

                    In December 1995, a previously outstanding note payable was settled requiring a cash payment of $205,000. The settlement gain on forgiven debt of $82,826 was recorded in the year ended September 30, 1996.

5.    Litigation    Following the termination of merger discussions  between the
                    Company  and an  unrelated  company,  Airtech  International
                    Corporation ("Airtech"), DCX, Inc. filed a complaint against
                    Airtech  and  certain  of its  officers  alleging  that  the defendants  had breached  its  agreement  and made  material
                    misrepresentation   of  facts.  The  Company's  claim  seeks
                    payment of amounts due under the agreement and reimbursement of  costs  and  expenses  with  such  amounts  estimated  at approximately $400,000. During January 1997 Airtech filed an answer to the claim denying the Company's  claim and counter claiming  for  breach  of  contract,  fraud  and  negligence claiming  damages in excess of $27  million.  The case is in
                    its   preliminary   stages  and  no  formal   discovery  has
                    commenced. Management of the Company intends to vigorously pursue its claim and oppose the alleged counterclaims and feels that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

                    Other Litigation
                    ----------------

                    The Company had previously filed an appeal before the U.S. Court of Appeals for the Federal Circuit on a contract with the Defense Logistics Agency (DLA). The appeals court held for the DLA during the Company's third quarter. As such, the Company recorded a reserve for $521,000 for potential losses.

                    The Company is engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

6.    Taxes on
      Income          The provision for income taxes consisted of the following:

                     Year ended September 30,          1996             1995
                     -----------------------------------------------------------


                     Deferred benefit:
                       Federal                       $ 301,000        $ 452,000
                       State                            29,000           44,000
                     -----------------------------------------------------------


                                                       330,000          496,000
                     Valuation allowance              (330,000)        (496,000)
                    ------------------------------------------------------------


                                                    $        -        $       -
                    ============================================================

                    A  reconciliation   of  the  effective  tax  rates  and  the
                    statutory U.S. federal income tax rates follows:

                                                         1996          1995
                   -------------------------------------------------------------


                   U.S. federal statutory rates         (34.0)%        (34.0)%
                   State income tax benefit, net
                    of federal tax amount                (3.3)          (3.3)
                   Expenses not deductible
                    for tax purposes                        -            1.2
                   Increase in deferred
                    tax asset valuation
                    allowance                            37.3           36.1
                   -------------------------------------------------------------


                   Effective tax rate                       -%            -%
                   =============================================================

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                    Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                                           1996
                    ------------------------------------------------------------


                    Net operating loss carryforward                  $ 993,000
                    Inventory, obsolescence reserve                     56,000
                    Accrued settlement                                 194,000
                    Capital loss carryover                             122,000
                    Other                                               22,000
                    ------------------------------------------------------------


                    Total gross deferred tax assets                  1,387,000
                    Valuation allowance                             (1,387,000)
                    ------------------------------------------------------------


                    Net deferred tax asset                          $        -
                    ============================================================

                    A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                    At September 30, 1996, the Company had net operating loss carryforwards of approximately $2,663,000 with expirations through 2011.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

7.    Leases        The Company  leases various  equipment  under capital leases that expire  through June 2000.  The present value of future minimum  capital lease payments at September 30, 1996 are as follows:
                                                                          1996
                    ------------------------------------------------------------


                    1997                                               $ 55,101
                    1998                                                 20,237
                    1999                                                  3,489
                    2000                                                  2,334
                    ------------------------------------------------------------


                    Total minimum lease payments                         81,161
                    Less amounts representing interest                    8,295
                    ------------------------------------------------------------



                    Present value of net minimum lease payment           72,866
                    Less capital lease obligation, current               48,806
                    ------------------------------------------------------------


                    Capital lease obligation, noncurrent               $ 24,060
                    ------------------------------------------------------------


8.    Common Stock
      Transactions  As  consideration  for future service to be performed by the recipient of certain stock options, the exercise price on a portion of these stock options was below the fair market value of the stock on the date the options were granted.
                    Accordingly, the Company recorded $148,750 in deferred charges for future services. In addition, the Company waived the exercise price on 224,000 shares under the stock option and recorded deferred charges for future services of $150,000. In March 1995, the Company issued options to purchase 250,000 shares to the same individual at an exercise price of $.75 per share and recorded $31,250 in deferred charges for future services. The options were exercised in April 1995. Services by the recipient are to be provided over three years. Accordingly, the Company is amortizing deferred compensation charges on a straight line basis over 36 months. Amortization of approximately $118,000 and $100,000 was recorded during in the years ended September 30, 1996 and 1995.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                    The Company issued 3,488 shares valued at $2,508 in exchange for services rendered in August 1995. The Company issued 12,052 shares valued at $8,659 to two vendors to fulfill payable obligations in June 1995. At various times throughout the year ended September 30, 1996, options were exercised for a total of 85,000 shares for a total of $61,094.

                    The Company issued 230,000 shares valued at fair market value of $231,215 to a financial advisor in exchange for services to be performed for a period of 12 months beginning in February 1996.

                    The Company collected $205,500 of subscriptions receivable during the year ended September 30, 1995.

                    Stock Options
                    -------------

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

                    1991 Plan
                    ---------

                    In May 1992, the Company issued options for the purchase of 140,000 shares at $1.22 per share. Of the total issued, 125,000 were issued to officers and directors. In February 1995, 20,000 options were cancelled. Options to purchase 175,000 shares at $.71875 were issued to officers of the Company in April 1995. To date, none of these options have been exercised.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                    1995 Plan
                    ---------

                    In April 1995, the Company issued options to purchase 269,000 shares at $.71875 per share, of the total issued, 60,000 were issued to an officer. Through September 30, 1996, options to purchase 85,000 shares were exercised resulting in proceeds to the Company of $61,094.

9.    Employee
      Benefit Plans 401(k) Plan
                    -----------

                    In January 1992, the Company established a Section 401(k) profit sharing plan covering substantially all employees. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company makes matching contributions equal to 25% of the participants elected deferred contribution up to a maximum of 6% of compensation. Company matching contributions vest ratably over 5 years. Additional contributions may be made at the Company's discretion based upon the Company's performance. Total Company contributions under the plan were approximately $9,700 and $8,900 in 1996 and 1995.

10.   Major
      Customers     The Company has  historically  derived  significant  revenue from contract services from a few customers. During the year ended September 30, 1996, sales to three customers accounted for 50%, 11% and 11% of total sales. During the year ended
                    September 30, 1995,  the Company  derived 48%, 17%, 15%, and
                    10% of total revenue from four customers. The majority of all sales are to Government Prime or Sub-contractors.

11.  Significant
     Fourth  Quarter
     Adjustments    During the quarter  ended  September  30, 1996,  the Company recorded  consulting fees expense of approximately  $118,000 relating to the amortization of deferred  marketing expense.
                    During the quarter ended September 30, 1995, the Company recorded an adjustment of $287,529 as an other expense for the curtailment of certain activities being performed in Argentina.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

12.   Subsequent
      Event In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% cumulative convertible redeemable preferred stock $.001 par value (Series A). The Company designated 1,000,000 shares Series A as part of the authorized class of preferred shares. The Company issued 500 shares of the Series A with a stated value of $1,000 per share, with net proceeds to the Company of $450,000, in November 1996.

13.   Supplemental
      Schedule of
      Non-Cash
      Investing and
      Financing
      Activities
                                                      1996             1995
                    ------------------------------------------------------------


                    Common stock sold for
                     subscriptions receivable       $     -         $  187,500
                    ============================================================



                    Acquisition  of equipment
                     under capital leases           $     -         $  227,863
                    ============================================================



                    Common stock issued for
                     services and debt              $  233,723      $    8,659
                    ============================================================



                    Cash paid for interest          $  114,000      $   72,000
                    ============================================================