Form 10QSB
period 1996-12-31
DCX INC
filed 1997-02-24
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996.

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               -------------     --------------

Commission file number 0-14273

                                    DCX, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         COLORADO                                              84-0868815
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


            3002 N. State Highway 83, Franktown, Colorado 80115-0569
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 688-6070
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes    [ ] No
                                    -----      -----

        4,450,409 Common Shares were outstanding as of December 31, 1996.


                                           Number of pages in this report is 10.

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                 December 31           September 30
                                                    1996                   1996
-------------------------------------------------------------------------------------
                                                 (Unaudited)             Audited
-------------------------------------------------------------------------------------

Assets

Current:
  Cash and Cash equivalents                     $     90,928           $   209,637
  Accounts receivable                              1,313,498               995,040
  Inventories                                        887,099             1,103,672
  Prepaid expenses                                   127,466               195,832
-------------------------------------------------------------------------------------


Total current assets                               2,418,991              2,508,181
-------------------------------------------------------------------------------------


Property and equipment:
  At cost                                         2,039,534               2,039,534
    Less: accumulated depreciation                 (790,210)               (767,233)
-------------------------------------------------------------------------------------


  Net property and equipment                      1,249,324               1,272,301

Other assets                                         44,000                  44,000
-------------------------------------------------------------------------------------

                                                $ 3,712,315            $  3,820,482
=====================================================================================

   See accompanying summary of accounting policies and notes tofinancial statements




PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                                   DCX, Inc. and Subsidiaries
                            Condensed and Consolidated Balance Sheets

                                                              December 31            September 30
                                                                  1996                   1996
----------------------------------------------------------------------------------------------------
                                                              (Unaudited)              (Audited)
----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current:
  Notes payable                                               $1,267,146               $1,279,623
  Accounts payable                                               215,480                  494,646
  Accounts payable - terminated contracts                              0                   66,377
  Accrued expenses                                                55,154                   85,759
  Accrued litigation settlement                                  521,000                  521,000
----------------------------------------------------------------------------------------------------

Total current liabilities                                       2,058,780              2,447,405

Long-term debt, less current maturities                            24,060                 24,060
----------------------------------------------------------------------------------------------------

Total liabilities                                               2,082,840              2,471,465
----------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 4, below, and Note 1 to Form 10-KSB, September 30, 1996)

Stockholders' Equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, Series A, 6% Cumulative
      Convertible Redeemable
       Preferred Stock; 1,000,000 authorized,
         500 issued and outstanding (Note 6)                             1                     0

   Capital paid in excess of par value on preferred stock          449,999                     0

  Common stock, no par value, 2,000,000,000 shares
   authorized; shares issued and
    outstanding, 4,450,409 and 4,434,109 at
     December 31, 1996 and September 30, 1996,
      respectively.                                              5,072,072              5,060,357
  Subscriptions receivable                                        (179,000)              (179,000)
  Additional paid-in capital                                       329,384                329,384
  Accumulated deficit                                           (4,042,981)            (3,861,724)
-----------------------------------------------------------------------------------------------------

Total stockholders' equity                                       1,629,475              1,349,017
-----------------------------------------------------------------------------------------------------

                                                               $ 3,712,315            $ 3,820,482
=====================================================================================================


                  See accompanying summary of accounting policies and notes to financial statements



PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                                DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Statements of Operations
                                        (Unaudited)

                                                                Three months ended
                                                                 December 31
                                                         1996                      1995
-----------------------------------------------------------------------------------------------

Net sales                                            $  865,112                 $ 904,311

Cost of sales                                           690,654                   608,013
-----------------------------------------------------------------------------------------------

Gross profit on sales                                   174,458                   296,298
-----------------------------------------------------------------------------------------------

General and administrative expenses                     324,720                   232,698


Loss from operations                                   (150,262)                   63,600

Other income (expense):
  Interest expense                                      (30,150)                 ( 37,222)
  Investment and other income                             1,071                    10,357
  Other expense                                          (1,916)                        0
  Forgiveness of debt                                         0                    87,826
-----------------------------------------------------------------------------------------------

Net loss                                             $ (181,257)                $ 124,561
-----------------------------------------------------------------------------------------------

Net income (loss) per share                          $     (.04)                $     .03
-----------------------------------------------------------------------------------------------


Weighted average number of shares of
  common stock outstanding                            4,447,692                 4,105,121
===============================================================================================



      See accompanying summary of accounting policies and notes to financial statements

                                               4






PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                                 DCX, Inc. and Subsidiaries
                      Condensed and Consolidated Statements of Cash Flows
                                         (Unaudited)
--------------------------------------------------------------------------------------------

For the Three-Month Periods Ended December 31,                    1996             1995
--------------------------------------------------------------------------------------------
Operating activities:
  Net income (loss)                                           $ (181,257)       $  124,561
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                23,977            21,552
     (Increase) decrease in accounts receivable                 (318,458)        1,147,243
     (Increase) decrease in inventory                            216,573          (393,924)
     (Increase) decrease in prepaid expenses                      68,366            (5,358)
     Decrease in other assets                                          0            15,000
     Decrease in accounts payable                               (345,543)         (226,006)
     Decrease in other liabilities                               (30,605)          (81,242)
     Decrease in litigation settlement liability                       0          (150,000)
--------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities             (567,947)          451,826
--------------------------------------------------------------------------------------------

Investing activities:
  Acquisition of property and equipment                                0             6,999
--------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                    0             6,999
--------------------------------------------------------------------------------------------

Financing activities:
  Payments on long-term debt, net                                (12,477)         (248,993)
  Issuance of common stock                                        11,715                 0
  Issuance of convertible preferred stock                        450,000                 0
--------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities              449,238          (248,993)


Net increase (decrease) in cash                                 (118,709)          209,832
--------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period                $  209,637        $  125,844
--------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $    90,928       $  335,676
============================================================================================

       See accompanying summary of accounting policies and notes to financial statements



                                    DCX, INC.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1996, the consolidated results of its operations for the three-periods ended December 31, 1996, and 1995 and statements of cash flows for the three-month periods then ended.

The accounting policies followed by the Company are set forth in the annual report of September 30, 1996, filed on Form 10-KSB, and the audited consolidated financial statements therein with the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by DCX, INC. later in the year.

The consolidated results of operations for the three-month period ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year ending September 30, 1997.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-KSB for September 30, 1996.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $2,663,000 with expirations through 2011. At December 31, 1996, the amount of the net operating loss carryforward balance is estimated at $2,794,291. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

Claim for Breach of Contract. Following the termination of merger discussions between the Company and an unrelated company, Airtech International Corporation ("Airtech"), the Company filed a claim for resulting damages of approximately $400,000. During January, 1997, Airtech filed an answer to the claim denying the Company's claim and counter claiming for breach of contract, fraud and negligence claiming damages exceeding $27 million. The parties have agreed to dismiss their claims with prejudice and have released any claims.

Terminated Contracts. As reported in the Form 10-KSB for September 30, 1995, and 1996, the Company and the Defense Logistics Agency (DLA) agreed to a final settlement in November, 1995, on two of three terminated contracts. The last partial payment, therefor, was received in January, 1996.

A third contract with DLA required the Company to design, develop test and manufacture light sets to a specified schedule. Testing of the lights was subcontracted; scheduling delays caused the Company to miss a required submission date for the testing and resulted in termination of the contract in 1988. Vigorous litigation asserting the delay was government caused were pursued to the United States Supreme Court. The Company's petition for certiorari was denied in November, 1996. The Company recorded a reserve of $521,000 for the loss in June, 1996; which is believed to be sufficient for the possible reprocurement costs related to the difference between the Company's contract price and the price incurred by DLA from the next lowest vendor as provided for in the Federal Acquisition Regulations . The Company has filed with the Armed Services Board of Appeals an appeal of the reprocurement costs. No hearing date has been set. (See also Item 3, Legal Matters, and Note 5, Litigation, to the financial statements in Form 10-KSB for September 30, 1996.)

(5) Lease Obligations

The Company leases various equipment under capital leases that expire through June 2000 as noted in Note 7 to the Financial Statements in Form 10-KSB, September 30, 1996.

(6) Subsequent Events

Key Man Life Insurance Proceeds. On January 7, 1997, the Company recorded $400,000 of accounts receivable related to the proceeds of two Company owned key man life insurance policies on a director of the Company. Proceeds of $250,000 on one of the policies have been received; the Company is completing formalities related to the second policy in order to secure the proceeds of $150,000.

Convertible Preferred Stock. On January 23, 1997, the holder of Series A, 6% Cumulative Convertible Redeemable Preferred Stock converted 100 shares into common stock in accordance with the issue agreement. Accordingly, the Company issued 123,308 shares of its common stock in exchange.

PART I, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

Liquidity. Cash and marketable securities decreased $118,709 to $90,928 from $335,676 at September 30, 1996, as a result of payments made on accounts payable and a net operating loss.

The Company presently has working capital of $360,211 as compared to $1,090,926 at December 31, 1995, and to $60,776 at the beginning of the fiscal year. The primary causes for the decrease of $680,715 from a year ago are payments reducing accounts payable by $151,979 and the booking of an accrual for litigation settlement related to the adverse decision on the third terminated contract in the amount of $521,000

The Company's current ratio, the ratio of total current assets to total current liabilities, decreased to 1.17:1 which compares to 1.73:1 a year ago and is improved over 1.02:1 at September 30, 1996.

Subsequent to the current quarter, the Company booked accounts receivable of $400,000 related to two key man life insurance policies carried on its founder who passed away in January, 1997. Proceeds of $250,000 have been received; the Company is completing formalities related to the second policy and expects to receive the proceeds during its second quarter.

The Company's liquidity could be affected by the denial of certiorari at the United States Supreme Court on assertions related to the third terminated contract. As a result of the denial, the government is entitled to recoup the difference in price between the Company's contract award which was terminated for default and the price to the government of the vendor who eventually supplied the product. The Company believes the reserve for litigation settlement ($521,000) is sufficient; however, the Company does not have adequate cash to satisfy an immediate demand. Further, the Company has reinstated an appeal of the propriety of the reprocurement costs in the Armed Services Board of Contract Appeals which places such demand in abeyance pending the outcome of the appeal. No hearing date has been scheduled to date. (See also, Note 4, Litigation, supra; and Item One, Legal Proceedings, infra.)

The Company's liquidity could be adversely affected by the balloon payments required at June 3, 1997 on the notes held by the Small Business Adminstration. While the Company expects to secure financing for consolidation of these notes and its first mortgage note into one long-term instrument, there can be no guarantee the funding will forthcoming. (See also Note 4 to the Financial Statements in Form 10-KSB for September 30, 1996)

Capital Resources. During its first fiscal quarter the Company sold a total of 500 shares of convertible preferred stock in a private offshore transaction to two non-US funds; the transaction resulted in net funding of $450,000.

The Company intends to apply the forthcoming key man life insurance proceeds of $150,000 to its working capital requirements.

The Company's long-term liquidity requirements may be significant in order to implement its plans. While confident the funds will be secured, there can be no guarantee the efforts will be successful.

Results of Operations:

First Quarter of Fiscal Year 1997

Net sales of $865,112 were slightly lower than sales of $904,311 during the first fiscal quarter of the previous year. Gross profit of $174,458 or 20.2 % of sales was down markedly from the prior year. Cost of sales increased 13.6% over the prior year; a portion of this resulted from increased staffing to support growing production related activities.

General and administrative expenses of $324,720 were up somewhat over the prior year's period as a result of increases to legal fees, consulting fee amortization and manufacturer's representative commissions paid during the quarter. In addition, the Company increased the allowance for obselete inventories by $40,000 and wrote off accounts receivable of $10,000. These were offset by a decrease of $45,000 in acquisition related expenses. On the other hand, interest expense decreased 19% from the prior year because of decreased principal balances subject to interest accrual.

Inventories decreased as a result of two factors; the movement of work in process into billable categories in accounts receivable and the delay of receipt and issue transactions noted in Capital Resources, above. Prepaid expenses decreased as certain components were amortized.

First Quarter of Fiscal Year 1996.

During the first quarter of fiscal year 1996 net sales increased by $425,325, or 69 percent, over the same period of the prior year. Cost of sales was $608,013, or 67 percent of sales, and resulted in a gross profit of $296,298, or 32 percent of sales increased from 24 percent of sales for the same period of the prior year. While some decrease in gross profit occurred due to learning curve associated with complex new products in certain new contracts, lay-in of materials raised it to the higher level. Sales increases during the first quarter of fiscal year 1997 resulted from restructuring in the defense industry causing prime contractors to outsource more work.

General and Administrative expenses of $232,698 for the period decreased $121,774 from a year prior and reflected the control efforts of management and the curtailment of nonproductive GIS subsidiaries. After factoring out acquisition expenses of $49,509, G & A expenses amount to $183,189. Interest expense increased because of capital lease imputed interest costs during the quarter; investment income increased as a result of increased cash balance on hand. In liquidating a $287,826 note balance related to the terminated contracts the Company recorded a discount of $87,826 as forgiveness of debt.

Restricted cash and accrued litigation settlement both decreased to nil as a result of the release of a bond (posted by the Company to indemnify a Director of the Company to a former employee. The release resulted from a final decision on a case which was pending before the Colorado Court of Appeals. The finding was for the plaintiff and the expense had been recorded in a prior year.

Contract Backlog

The Company's manufacturing operation has active funded contracts and awarded work amounting to $9.7 million as compared to an approximate $8.4 million backlog with $6.2 million of uncompleted work a year prior. The current backlog contains approximately $5.5 million of uncompleted work. Deliveries on funded orders are scheduled over the next 30 months. The Company is aggressively bidding opportunities with prime contractors for defense opportunities and sends its technical staff to meet personally with program managers in order to more competitively meet their requirements. The Company is confident that during the ensuing year the projects now in house will result in additional orders as during the past fiscal year. In addition, the Company continues to be invited to bid on more projects with new and existing customers.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As reported on Form 8-K the Company was notified during the quarter that it's petition for certiorari to the United States Supreme Court asserting the termination of the third contract for lighting sets was for the convenience of the government was denied. The same Form 8-K reported the Company's claim for damages from a breach of contract by Airtech International Corporation. Both parties have agreed to dismiss their claims with prejudice and have released any claims.

ITEM 2. CHANGES IN SECURITIES.

During the current quarter, the Company issued 500 shares of new Series A 6% Convertible Redeemable Preferred Stock in a private transaction to two offshore funds under Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

Form 8-K dated November 12, 1996, reported the placement of $500,000 of convertible redeemable preferred stock and an amendment to the Company's Articles of Incorporation.

Form 8-K dated December 11, 1996, reported (1) changes in management of the Company, (2) the Company's complaint in the district court seeking recovery of costs, expenses and monetary sums from Airtech International Corporation as a result of breach of the Stock Exchange Agreement and (3) the Company's reinstatement of a motion asserting that the government did not fulfill its duty to mitigate damages during the reprocurement process on the terminated contract of 1988.

Subsequent to the end of the quarter, the Company filed Form 8-K dated January 15, 1997, reporting the Board of Directors had retained Transition Partners, Ltd. to assist the board in restructuring the Company and enhancing shareholder value.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             D C X , I N C .

Dated: February  21, 1997
                                             /S/  FREDERICK G. BEISSER
                                             ----------------------------------
                                               Frederick G. Beisser
                                               Chief Financial Officer,
                                               Secretary & Treasurer