Form 10QSB
period 1997-03-31
DCX INC
filed 1997-05-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    --------------

Commission file number 0-14273

                                    DCX, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         COLORADO                                            84-0868815
 ...............................                          ..................
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


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


                                 Not Applicable
           ..........................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes [ ] No

         4,698,840 Common Shares were outstanding as of March 31, 1997.

Transitional Small Business Format:     Yes       No  X

Number of pages in this report is 31.

PART I, FINANCIAL INFORMATION
Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                   March 31      September 30
                                                    1997             1996
                                                 (Unaudited)       (Audited)
--------------------------------------------------------------------------------



Assets

Current:
  Cash and cash equivalents                     $   428,580    $   209,637
  Accounts receivable                             1,634,999        995,040
  Inventories                                     1,266,668      1,103,672
  Prepaid expenses                                  236,556        195,832

--------------------------------------------------------------------------------


Total current assets                              3,566,803      2,504,181
--------------------------------------------------------------------------------


Property and equipment:

At cost                                           2,040,246      2,039,534
    Less: accumulated depreciation                 (813,188)      (767,233)
--------------------------------------------------------------------------------


  Net property and equipment                      1,227,058      1,272,301

--------------------------------------------------------------------------------


Other assets                                         44,000         44,000
--------------------------------------------------------------------------------


                                                $ 4,837,861    $ 3,820,482
================================================================================


                 See accompanying notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                 March 31     September 30
                                                 1997            1996
                                              (Unaudited)      (Audited)
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current:
  Notes payable                               $ 1,225,961    $ 1,279,623
  Accounts payable                                875,302        494,646
  Accounts payable - terminated contracts               0         66,377
  Accrued expenses                                 83,573         85,759
  Accrued litigation settlement                   521,000        521,000
--------------------------------------------------------------------------------


Total current liabilities                       2,705,836      2,447,405

Long-term debt, less current maturities            24,060         24,060
--------------------------------------------------------------------------------


Total liabilities                               2,729,896      2,471,465
--------------------------------------------------------------------------------


Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, $.001 par value,
    20,000,000 shares authorized,
         250 shares issued and outstanding              1              0


  Common stock, no par value, 2,000,000,000
    shares authorized; shares issued and
    outstanding, 4,698,840 and 4,434,109 at
    March 31, 1997 and September 30, 1996,
    respectively                                5,271,440      5,060,357
  Additional paid-in capital
         from common stock                        329,384        329,384
         from convertible preferred stock         269,999              0
  Subscriptions receivable                       (179,000)      (179,000)
  Accumulated deficit                          (3,583,859)    (3,861,724)
--------------------------------------------------------------------------------


Total stockholders' equity                      2,107,965      1,349,017
--------------------------------------------------------------------------------


                                              $ 4,837,861    $ 3,820,482

================================================================================


                 See accompanying notes to financial statements



PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                                 DCX, Inc. and Subsidiaries
                       Condensed and Consolidated Statements of Income
                                         (Unaudited)

                                             Six months ended           Three months ended
                                                March 31                     March 31
                                          1997          1996             1997         1996
----------------------------------------------------------------------------------------------

Net sales                             $ 2,537,164    $ 2,448,661    $ 1,672,052    $ 1,544,350
Cost of sales                           2,059,827      1,729,492      1,369,173      1,121,479
----------------------------------------------------------------------------------------------

Gross profit on sales                     477,337        719,169        302,879        422,871
----------------------------------------------------------------------------------------------

General and administrative expenses       531,631        488,122        206,911        255,424
----------------------------------------------------------------------------------------------

Income (loss) from operations             (54,294)       231,047         95,968        167,447

Other income (expense):
  Interest expense                        (69,764)       (70,824)       (39,614)       (33,602)
  Insurance proceeds & other income       404,658         14,956        403,587          4,599
  Other expense                            (2,735)        (4,126)          (819)        (4,126)
  Forgiveness of debt                           0         87,826              0              0
----------------------------------------------------------------------------------------------

Total other income (expense)              332,159         27,832        363,154        (33,129)

Net Income                            $   277,865    $   258,879    $   459,122    $   134,318
----------------------------------------------------------------------------------------------

Net Income per share                  $       .06    $       .06    $       .10    $       .03
==============================================================================================

Weighted average number of shares
of common stock outstanding             4,501,174      4,152,710      4,554,656      4,200,298
==============================================================================================


                                  See accompanying  notes to financial statements



PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Cash Flows
                                   (Unaudited)

For the Six-Month Periods Ended March 31,               1997         1996
--------------------------------------------------------------------------------


Operating activities:
  Net income                                          $ 277,865    $ 258,879
  Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                       45,955       50,100
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable        (639,959)     794,605
     Increase in inventory                             (162,996)    (321,422)
     (Increase) decrease in prepaid expenses            (40,724)    (118,583)
     (Increase) decrease in other assets                      0     (124,516)
     (Decrease) increase in accounts payable            380,656     (248,649)
     (Decrease) increase in other liabilities           (68,563)    (147,815)
     Decrease in litigation settlement liability                    (150,000)
--------------------------------------------------------------------------------

Net cash provided by (used in) operating activities    (207,766)      17,602
--------------------------------------------------------------------------------

Investing activities:
  Acquisition of property and equipment                    (712)       6,998
  Restricted cash                                             0      154,985
--------------------------------------------------------------------------------

Net cash provided by (used in) investing activities        (712)     161,983
--------------------------------------------------------------------------------

Financing activities:
  Payments on long-term debt, net                       (53,662)    (336,341)
   Issuance of common stock                              31,083      233,371
   Issuance of convertible preferred stock              450,000            0
--------------------------------------------------------------------------------

Net cash provided by (used in) financing activities     427,421     (102,970)
--------------------------------------------------------------------------------

Net increase in cash                                    218,943       76,615
--------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period          209,637      125,844
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period              $ 428,580    $ 202,459
================================================================================



                 See accompanying notes to financial statements

                                    DCX, INC.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1997, the consolidated results of its operations for the six-periods ended March 31, 1997, and 1996 and statements of cash flows for the six-month periods then ended.

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

The consolidated results of operations for the six-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year ending September 30, 1997.

New Accounting Pronouncements

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS NO. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion (APB) No. 15, "Earnings per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-KSB for September 30, 1996.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $2,663,000 with expirations through 2011. At March 31, 1997, the amount of the net operating loss carryforward balance is estimated at $2,385,135. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it has recorded a valuation allowance equal to the excess deferred tax assets.

(4) Litigation

Claim for Breach of Contract. Following the termination of merger discussions between the Company and an unrelated company, Airtech International Corporation ("Airtech"), the Company filed a claim for resulting damages of approximately $400,000. During January 1997, Airtech filed an answer to the claim denying the

Company's claim and counterclaiming for breach of contract, fraud and negligence claiming damages exceeding $27 million. The cognizant district court has recorded the stipulation of all parties dismissing all claims with prejudice.

Terminated Contracts. As reported in the Form 10-K for September 30, 1995, and on Form 10-KSB 1996, the Company and the Defense Logistics Agency (DLA) agreed to a final settlement in November, 1995, on two of three terminated contracts. The last partial payment, therefor, was received in January, 1996, and, accordingly, was recorded in the prior year's data appearing in this report.

A third contract with DLA required the Company to design, develop test and manufacture light sets to a specified schedule. Testing of the lights was subcontracted; scheduling delays caused the Company to miss a required submission date for the testing and resulted in termination of the contract in 1988. Vigorous litigation asserting the delay was government caused were pursued to the Untied States Supreme Court where the Company's petition for certiorari was denied in November, 1996. The Company had recorded a reserve of $521,000 for the loss in June, 1996; which is believed to be sufficient for the possible reprocurement costs related to the difference between the Company's contract price and the price incurred by DLA from the next lowest vendor as provided for in the Federal Acquisition Regulations. The Company has filed with the Armed Services Board of Contract Appeals a reinstatement of its appeal of the propriety of the assessed reprocurement costs which had been held in abeyance pending the outcome at the Supreme Court. While the discovery process has begun, no hearing date has been set as yet. (See also Item 3, Legal Matters, and Note 5, Litigation, to the financial statements in Form 10- KSB for September 30, 1996.)

(5) Lease Obligations

The Company leases various equipment under capital leases that expire through June 2000 as noted in Note 7 to the Financial Statements in Form 10-K, September 30, 1996.

(6) Key Man Life Insurance Proceeds.

On January 7, 1997, the Company recorded $400,000 of accounts receivable related to the proceeds of two Company owned key man life insurance policies on a director of the Company. All proceeds were received during the current quarter.

(7) Series A, 6% Cumulative Convertible Redeemable Preferred Stock.

Dividends on the convertible preferred stock accrue quarterly at a rate of 6% per annum and are payable at the election of the Company in cash or in additional shares of convertible preferred stock. During the current quarter the holders of convertible preferred stock became entitled to dividends of $7,164. The Company's Board of Directors has not yet declared the dividend payable and, accordingly, no related transaction appears in the financial statements. Subsequent to the end of the current quarter, the holder of Series A, 6%
Cumulative Convertible Redeemable Preferred Stock converted 150 shares into common stock in accordance with the issue agreement. Accordingly, the Company issued 139,770 shares of its common stock in exchange.

(8) Employment Agreements.

On March 28, 1997, the Company approved employment agreements for three officers of the Company which were executed on April 1, 1997. The agreements, are filed as exhibits 10.6, 10.7, and 10.8 with this report and set base salary for the President & CEO, Vice President & General Manager, and the Vice President - Finance & Administration of $120,000; $70,000, and $60,000, respectively. The agreements grant fully vested nonqualified stock options as incentives to the officers of 200,000; 70,000 and 70,000 respectively and further grant the officers 180,000; 50,000 and 50,000 of performance stock options requiring the attainment of certain goals. The incentive and performance options are priced at the Company's NASDAQ bid price at close of business on January 2, 1997, which was $1.125. The employment agreements provide for certain cash bonus payments upon meeting defined performance goals. The executives are entitled to continuation of base compensation for a period of three years, two years and two years, respectively, if employment is terminated for any reason other than death, disability, cause, voluntary resignation or the expiration of the term of the employment agreement; otherwise termination for the stated reasons results in payment of base salary, performance and incentive bonuses for 18 months, 12 months and 12 months, respectively.

PART I, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

Liquidity.

Cash and marketable securities increased $218,943 to $428,580 from $209,637 at September 30, 1996, primarily as a result of payments received from keyman life insurance policies carried on a director of the Company and from proceeds of the sale of convertible preferred stock of the Company.

The Company presently has working capital of $860,967 as compared to $1,377,650 at March 31, 1996, and to $56,776 at the beginning of the fiscal year. The primary cause is the accrual of $521,000 for litigation settlement related to the denial of certiorari by the U.S. Supreme Court on the third terminated contract.

The Company's current ratio, the ratio of total current assets to total current liabilities, decreased to 1.32:1 from 1.94:1 a year ago and is improved over 1.02:1 at September 30, 1996.

Capital Resources.

During its first fiscal quarter the Company sold a total of 500 shares of convertible preferred stock which resulted in net funding of $450,000. During the second quarter it received the proceeds from $400,000 of keyman life insurance policies carried on a director of the Company.

During the second fiscal quarter the Company  retained  Transition  Partners Ltd
(TPL) to advise the Company in certain matters and to assist in capital formation efforts. TPL has developed plans addressing the consolidation of the company's three notes payable into one instrument; the Company is confident the consolidation will take place and meet the requirement for the June 3, 1997, balloon payment to the Small Business Administration.

Results of Operations:

First Half of Fiscal Year 1997

During the first six months of fiscal year 1997 net sales increased slightly by $88,503 or 4 percent, over the same period of the prior year. Cost of sales was 2,059,827, or 81 percent of sales, and resulted in a gross profit of $477,337, or 19 percent of sales, a decrease from 29 percent for same period of the prior year. Decrease in gross profit occurred due to learning curve associated with complex new products in certain new contracts and increased hourly labor costs. Sales increase resulted from the growing production requirements to meet increased demand in the defense industry.

General and administrative expenses of $531,631 for the current period increased from $488,122 a year prior and reflect the increased costs of consulting and legal advice during the period. Other income had an increase of $389,702 as a result of proceeds from keyman life insurance policies.

Accrued litigation settlement increased $521,000 as a result of recording a reserve related to the denial of certiorari on the third terminated contract during the fourth quarter of fiscal year 1996.

Second Quarter of Fiscal Year 1997.

Second quarter sales for fiscal 1997 of $1,672,052 increased $127,702, or eight percent, over the same quater of the prior year. Cost of sales was $1,369,173, or 82 percent of sales, and resulted in a gross profit of $302,879, or 18 percent of sales versus 27 percent for the same period of the prior year. The decrease in gross profit was attributable to the learning curve effect associated with new and more complex products, increased hourly labor costs and slightly tighter margins on a contract coming into full scale production.

Management actions to stem unnecessary costs reduced general and administrative expenses for the quarter by $48,513 or 39 percent. Interest expense has increased soemwhat because of imputed interest expense on leased equipment.

Sales increased slightly during the quarter over the prior year's quarter; however, because of increased cost of sales, income from operations decreased by 43 percent. On the other hand, the Company recorded other income of $403,587 which propeled net income to $459,122, or $.10 per share, as compared to the prior year's net income of $134,318, or $.03 per share.

Contract Backlog

The Company's manufacturing operation has active funded contracts and awarded work amounting to $9.7 million as compared to an approximate $8.5 million backlog with $5.5 million of uncompleted work a year prior. The current backlog contains approximately $4.2 million of uncompleted work. Deliveries are scheduled over the next 36 months. The Company is aggressively bidding opportunities with prime contractors for defense opportunities and sends its technical staff to meet personally with program managers in order to more competitively meet their requirements. The Company is confident that during the ensuing year these projects will result in additional orders as during the past fiscal year. In addition, the Company continues to be invited to bid on more projects with new and existing customers.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Not applicable.


ITEM 2. CHANGES IN SECURITIES.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.


ITEM 5. OTHER INFORMATION.

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index of Exhibits

The exhibits set forth in the following Index of Exhibits are filed as part of this report.

10. Material Contracts

         10.6 Employment Agreement between Stephen Carreker, President and Chief Executive Officer, and the registrant, dated March 28, 1997, is attached to this report.

         10.7 Employment Agreement between D. Scott McReynolds, Vice President and General Manager, and the registrant, dated March 28, 1997, is attached to this report.

         10.8 Employment Agreement between Frederick G. Beisser,  Vice President
- Finance & Administration, and the registrant, dated March 28, 1997, is attached to this report.

(b) Reports on Form 8-K

On Form 8-K, dated January 15, 1997, the Company reported it entered into a consulting agreement with Transition Partners, Ltd.

On Form 8-K, dated March 28, 1997, the Company established a record date of close of business, April 30, 1997, for shareholders eligible to vote at the annual shareholder's meeting which was set for 2:30 PM on June 6, 1997. A board of four directors was be elected. Subsequently, on Form 8-K, dated April 21, 1997, the Company withdrew that record date and postponed both the record date and the annual shareholders' meeting to unspecified dates expected to be approximately 90 days later.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     D C X , I N C .

Dated: May 13, 1997
                                    /S/  FREDERICK G. BEISSER
                                         ---------------------------------------
                                      Frederick G. Beisser
                                      Vice President - Finance & Administration,
                                      Secretary & Treasurer and Principal
                                      Accounting Officer