Form 10QSB
period 1997-06-30
DCX INC
filed 1997-08-19
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    --------------

Commission file number 0-14273

                                    DCX, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        COLORADO                                            84-0868815
 ------------------------------                         ------------------
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


                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X]   Yes      [ ]   No

          4,924,570 Common Shares were outstanding as of June 30, 1997.

Transitional Small Business Format:       Yes       No  X

PART I, FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                    June 30         September 30
                                                      1997             1996
                                                   (Unaudited)       (Audited)
--------------------------------------------------------------------------------


Assets

Current:
  Cash and cash equivalents                       $   183,447       $   209,637
  Accounts receivable                               1,703,845           995,040
  Inventories                                       1,213,121         1,103,672
  Prepaid expenses                                    272,828           195,832
--------------------------------------------------------------------------------


Total current assets                                3,373,241         2,504,181
--------------------------------------------------------------------------------

Property and equipment:

At cost                                             2,042,678         2,039,534
    Less: accumulated depreciation                   (836,259)         (767,233)
--------------------------------------------------------------------------------

  Net property and equipment                        1,206,419         1,272,301
--------------------------------------------------------------------------------


Other assets                                           46,310            44,000
--------------------------------------------------------------------------------

                                                  $ 4,625,970       $ 3,820,482
================================================================================




                 See accompanying notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                      June  30      September 30
                                                        1997            1996
                                                     (Unaudited)     (Audited)
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
  Notes payable                                     $   902,428     $ 1,279,623
  Accounts payable                                      888,445
                                                                        494,646
  Accounts payable - terminated contracts                     0          66,377
  Accrued expenses                                      161,961          85,759
  Accrued litigation settlement                         521,000         521,000
--------------------------------------------------------------------------------

Total current liabilities                             2,473,834       2,447,405

Long-term debt, less current maturities                   5,280          24,060
--------------------------------------------------------------------------------

Total liabilities                                     2,479,114       2,471,465
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.001 par value,
    20,000,000 shares authorized,
         No shares issued and outstanding                     0               0

  Common stock, no par value, 2,000,000,000
     shares authorized; shares issued and
    outstanding, 4,924,570 and 4,434,109
    at June 30, 1997 and September 30, 1996,
    respectively                                      5,545,806       5,060,357
  Additional paid-in capital
         from common stock                              329,384         329,384
         from convertible preferred stock                     0               0
  Subscriptions receivable                             (179,000)       (179,000)
  Accumulated deficit                                (3,549,334)     (3,861,724)
--------------------------------------------------------------------------------

  Total stockholders' equity                          2,146,856       1,349,017
--------------------------------------------------------------------------------

                                                    $ 4,625,970     $ 3,820,482
================================================================================


                 See accompanying notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------


                                           DCX, Inc. and Subsidiaries
                                Condensed and Consolidated Statements of Income
                                                  (Unaudited)

                                                   Nine months ended          Three months ended
                                                       June 30                      June 30
                                                1997            1996           1997          1996
-----------------------------------------------------------------------------------------------------

Net sales                                    $ 3,964,929    $ 3,683,117    $ 1,427,786    $ 1,234,456
Cost of sales                                  3,530,824      2,776,167      1,477,077      1,046,675
-----------------------------------------------------------------------------------------------------

Gross profit on sales                            434,105        906,950        (49,291)       187,781
-----------------------------------------------------------------------------------------------------

General and administrative expenses              702,705        771,053        163,862        282,931
-----------------------------------------------------------------------------------------------------

Income (loss) from operations                   (268,600)       135,897       (213,153)       (95,150)

Other income (expense):
  Interest expense                              (101,622)       (89,950)       (31,858)       (19,126)
  Insurance proceeds & other income              419,898        105,872         13,904          3,090
  Other expense                                   (4,152)        (4,998)        (1,417)          (872)
  Litigation Settlement Expense                        0       (521,000)             0       (521,000)
-----------------------------------------------------------------------------------------------------

Total other income (expense)                     313,940       (510,076)       (19,371)      (537,908)
-----------------------------------------------------------------------------------------------------

Income (loss) before
extraordinary item                                45,340      (374,179)      (232,524)      (633,058)
====================================================================================================

Extraordinary item:
   Gain on extinguishment of debt                267,050              0        267,050              0
=====================================================================================================

Net Income (loss)                            $   312,390    $  (374,179)   $    34,526    $  (633,058)
=====================================================================================================

Income (loss) before extraordinary           $       .01    $      (.09)   $      (.05)   $      (.15)
  item per share of common stock
Extraordinary  item                                  .06              0            .06              0
=====================================================================================================


Net Income (loss) per share                  $       .07    $      (.09)   $       .01    $      (.15)
of common stock
=====================================================================================================

Weighted average number of shares
  of common stock outstanding                  4,613,600      4,194,885      4,838,453      4,338,019
=====================================================================================================


                                      See accompanying notes to financial statements


                                                            4

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------


                                 DCX, Inc. and Subsidiaries
                     Condensed and Consolidated Statements of Cash Flows
                                         (Unaudited)

For the Nine Month Periods Ended June 30,                     1997              1996
---------------------------------------------------------------------------------------

Operating activities:
  Net income (loss)                                          $ 312,390        $(374,179)
  Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                              69,026           78,653
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable               (708,805)         710,244
     Increase in inventory                                    (109,449)        (296,177)
     (Increase) decrease in prepaid expenses                   (76,996)         (50,218)
     (Increase) decrease in other assets                        (2,310)        (124,516)
     (Decrease) increase in accounts payable                   327,422         (133,658)
     (Decrease) increase in other liabilities                   76,202         (140,775)
     Increase in litigation settlement liability                     0          371,000
---------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities           (112,520)          40,374
---------------------------------------------------------------------------------------

Investing activities:
  Acquisition (disposition)of property and equipment            (3,144)           6,998
  Restricted cash                                                    0          154,985
---------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities             (3,144)         161,983
---------------------------------------------------------------------------------------

Financing activities:
   Payments on long-term debt, net                            (395,975)        (348,894)
   Issuance of common stock                                     35,449          287,121
   Issuance of convertible preferred stock                     450,000                0
---------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities             89,474          (61,773)
---------------------------------------------------------------------------------------

Net increase (decrease) in cash                                (26,190)         140,584
---------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period                 209,637          125,844
---------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                     $ 183,447        $ 266,428
=======================================================================================


                 See accompanying notes to financial statements



                                    DCX, INC.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1997, the consolidated results of its operations for the nine periods ended June 30, 1997, and 1996 and statements of cash flows for the nine-month periods then ended.

The accounting policies followed by the Company are set forth in the annual report of September 30, 1996, filed on Form 10-KSB and the audited consolidated financial statements therein with the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by DCX, INC. later in the year.

The consolidated results of operations for the nine-month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year ending September 30, 1997.

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

In June 1997, the Financial Accounting Standards Board issue Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items tgat are required to be recognized under curent accounting standards as components of comprehensive jincome be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 130 is effective for financial staements for periods beginning after December 1`5, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on futurer financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-KSB for September 30, 1996.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $2,663,000 with expirations through 2011. At June 30, 1997, the amount of the net operating loss carryforward balance is estimated at $2,340,610. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it has recorded a valuation allowance equal to the excess deferred tax assets.

(4) Litigation

Terminated Contracts. As reported in the Form 10-K for September 30, 1995, and Form 10-KSB for September 30, 1996, the Company and the Defense Logistics Agency
(DLA) agreed to a final settlement in November, 1995, on two of three terminated contracts. The last partial payment, therefore, was received in January, 1996, and, accordingly, was recorded in the prior year's data appearing in this report.

A third contract with DLA required the Company to design, develop test and manufacture light sets to a specified schedule. Testing of the lights was subcontracted; scheduling delays caused the Company to miss a required submission date for the testing and resulted in termination of the contract in 1988. Vigorous litigation asserting the delay was government caused were pursued to the Untied States Supreme Court where the Company's petition for certiorari was denied in November, 1996. The Company had recorded a reserve of $521,000 for the loss in June, 1996; which is believed to be sufficient for the possible reprocurement costs related to the difference between the Company's contract price and the price incurred by DLA from the next lowest vendor as provided for in the Federal Acquisition Regulations. The Company has filed with the Armed Services Board of Contract Appeals a reinstatement of its appeal of the propriety of the assessed reprocurement costs which had been held in abeyance pending the outcome at the Supreme Court. The discovery process has begun and a hearing date has been set for March 28, 1998. (See also Item 3, Legal Matters, and Note 5, Litigation, to the financial statements in Form 10-KSB for September 30, 1996.)

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

(7) Series A, 6% Cumulative Convertible Redeemable Preferred Stock.

During the current quarter, the holder of Series A, 6% Cumulative Convertible Redeemable Preferred Stock converted its remaining 250 shares into common stock in accordance with the issue agreement. Accordingly, the Company issued 225,730 shares of its common stock in exchange which brought the number of shares of convertible redeemable preferred stock down to none.

(8) Employment Agreements.

On March 28, 1997, the Company approved employment agreements for three officers of the Company which were executed on April 1, 1997. The agreements, were filed as exhibits 10.6, 10.7, and 10.8 with the Form 10-Q, dated March 31, 1997 and set base salary for the President & CEO, Vice President & General Manager, and the Vice President - Finance & Administration of $120,000; $70,000, and $60,000, respectively. The agreements grant fully vested nonqualified stock options as incentives to the officers of 200,000; 70,000 and 70,000 respectively and further grant the officers 180,000; 50,000 and 50,000 of performance stock options requiring the attainment of certain goals. The incentive and performance options are priced at the Company's NASDAQ bid price at close of business on January 2, 1997, which was $1.125. The employment agreements provide for certain cash bonus payments upon meeting defined performance goals. The executives are entitled to continuation of base compensation for a period of three years, two years and two years, respectively, if employment is terminated for any reason other than death, disability, cause, voluntary resignation or the expiration of the term of the employment agreement; otherwise termination for the stated reasons results in payment of base salary, performance and incentive bonuses for 18 months, 12 months and 12 months, respectively.

(9) Subsequent Event.

On August 1, 1997 the Company sold 650 shares of its Series A 6% Convertible Redeemable Preferred Stock for net proceeds of $547,500. On August 4, 1997, the proceeds were used to liquidate the SBA-held note at a discount.



PART I, ITEM 2:  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
                 RESULTS OF OPERATIONS

Financial Condition:

Liquidity.

Cash and cash equivalents decreased $26,190 to $183,447 from $209,637 at September 30, 1996, primarily as a result of cash used in operations which offset cash provided by financing activities.

The Company presently has working capital of $919,407 as compared to $801,894 at June 30, 1996, and to $56,776 at the beginning of the fiscal year. The primary cause for the increase is the funding received during the Company's frist and second quarters and the recording of a discount of $267,050 granted by the SBA in June, 1997 for full settlement of its outstanding balance. (Final liquidation occurred subsequent to the current quarter.) These influxes were offset by a net use of cash of $122,520 durinhg the nine-month period and a reduction of long-term debt of $395,975.

The Company's current ratio, the ratio of total current assets to total current liabilities, is 1:37as compared to 1:38 a year ago and is improved over 1.02:1 at September 30, 1996.

Capital Resources.

During its first fiscal quarter the Company sold a total of 500 shares of convertible preferred stock which resulted in net funding of $450,000. During the second quarter it received the proceeds from $400,000 of keyman life insurance policies carried on a director of the Company.

During the second fiscal quarter the Company  retained  Transition  Partners Ltd
(TPL) to advise the Company in certain matters and to assist in capital formation efforts. On August 1, 1997 the Company sold $650,000 of convertible preferred stock to meet the requirement for the June 3, 1997, balloon payment to the Small Business Administration. The stock was sold on August 1, 1997 resulting in net proceeds of $547,500; on August 4, 1997 the SBA-held note was liquidated.

Results of Operations:

First Nine Months of Fiscal Year 1997

During the first nine months of fiscal year 1997 net sales increased by $281,812 or 7.7 percent, over the same period of the prior year. Cost of sales was 3,530,824, or 89 percent of sales, and resulted in a gross profit of $434,105, or 11 percent of sales, a decrease from 27 percent for same period of the prior year. Decrease in gross profit occurred due to increased hourly labor costs and use of direct labor on indirect overhead activities rather than on revenue producing production in order to improve Company efficiency. Sales increase resulted from the growing production requirements to meet increased demand in the defense industry and the receipt of new work.

General and administrative expenses of $702,705 for the current period decreased from $771,053 a year prior and reflect management's actions toward eliminating unnecessary costs. Other income had an increase of $389,194 as a result of recording proceeds of $400,000 from keyman life insurance policies.

Accrued litigation settlement expense decreased $521,000 from 1996 as a result of the reserve recorded in 1996 which did not reoccur in fiscal 1997. It was related to the denial of certiorari on the third terminated contract during the fourth quarter of fiscal year 1996.

Third Quarter of Fiscal Year 1997.

Third quarter sales for fiscal 1997 of $1,427,786 increased $193,330, or 16 percent, over the same quarter of the prior year. Cost of sales was $1,477,077, or 103 percent of sales, and resulted in a gross loss of $49,291, or four percent of sales versus gross profit of 15 percent for the same period of the prior year. The decrease in gross profit was attributable to increased hourly labor costs, slightly tighter margins on a contract coming into full scale production and the cost of management's activities to change manufacturing and ancillary activities for long-term improvement of production efficiencies.

Management actions to stem unnecessary costs reduced general and administrative expenses for the quarter by $119,069 or 42 percent. Interest expense increased $12,732 because of increased interest expense from renewal of a note for the real property in the second quarter.

Sales increased $193,330 during the quarter over the prior year's quarter; however, because of increased cost of sales, income from operations decreased by 124 percent. On the other hand, the Company recorded foregiveness of debt of $289,524 which resulted in net income of $44,526 or $.01 per share, as compared to the prior year's net loss of $633,058, or $.15 per share.

Contract Backlog

The Company's manufacturing operation has active funded contracts and awarded work amounting to $10.3 million as compared to an approximately $7.9 million backlog with $3.6 million of uncompleted work a year prior. The current backlog also contains approximately $3.6 million of uncompleted work. Deliveries are scheduled over the next 32 months. The Company is aggressively bidding opportunities with defense and other prime contractors for defense opportunities. The Company is confident that during the ensuing year these projects will result in additional orders as during the past fiscal year. In addition, the Company continues to be invited to bid on more projects with new and existing customers.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Armed Services Board of Contract Appeals has notified the Company that a hearing date of march 28, 1997 has been set for the reinstated appeal of the propriety of the assessed reprocurement costs. The appeal had been held in abeyance pending the outcome of related litigation at the United States Supreme Court. The Company has begun its discovery activities.


ITEM 2. CHANGES IN SECURITIES.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.


ITEM 5. OTHER INFORMATION.

The Company's Board of Directors has postponed the Annual Shareholder's Meeting to September 29, 1997 with a record date of July 31, 1997.

The Company's Board of Directors has approved a transaction to acquire the business of PlanGraphics, Inc. of Frankfort, Kentucky. The transaction, valued at $4.4 million is an exchange of DCX, Inc. shares for all the outstanding shares of PlanGraphics. The Company anticipates filing the required Form 8-K by August 28, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

On Form 8-K, dated April 21, 1997, the Company reported its Board of Directors decided to change the record date and the annual shareholder meeting date to unspecified dates in the future.

On Form 8-K, dated July 31, 1997, the Company reported it sold 650 shares of Convertible Preferred Stock in a Regulation S transaction. That Form 8-K also report that the Board of Directors set a record date of July 341, 1997 for the Annual Shareholders' Meeting which it has set for September 29, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      D C X , I N C .

Dated: August 19, 1997

                                       /S/  Fred Beisser
                                      ------------------------------------------
                                      Frederick G. Beisser
                                      Vice President - Finance & Administration,
                                      Secretary & Treasurer and Principal
                                      Accounting Officer