Form 10QSB/A
period 1996-12-31
DCX INC
filed 1997-11-06
CIK 783284

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


                1597 Cole Boulevard, Suite 300B, Golden CO 80401
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 274-8708
               --------------------------------------------------
              (Registrant's telephone number, including area code)


              3002 North State Highway 83, Franktown, CO 80016-0569
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


                                            Number of pages in this report is 8.

PART I, FINANCIAL INFORMATION (Item 1, Financial Statements, of this part is replaced in its entirety with the following)

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                   December 31      September 30
                                                      1996             1996
--------------------------------------------------------------------------------
                                                   (Unaudited)        Audited
--------------------------------------------------------------------------------

Assets

Current:
  Cash and Cash equivalents                       $    90,928       $   209,637
  Accounts receivable                               1,313,498           995,040
  Inventories                                         887,099         1,103,672
  Prepaid expenses                                    127,466           195,832
--------------------------------------------------------------------------------

Total current assets                                2,418,991         2,508,181
--------------------------------------------------------------------------------

Property and equipment:
  At cost                                           2,039,534         2,039,534
    Less: accumulated depreciation                   (790,210)         (767,233)
--------------------------------------------------------------------------------

  Net property and equipment                        1,249,324         1,272,301
--------------------------------------------------------------------------------
Other assets                                           44,000            44,000
--------------------------------------------------------------------------------
                                                  $ 3,712,315       $ 3,820,482
================================================================================

                 See accompanying summary of accounting policies
                       and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                 December 31    September 30
                                                   1996            1996
                                                (Unaudited)      (Audited)
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
  Notes payable                                 $ 1,267,146    $ 1,279,623
  Accounts payable                                  215,480        494,646
  Accounts payable - terminated contracts                 0         66,377
  Accrued expenses                                   55,154         85,759
  Accrued litigation settlement                     521,000        521,000
--------------------------------------------------------------------------------

Total current liabilities                         2,058,780      2,447,405

Long-term debt, less current maturities              24,060         24,060
--------------------------------------------------------------------------------

Total liabilities                                 2,082,840      2,471,465
--------------------------------------------------------------------------------

Commitments  and  Contingencies  (Note
   below,  and  Note 1 to Form  10-KSB,
   September 30, 1996)

Stockholders' Equity:
  Preferred stock, $.001 par value,
    20,000,000 shares authorized,
       Series A, 6% Cumulative Convertible
       Redeemable
          Preferred Stock; 1,000,000 authorized,
           500 issued  and outstanding (Note 6)           1              0

   Capital paid in excess of par value
     on preferred stock                             449,999              0

  Common stock, no par value, 2,000,000,000
    shares authorized; shares issued and
    outstanding, 4,450,409 and 4,434,109
    at December 31, 1996 and
    September 30, 1996, respectively              5,072,072      5,060,357
  Subscriptions receivable                         (179,000)      (179,000)
  Additional paid-in capital                        329,384        329,384
  Accumulated deficit                            (4,042,981)    (3,861,724)
--------------------------------------------------------------------------------

Total stockholders' equity                        1,629,475      1,349,017
--------------------------------------------------------------------------------

                                                $ 3,712,315    $ 3,820,482
================================================================================


                 See accompanying summary of accounting policies
                        and notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
    Condensed and Consolidated Statements of Operations (Amended, see Note 7)
                                   (Unaudited)

                                                       Three months ended
                                                           December 31
                                                      1996             1995
--------------------------------------------------------------------------------

Net sales                                          $   865,112      $   904,311

Cost of sales                                          690,654          608,013
--------------------------------------------------------------------------------
Gross profit on sales                                  174,458          296,298
--------------------------------------------------------------------------------
General and administrative expenses                    324,720          232,698
--------------------------------------------------------------------------------

Income (loss) from operations                         (150,262)          63,600

Other income (expense):
  Interest expense                                     (30,150)         (37,222)
  Investment and other income                            1,071           10,357
  Other expense                                         (1,916)               0
  Forgiveness of debt                                        0           87,826
--------------------------------------------------------------------------------

Net income (loss)                                  $  (181,257)     $   124,561
================================================================================

Net income (loss) from operations
  per share                                        $      (.03)     $       .02
--------------------------------------------------------------------------------

Net income (loss) attributable to
  common stock shareholders                        $  (347,923)     $   124,561

Net income (loss) attributable to
  common stock per share                           $      (.08)     $       .03
================================================================================

Weighted average number of shares of
  common stock outstanding                           4,447,692        4,105,121
================================================================================


                See accompanying summary of accounting policies
                        and notes to financial statements



PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                                     DCX, Inc. and Subsidiaries
                          Condensed and Consolidated Statements of Cash Flows
                                             (Unaudited)
----------------------------------------------------------------------------------------------

For the Three-Month Periods Ended December 31,                           1996         1995

Operating activities:
  Net income (loss)                                                 $  (181,257)   $   124,561
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                       23,977         21,552
     (Increase) decrease in accounts receivable                        (318,458)     1,147,243
     (Increase) decrease in inventory                                   216,573       (393,924)
     (Increase) decrease in prepaid expenses                             68,366         (5,358)
     Decrease in other assets                                                 0         15,000
     Decrease in accounts payable                                      (345,543)      (226,006)
     Decrease in other liabilities                                      (30,605)       (81,242)
     Decrease in litigation settlement liability                              0       (150,000)
----------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                    (567,947)       451,826
----------------------------------------------------------------------------------------------

Investing activities:
  Acquisition of property and equipment                                       0          6,999
----------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                           0          6,999
----------------------------------------------------------------------------------------------

Financing activities:
  Payments on long-term debt, net                                       (12,477)      (248,993)
  Issuance of common stock                                               11,715              0
  Issuance of convertible preferred stock                               450,000              0
----------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                     449,238       (248,993)

Net increase (decrease) in cash                                        (118,709)       209,832
----------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period                      $   209,637    $   125,844
----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                            $    90,928    $   335,676
==============================================================================================

        See accompanying summary of accounting policies and notes to financial statements


                                                5

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

(6) Subsequent Events

Key Man Life Insurance Proceeds.On January 7, 1997, the Company recorded $400,000 of accounts receivable related to the proceeds of two Company owned key man life insurance policies on a director of the Company. Proceeds of $250,000 on one of the policies have been received; the Company is completing formalities related to the second policy in order to secure the proceeds of $150,000.

Convertible Preferred Stock. On January 23, 1997, the holder of Series A, 6% Cumulative Convertible Redeemable Preferred Stock converted 100 shares into common stock in accordance with the issue agreement. Accordingly, the Company issued 123,308 shares of its common stock in exchange.

7. (Amended) Accounting for Preferred Stock Convertible at a Discount to the Market.

The statement of operations has been amended to give effect for a discount of 25% of the common stock which would result and be deemed to be additional dividend to the holders of the Company's 6% convertible preferred stock sold on November 12, 1996. The convertible preferred stock is convertible into common stock at a 25% discount to the five day average market price of the common stock immediately preceding the conversion date which was lower than the five day average market price at the date of placement. This difference, $166,666, on the first possible date of conversion is an imputed discount and is deemed to be additional dividend available to the holders of the preferred stock which reduces income available to common stock shareholders. Accordingly, it was reduced from cumulative net income to arrive at net income attributable to common shareholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     D C X , I N C .

Dated: November 6, 1997


                                     /S/  Fred Beisser
                                     ------------------------------------------
                                        Frederick G. Beisser
                                        Vice President-Finance & Administration,
                                        Secretary & Treasurer and Principal
                                        Financial Accounting Officer