Form 10QSB/A
period 1997-03-31
DCX INC
filed 1997-11-06
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                                --------------    -------------

Commission file number 0-14273

                                    DCX, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           COLORADO                                         84-0868815
---------------------------------                        -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                1597 Cole Boulevard, Suite 300B, Golden, CO 80401
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 274-8708
               -------------------------------------------------
              (Registrant's telephone number, including area code)


            3002 N. State Highway 83, Franktown, Colorado 80115-0569
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                            Number of pages in this report is 9.

PART I, FINANCIAL INFORMATION IS AMENDED BY REPLACEMENT IN ITS ENTIRETY WITH THE
        FOLLOWING:
Item 1. Financial Statements

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
================================================================================

                 See accompanying notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                    March 31      September 30
                                                      1997            1996
                                                   (Unaudited)      (Audited)
--------------------------------------------------------------------------------

Liailities and Stockholders' Equity

Current:
  Notes payable                                    $ 1,225,961    $ 1,279,623
  Accounts payable                                     875,302        494,646
  Accounts payable - terminated contracts                    0         66,377
  Accrued expenses                                      83,573         85,759
  Accrued litigation settlement                        521,000        521,000
--------------------------------------------------------------------------------

Total current liabilities                            2,705,836      2,447,405
--------------------------------------------------------------------------------
Long-term debt, less current maturities                 24,060         24,060
--------------------------------------------------------------------------------
Total liabilities                                    2,729,896      2,471,465
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
================================================================================


                 See accompanying notes to financial statements


PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                             DCX, Inc. and Subsidiaries
          Condensed and Consolidated Statements of Operations (Amended, see Note 9)
                                    (Unaudited)

                                           Six months ended            Three months ended
                                               March 31                       March 31
                                         1997            1996           1997           1996
----------------------------------------------------------------------------------------------

Net sales                             $ 2,537,164    $ 2,448,661    $ 1,672,052    $ 1,544,350
Cost of sales                           2,059,827      1,729,492      1,369,173      1,121,479
----------------------------------------------------------------------------------------------

Gross profit on sales                     477,337        719,169        302,879        422,871
----------------------------------------------------------------------------------------------

General and administrative expenses       531,631        488,122        206,911        255,424
-----------------------------------------------------------------------------------------------

Income (loss) from operations             (54,294)       231,047         95,968        167,447

Other income (expense):
  Interest expense                        (69,764)       (70,824)       (39,614)       (33,602)
  Insurance proceeds & other income       404,658         14,956        403,587          4,599
  Other expense                            (2,735)        (4,126)         (819)         (4,126)
  Forgiveness of debt                           0         87,826              0              0
----------------------------------------------------------------------------------------------
Total other income (expense)              332,159         27,832        363,154        (33,129)
==============================================================================================


Net Income                            $   277,865    $   258,879    $   459,122    $   134,318
==============================================================================================

Income (loss) from operations
  per share of common stock           $      (.01)   $       .06   $       .02     $       .04
---------------------------------------------------------------------------------------------
Net income (loss) attributable to
   shareholders of common stock       $   111,199     $  258,879    $   459,122    $   134,318


Net Income (loss) attributable to
   Shareholders of common stock       $       .06     $      .06    $       .10   $       .03
=============================================================================================


Weighted average number of shares
of common stock outstanding             4,501,174      4,152,710      4,554,656      4,200,298

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

(9) Accounting for Preferred Stock Convertible at a Discount to the Market.

The statement of operations has been amended to give effect for a discount of 25% of the common stock which would result and is deemed to be additional dividend to the holders of the Company's 6% convertible preferred stock sold on November 12, 1996. The convertible preferred stock is convertible into common stock at a 25% discount to the five day average market price of the common stock immediately preceding the conversion date which was lower than the five day average market price at the date of placement. This difference, $166,666, on the first possible date of conversion is an imputed discount and is deemed to be additional dividend available to the holders of the preferred stock which reduces income available to common stock shareholders. Accordingly, it was reduced from cumulative net income to arrive at net income or loss attributable to common shareholders.
                        --------------------------------

PART I, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Amended and replaced in its entirety with the following)

Financial Condition:

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

Second Quarter of Fiscal Year 1997.

Second quarter sales for fiscal 1997 of $1,672,052 increased $127,702, or eight percent, over the same quarter of the prior year. Cost of sales was $1,369,173, or 82 percent of sales, and resulted in a gross profit of $302,879, or 18 percent of sales versus 27 percent for the same period of the prior year. The decrease in gross profit was attributable to the learning curve effect associated with new and more complex products, increased hourly labor costs and slightly tighter margins on a contract coming into full scale production.

Management actions to stem unnecessary costs reduced general and administrative expenses for the quarter by $48,513 or 39 percent. Interest expense has increased somewhat because of imputed interest expense on leased equipment.

Sales increased slightly during the quarter over the prior year's quarter; however, because of increased cost of sales, income from operations decreased by 43 percent. On the other hand, the Company recorded other income of $403,587 which propelled net income to $459,122, or $.10 per share, as compared to the prior year's net income of $134,318, or $.03 per share.

Contract Backlog

The Company's manufacturing operation has active funded contracts and awarded work amounting to $8.5 million as compared to an approximate $9.7 million backlog with $5.5 million of uncompleted work a year prior. The current backlog contains approximately $4.2 million of uncompleted work. Deliveries are scheduled over the next 36 months. The Company is aggressively bidding opportunities with prime contractors for defense opportunities and sends its technical staff to meet personally with program managers in order to more competitively meet their requirements. The Company is confident that during the ensuing year these projects will result in additional orders as during the past fiscal year. In addition, the Company continues to be invited to bid on more projects with new and existing customers.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     D C X , I N C .

Dated: November 6, 1997


                                      /S/  Fred Beisser
                                     -------------------------------------------
                                     Frederick G. Beisser
                                     Vice President - Finance & Administration,
                                     Secretary & Treasurer and Principal
                                     Accounting Officer