Form 10QSB/A
period 1997-06-30
DCX INC
filed 1997-11-06
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ECURITIES EXCHANGE ACT OF 1934

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


                1597 Cole Boulevard, Suite 300B,Golden, CO 80401
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 274-8708
               --------------------------------------------------
              (Registrant's telephone number, including area code)


            3002 N. State Highway 83, Franktown, Colorado 80115-0569
            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                           Number of pages in this report is 10.

PART I, FINANCIAL INFORMATION IS REPLACED IN ITS ENTIRETY WITH THIS
        AMENDED PART I
Item 1. Financial Statements (Contains amended information)

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

================================================================================

                 See accompanying notes to financial statements



PART I, FINANCIAL INFORMATION
Item 1. Financial Statements


                                      DCX, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Operations (Amended, see Note 10)
                                             (Unaudited)

                                                Nine months ended               Three months ended
                                                    June 30                          June 30
                                             1997             1996             1997            1996
-------------------------------------------------------------------------------------------------------

Net sales                                $ 3,964,929      $ 3,683,117      $ 1,427,786      $ 1,234,456
Cost of sales                              3,530,824        2,776,167        1,477,077        1,046,675

-------------------------------------------------------------------------------------------------------
Gross profit on sales                        434,105          906,950          (49,291)         187,781

General and administrative expenses          702,705          771,053          163,862          282,931
-------------------------------------------------------------------------------------------------------
Income (loss) from operations               (268,600)         135,897         (213,153)         (95,150)

Other income (expense):
  Interest expense                          (101,622)         (89,950)         (31,858)         (19,126)
  Insurance proceeds & other income          419,898          105,872           13,904            3,090
  Other expense                               (4,152)          (4,998)          (1,417)            (872)
  Litigation Settlement Expense                    0         (521,000)               0         (521,000)
-------------------------------------------------------------------------------------------------------


Total other income (expense)                 313,940         (510,076)         (19,371)        (537,908)
=======================================================================================================

Income (loss) before
extraordinary item                            45,340         (374,179)        (232,524)        (633,058)
=======================================================================================================

Extraordinary item:
   Gain on extinguishment of debt            267,050                0          267,050                0
=======================================================================================================
Net Income (loss)                        $   312,390      $  (374,179)     $    34,526      $  (633,058)
=======================================================================================================


Income (loss) from operations            $       (.03)    $       .03     $      (.04)     $      (.02)
  per share of common stock
Extraordinary  item                              .06                0              .06                0
=======================================================================================================

Net income (loss) attributable to
  shareholders of common stock           $   146,724      $  (374,179)     $    34,526      $  (633,058)

Net Income (loss) attributable to        $       .03      $      (.09)     $       .01      $      (.15)
  common shareholders per share
=======================================================================================================

Weighted average number of shares
  of common stock outstanding              4,613,600        4,194,885        4,838,453        4,338,019
=======================================================================================================


                                  See accompanying notes to financial statements

                                                          4



PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                 Condensed and Consolidated Statements of Cash Flows (Amended)
                                   (Unaudited)

For the Nine Month Periods Ended June 30,                         1997              1996
------------------------------------------------------------------------------------------
Operating activities:
  Net income (loss)                                             $ 312,390        $(374,179)
  Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                 69,026           78,653
     Gain on extinguishment of debt                              (267,050)               0
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                  (708,805)         710,244
     Increase in inventory                                       (109,449)        (296,177)
     (Increase) decrease in prepaid expenses                      (76,996)         (50,218)
     (Increase) decrease in other assets                           (2,310)        (124,516)
     (Decrease) increase in accounts payable                      327,422         (133,658)
     (Decrease) increase in other liabilities                      76,202         (140,775)
     Increase in litigation settlement liability                        0          371,000
------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              (379,570)          40,374
------------------------------------------------------------------------------------------


Investing activities:
  Acquisition (disposition)of property and equipment               (3,144)           6,998
  Restricted cash                                                       0          154,985
------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                (3,144)         161,983
------------------------------------------------------------------------------------------

Financing activities:
   Payments on long-term debt, net                               (128,925)        (348,894)
   Issuance of common stock                                        35,449          287,121
   Issuance of convertible preferred stock                        450,000                0
------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities               356,524          (61,773)
------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                   (26,190)         140,584
------------------------------------------------------------------------------------------


Cash and cash equivalents, beginning of period                    209,637          125,844
------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                        $ 183,447        $ 266,428
==========================================================================================


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

(10) (Amended) Accounting for Preferred Stock convertible at a discount to the market.

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



PART I, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amended by replacement in its entirety with the following information)

Financial Condition:

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

Results of Operations (Amended):

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

General and administrative expenses of $702,705 for the current period decreased from $771,053 a year prior and reflect management's actions toward eliminating unnecessary costs. Other income had an increase of $389,194 as a result of recording proceeds of $400,000 from keyman life insurance policies. Interest expense increased primarily due to factoring interest in accelerating the receipt of life insurance proceeds, to origination points paid in renewing a first mortgage note on the Company's real property and to imputed interest expense related to capital lease of equipment.

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

Management actions to stem unnecessary costs reduced general and administrative expenses for the quarter by $119,069 or 42 percent. Interest expense increased $12,732 because of increased interest expense from renewal of a note for the real property in the second quarter which was corrected during the third quarter and from imputed interest related to capital lease of equipment.

Sales increased $193,330 during the quarter over the prior year's quarter; however, because of increased cost of sales, income from operations decreased by 124 percent. On the other hand, the Company recorded forgiveness of debt of $289,524 which resulted in net income of $44,526 or $.01 per share, as compared to the prior year's net loss of $633,058, or $.15 per share.

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

                                   D C X , I N C .

Dated: November 6, 1997

                                    /S/  Fred Beisser
                                   ---------------------------------------------
                                         Frederick G. Beisser
                                    Vice President - Finance & Administration,
                                    Secretary & Treasurer and Principal
                                    Accounting Officer