Form 10KSB
period 1997-09-30
DCX INC
filed 1998-01-13
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(MarkOne)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]


For the transition period from               to
                                ------------      -------------

Commission file number 0-14273

                                    DCX, INC.
                          -----------------------------
                         (Name of small business issuer)

Colorado                                                              84-0868815
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1597 Cole Boulevard, Suite 300B, Golden, Colorado                          80401
         (Address of principal executive offices)                     (Zip code)

Issuer's telephone number (303) 274-8708

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $71,098.03.

As of December 31, 1997, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the average of closing bid and asked prices of the Common Stock as reported on the NASDAQ Small Cap Market sm, was approximately $5,485,775.

As of December 31, 1997, the issuer had outstanding 9,010,776 shares of Common Stock.

Transitional Small Business Disclosure Format:  Yes [    ] ; No [ X ]



Exhibit index begins on page 16      Total number of pages in this report is 47.

                                     PART I

This annual report contains forward-looking statements that describe the business and prospects of DCX, Inc. (the "Company") and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include but are not limited to: the timing of and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors arising in the future. All statements other than statements of historical fact included in this annual report, including without limitation, expected growth of the domestic and global geographical information systems markets, beliefs regarding the strength of the Company's market position with respect to new or contemplated business strategies and activities, expectations regarding availability and marketability of new digital imaging products, anticipated growth in the Company's revenue and profitability, cash operating costs and certain significant expenses, and potential acquisitions of, or strategic partnering with, other geographic information system providers, are forward-looking statements. Factors that could cause actual results to differ materially include, among others, the entry of new companies into the geographic information systems business, unanticipated competition from new strategic alliances in the industry, increased price competition from software manufacturers and affiliated vendors, decreased reliance on custom design software services, shifts in governmental policy on the availability of government-owned data and difficulties in hiring and retaining sufficient numbers of professional and other skilled personnel. All forward-looking statements included in this annual report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

Item 1 - DESCRIPTION OF BUSINESS

(a) Business Development.

DCX, Inc. (the "Company") was incorporated as a Colorado corporation on December 8, 1981. During the past three years the Company has been in the custom design and contract manufacture of aircraft related electronic interconnect assemblies, principally under contracts for Department of Defense acquisition programs or for military aircraft maintenance support. The Company has also sought to expand and diversify its business and as a result, on September 22, 1997 it acquired all the outstanding shares of PlanGraphics, Inc. a geographic information systems ("GIS") company headquartered in Frankfort, Kentucky. Subsequently, on October 8, 1997 the Company closed the sale of its defense electronics manufacturing assets which was effective September 30, 1997. Accordingly, as of the date of this report, the Company's principal business is carried out through its wholly owned subsidiary, PlanGraphics, Inc. ("PGI"). PGI's principal business is the design and implementation of geographic information systems for local, state and foreign governments, gas, electric and telephone utilities, and other commercial entities. PGI is a Maryland corporation and was originally incorporated in 1979.

(b) Business of Issuer

Discontinued operations.

Until recently, the Company historically provided custom manufacturing services and products to the aerospace and commercial markets and was successful in increasing revenues and diversifying its customer base. The Company focused primarily on the engineering design, development, test and custom manufacture of medium technology electrical, electronic and electromechanical assemblies and systems. The Company also manufactured wire harnesses and cable assemblies for use by industrial, commercial, computer and communications industries and for the Federal Government.

Ongoing operations.

The  Company   specializes  in  the  design  and  implementation  of  geographic information systems ("GIS"). GIS combines computer-based interactive map displays with database management software to analyze and display spatial data. The digital GIS files manipulated by software become powerful tools, which enable public and private sector users to save money and improve operating efficiencies. GIS is being adopted for an increasing range of commercial applications as computer technology costs decline. The Company is a fully integrated GIS implementer providing services in three areas:

     1. Advisory services including strategic planning, feasibility studies, implementation planning and technology evaluation.

     2.   Implementation  services  including  the  procurement,   installation,
          training, operation and development of GIS applications for clients.

     3. Data integration services including quality control, custom database construction and maintenance, and data dissemination to facilitate the use of GIS data by technical and other users with a need for resulting information.

GIS applications and services have become decision making tools for utilities, local and state government agencies, and land and resource management organizations in a wide range of applications, including land management, mineral exploration, crop management and forecasting, environmental remediation, military planning and surveillance, infrastructure development and construction, and business market analysis. The domestic GIS market is presently estimated in excess of $2 billion and the worldwide market in excess of $6 billion.

The Company has three sales managers and also develops additional business and follow-on assignments through its account executive managers. In addition, the Company maintains strategic relationships with substantially all of the major software manufacturers in the GIS industry.

The market for GIS services is divided into two broad categories--the government sector, which includes agencies at all levels and is presently the larger of the two categories, and the commercial sector. The GIS market is highly competitive and the Company competes with a number of companies engaged in offering similar services. Competition emanates from four principal sources: competing GIS services companies with financial ties to software vendors, the internal consulting practices of GIS software vendors, engineering firms, and small GIS specialty firms. Some of these competitors are better funded and some of them are small companies with much lower indirect costs. The Company believes it competes effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness; however, there can be no assurance that the Company will be able to compete successfully in the future on these terms.

The Company regards as proprietary certain of its developed software applications, and attempts to protect these with a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other methods of protection. As in any attempt to protect proprietary matters, despite precautions it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. There can be no assurance that the Company's intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Any misappropriation of the Company's intellectual property could have an adverse effect on the Company's business and results of operations. Furthermore, regardless of the degree of caution exercised by the Company, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or defend its proprietary rights.

Historically PGI has had some concentration of revenue in certain customers. During the current fiscal year 25 percent of its sales were concentrated in one customer and during fiscal year 1996 35 percent of its sales were concentrated in that customer, the loss of which customer could have an adverse impact. Given the contract awards received subsequent to fiscal year end, management believes that no single customer will constitute more than 15 percent of revenue during fiscal year 1998.

The Company has incurred only diminimis costs in complying with environmental laws.

Presently the Company employs a total of 84 full time employees.


Item 2 - DESCRIPTION OF PROPERTY

The Company leases commercial property suitable for its purposes in several locations. The Company leases land and a building of approximately 20,500 square feet in Frankfort, Kentucky under a triple net capital lease. It also leases office space in Golden, Colorado of approximately 4,918 square feet and in Silver Spring, Maryland, of approximately 3,854 square feet.

The Company owns rental property, its former manufacturing facility, which is a 34,000 square foot facility located on a 9.45 acre site on State Highway 83, north of Franktown, Colorado, between Denver and Colorado Springs. The Company's property is subject to a mortgage as indicated in the financial statements included in this report. (See also Note Four to the Financial Statements) The facilities are leased to a third party through March, 1998 with options to extend and to an unrelated child care center operator through July, 1998. The third party has an option to buy the entire facility for $1.5 million through the earlier of October 31 of 1998 or 60 days following vacation of the portions occupied by the child care center. In addition, the third party has a right of first refusal to match any offer through June 30, 2000.

Item 3 - LEGAL MATTERS

The Company has appealed the Government's assessment of excessive reprocurement costs against the Company on a manufacturing contract terminated for default in 1988. The appeal of the default termination was unsuccessful. The Company has a reserve of approximately $521,000 for the effect of a possible loss of this assessment appeal. The trial was scheduled for March 3, 1998, but has been postponed to an unspecified date. (See Note Six to Financial Statements and Item 6, Management Discussion and Analysis).

The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company believes the outcome of any such litigation will not have a material effect on the Company.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Since June 10, 1989, the Company's common stock has been traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system where it now trades on the NASDAQ Small Cap Systemsm under the symbol DCXI. Such quotations reflect interdealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly range of high and low bid prices per share for the past two fiscal years have been as follows:

                                                     Bid Price
                                              ------------------------

          Quarter Ended                        High              Low
          -------------                        ----              ---

         September 30, 1995                    1.63               .72

         December 31, 1995                     1.59              1.13

         March 31, 1996                        1.04               .40

         June 30, 1996                         6.00               .56

         September 30, 1996                    3.40              1.24

         December 31, 1996                     2.56               .44

         March 31, 1997                        1.46               .48

         June 30, 1997                         1.56              1.16

         September 30, 1997                    2.24              1.20



As of December 31, 1997, the Company believes there are approximately 3,800 beneficial owners of the Company's stock of which 2,239 are registered with the transfer agent and the balance are held in street name. The Company has never paid a cash dividend on its common stock. The Company currently intends to retain any earnings for use in business development.

(b) During fiscal year 1997 the Company sold its Series A 6% cumulative Convertible Redeemable Preferred Stock par value $.001 ("Series A Preferred") in several private placements to offshore investors in order to restructure debt and to carry out its plans to move the Company forward. Terms of the Series A Preferred provide for cumulative dividends at a 6% annual interest rate payable payable in cash or, at the option of the Company, in additional shares of Series A Preferred at the rate of one share of Series A Preferred for each $1,000 of such dividend not paid in cash. The dividends are cumulative whether or not earned. The Series A Preferred has a stated value of $1,000 per share. The Series A Preferred do not have voting rights.

     (1) On November 12, 1996, the Company sold a total of 500 shares of Series A Preferred, pursuant to Regulation S. The total offering price was $500,000. First Capital Partners, Inc., Atlanta, GA, acted as the Company's placement agent for the transaction. The sale was made in a private offshore transaction to two non-US funds who represented to the Company that they were sophisticated investors. The Company paid a commission of ten percent of the total offering price, and also agreed to issue to First Capital Partners warrants to purchase 36,281 shares of the Company's no par value common stock. The warrants are exercisable until November 12, 1998, with an exercise price of $1.875 per share. The warrants were issued in a private offering exempt from registration under Section 4(2) of the Act based on the possession of relevant investment information by, and the investment intent of, the warrant recipient. The holders of the warrants, and the holders of the 500 shares of Series A Preferred which have since been converted into common stock each have a demand and piggy back registration right if necessary to permit the public sale of the underlying common stock.

     (2) On July 31, 1997, the Company sold a total of 650 shares of its Series A Preferred, pursuant to Regulation S. The total offering price was $650,000 and the sale was made in a private offshore transaction to two non-US entities who represented to the Company that they were sophisticated investors. Intercontinental Holding Corp., Atlanta, GA acted as the Company's placement agent for the transaction. The Company paid total commissions of 15% of the total offering price, and also agreed to issue to Intercontinental Holding Corp. warrants to purchase 97,500 shares of the Company's no par value common stock. The warrants are exercisable through August 1, 2000 with an exercise price of $1.875 per share. The warrants were issued in a private offering exempt from registration under Section 4(2) of the Act the possession of relevant investment information by, and the investment intent of, the warrant recipient. The holder of the warrants and the holders of the 650 shares of Series A Preferred, which has since been converted into common stock, each have a demand and piggy back registration right if necessary to permit the public sale of the underlying common stock.

     (3) On September 9, 1997, the Company sold a total of 800 shares of its Series A Preferred, pursuant to Regulation S. The total offering price was $800,000 and the sale was made in a private offshore transaction to two non-US entities who represented to the Company that they were sophisticated investors. LH Financial of New York, NY acted as the Company's placement agent for the transaction. The Company paid total commissions of 15% of the total offering price. The holders of the 650 shares of Series A Preferred, some of which has since been converted into common stock each have a demand and piggy back registration right if necessary to permit the public sale of the underlying common stock.

     (4) On September 18, 1997, the Company sold a total of 200 shares of its Series A Preferred, pursuant to Regulation S. The total offering price was $200,000 and the sale was made in a private offshore transaction to a non-US fund who represented to the Company that it was a sophisticated investor. LH Financial of New York, NY acted as the Company's placement agent for the transaction. The Company paid total commissions of 15% of the total offering price. The holders of the 200 shares of Series A Preferred, some of which has since been converted into common stock, each have a demand and piggy back registration right if necessary to permit the public sale of the underlying common stock.

     (5) On October 14, 1997, the Company sold a total of 250 shares of its Series A Preferred, pursuant to Regulation S. The total offering price was $250,000 and the sale was made in a private offshore transaction to two non US entities who represented to the Company that they were sophisticated investors. LH Financial of New York, NY acted as the Company's placement agent for the transaction. The Company paid total commissions of 15% of the total offering price. The holders of the 250 shares of Series A Preferred, some of which has since been converted into common stock, each have a demand and piggy back registration right if necessary to permit the public sale of the underlying common stock.

Shares of Series A Preferred Stock have the following conversion rights:

(1) Each holder of shares of Series A Preferred Stock shall have the right at any time and from time to time after forty (40) days, or longer period which may have been agreed to, from the date on which a share of Series A Preferred Stock was issued, to convert some or all such share into fully paid and non-assessable shares of Common Stock of the Corporation determined in accordance with the Conversion Rate provided in Paragraph (b) below (the "Conversion Rate").

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

The preceding private sales of the Series A Preferred were exempt from registration under Regulation S. The sales were made in offshore transactions to non US persons or entities, and the purchasers made representations to the Company regarding their status and actions necessary to comply with Regulation S.

On September 22, 1997, the Company and PGI consummated the transaction whereby PGI became a wholly-owned subsidiary of the Company, pursuant to an agreement whereby the existing stockholders of PGI exchanged their shares of PGI common stock for shares of the common stock of the Company at an exchange ratio of
2.4476 shares of Company common stock for each share of outstanding PGI common stock. A total of 2,631,145 shares of Company common stock were issued to the former holders of PGI common stock in a Regulation D transaction exempt from registration under Section 3(b) of the Act.

The Company has issued shares, and warrants and options to acquire shares, of its common stock to various persons and entities in connection with the payment by the Company of consulting fees and other accounts payable or Company debt. In each instance, the shares, or warrants or options and the underlying shares were offered by the Company in a private offering exempt from registration under
Section 4(2) of the Act, based upon the possession by the recipient of relevant investment information regarding the Company, and the investment intent of the recipient. These shares, warrants and options consist of the following:

     1. On February 20, 1997, warrants to Transition Partners Ltd. in connection with financial advisory services, to acquire up to 111,260 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable in full as of the grant date for five years from the grant date.

     2. On February 20, 1997, warrants to Copeland Consulting Group, Inc. in connection with financial advisory services, to acquire up to 111,260 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable in full as of the grant date for five years from the grant date.

     3. On June 19, 1997, warrants to Spencer Edwards, Inc. in connection with financial advisory services, to acquire up to 120,000 shares of the Company's common stock at an exercise price of $2.25 per share, exercisable through the earlier of June 30, 1999 or a change in control of the Company as defined in the warrant agreement.

     4. On June 26, 1997, non-transferable options to Pension Fund of Steven
R. Perles, P.C. in connection with legal services, to acquire up to 32,510 shares of the Company's common stock at an exercise price of $1.25 per share, exercisable in full as of the grant date for one year from the grant date.

     5. On June 26, 1997, non-transferable options to RDD Enterprises, Inc. in connection with consulting services, to acquire up to 100,905 shares of the Company's common stock at an exercise price of $1.54 per share, exercisable in full as of the grant date for one year from the grant date.

     6. On June 26, 1997, non-transferable options to Hamilton & Faatz, P.C. in connection with legal services, to acquire up to 24,235 shares of the Company's common stock at an exercise price of $1.54 per share, exercisable in full as of the grant date for one year from the grant date.

     7. On June 26, 1997, warrants to SKB Corporation in connection with a trade payable, to acquire up to 74,033 shares of the Company's common stock at an exercise price of $1.3929 per share, exercisable through July 31, 1998.

     8. On September 22, 1997, 170,531 shares of the Company's common stock to Black & Veatch Holding Company, a creditor and former shareholder of PGI, valued at the price of $1.70 per share.

     11. On September 30, 1997, 100,000 shares of the Company's common stock to First Capital Partners, a financial advisor to the Company, valued at the price of $1.6875 per share.

     12. On September 16, 1997, 32,895 shares of the Company's common stock to Transition Partners, Ltd. for acquisition success fees, valued at the price of $1.52 per share.

     13. On September 16, 1997, 32,895 shares of the Company's common stock to Copeland Consulting Group, Inc. for acquisition success fees, valued at the price of $1.52 per share.

     14. On October 15, 1997, anti-dilution warrants to Transition Partners Ltd. to acquire up to 193,064 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable upon and to the extent of additional issuances of shares of common stock by the Company after January 1, 1997.

     15. On October 15, 1997, anti-dilution warrants to Copeland Consulting Group, Inc. to acquire up to 193,064 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable upon and to the extent of additional issuances of shares of common stock by the Company after January 1, 1997.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Financial Condition (Liquidity and Capital Resources)

The following discussion of liquidity and capital resources addresses the combined requirements and sources of the Company and its subsidiary as of September 30, 1997.

Liquidity

At September 30, 1997, the Company had net working capital of ($413,041) and its current ratio was .91:1; cash balances available for use amounted to $582,326. Compare with net working capital in the prior year of $56,776 when the current ratio was 1.02:1 and cash balances available for use amounted to $209,637. The decrease in working capital is associated with the assumption of additional current liabilities in the acquisition of PGI.

Changes in cash during fiscal year 1997 resulted in a net increase of $372,689 as compared to an increase during fiscal year 1996 of $83,793. The primary cause for the greater increase of cash was $1,838,000 provided by the sale of convertible preferred stock pursuant to Regulation S which was used to liquidate a Small Business Administration held note and to provide working capital for the new subsidiary.

The Company also refinanced its real property in Franktown, Colorado and as a result realized approximately $195,000 of net proceeds that it used as working capital for cash needs of the Company.

The Company has, at the end of FY 1997, capital lease payment commitments through 2002 of $1,850,000 which will require total annual payments of approximately $410,000 in fiscal year 1998. (See Note Eight to the Financial Statements) The Company considers its facilities adequate to support anticipated sales and operations for the next several years; accordingly, no commitments for additional facilities expansion have been entered into for the twelve months ending September 30, 1998.

In order to carry out its plans during fiscal year 1998, the Company believes it will need to raise additional funds through equity or debt placements in order to meet its cash needs until it can operate on internally generated cash flows. There is no guarantee the Company will be successful in raising such additional funds.

The Company does not believe that its business has been significantly impacted during the past three years by cost inflation.

As a result of SEC guidance issued in early 1997 with respect to beneficial conversion features in connection with the issuance of convertible preferred stock, the Company was deemed to recognize noncash preferred stock dividends totaling approximately $892,592 in fiscal year 1997. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of the Preferred Stock calculated as of the date of sale of such stock.

Going Concern Issues

As a result of losses from operations (including cost of acquisitions and restructuring), a forthcoming required balloon payment related to the subsidiary's debt, and the deceleration in fourth quarter revenues, negative working capital and limited ability to convert certain portions of current assets into liquid assets, the report of the Company's independent certified accountant includes a comment concerning substantial doubt about the Company's ability to continue as a going concern. (See also, Note One to the Financial Statements).

Management's plan to continue operation of the Company consists of the following:

The Company has negotiated an agreement with a respected and prominent investment banking organization and anticipates signing an agreement in the near term to obtain a credit facility to support operating capital needs and additional acquisitions.

Raise funds through the placement of additional debt or equity instruments, of which there can be no assurance.

Expected increases in FY 1998 second quarter cashflows related to revenues resulting from $4.1 million of new contracts awarded during the first quarter of FY 1998.

Capital Resources

In order to fund its first successful acquisition as an asset purchase and to secure working capital required to implement the related business plan to support Company's capital resource needs, the Company previously took actions to increase its exposure to the investment banking community by apprising relevant principals of its diversification activities, acquisition program and other business development endeavors designed to result in new business. The Company then secured needed financing through the placement of equity pursuant to Regulation S, as noted supra. An additional placement of equity or debt or the successful negotiation of a working line of credit will be needed to meet projected cash demands, of which there can be no assurance.

                              Results of Operations

The following discussion of Results of Operations addresses the Company's operations in three sections in light of: (1) its acquisition of PlanGraphics, Inc. which constitutes its Continuing Operations, (2) the sale of its defense electronic manufacturing operations which were sold effective September 30, 1997, and therefore constitute its Discontinued Operations, and (3) the "Pro Forma" results of operations had the acquisition and the sale occurred at the beginning of the fiscal year. See also the forward looking statement disclaimer in Part I as it pertains to nonfactual and nonhistorical statements appearing within this section.

Continuing Operations--Fiscal Year 1997 compared to 1996

The financial statements have been presented to display the costs related to the administrative functions of the Company for both the current and prior year which are related to those activities continuing in operation and incorporate the eight days of subsidiary operations in September subsequent to the acquisition.

Limited revenue of $71,098 was reported for the eight-day period from the closing date for the purchase of PlanGraphics, Inc. through September 30, 1997 while costs and expenses for the same period amounted to $164,550 and resulted in an operating loss of $93,452. There was no comparable revenue for the prior year.

The increase in Costs and Expenses from FY 1996 to FY 1997 results primarily from two factors: (1) the effects of applying APB 25, Accounting for Stock Issued to Employees, which resulted in $612,205 of compensation expense related to stock options granted to PGI employees pursuant to the Acquisition Agreement and certain stock options granted to the Company's officers and directors which were below market value on the date of grant; and (2) the effects of applying FASB 123, Accounting for Stock-Based Compensation, which resulted in $439,106 of compensation expense for consulting services received by the company during the fiscal year over that of the prior year. These increases from the prior year were offset by decreases in administrative salaries, benefits and expenses during the current fiscal year for the discontinuation of activities and transfer of certain employees to the purchaser of the manufacturing operation.

Other income increased significantly over the prior year as a result of the receipt of key man life insurance proceeds of $400,000 due to the death of the former Chairman of the Company. Concurrently, interest expense declined $29,494 as a result of less interest bearing debt during the year and forgiveness of debt was $278,069 due to the liquidation of the note held by the SBA, $195,243 higher than the similar type of gain recorded in the prior year.

The loss on discontinued operations of $1,598,313 results from the difference between the purchase price paid for the manufacturing operations by the buyer and the net book value of inventories, work in process, capital and leased equipment given up in the transaction plus the write off of obsolete inventories and accounts receivable determined to be uncollectible.

During the fourth quarter, the Company recorded approximately $679,000 of adjustments as delineated in Note 13 of the Financial Statements.

Discontinued Operations--Fiscal Year 1997 Compared to 1996

Sales in the discontinued defense electronic manufacturing operation increased $717,545 or 16 percent from fiscal year 1996 to fiscal year 1997 reaching $5,128,137. Management believes the increase resulted from continued consolidation in the defense arena causing prime contractors to increase outsourcing of component subassemblies as a means of controlling and reducing their manufacturing costs. As of November 30, 1997 the Company had already sold the manufacturing operation and therefore had no open manufacturing contracts. At the same date a year prior, open contracts were valued at $7.6 million with $5.7 million of backlog still to be completed

Cost of sales for fiscal year 1997 increased $892,240 over fiscal year 1996 to a total of $4,435,236 for fiscal year 1997. Considered as a percent of sales the level, 86.5%, increased slightly from the prior year's 80.3% of sales. The increase is attributable to work performed on engineering changes which had not been incorporated into contract changes and therefore did not result in additional revenue recognition.

General and administrative expenses of $591,728 attributable to discontinued manufacturing operations reflect a significant decrease in excess of $700,000 from the fiscal year 1996 total of $1,329,002 as a result separating certain items into the continuing operations category. The prior year total included approximately $151,319 attributable to costs of attempted acquisitions. Litigation settlement and related expenses were not repeated and therefore resulted in a decrease of $446,674 from the prior year.

Pro-Forma - Fiscal Year 1997 Compared to 1996

Following discussion addresses results of operations as presented in the pro-forma financial statements for the Company and its operating subsidiary, PlanGraphics. Revenue figures are based upon those of the subsidiary while the Company's former contract electronics manufacturing revenues are embedded within the caption for loss from discontinued operations. Readers of this report should also consider that PGI financial statements represent 12 months of operations for FY 1997 and only nine months for FY 1996 as PGI changed their fiscal year end from December 31 to September 30.

Revenue for fiscal year 1997 was $8,204,236 compared with $7,985,750 for the period ended September 30, 1996, an increase of $218,486 or 2.7% over the prior year. The limited increase in sales is associated with the winding down of a significant major contract and the unforeseen delay in the startup of replacement contract activity.

Total costs and expenses was $8,796,964, or 107.2% of revenue or an increase of $1,576,493, or 21.8%, over the prior year cost of sales; the cause for this apparent increase in cost and expenses is two-fold; partially from 12 months of expenses which are, to a significant degree, fixed costs and the short nine month fiscal year for 1996.

Marketing and proposal costs increased slightly to a current year cost of $332,077 as compared to $317,659 for an increase of 4.5% over the prior year. This increase was due to supporting a more focused marketing activity which has resulted in the award of $4.1 million of new contract work subsequent to the end of the fiscal year.

Interest expense amounted to $425,923 during fiscal year 1997 as compared to $297,064 during the prior year. The reason for this 43.4% increase was a $107,000 increase in capital lease interest costs arising from the 12 month occupancy of the PGI Frankfort, KY facilities versus eight months of lease for the facility during the prior fiscal year. In addition, other interest costs reflect the differences caused by a 12 month fiscal year rather than nine months partially offset by a reduction in debt.

Income tax for the year resulted in a benefit of $4,409 as compared to an expense of $176,469 in the prior year. The change was related to the decline in profitability.

Primarily as a result of the reduction in accounts receivable from collections and the decelerated revenue generation, current assets decreased $416,641, or 18.0%, from $2,310,476 in the prior year to $1,893,835 in the current year.

Operations Outlook.

With the move into the GIS industry the Company believes it has entered into a global market, which is rapidly evolving and becoming the basis for a myriad of new applications creating additional markets. The Company believes the gross profit margins are much higher than manufacturing and plans to grow the GIS business base at rates up to 25 percent per year according to forward looking statements in its business plan, augmenting growth achieved through acquisitions.

Subsequent to fiscal year end, the Company has received new contract and project awards of approximately $4.1 million bringing its backlog of uncompleted GIS contracts and awarded work to approximately $7.5 million. Management believes this is a result of a more focused marketing and sales program. As the same date in the prior year, the Company had approximately $6.3 Million of GIS backlog.

Currently, the Company plans to expand through additional acquisitions.

Tax Valuation Allowance - FY 1997

As discussed in Note Seven in the accompanying financial statements, the Company has net operating loss carry forwards for income tax purposes of approximately $2.7 million. The Company has established a 100 percent valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded as the Company's management has not been able to determine that it is more likely than not that the deferred tax assets of the Company will be realized.

Year  2000 Effect

The Company presently believes that with planned modifications to existing software and anticipated conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, were such modifications and conversions not accomplished on a timely basis, the Year 2000 problem may have a material impact on the operations of the Company.

Effect of Recent Accounting Pronouncements.

The recent issuance of five accounting pronouncements will affect the Company in FY 1998 (see the Financial Statements, Summary of Accounting Policies). The adoption of these pronouncements by the Company will occur in fiscal year 1998 and they are not expected to have a material effect on the consolidated financial statements. The pronouncements are:

Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share. This pronouncement provides a different method of calculating earnings per share which requires the calculation of "Basic" and "Dilutive" earnings per share.

SFAS 129, Disclosure of Information About an Entity's Capital Structure, establishes standards for disclosing information about an entity's capital structure.

SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. SFAS 130 further requires that all items required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements.

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS 14 and establishes the way public companies report information about operating segments in annual financial statements, requires reporting of selected information about operating segments in interim financial statements issued to the public, sets standards for disclosures regarding products and services, geographic areas and major customer. It further defines operating segments used to allocate resources and assess performance.

Statement of Position 97-2, Software Revenue Recognition, provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or other marketing of computer software.

Item 7 - FINANCIAL STATEMENTS

The financial statements required by this item are included at the end of this Form 10-KSB. An index to such financial statements and applicable schedules is contained in that separate section.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

      Name                      Age      Position
      ----                      ---      --------

      Jeanne M. Anderson        46       Director

      John C. Antenucci         51       Vice Chairman, President and Director

      Frederick G. Beisser      55       Vice President - Finance and
                                         Administration, Secretary, Treasurer
                                         and Director

      Stephen Carreker          47       Chairman, CEO and Director

      Raymund E. O'Mara         56       Director

      J. Gary Reed              49       Director

NOTES:

Ms. Jeanne M. Anderson is a former President and CEO of the Company. She served as President and Chief Executive Officer from October 1, 1991 through December 31, 1996. She was Chairman of the Board of Directors from January 1, 1997 through October 2, 1997 and has been a Director of the Company continuously since 1987.

Mr. John C. Antenucci, President, is also founder, president and CEO of PlanGraphics, Inc. since 1979. He is a former president of AM/FM International, a professional association for utility industry users of GIS. He is also a former member of the National Academy of Sciences Advisory Committee for Mapping Sciences, an advisor to Ohio State University's Center for Mapping and editor of a leading textbook on geographic information systems. Mr. Antenucci holds an MS in Civil Engineering/Water Resources from Catholic University of America in Washington, DC and a Bachelor of Civil Engineering from the same institution.

Mr. Frederick G. Beisser, Vice President - Finance and Administration, joined the Company as Chief Financial Officer in July, 1990 and was promoted to his present position on March 28, 1997. He was appointed to the Board of Directors in March, 1991, at which time he became Treasurer and was appointed Secretary on October 1, 1991. Mr. Beisser is a Colorado Certified Public Accountant. Previously he headed Budget & Cost Analysis for the Air Force Accounting & Finance Center in Denver, Colorado, from 1985 to 1989. He held Air Force budget management positions in Europe, and controller and accounting positions with the Air Force in the United States and abroad. Retired with the rank of Major in 1989, he holds a Ph.D. from American International University in Canoga Park, California, an MBA from Golden Gate University in San Francisco and a BS in Business Administration from the University of Southern Colorado at Pueblo, Colorado. In addition he has diplomas from the Air War College and the Air Command & Staff College.

Mr. Stephen Carreker, Chairman and CEO, became a director of the Company on December 12, 1995. He was Director of Strategic Planning until he became President and Chief Executive Officer effective January 1, 1997. On October 2, 1997 he became Chairman and CEO. Prior to joining the Company he was manager of the geographic information systems department of IDS/IBM Manama, Bahrain; was Vice President, Geonex Corporation, Inc., and GIS Project Manager for Gwinnet County, Georgia. Mr. Carreker has over 20 years of domestic and international GIS experience. He holds a Bachelor of Landscape Architecture from the University of Georgia and was a Georgia-licensed landscape architect.

Mr. Raymund E. O'Mara was appointed a director on November 3, 1997. He is a principal with Booz Allen & Hamilton, consultants since 1996. Prior to joining Booz Allen & Hamilton Mr. O' Mara was vice president of Mason and Hanger Company, Lexington, Kentucky from 1994 to 1996. Mr. O'Mara retired from the United States Air Force in 1994 with the rank of major general; from 1993 until his retirement he was Director, Defense Mapping Agency, Bethesda, Maryland and prior to that was Vice Commander in Chief, Atlantic Command, Norfolk, Virginia for two years. Mr. O'Mara holds a Master of Arts from State University of New York at Plattsburgh, NY and BS in Electrical Engineering from the New Jersey Institute of Technology at Newark.

Mr. J. Gary Reed, Chief Operating Officer of PlanGraphics, Inc. has been employed with PlanGraphics in several capacities since 1995. Prior to joining them he held several executive positions during a 15 year career with Geonex Corporation and was named President of the corporation in 1994. Mr. Reed holds an MBA from the Keller Graduate School of Management in Chicago and a BS in Biology from Virginia Polytechnic Institute and State University in Blacksburg, Virginia.

All directors hold office until the next annual meeting of shareholders and serve until their successors are duly elected and qualified or until their earlier death, resignation or removal.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 submitted to the Company during and with respect to its most recent fiscal year, the Company believes that with the exception of Mr. Antenucci, all directors, officers and any beneficial owner of more than 10 percent of its registered shares are in compliance with Section 16(a) of the Exchange Act. Mr. Antenucci's Form 3 was not timely filed with the Securities and Exchange Commission.

Item 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the cash compensation paid and accrued by the Company for services rendered during the fiscal year ending September 30, 1997, to the CEO and other executive officers of the Company who had aggregate compensation exceeding $100,000. Ms. Anderson was President and CEO through December 31, 1996 when Mr. Carreker became President and CEO on January 1, 1997. On November 3, 1997 the position of president was assumed by Mr. Antenucci while Mr. Carreker remained CEO and became Chairman of the Board of Directors. Eight days of compensation was paid to Mr. Antenucci as an employee of DCX, Inc. during fiscal year 1997 subsequent to the acquisition of PlanGraphics, Inc. although the table, below, reflects his entire compensation during the year.



                                     SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                        Annual Compensation                            Awards

------------------------------------------------------------------     --------------------------------------------
  Name and                                           Other             Restricted       Stock             All Other
  Principal                                          Annual Comp-      Stock            Options           Compen-
  Position        Year     Salary ($)       Bonus    ensation          Awards             (#)             sation ($)
 ----------       ----     ----------       -----    ----------        ------           -------           ----------

Jeanne M.         1997     $  48,317           -      $58,000#            -            111,000              $  435
Anderson          1996       116,018           -         -                -                -                 1,740
                  1995       116,018           -         -                -             75,000               1,740

Stephen           1997     $ 106,958           -         -                -            660,622                 -
Carreker

John C.
Antenucci         1997     $114,500            -       20,407*            -            531,851               2,361



     # Amount of $58,000 Other Annual Compensation represents severance payment in connection with Ms. Anderson's resignation as President and CEO.

     * Amount of Other Annual Compensation represents payment of certain deferred compensation accrued in prior fiscal years for Mr. Antenucci.

     @ Amounts of All Other Compensation represents the Company's employer contribution to 401K Retirement Savings Accounts.

The Company granted a total of 175,000 stock options to officers of the Company during fiscal year 1995 under the 1991 Stock Option Plan. None were granted in fiscal year 1996. A total of 30,000 stock options were issued to officers of the Company under the 1991 Stock Option Plan during fiscal year 1997. In addition, the Company granted incentive stock options in connection with officers' employment agreements amounting to 1,490,000 and 61,000 to a director during the fiscal year. As a result of antidilution provisions in employment agreements, 380,657 additional options were granted to officers of the Company during FY 1997.


                              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                  Number of             % of Total
                  Securities            Options/SARs
                  Underlying            Granted to
                  Options/SARs          Employees In          Exercise or Base           Expiration
Name              Granted               Fiscal Year           Price ($/Sh)               Date
-----------------------------------------------------------------------------------------------------------

Jeanne M.           61,000                 1.9%                $1.125/Share             March 27, 2002
Anderson            50,000 (3)             1.4%                $ 0.71875/Share          January 28, 1998

Stephen             30,000                 0.8%                $0.9375/Share            January 6, 2002
Carreker           380,000 (1)            10.9%                $1.125/Share             March 28, 2002
                   280,622 (2)             8.0%                $1.125/Share             March 28, 2002

John C.
Antenucci          525,000 (1)            15.0%                $1.75/Share              September 30, 2000
                     6,851 (2)             0.2%                $1.75/Share              September 30, 2000

                                       13

     1. Grants to Messrs. Carreker and Antenucci in connection with their employment agreements consist of fully vested options of 200,000 and 300,000 shares, respectively, which are immediately exercisable, and performance options of 180,000 and 225,000, respectively, for which attainment of certain management goals vests 35%, 35%, and 30% for each of the ensuing three fiscal years at which time they become exercisable.

     2. In addition they became entitled to antidilution options of 280,622 and 6,851, respectively as of fiscal year end, fully vested or subject to performance vesting in proportion to the allocation of vested /performance shares in their original option.

     3.   Grant was an extension of a previous grant of 50,000.


                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                         Number of                 Value of Unexercised
                                                         Unexercised               In-The-Money
                                                         Stock Options             Stock Options
                                                         at FY-End (#)             at FY-End ($)

                  Shares acquired   Value                Exercisable/              Exercisable/
Name              on Exercise (#)   Realized ($)         Unexercisable             Unexercisable
---------         ---------------   -------------        -------------             -------------
Jeanne M.
Anderson
Former Presi-             -               -              125,000/61,000 (1)          $ 320,188/69,625
Dent & CEO

Stephen
Carreker
Chairman & CEO            -               -              510,622/180,000             $ 254,200/202,500-

John C.
Antenucci, Vice
Chairman & President      -               -              306,851/225,000             $      -0-/-0-

     1. Options for 50,000 shares of DCX common stock were granted under the Company's 1991 Stock Option Plan on May 15, 1992 at a price of $1.21875; additional options for 75,000 shares were granted on April 19, 1995 under the 1991 Plan at $.71875. Both grants were at fair market value; no options have been exercised to date. The grant from 1992 was extended to January 31, 1998.

     2. Mr. Carreker was granted options for 30,000 shares of DCX common stock under the Company's 1991 Stock Option plan on January 2, 1997 at a price of $1.125. In connection with his employment agreement he received fully vested stock options for 200,000 shares of the Company's common stock awarded effective January 7, 1997. In addition Mr. Carreker is entitled to 280,622 antidilution options related to his employment agreement.

     3. Mr. Antenucci received fully vested stock options for 300,000 of DCX common stock at a price of $1.75 in connection with his employment agreement on September 22, 1997. In addition, Mr. Antenucci is entitled to 6,851 antidilution options related to his employment agreement.

The Company does not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

Employment Agreements.

Messrs. Carreker and Antenucci entered into three year employment agreements effective January 2, 1997 and September 22, 1997, respectively, at salaries of $175,000 per year with provisions for bonuses of up to 21% of base salary if certain goals are achieved. The executives received fully vested stock options of 200,000 for Mr. Carreker and 300,000 for Mr. Antenucci with additional options of 180,000 and 225,000 for Mr. Carreker and Antenucci, respectively, which vest upon attainment of certain performance goals. In addition, Mr. Antenucci received a one-time advance payment of $50,000 of his FY 1998 salary for entering into the agreement. The employment agreements renew automatically if the Company does not terminate the agreements by December 31, 1999 (Carreker) or June 30, 2000 (Antenucci) after which date the agreement will continue to have a remaining term of three years until the Company notifies the executive of termination. In addition, both are entitled to continued base compensation for three years following date of termination if not for death, disability, cause, voluntary resignation other than constructive termination or the expiration of the agreement's term; if termination is for one of these reasons then all benefits including salary are continued for 18 months. Mr. Antenucci is entitled to a three year consulting period at one half of average annual salary for the immediately preceding 36 month period should he exercise his option to terminate voluntarily after June 30, 2000.

Director Compensation.

Directors who are employees of the Company do not receive any additional compensation above their full time employment compensation. Nonemployee directors receive reimbursement of expenses incurred in carrying out their duties. During the fiscal year the Company did not have a standard compensation arrangement other than reimbursement of actual expenses for non-employee directors. Ms. Anderson, a non-employee director, received $6,800 for her services as a director during fiscal year 1997.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Percentages of shares held by officers and directors of the Company, as well as those parties owning more than five (5) percent of the Company's common stock as of the date of this report, are as follows:

Security ownership of certain beneficial owners:

Based on Rule 13d-1 filings under the Exchange Act, the Company there is only one party other than management owning more than five percent of the common stock of the Company.

Security ownership of certain beneficial owners:



         Title of          Name of Beneficial                      Amount & Nature of           Percent
         Class (3)         Owner  (1)                              Beneficial Ownership
---------------------------------------------------------------------------------------------------------
         Common            Black & Veatch Holding Company              608,713                    6.8
                           7500 Ward Parkway
                           Kansas City, MO 64114


Security ownership of management:

         Title of          Name of Beneficial                      Amount & Nature of           Percent
         Class (3)         Owner  (1)                              Beneficial Ownership (2)
---------------------------------------------------------------------------------------------------------

         Common            Jeanne M. Anderson                          114,000                    1.5
                           Director

         Common            John C. Antenucci                         1,186,475                   15.3
                           President and Director

         Common            Stephen Carreker, Chairman of                None                      Nil
                           The Board of Directors and CEO

         Common            Frederick G. Beisser                         10,400                      @
                           Chief Financial Officer, Secretary
                           Treasurer,  and Director

         Common            J. Gary Reed                                 None                      Nil
                           Director

         Common            Raymund E. O'Mara                            None                      Nil
                           Director

                           All Directors and Officers
                           as a group (6 persons)                    1,310,875                   16.9%



NOTES:

     @ The number of shares constitutes less than one percent of outstanding shares.

     1. The address for each of the directors of the company is "In Care Of DCX, Inc., 1597 Cole Boulevard, Suite 300B, Golden, CO 80401.

     2. The number of shares beneficially owned does not include 2,035,118 shares which may be acquired under Non Qualified Stock Options held by Officers and Directors of the Company. Such shares and management personnel holding them are: Ms. Anderson, 186,000; Mr. Antenucci, 531,851 Mr. Carreker, 690,622; Mr. Beisser, 268,617 shares; Mr.
          O'Mara, 2,500 shares; and Mr. Reed, 355,528 shares.


     3. If the options denoted in Note 2, above, were exercised, Directors and Officers would have the following percentages of outstanding common stock: Ms. Anderson, 3.1 percent; Mr. Antenucci 17.6 percent; Mr. Beisser, 2.9 percent; Mr. Carreker 7.1 percent; Mr. O'Mara, less than 1%; Mr. Reed, 3.6 percent and Officers and Directors as a group, 34.2 percent.

Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related  party  transaction.   Mr.  Antenucci  is  a  minority  partner  in  the
organization  which  owns  the  facilities  leased  by  PlanGraphics,   Inc.  in
Frankfort, Kentucky, at an annual lease cost to PGI of approximately $320,000.

                                     PART IV

Item 13- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as a part of this report:

1. Financial Statements

2. Exhibit Index

The following exhibits are filed as part of this Report:



Exhibit
Number            Exhibit                                                      Page
------            -------                                                      ----


                                                                              Note 6

2.1a              Acquisition Agreement between DCX, Inc. and
                  PlanGraphics, Inc.                                          Note 7

2.1b              Asset Purchase Agreement between DCX, Inc.
                  DCX-CHOL Enterprises, Inc.                                  Note 8

 3.1              Bylaws of DCX, Inc.                                         Note 1




 3.2a             Amended and Restated Articles of Incorpor-
                  ation of DCX, Inc., dated July 8, 1991.                     Note 2

 3.2b             Articles of Amendment to the Articles
                  of Incorporation of DCX, Inc., dated November
                  6, 1996                                                     Note 4

3.2c              Articles of Amendment to the Articles of
                  Incorporation of DCX, Inc., dated July 30, 1997             Note 9

4.1               Specimen Stock Certificate                                  Note 1

4.2               DCX  1991 Stock Option Plan                                 Note 5

4.3               DCX 1995 Stock Incentive Plan                               Note 5

4.4               DCX, Inc. Equity Incentive Plan                             Follows
                                                                              Financial Statements

4.4               Warrant, dated January 15, 1997 issued to Transition
                  Partners Limited.                                           Note 3

4.5               Warrant, dated October 15, 1997, issued to Transition
                  Partners Limited.                                           Note 3

4.6               Warrant, dated January 15, 1997, issued to Copeland
                  Consulting Group, Inc.                                      Note 3

4.7               Warrant, dated October 15, 1997, issued to Copeland
                  Consulting Group, Inc.                                      Note 3

4.8               Warrant, dated June 19, 1997, issued to Spencer
                  Edwards, Inc.                                               Note 3

4.9               Warrant, dated November 8, 1996, issued to Coretech, Ltd.   Note 3

4.10              Warrant, dated October 10, 1997, issued to
                  SKB Corporation.                                            Note 3

4.11              Warrant, dated October 24, 1997, issued to
                  Gerald Alexander.                                           Note 3

4.12              Form of Option Agreement, dated July 31, 1997, between
                  the Company and the Pension Fund of Steven R. Perles.       Note 10

4.13              Form of Option Agreement, dated July 31, 1997,
                  between the Company and Hamilton & Faatz, P.C.              Note 10

10.1              Executive Employment Agreement dated March 28, 1997
                  between the Company and G. Stephen Carreker.                Note 11

10.2              Executive Employment Agreement dated March 28, 1997
                  between the Company and Frederick G. Beisser.               Note 11

10.3              Executive Employment Agreement dated March 28, 1997
                  between the Company and D. Scott McReynolds.                Note 11

10.4              Executive Employment Agreement dated September 22, 1997     Follows
                  between the Company and John c. Antenucci.                  Financial Statements

10.5              Executive Employment Agreement dated September 22, 1997     Follows
                  between the Company and J. Gary Reed.                       Financial Statements




21.1              List of Subsidiaries                                        Page 18

27.1              Financial Data Schedules                         Incorporated by reference from Edgar
                                                                         Filing on January 13, 1998



NOTE:

     1. Incorporated by reference from Registration Statements on Form S-18, file no. 33-1484.

     2. Incorporated by Reference from the definitive Proxy Statement, dated May 3, 1991

     3. Incorporated by Reference from the Company's Registration Statement on Form S-3 (Registration No. 333-39775) filed with the Commission on November 7, 1997.

     4.   Incorporated by Reference from Form 8K, dated November 12, 1996.

     5.   Incorporated by Reference from Form S-8, dated September 29, 1996

     6. Incorporated by Reference from Form 10-Q for June 30, 1996, dated August 1, 1996. The agreement was terminated prior to completion.

     7.   Incorporated by Reference from Form 8-K, dated September 22, 1997.

     8.   Incorporated by Reference from Form 8-K, dated October 8, 1997.

     9.   Incorporated by Reference from Form 8-K, dated July 31, 1997.

     10. Incorporated by Reference from Form S-8 (Registration No. 333-35293) dated September 5, 1997.

     11. Incorporated by Reference from Form 10-QSB for the Quarter ended March 31, 1997.

(b) Reports on Form 8-K.

Following reports were filed on Form 8-K by the Company during fourth quarter of the fiscal year covered by this annual report.

     1. Current Report on Form 8-K, dated July 31, 1997 reporting sale of convertible preferred stock under Regulation S.

     2. Current Report on Form 8-K, dated August 13, 1997 reporting definitive agreement between the Company and PlanGraphics, Inc.

     3. Current Report on Form 8-K as, dated September 9, 1997, reporting sale of convertible preferred stock pursuant to Regulation S.

     4. Current Report on Form 8-K as amended, dated September 22, 1997, reporting completion of an acquisition agreement between the Company and PlanGraphics, Inc.

Reports filed on Form 8-K subsequent to the end of the fiscal year:

     1. Current Report on Form 8-K as amended, dated October 8, 1997, reporting divestiture of certain manufacturing assets to DCX-CHOL Enterprises, Inc.

     2. Current Report on Form 8-K, dated October 14, 1997, reporting sale of convertible preferred stock pursuant to Regulation S.

     3. Current Report on Form 8-K, dated November 3, 1997, reporting appointment of additional members to the Company's Board of Directors.

     4.   Current  Report on Form 8-K/A,  dated  September  22,  1997.

     5.   Current Report on Form 8-K/A, dated October 8, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DCX, INC.


Date: 1/13/98                                 By:   /S/  Stephen Carreker
                                                   -----------------------------
                                                            Chairman and
                                                       Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures below also constitute power of attorney for the Principal Accounting Officer of the Company with the advice of legal and accounting advisors to file amendments as required to insure full and complete disclosure of this form 10-KSB.

  Signature                       Title                                Date

/S/Jeanne M. Anderson
-------------------
Jeanne M. Anderson              Director                             1/13/98


/S/Stephen Carreker
-------------------
Stephen Carreker               Chairman, CEO & Director              1/13/98


/S/ Fred Beisser
--------------------
Frederick G. Beisser           Vice President--Finance and           1/13/98
                               Administration, Secretary, Treasur-
                               er, and Director and Principal
                               Accounting Officer
/S/ John C. Antenucci
--------------------
John C. Antenucci              Vice Chairman, President              1/13/98
                               and Director

/S/ J. Gary Reed
--------------------
J. Gary Reed                   Director                              1/13/98


/S/Raymund E. O'Mara
---------------------          Director                              1/13/98
Raymund E. O'Mara

                              List of Subsidiaries

Registered Name                     State of Incorporation
---------------                     ----------------------

PlanGraphics, Inc.                         Maryland

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Index to Consolidated Financial Statements

================================================================================



Report of Independent Certified Public Accountants                   F-2

Consolidated Balance Sheet as of
      September 30, 1997                                       F-3 - F-4

Consolidated Statements of Operations
      for the Years Ended September 30,
      1997 and 1996                                                  F-5

Consolidated Statements of Stockholders'
      Equity for the Years Ended
      September 30, 1997 and 1996                              F-6 - F-7

Consolidated Statements of Cash Flows
      for the Years Ended September 30,
      1997 and 1996                                                  F-8

Summary of Accounting Policies                                F-9 - F-13

Notes to Consolidated Financial Statements                   F-14 - F-28

Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
DCX, Inc. and Subsidiaries
Golden, Colorado

We have audited the accompanying consolidated balance sheet of DCX, Inc. and subsidiaries as of September 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCX, Inc. and subsidiaries as of September 30, 1997 and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, and may not be able to meet the payment of certain payables within the contractual terms of the agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /S/  BDO SEIDMAN, LLP

Denver, Colorado
January 9, 1997

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

================================================================================

September 30,                                                           1997
--------------------------------------------------------------------------------


Assets (Note 5)

Current:
  Cash and cash equivalents                                          $   582,326
  Accounts receivable, less allowance
    of $188,161 for possible losses
    (Notes 2 and 4)                                                    2,236,568
  Amount due from sale of assets (Note 3)                              1,100,000
  Prepaid expenses and other                                             201,932
--------------------------------------------------------------------------------

Total current assets                                                   4,120,826
--------------------------------------------------------------------------------

Property and equipment (Note 5):
  Land and building under capital lease                                1,866,667
  Land and building held for rental (Note 12)                          1,415,058
  Equipment and furniture                                                447,003
  Leased assets                                                          183,512
--------------------------------------------------------------------------------

Less accumulated depreciation                                            429,597
--------------------------------------------------------------------------------

Net property and equipment                                             3,482,643
--------------------------------------------------------------------------------

Other assets:
  Goodwill                                                             5,517,872
  Capitalized software                                                   258,855
  Other                                                                  190,604
--------------------------------------------------------------------------------

Total other assets                                                     5,967,331
--------------------------------------------------------------------------------

                                                                     $13,570,800
================================================================================



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

================================================================================

September 30,                                                          1997
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
  Checks written against future deposits                           $    269,587
  Accounts payable                                                    1,351,484
  Accrued expenses                                                    1,054,660
  Deferred revenue                                                      189,354
  Notes payable - current portion (Note 5)                              854,060
  Notes payable - related party (Note 5)                                158,928
  Obligations under capital leases - current (Note 8)                   134,794
  Accrued litigation settlement (Note 6)                                521,000
--------------------------------------------------------------------------------

Total current liabilities                                             4,533,867

Notes payable, less current maturities (Note 5)                         576,000
Notes payable - related party - non-current (Note 5)                    446,256
Obligations under capital leases (Note 8)                             2,037,673
--------------------------------------------------------------------------------

Total liabilities                                                     7,593,796
--------------------------------------------------------------------------------

Contingencies (Notes 1, 6 and 8)

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 1,650 shares issued or outstanding (Note 9)                   2
  Common stock, no par value, 2,000,000,000 shares
    authorized 7,736,380, shares issued and outstanding (Note 9)      9,741,501
  Additional paid-in capital                                          3,550,869
  Accumulated deficit                                                (7,315,368)
--------------------------------------------------------------------------------

Total stockholders' equity                                            5,977,004
--------------------------------------------------------------------------------

                                                                   $ 13,570,800
================================================================================



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Years Ended September 30,                                1997           1996
--------------------------------------------------------------------------------


Revenues (Note 2)                                   $    71,098     $      --

Cost and expenses:
  Salaries and employee benefits                        779,934         140,934
  Direct contract costs                                  16,032            --
  Other operating expenses                              799,556         491,548
--------------------------------------------------------------------------------

Total costs and expenses                              1,595,522         632,482
--------------------------------------------------------------------------------


Operating loss                                       (1,524,424)       (632,482)

Other income (expense):
  Other income (Note 5)                                 297,622         108,762
  Interest expense                                     (126,263)       (155,757)
  Life insurance proceeds (Note 14)                     400,000            --
--------------------------------------------------------------------------------

Total other income (expense)                            571,359         (46,995)
--------------------------------------------------------------------------------

Net loss from continuing operations                    (953,065)       (679,477)
Loss from discontinued operations (Note 3)           (1,598,313)       (374,177)
--------------------------------------------------------------------------------

Net loss                                            $(2,551,378)    $(1,053,654)
--------------------------------------------------------------------------------

Preferred stock dividends                           $     9,674     $      --
Deemed preferred stock dividends                    $   892,592     $      --
--------------------------------------------------------------------------------


Net loss attributable to common stockholders        $(3,453,644)    $(1,053,654)
Loss per common share:
  Loss from continuing operations                   $      (.20)    $      (.16)
  Loss from discontinued operations                 $      (.33)    $      (.09)
  Loss attributable to common stockholders          $      (.72)    $      (.25)
--------------------------------------------------------------------------------

Weighted average number of shares
  of common stock outstanding                         4,772,020       4,287,437
================================================================================



           See accompanying summary of accounting policies and notes
                      to consolidated financial statements.



                                                                           DCX, Inc.
                                                                    and Subsidiaries

                                     Consolidated Statements of Stockholders' Equity

====================================================================================

                                        Series A
Years ended                          Preferred Stock              Common Stock
September 30,                   -------------------------   ------------------------
1997 and 1996                     Shares         Amount       Shares        Amount
------------------------------------------------------------------------------------

Balance,
 October 1, 1995                     --             --       4,115,621   $ 4,765,540

  Sale of stock through
   options exercised                 --             --          85,000        61,094
  Stock issued for
   services                          --             --         233,488       233,723

  Net loss for the year              --             --            --            --
------------------------------------------------------------------------------------

Balance,
 September 30, 1996                  --             --       4,434,109     5,060,357

  Sale of stock through
   options exercised                 --             --         171,394       231,804

  Issuance of preferred
   stock (net of offering
   costs of $312,000)               2,150              2          --            --

  Conversion of
   preferred stock into
   common stock                      (500)          --         499,732       450,000

  Stock issued in
   acquisition                       --             --       2,631,145     3,999,340

  Stock warrants issued
   for services                      --             --            --            --

  Stock options issued for:
   Acquisitions                      --             --            --            --
   Services                          --             --            --            --

  Forgiveness of subscrip-
   tion receivable                   --             --            --            --

  Deemed dividend on
   preferred stock                   --             --            --            --

  Deemed dividend on
   warrants issued in
   connection with
   preferred stock                   --             --            --            --

  Net loss for the year              --             --            --            --
------------------------------------------------------------------------------------

Balance,
 September 30, 1997                 1,650    $         2     7,736,380   $ 9,741,501

====================================================================================



            See accompanying summary of accounting policies and notes to consolidated financial statements.




                                                                             DCX, Inc.
                                                                      and Subsidiaries

                                       Consolidated Statements of Stockholders' Equity
                                                                             Continued

======================================================================================

                               Additional
                                Paid-in     Subscriptions   Accumulated
                                Capital      Receivable       Deficit         Total
--------------------------------------------------------------------------------------
Balance,
 October 1, 1995              $   329,384    $  (179,000)   $(2,808,070)   $ 2,107,854

  Sale of stock through
   options exercised                 --             --             --           61,094
  Stock issued for
   services                          --             --             --          233,723

  Net loss for the year              --             --       (1,053,654)    (1,053,654)
--------------------------------------------------------------------------------------

Balance,
 September 30, 1996               329,384       (179,000)    (3,861,724)     1,349,017

  Sale of stock through
   options exercised                 --             --             --          231,804

  Issuance of preferred
   stock (net of offering
   costs of $312,000)           1,837,998           --             --        1,838,000

  Conversion of
   preferred stock into
   common stock                  (450,000)          --             --             --

  Stock issued in
   acquisition                       --             --             --        3,999,340

  Stock warrants issued
   for services                   198,464           --             --          198,464

  Stock options issued for:
   Acquisitions                   296,177           --             --          296,177
   Services                       436,580           --             --          436,580

  Forgiveness of subscrip-
   tion receivable                   --          179,000           --          179,000

  Deemed dividend on
   preferred stock                  9,674           --           (9,674)          --

  Deemed dividend on
   warrants issued in
   connection with
   preferred stock                892,592           --         (892,592)          --

  Net loss for the year              --             --       (2,551,378)    (2,551,378)
--------------------------------------------------------------------------------------

Balance,
 September 30, 1997           $ 3,550,869    $      --      $(7,315,368)   $ 6,052,004
======================================================================================



            See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                   F-7

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) In Cash And Cash Equivalents

Years Ended September 30,                                 1997          1996
--------------------------------------------------------------------------------


Operating activities:
  Net loss                                           $(2,551,378)   $(1,053,654)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization                         98,298        114,202
    Asset writedowns                                     179,000           --
    Provision for losses on accounts receivable          158,161           --
    Forgiveness of debt                                 (278,069)       (82,826)
    Provision for litigation                                --          521,000
    Provision for losses on inventory                       --           60,000
    Stock issued for services                               --          258,723
    Stock options issued for acquisitions and
     services                                            635,044           --
    Loss on sale of assets                             1,261,168           --
  Changes in operating assets and liabilities:
    Accounts receivable                                 (709,755)     1,066,891
    Inventories                                             --         (352,750)
    Other assets                                         178,798          9,915
    Accounts payable                                      95,803        (82,360)
    Accrued expenses                                     526,883       (275,291)
    Deferred revenue                                     156,701           --
-------------------------------------------------------------------------------

Net cash provided by (used in) operating activities     (249,346)       183,850
-------------------------------------------------------------------------------

Investing activities:
  Payments for business acquisitions,
   net of cash acquired                                 (689,735)          --
  Additions to capitalized software                       (2,564)          --
  Restricted cash                                           --          154,985
-------------------------------------------------------------------------------

Net cash provided by (used in) investing activities     (692,299)       154,985
-------------------------------------------------------------------------------

Financing activities:
  Proceeds from debt                                     576,000        325,000
  Payments on debt                                    (1,018,062)      (641,136)
  Debt issue costs                                      (101,226)          --
  Proceeds from the issuance of common stock              19,622         61,094
  Proceeds from issuance of preferred stock
   net of offering costs                               1,838,000           --
-------------------------------------------------------------------------------

Net cash provided by (used in) financing activities    1,314,334       (255,042)
-------------------------------------------------------------------------------

Net increase in cash                                     372,689         83,793

Cash and cash equivalents, beginning of year             209,637        125,844
-------------------------------------------------------------------------------

Cash and cash equivalents, end of year               $   582,326    $   209,637
===============================================================================


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================


Organization and
Business These consolidated financial statements include the accounts of DCX, Inc. and those of its inactive wholly-owned subsidiaries, GeoStars International, Inc. and GeoNova US, Inc. ("GeoNova"), d/b/a GeoNova International, Inc., and PlanGraphics, Inc. (collectively the "Company"). DCX, Inc. provided services and products to aerospace, aviation, military, and commercial industries. DCX, Inc. was engaged in the engineering design, development, testing, and manufacturing of electronic and electro- mechanical devices and assemblies for use in the missile and aerospace industries, as well as the manufacturing of wire harnesses and cable assemblies for use by commercial computer and communications industries and the U.S. Government.

                         PlanGraphics, Inc. is an independent consulting firm specializing in the design and implementation of Geographic Information Systems ("GIS") as well as advisory services in the United States and foreign markets. The customer base consists primarily of utilities, government agencies, and land and resource management organizations.

                         All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents         For  purposes  of the  statement  of  cash  flows,  the
                         Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue and
Cost Recognition         Revenues are recognized as services are rendered.

                         Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Goodwill Goodwill represents the excess of the cost over the fair value of its net assets acquired at the date of acquisition and is being amortized on the straight-line method over fifteen years.

Deferred Revenue         Deferred  revenue  represents  amounts  received  under
                         certain contracts in excess of revenue recognized.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Property,
Equipment and
Depreciation and
Amortization             Property   and   equipment   are   recorded   at  cost.
                         Depreciation  is provided on property and  equipment by
                         charging  against  earnings,   amounts   sufficient  to
                         amortize the costs of the assets over their estimated useful lives. The ranges of estimated useful lives in computing depreciation and amortization are as follows:

                         -------------------------------------------------------
                         Building                                      31 years
                         Leased assets                            Life of lease
                         Furniture and equipment                   5 to 7 years
                         -------------------------------------------------------

                         Depreciation is computed principally on an accelerated method.

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

Net Loss Per Share       Net loss  per  common  share  is based on the  weighted
                         average number of shares outstanding during each period presented after preferred stock and deemed dividends.
                         Options to purchase stock are included as common stock equivalents, when dilutive.

Concentrations of
Credit Risk              The Company's financial instruments that are exposed to
                         concentrations of credit risk consist primarily of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The
                         Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts.

Fair Value of
Financial
Instruments              Unless  otherwise  specified,  the Company believes the
                         book value of financial instruments approximates their fair value.

Use of
Estimates                The  preparation of financial  statements in conformity
                         with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Capitalized
Software Costs           Costs incurred internally in creating software products
                         for resale are charged to expense  until  technological
                         feasibility has been  established  upon completion of a
                         detail  program   design.   Thereafter,   all  software
                         development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of amortized cost or net realizable value.

                         In accordance with Statement of Financial Accounting Standard No. 86, the Company recognizes the greater amount of annual amortization of capitalized software costs under 1) the ratio of current year revenues by product, to the product's total estimated revenues method or 2) over the products estimated economic useful life by the straight-line method.

Software
Revenue
Recognition              Revenue  from   licensing   of  software   products  is
                         recognized upon shipment. Revenue from support and update service agreements is deferred at the time the agreement is executed and recognized ratably over the contractual period. The Company recognizes revenues from customer training and consulting services when such services are provided. All costs associated with licensing of software products, support and update services, and training and consulting services are expensed as incurred.

Long-Term
Assets The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Under SFAS No. 121, long-lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

Stock Option
Plans The Company applied APB Opinion 25, "Accounting for Stock Issued to Employees", and the related Interpretation in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

                         SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Recent Accounting
Pronouncements           The  Financial   Accounting  Standards  Board  ("FASB")
                         recently  issued  Statement  of  Financial   Accounting
                         Standards No. 128 "Earnings Per Share" ("SFAS 128") and
                         Statement of  Financial  Accounting  Standards  No. 129
                         "Disclosure  of Information  About an Entity's  Capital
                         Structure  ("SFAS 129").  SFAS 128 provides a different
                         method  of  calculating  earnings  per  share  than  is
                         currently  used in  accordance  with  Accounting  Board
                         Opinion ("ABP") No. 15,  "Earnings Per Share." SFAS 128
                         provides for the  calculation  of "Basic" and "Diluted"
                         earnings per share.  Basic  earnings per share includes
                         no  dilution   and  is  computed  by  dividing   income
                         available  to  common   stockholders  by  the  weighted
                         average  number of common  shares  outstanding  for the
                         period.   Diluted   earnings  per  share  reflects  the
                         potential  dilution of  securities  that could share in
                         the  earnings  of an entity,  similar to fully  diluted
                         earnings per share. SFAS 129 establishes  standards for
                         disclosing   information   about  an  entity's  capital
                         structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

                         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

                         Also,   in  June  1997,   FASB  issued  SFAS  No.  131,
                         "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                         SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

                         In October 1997, Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued. The SOP provides guidance on when revenue should be recognized and in what amounts licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years after December 15, 1997. Because of the recent issuance of the SOP, management has been unable to fully evaluate the impact, if any, the SOP may have on future financial statement disclosure.


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

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.    Going
      Concern and
      Continued
      Existence          As reflected in the accompanying  financial statements,
                         the Company has a working  capital  deficit of $413,041
                         and the Company has incurred net losses from operations
                         of   $953,065   and  $679,477  for  the  years    ended
                         September 30, 1997 and 1996. The Company also incurred net losses from discontinued operations of $1,598,313 and $374,177 for the years ended September 30, 1997 and 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                         Management's plans include, among other items, actively pursuing additional funding in both the debt and equity markets in order to meet working capital requirements and to provide for additional acquisitions. Additionally, the Company is negotiating the timing of and payment of certain payables to help improve the working capital position. There are no assurances that any of these events will occur or that the Company's plan will be successful. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.    Business
      Acquisitions       On September 22, 1997, the Company  acquired all of the
                         outstanding  stock of PlanGraphics,  Inc. for 2,631,145
                         shares of common stock at the agreed upon rate of $1.52
                         per share.  The acquisition was accounted for under the
                         purchase   method  of   accounting.   The   results  of
                         operations of PlanGraphics, Inc. have been included in the accompanying statement of operations since the effective date of the acquisition. The total purchase price, including acquisition costs, was $5,517,872 and is recorded as goodwill.

                         Unaudited proforma consolidated results of operations of the Company are shown in the following table as if the business was acquired as of the first day of each period presented, October, 1, 1995. This unaudited proforma information is based on the Company's accompanying Statements of Operations and the historical financial information of the acquired companies, and includes adjustments to income taxes, depreciation, and goodwill giving effect of the terms of the transaction as if the acquisitions had occurred on the first day presented.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Unaudited proforma consolidated results of operations:

                         September 30,                 1997              1996
                         ------------------------------------------------------


                        Revenue                   $  8,204,236     $  7,985,750


                        Loss from operations        (2,441,497)        (178,905)


                        Net loss                    (2,174,836)        (509,811)


                        Loss per common share
                        before discontinued
                        operations                       (0.46)            (.07)
                        ========================================================



                         The proforma information is not necessarily inductive of the combined results of operations that would have occurred had the acquisitions been completed for such periods.

                         PlanGraphics has historically received greater than 10% of its revenues from one customer. The one customer accounted for 25% and 35% of revenues for the years ended September 30, 1997 and the nine month period ended September 30, 1996.

3.    Discontinued
      Operations         Effective  September 30, 1997, the Company sold certain
                         assets of its defense industry business unit to a third party for $1,100,000. The Company has subsequently collected this receivable.

                         With the disposal of its defense industry business, the Company discontinued all of its operations in the defense industry. Therefore, it separately reported the losses from this business as discontinued operations for the years ended September 30, 1997 and 1996 as follows:

                         September 30,             1997               1996
                         ------------------------------------------------------


                         Revenues from
                          discontinued
                          operations             $ 5,186,936      $  4,403,740

                         Loss from
                          discontinued
                          operations                (337,145)         (374,177)

                         Loss on disposal         (1,261,168)            --

                         Net loss from
                          discontinued
                          operations             $ (1,598,313)    $   (374,177)
                         ------------------------------------------------------

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================



4.    Accounts
      Receivable         The components of accounts receivable are as follows:

                         September 30,                             1997
                         -----------------------------------------------------

                         Contract receivables:
                          Billed                               $ 1,228,389
                          Unbilled                               1,196,340
                         -----------------------------------------------------

                                                                 2,424,729
                         -----------------------------------------------------

                         Less provision for losses                 188,161
                         -----------------------------------------------------

                         Total accounts receivable             $ 2,236,568
                         =====================================================


5.    Notes Payable      September 30,                               1997
                         -----------------------------------------------------


                         Note payable with  interest of 14%, with
                         monthly    interest    only    payments,
                         collateralized  by a first  lien on land
                         and   building   held  for   rental  and
                         improvements,  maturing on February  21,
                         2000                                      $ 576,000

                         Note   payable   to  bank   in   monthly
                         principal    installments   of   $5,000,
                         interest  at  8.5%  payable   quarterly,
                         collateralized  by  equipment,  accounts
                         receivable,  a stock pledge agreement of
                         shares at the PlanGraphics level, and an
                         assignment of a $500,000 life  insurance
                         policy on an individual. Note matures on
                         April 24, 1998                              650,000

                         Line of credit with a bank,  interest at
                         9.5%  payable at  maturity  on August 7,
                         1997  collateralized  by  equipment  and
                         accounts   of   PlanGraphics    and   is
                         guaranteed  by  a  minority  stockholder
                                                                     180,000

                         Other                                        24,060
                         ----------------------------------------------------


                                                                   1,430,060
                         Less current maturities                     854,060
                         ----------------------------------------------------


                         Notes payable - less current maturities   $ 576,000
                         ====================================================

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         In June 1997, a discount of $278,019 was granted by the lender for full settlement of the outstanding balance. Final liquidation of the balance occurred during the Company's 4th quarter. In December 1995, a previously outstanding note payable was settled requiring a cash payment of $205,000. The settlement gain on forgiven debt of $82,826 was recorded in the year ended September 30, 1996.

                         Notes Payable - Related Party

                         The notes payable to a minority shareholder consist of an installment note and a promissory note. The installment note bears a fixed interest rate of 10% and is secured by a proxy on shares of Company stock owned by the former majority shareholder. The promissory note bears interest at 8.5%. The notes mature December 21, 1998 and are subject to covenants prohibiting further issuance of voting stock and other such agreements. Total amounts outstanding under these related party notes were $605,184 at September 30, 1997.

                         The Company converted $289,902 of the related party note payable into 170,531 shares of common stock on October 10, 1997

                         Principal payments on all notes payable due subsequent to September 30, 1997 are as follows:

                         Due September 30,                        1997
                         -----------------------------------------------------


                         1998                                 $ 1,012,989
                         1999                                     466,256
                         2000                                     576,000
                         -----------------------------------------------------

                                                              $ 2,035,245
                         =====================================================



6.    Litigation         The Company had  previously  filed an appeal before the
                         U.S. Court of Appeals for the Federal Circuit on a contract with the Defense Logistics Agency (DLA). The appeals court held for the DLA in the year ended
                         September 30, 1996. As such, the Company has recorded a reserve for $521,000 for potential losses.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         The Company is engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

7.    Taxes on
      Income             The  provision  for  income  taxes   consisted  of  the
                         following:

                         Year ended September 30,      1997             1995
                         ------------------------------------------------------

                         Deferred benefit:
                          Federal                  $ 1,084,000      $  301,000
                          State                        104,000           29,000
                         ------------------------------------------------------

                                                     1,188,000          330,000
                         Valuation allowance        (1,188,000)        (330,000)
                         ------------------------------------------------------

                                                      $   --        $   --
                         ------------------------------------------------------



                         A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates follows:

                                                           1997          1995
                         -------------------------------------------------------

                         U.S. federal statutory rates     (34.0) %      (34.0) %
                         State income tax benefit, net
                          of federal tax amount           (3.3)          (3.3)
                         Increase in deferred tax asset
                          valuation allowance             37.3           37.3
                         -------------------------------------------------------

                         Effective tax rate                --    %       --    %
                         -------------------------------------------------------

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                                    1997
                         -------------------------------------------------------

                         Net operating loss carryforward        $ 1,472,000
                         Capital loss carryover                     587,000
                         Compensation expense for common
                          stock options                             237,000
                         Accrued litigation                         194,000
                         Vacation                                   159,000
                         Other                                       64,000
                         -------------------------------------------------------

                         Total gross deferred tax assets          2,713,000
                         Valuation allowance                     (2,713,000)
                         -------------------------------------------------------

                         Net deferred tax asset                  $     --
                         -------------------------------------------------------


                         A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                         At September 30, 1997, the Company had net operating loss carryforwards of approximately $4,000,000 with expirations through 2013. The net operating losses are limited due to issuances of common stock.

8.    Leases             Obligation Under Capital Leases - Related Parties

                         The Company leases an office facility from a related party, Capitol View Development, LLC, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development. The lease includes an annual base rent increasing over the term of the lease plus an adjustment based on Capitol View Development's rate of interest on its loan. The initial lease term is for a period of fifteen years with five renewal options for a term of one year each. Annual payments approximate $320,000 per year.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         The Company also leases certain equipment under capital leases from a related party. Original lease terms are for five years.

                         The following is a schedule, by years, of future minimum payments required under these leases, together with their present value as of September 30, 1997.

                                            Land and
                         September 30,      Building      Equipment      Total
                         -------------------------------------------------------

                         1998              $ 327,261     $  82,331    $  409,592
                         1999                330,218        58,411       388,629
                         2000                335,635        32,523       368,158
                         2001                337,089          -          337,089
                         2002                338,133          -          338,133
                         Thereafter        2,500,429          -        2,500,429
                         -------------------------------------------------------

                                           4,168,765       173,265     4,342,030
                         Less: amount
                          representing
                          interest         2,155,571        13,992     2,169,563
                         -------------------------------------------------------

                         Present value
                          of minimum
                          lease payments   2,013,194       159,273     2,172,467

                         Less: current
                          portion              -              -          134,794
                         -------------------------------------------------------

                         Obligations under
                          capital leases
                          after current
                          portion                                     $2,037,673
                         =======================================================


                         Operating Lease Commitments

                         The  Company  leases  certain  office   facilities  and
                         certain furniture and equipment under various operating leases. Lease terms range from one to five years.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Rental expense for the years ending September 30, 1997 and 1996 totaled $10,000 and $0. Minimum annual operating lease commitments at September 30, 1997 are as follows:

                         September 30,
                         -------------------------------------------------------

                         1998                                 $ 119,144
                         1999                                   102,365
                         2000                                    44,953
                         2001                                    12,956
                         -------------------------------------------------------

                                                              $ 279,418
                         =======================================================


9.    Equity
      Transactions       Preferred Stock

                         In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% cumulative convertible redeemable preferred stock $.001 par value (Series A). The Company designated 1,000,000 shares Series A as part of the authorized class of preferred shares. The Company issued 500 shares of Series A with a stated value of $1,000 per share, with net proceeds to the Company of $450,000 in November 1996. The holders of these 500 shares of Series A converted the preferred into common stock at various times during the year in exchange for 499,732 shares of common stock.

                         In August 1997, the Company sold 650 shares of its Series A with net proceeds of $547,500. In September 1997, the Company sold 1,000 shares of its Series A with net proceeds of $840,500. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder at the lesser of 75% of the average of the closing bid price per share of the Company's common stock for the 5 days prior to issuance or 75% of the average of the closing bid price per share of the Company's common stock for the five days preceding the date of conversion.

                         Subsequent to September 30, 1997 holders of Series A converted 1,040 shares into 1,293,289 shares of common stock.

                         Warrants issued to purchase 233,781 shares of common stock were issued in connection with the placement of the Series A. The warrants can be exercised at various prices from $1.6875 to $1.875 and expire from November 1998 to August 2000. The Company recognized deemed dividends of $175,925 in connection with issuing these warrants under the accounting provisions of SFAS 123. The Company also recognized $716,667 of deemed dividends due to the convertibility of the preferred stock at 75%.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Subsequent to September 30, 1997, the Company sold 250 more shares of Series A with net proceeds of $212,500 in a continuation of the placement from September 1997.

                         Common Stock

                         During fiscal year 1997, the Company exchanged $212,182 in payables for the exercise price of 144,094 shares of common stock. Employees exercised options to purchase 27,300 shares with the Company recognizing proceeds of $19,622. The Company forgave the $179,000 subscription receivable in exchange for services rendered during the year ended September 30, 1997.

                         During fiscal year 1996, as consideration for future service to be performed by the recipient of certain stock options, the exercise price on a portion of these stock options was below the fair market value of the stock on the date the options were granted. Accordingly, the Company recorded $148,750 in deferred charges for future services. In addition, the Company waived the exercise price on 224,000 shares under the stock option and recorded deferred charges for future services of $150,000. In March 1995, the Company issued options to purchase 250,000 shares to the same individual at an exercise price of $.75 per share and recorded $31,250 in deferred charges for future services. The options were exercised in April 1995. The Company amortized deferred compensation charges on a straight line basis over the service term. Amortization of approximately $97,000 and $118,000 was recorded during the years ended September 30, 1997 and 1996.

                         At various times throughout the year ended September 30, 1996, options were exercised for a total of 85,000 shares for a total of $61,094.

                         The Company issued 230,000 shares valued at fair market value of $231,215 to a financial advisor in exchange for services to be performed for a period of 12 months beginning in February 1996.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Anti-dilution  Provisions

                         The Company has granted certain officers and consultants anti-dilution rights in employment and service agreements. The provision calls for the issuance of options at fixed prices at each date more stock is issued to enable the party to retain their ownership percentage. Under the accounting provisions of SFAS 123 and APB 25, the Company realized costs of approximately $406,000 for the 380,340 options and 164,298 warrants issued during the year.

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


                         1991 Plan
                         ---------

                         In May 1992, the Company issued options for the purchase of 140,000 shares at $1.22 per share. Of the total issued, 125,000 were issued to officers and directors. In February 1995, 20,000 options were cancelled. Options to purchase 175,000 shares at $.71875 were issued to officers of the Company in April 1995. The Company granted 30,000 options to purchase common stock at $.72 in the year ended September 30, 1997. To date, none of these options have been exercised.

                         1995 Plan
                         ---------

                         In April 1995, the Company issued options to purchase 269,000 shares at $.71875 per share, of the total issued, 60,000 were issued to an officer. Through September 30, 1996, options to purchase 85,000 shares were exercised resulting in proceeds to the Company of $61,094. The Company granted 169,789 options to purchase common stock at prices ranging from $.72 to $1.75. Options to purchase 46,589 shares were exercised during the year.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended September 30, 1997: dividend yield of 0 percent for all years; expected volatility of 45 percent; risk-free interest rates between 6 and 6.4 percent; and expected option lives of five years. The Company did not grant any options in 1996.

                         Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:

                         Years Ended September 30,     1997            1996
                         -----------------------------------------------------


                         Net loss
                             As reported          $ (2,551,378)   $ (1,053,654)
                             Pro forma              (3,908,402)     (1,053,654)
                         Net loss per share
                             As reported          $ (.72)         $       (.25)
                             Pro forma              (.89)                 (.25)
                         =====================================================



                         A summary of the status of the Company's stock option plans and outstanding options as of September 30, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                                                   1997                   1996
================================================================================

                                                  Weighted              Weighted
                                                  Average               Average
                                      Range of    Exercise   Range of   Exercise
                                       Shares       Price     Shares      Price
--------------------------------------------------------------------------------

Outstanding, beginning
 of year                               478,000   $   0.84    564,000   $   0.83

      Granted                        3,495,623       1.38       --          N/A
      Cancelled                        312,000       0.81      1,000       0.72
      Exercised                        195,729       1.39     85,000       0.72
--------------------------------------------------------------------------------

Outstanding, end of year             3,465,894   $   1.36    478,000   $   0.84
================================================================================

Options exercisable, end
 of year                             3,465,894   $   1.36    478,000   $   0.84

Weighted average fair
      value of options granted
      during the year                2,002,367   $   0.72        N/A   $    N/A
================================================================================


                         The following table summarizes information about stock options outstanding at September 30, 1997:

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


                Options Outstanding                    Options Exercisable
            --------------------------------------------------------------------

                                     Weighted
                                     Average     Weighted              Weighted
            Range of    Number       Remaining   Average   Number      Average
            Exercise    Outstanding  Contractual Exercise  Exercisable Exercise
            Prices      at 9/30/97   Life        Price     at 9/30/97  Price
            --------------------------------------------------------------------

             $0.58-1.00    836,603   3.41    $   0.89       836,603   $  0.89
              1.13-1.39  1,243,658   4.27        1.15     1,013,658      1.16
              1.63-4.25  1,385,633   4.76        1.83     1,160,633      1.97
           ---------------------------------------------------------------------

             $0.58-4.25  3,465,894   4.22    $   1.36     3,010,894   $  1.35
           =====================================================================



10.   Employee
      Benefit Plans      401(k) Plan

                         DCX has a Section 401(k) profit sharing plan covering substantially all employees. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company makes matching contributions equal to 25% of the participants elected deferred contribution up to a maximum of 6% of compensation. Company matching contributions vest ratably over 5 years. Additional contributions may be made at the Company's discretion based upon the Company's performance. Total Company contributions under the plan were approximately $8,854 and $9,700 in 1997 and 1996.

                         PlanGraphics has a qualified profit sharing plan with a 401(k) deferred compensation provision covering substantially all employees. The plan allows employees to defer up to 21% of their annual salary with a tiered matching contribution by the Company up to 1.75%. Additional contributions are at the Company's discretion.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

11.   Committments       Self Insurance

                         The Company is partially self insured for employee medical liabilities which covers risk up to $20,000 per individual covered under the plan. The Company has
                         purchased   excess  medical   liability   coverage  for
                         individual claims in excess of $20,000 and approximately $250,000 in aggregate with a national medical insurance carrier. Premiums and claim expenses associated with the medical self insurance program are included in the accompanying statements of income.

                         Employment Agreements

                         The Company has entered into employment agreements that extend from December 31, 1999 through June 30, 2000 with four of its officers. The employment agreements set forth annual compensation to the four officers of between $60,000 and $175,000 each.

12.   Lease
      Agreement
      of former
      Manufacturing
      Facility The buyer of the certain assets of the Company has agreed to lease the manufacturing facility for 6 months at a rate of $16,500 (for a total of $99,000 over the term). The buyer also holds options to renew the lease at terms similar to the original term for 32 months. The buyer also holds an option to purchase the buildings and real property for $1,500,000 during the original term or any extensions of the lease.

13.   Significant
      Fourth Quarter
      Adjustments        During  the  quarter  ended  September  30,  1997,  the
                         Company recorded an expense for the forgiveness of the subscription receivable in the amount of $179,000. The
                         Company also recorded approximately $500,000 in expense for stock options granted throughout the year.

                         During the quarter ended September 30, 1996, the Company recorded consulting fees expense of approximately $118,000 relating to the amortization of deferred marketing expense.

14.   Life
      Insurance          The Company  recorded other income of $400,000  related
                         to the proceeds of two company owned key man life insurance policies on a director of the Company during the year ended September 30, 1997.

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

15.   Supplemental
      Schedule of
      Non-Cash
      Investing and
      Financing
      Activities
                                                          1997          1996
                          ------------------------------------------------------


                          Business acquired with
                           common stock               $ 3,999,340     $   -
                          ======================================================


                          Preferred stock converted
                           into common stock          $   450,000     $   -
                          ======================================================


                          Common stock issued for
                           services and debt          $   508,359     $  233,723
                          ======================================================


                          Cash paid for interest      $   126,000     $  114,000
                          ======================================================