Form 10KSB/A
period 1996-09-30
DCX INC
filed 1998-01-23
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Not Required] For the fiscal year ended September 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from to

Commission file number 0-14273

                                    DCX, INC.
                         (Name of small business issuer)

Colorado                                                              84-0868815
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   1597 Cole Blvd., Ste 300B, Golden, Colorado                           80401
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
                                                                 Yes  X  No
                                                                    -----  -----

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



Exhibit index begins on page 11.     Total number of pages in this report is 34.

                                     PART I



Item 3 - LEGAL MATTERS is amended to read as follows:

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

On December 11, 1996, the Company filed a complaint in the District Court for Douglas County, Colorado, against Airtech International Corporation ("Airtech"), John Potter, and C.J. Comu. The Company alleges, among other items, that the defendants failed to pay funds that they agreed to pay the Company, that the defendants breached the Agreement for Exchange of Shares dated July 29, 1996, between the Company and Airtech, and that the defendants made material misrepresentations of facts to the Company. The complaint seeks recovery of costs and expenses incurred by the Company, and seeks payment of funds the defendants agreed to pay to the Company. The defendants have filed an answer and counterclaim. The Company believes the allegations in the counterclaim are without merit.

The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company believes the outcome of any such litigation will not have a material effect on the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amemded report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DCX, INC.


Date: 1/21/98                           By: /s/ Fred Beisser
     ---------                             ----------------------------------
                                           Frederick G. Beisser
                                           Vice President--Finance &
                                           Administration, Secretary, Treasurer,
                                           Director and Principal Accounting
                                           Officer