Form 10QSB
period 1997-12-31
DCX INC
filed 1998-02-19
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997.

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    --------------

Commission file number 0-14273

                                    DCX, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                        84-0868815
          --------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


                1597 Cole Boulevard, Suite 300B, Golden CO 80401
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 274-8708
               --------------------------------------------------
              (Registrant's telephone number, including area code)


              3002 North State Highway 83, Franktown, CO 80016-0569
              ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        9,089,790 Common Shares were outstanding as of December 31, 1997.


                                            Number of pages in this report is 8.



PART I, FINANCIAL INFORMATION
Item 1. Financial Statements
        ---------------------

                                             DCX, Inc. and Subsidiaries
                                     Condensed and Consolidated Balance Sheets

                                                               December 31              September 30
                                                                  1997                     1997
                                                               (Unaudited)                Audited
---------------------------------------------------------------------------------------------------------
Assets

Current:
  Cash and Cash equivalents                                   $   108,658              $   582,326
  Accounts receivable (net of allowance)                        2,062,622                2,236,568
  Amount due from sale of assets                                        0                1,100,000
  Prepaid expenses and other                                      124,922                  201,932
---------------------------------------------------------------------------------------------------------

Total current assets                                            2,296,202                4,120,826
---------------------------------------------------------------------------------------------------------

Property and equipment:
  Land and building under capital lease                        1,831,667                 1,866,667
  Land and building held for rental                            1,415,058                 1,415,058
  Equipment and furniture                                        397,779                   447,003
  Leased assets                                                  198,722                   183,512
---------------------------------------------------------------------------------------------------------

    Less: accumulated depreciation                              (300,574)                  429,597
---------------------------------------------------------------------------------------------------------

  Net property and equipment                                   3,542,652                 3,482,643

---------------------------------------------------------------------------------------------------------

Other assets:
  Goodwill                                                     5,627,669                  5,517,872
  Capitalized software                                           237,284                    258,855
  Other                                                          105,331                    190,604
---------------------------------------------------------------------------------------------------------

Total other assets                                             5,370,284                  5,967,331
---------------------------------------------------------------------------------------------------------

                                                             $11,209,138                $13,570,800
---------------------------------------------------------------------------------------------------------


                  See accompanying summary of accounting policies and notes to financial statements







PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        ---------------------

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                              December 31               September 30
                                                                  1997                      1997
                                                              (Unaudited)                (Audited)
--------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
  Checks written against future deposits                         59,996                    269,587
  Accounts payable                                              853,039                  1,351,484
  Accrued expenses                                              697,519                  1,054,660
  Deferred revenue                                               81,975                    189,354
  Notes payable - current portion                               615,000                    854,060
  Notes payable - related party                                 135,831                    158,928
  Obliagtions under capital leases - current                    138,480                    134,794
---------------------------------------------------------------------------------------------------------
  Accrued litigation settlement                                 478,997                    521,000

Total current liabilities                                     3,060,838                  4,533,867

Notes payable, less current maturities                          576,000                    576,000
---------------------------------------------------------------------------------------------------------
Notes payable - related party - non current                           0                    446,256
Obligations under capital leases                              2,036,270                  2,037,673

Total liabilities                                             5,673,108                  7,593,796
---------------------------------------------------------------------------------------------------------

Contingencies (Notes 1, 6 and 8 to Form 10-KSB
 September 30, 1997)

Stockholders' Equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized,
       Series A, 6% Cumulative Convertible Redeemable
          Preferred Stock; 1,000,000 authorized, 500 issued
            and outstanding (Note 6)                                  1                          1
   Capital paid in excess of par value on preferred stock       212,499                          0

  Common stock, no par value, 2,000,000,000 shares authorized;
    shares issued and outstanding, 9,089,790 and
    7,736,380 at December 31, 1997
    and September 30, 1997, respectively.                     9,668,725                  9,741,501
  Additional paid-in capital                                  3,634,206                  3,550,869
  Accumulated deficit                                        (7,797,401)                (7,315,368)
----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                    5,536,030                  5,977,004
----------------------------------------------------------------------------------------------------------

                                                            $11,209,138                $13,570,800
----------------------------------------------------------------------------------------------------------


                  See accompanying summary of accounting policies and notes to financial statements





PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        ---------------------

                                     DCX, Inc. and Subsidiaries
                         Condensed and Consolidated Statements of Operations
                                              (Unaudited)

                                                                      Three months ended
                                                                          December 31
                                                                1997                       1996
--------------------------------------------------------------------------------------------------------

Revenues                                                     $1,800,929                  $       0
Cost of sales
--------------------------------------------------------------------------------------------------------
  Salaries and employee benefits                              1,205,903                     46,664
  Direct contract costs                                         325,051                          0
  Other operating costs                                         568,915                          0

Total costs and expenses                                      2,099,869                     46,664
--------------------------------------------------------------------------------------------------------

Operating loss                                                 (298,940)                   (46,664)

Other income (expense):
  Interest expense                                              (94,907)                   (30,150)
  Other income                                                   59,657                      1,071
  Other expense                                                (201,171)                    (1,916)
--------------------------------------------------------------------------------------------------------


Total other income expense                                     (236,220)                   (30,995)
--------------------------------------------------------------------------------------------------------

Net loss from continuing operations                            (535,160)                    (77,659)
Loss from discontinued operations                              (128,873)                  (103,598)
--------------------------------------------------------------------------------------------------------

Net loss                                                       (664,033)                $ (181,257)
--------------------------------------------------------------------------------------------------------

Preferred stock dividends                                        14,910                          0
Deemed preferred stock dividends                                 83,333                    166,666
--------------------------------------------------------------------------------------------------------

Net loss attributable to
  common stock shareholders                                   $(762,276)                $( 347,923)

Loss per common share:
  From continuing operations                                  $    (.06)                $     (.02)
  From discontinued operations                                $    (.02)                $     (.02)
  Loss attributable to common shareholders - basic            $    (.09)                $     (.08)
  Loss attributable to common shareholders - diluted          $    (.09)                $     (.08)
--------------------------------------------------------------------------------------------------------
Weighted average number of shares of
  common stock outstanding - basic (See Note 8)               8,346,053                  4,447,692
--------------------------------------------------------------------------------------------------------




                  See accompanying summary of accounting policies and notes to financial statements



PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                           DCX, Inc. and Subsidiaries
                             Condensed and Consolidated Statements of Cash Flows
                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------

For the Three-Month Periods Ended December 31,                    1997                  1996

Operating activities:
  Net income (loss)                                          $ (664,033)                $ (181,257)
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                              227,023                     23,977
     (Increase) decrease in accounts receivable                 173,946                   (318,458)
     Forgiveness of debt                                        (16,207)                         0
     Decrease in due on sale of assets                        1,100,000                          0
     Decrease in inventory                                            0                    216,573
     Decrease in prepaid expenses                                77,010                     68,366
     Decrease in other assets                                    85,273                          0
     Decrease in checks written against future deposits        (209,591)                         0
     Decrease in accounts payable                              (498,445)                  (345,543)
     Decrease in accrued expenses                              (357,141)                   (30,605)
     Decrease in deferred revenue                               107,379                          0
     Decrease in litigation settlement liability                 42,003                          0
---------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities            (231,547)                  (567,947)
---------------------------------------------------------------------------------------------------------

Investing activities:
  Change in capitalized software                                 21,571                          0
  Change in goodwill                                            109,797                          0
  Change in property and equipment                               69,014                          0
---------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities             200,382                          0
---------------------------------------------------------------------------------------------------------

Financing activities:
  Payments on long-term debt, net                              (660,034)                   (12,477)
  Issuance of common stock                                        5,031                     11,715
  Issuance of convertible preferred stock (net)                 212,500                    450,000
---------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities            (442,503)                   449,238


Net increase (decrease) in cash                                (473,668)                   118,709
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period               $  582,326                 $  209,637
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                     $  108,658                $    90,928
---------------------------------------------------------------------------------------------------------

                 See accompanying summary of accounting policies and notes to financial statements


                                                5

                                    DCX, inc.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1997, the consolidated results of its operations for the three-periods ended December 31, 1997, and 1996 and statements of cash flows for the three-month periods then ended.

The accounting policies followed by the Company are set forth in the annual report of September 30, 1997, filed on Form 10-KSB, and the audited consolidated financial statements therein with the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by DCX, INC. later in the year.

The consolidated results of operations for the three-month period ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year ending September 30, 1998.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-KSB for September 30, 1996.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $4,000,000 with expirations through 2013. At December 31, 1997, the amount of the net operating loss carryforward balance is estimated at $4,464,695. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

The Company has filed with the Armed Services Board of Appeals an appeal of certain reprocurement costs related to the difference between the Company's contract price and the price incurred by DLA from the next lowest vendor as provided for in the Federal Acquisition Regulations. A hearing date has been set for September of 1998.The Company recorded a reserve of $521,000 for the loss in June, 1996; which is believed to be sufficient for the possible reprocurement costs. (See also Item 3, Legal Matters, and Note 6, Litigation, to the financial statements in Form 10-KSB for September 30, 1997.)

(5) Lease Obligations

The Company leases various equipment as well as facilities under capital leases that expire through the year 2002 as noted in Note 8 to the Financial Statements in Form 10-KSB, September 30, 1997.

(6) Subsequent Events

Convertible Preferred Stock. In January, 1998, the holders of Series A, 6% Cumulative Convertible Redeemable Preferred Stock converted their remaining shares into common stock in accordance with the issue agreement. Accordingly, the Company issued 1,524,116 shares of its common stock in exchange.

Investment Banking Agreement. During January, 1998, the Company entered into an investment banking agreement with a leading institution from New York City. The agreement is in support of the Company's acquisition program and includes an provision for securing a credit facility as well as warrants and incentives designed to encourage completion of mergers and acquisitions.

7. Accounting for Preferred Stock Convertible at a Discount to the Market.

The statement of operations gives effect for a discount of 25% of the common stock which would result and be deemed to be additional dividend to the holders of the Company's 6% convertible preferred stock sold on October 14, 1997. The convertible preferred stock is convertible into common stock at a 25% discount to the five day average market price of the common stock immediately preceding the conversion date which was lower than the five day average market price at the date of placement. This difference, $83,333, on the first possible date of conversion is an imputed discount and is deemed to be additional dividend available to the holders of the preferred stock which reduces income available to common stock shareholders. Accordingly, it was reduced from cumulative net income to arrive at net income attributable to common shareholders.

8. Net Income (Loss) Per Common Share.

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128 issued by the Financial Accounting Standards Board. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, to fully diluted earnings per share.

Because the Company incurred net losses in both three month periods ending December 31, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive. Total warrants and options outstanding at December 31, 1997 were 1,240,446 and 6,967,850, respectively.

9.  Restatement of Prior Year Results of Operations for Discontinued Operations.

The statement of Results of Operations for the prior year period has been restated to conform to the current presentation. Revenue and related expenses of the discontinued manufacturing operations have been reclassified to a separate caption titled "Loss on discontinued operations" for both fiscal years in the current report.

Pro Forma results of the discontinued defense manufacturing operations are:

Period ending December 31,                     1997                 1996
--------------------------                     ----                 ----

Revenue from discontinued operations            -0-               $ 865,112

Loss from discontinued operations            $(128,873)            (103,599)

Net loss from discontinued operations        $(128,873)           $(103,599)

PART 1, ITEM 2: MANGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Forward-Looking Statements. This quarterly report contains certain forward-looking statements that describe the future business, prospects, actions and possible results of DCX, Inc. (the "company") and the expectations of the Company and its management which are not historical facts and therefore constitute forward-looking statements as contemplated in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. as a result, there also can be no assurance that the forward-looking statements included herein will prove to be accurate or that the objectives and plans of the Company will be achieved.

Financial Condition:

Liquidity. Cash decreased $473,668 to a total of 108,658 from $582,326 at September 30, 1997. The decrease was primarily due to the reductions in accounts payable and accrued expenses as well as the net operating loss for the quarter.

Presently, the Company has negative working capital of $764,636 as compared to positive working capital of $360,211 at December 31, 1996; the primary reason for this is the assumption of debt resulting from the purchase of the subsidiary and reclassification of a $615,000 note payable from long-term debt to current liabilities in light of the due date for payoff of the note. The Company is working with the holder of the note to arrive at a mutually satisfactory revision to the note's terms which will delay the due date.

The Company's current ratio of total current assets to current liabilities decreased to .75:1 from 1.17:1 a year ago and is also a decrease from .91:1 at September 30, 1997.

The Company's liquidity could be adversely affected by the balloon payment of $615,000 required on April 24, 1998 if management's attempts at restructuring the terms of the note or finding a replacement lender are not successful.

Capital Resources. During the current quarter the Company sold a total of 250 shares of convertible preferred stock in a private offshore transaction which resulted in net funding of $212,500. In addition, subsequent to the end of the current quarter, the Company entered into an investment banking agreement with the intent of securing a credit facility large enough to support its near term acquisition program.

The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.

Results of Operations:

(Readers of this report should take into account that the contract electronic manufacturing operations of the Company during FY 1997 and prior were discontinued upon sale of those assets and therefore are not relevant to analysis of the Company's going-forward expectations.)

First Quarter of Fiscal Year 1998

Revenue for the first quarter of FY 1998 amounted to $1,800,929 and was generated entirely by the Company's operating subsidiary in geographic information systems and is not comparable with restated revenue of nil for the first quarter of the prior fiscal year. This level of current quarter revenue reflects a decline of 28.1% from the subsidiary's revenue for the same period of the prior year. This decline from the subsidiary's prior year level of operations for the same quarter resulted from the winding down of a significant long-term contract and a delay in the commencement of work on replacement contract activity. It was, however, an increase over the subsidiary's FY 1997 fourth quarter revenue reflecting growing backlog increased sales over that period.

Total costs and expenses reached $2,099,869 or 116.6% of revenue. Of this amount $159,456 was related to parent company general and administrative costs and is not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. The balance, $1,940,413, was related to GIS operations and reflected a decrease from the costs for the same period, a year prior which were not publicly reported. The decline in GIS related costs resulted from management actions to reduce staffing and operating costs in response to the impending decline in revenue.

Interest expense increased over that of the prior year by $60,757 as a result of the interest costs added from the GIS subsidiary acquired late in the fourth quarter of FY 1997. However, trend analysis of both parent company interest ($6,452) and subsidiary interest ($88,254) for the current quarter compared to interest expenses for the same period of FY 1997 reveals a decrease of 78% for the parent company due to certain leased equipment costs no longer occurring because of the divestiture of manufacturing assets and due to the retirement of the SBA-held note and a decrease of 15% in subsidiary generated interest expenses resulting from retirement of certain debt.

Other expense increased over prior year expense as a result of amortization of goodwill from the acquisition ($98,000) and acquisition expenses ($75,475), neither of which were reported in prior year totals.

Other income increased over prior year totals as a result of forgiveness of debt from restructuring ($16,207) and the balance from inclusion of the subsidiary results.

Loss from discontinued operations is a result of certain current period expenses related to the Company's manufacturing operations which were not accrued during the prior year.

First Quarter of Fiscal Year 1997. Results were restated to conform to current year presentation. Therefor, manufacturing revenue and expenses, except for $46,665 of administrative expenses, were reclassified to discontinued operations.

During the first quarter of fiscal year 1996 net sales increased by $425,325, or 69 percent, over the same period of the prior year. Cost of sales was $608,013, or 67 percent of sales, and resulted in a gross profit of $296,298, or 32 percent of sales and represented an increase from 24 percent of sales for the same period of the prior year. While some decrease in gross profit occurred due to learning curve associated with complex new products in certain contracts, lay-in of materials raised it to the higher level. Sales increases during the first quarter of fiscal year 1997 resulted from restructuring in the defense industry causing prime contractor to outsource more work.

General and administrative expenses of $232,698 for the period decreased $121,774 from a year prior and reflected the efforts of management and the curtailment of nonproductive subsidiaries. After factoring out acquisition expenses of $49,509, G & A expenses amount to $183,189.

Interest expense increased because of capital lease imputed interest costs during the quarter; investment income increased as a result of increased cash balance on hand. In liquidating a $287,826 note balance related to terminated contracts, the Company recorded a discount of $87,826 as forgiveness of debt.

Restricted cash and accrued litigation settlement both decreased to nil as a result of the release of a bond with the Court of Appeals. The finding was for the plaintiff and the related expense had been recorded in a prior year.

Loss  from  discontinued   manufacturing  operations  reflects  the  results  of
manufacturing operations which were reclassified as noted above.

Contract Backlog

The Company's only operating subsidiary has reported a backlog of contracts and work assignments amounting to approximately $8.0 million. This work is related to geographic information systems. Accordingly, it does lend itself to useful comparison with the Company's manufacturing backlog from a year prior when there was $6.2 million of uncompleted work in the backlog..

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

During the current quarter, the Company issued 250 shares of Series A 6% Convertible Redeemable Preferred Stock in a private placement transaction with two offshore entities under Regulation S. As of January 15, 1998 all preferred stock had been converted into common stock of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

a. Exhibits filed since the beginning of the current quarter:

Exhibits 4.4 through 4.12. Warrants dated January 15; June 19; October 10, 15, and 24 to various parties filed as exhibits to the Company's Registration
Statement on Form S-3 (Registration Number 333-39775) and filed with the Commission on November 7, 1997.

Exhibits 10.4 and 10.5. Executive Employment Agreements between the Company and John C. Antenucci and J. Gary Reed, respectively, filed as part of Form 10-KSB on January 13, 1998.

Exhibit 4.4, DCX, Inc. Equity Incentive Plan, filed as an exhibit with Form 10-KSB on January 13, 1998.

DCX, Inc. Equity Incentive Plan filed as an exhibit with Form 10-KSB on January 13, 1998.

Exhibit 2.1b, Asset Purchase Agreement between DCX, Inc. and DCX-CHOL Enterprises, Inc. filed as an exhibit with Form 8-K, dated October 8, 1997.

b. Reports on Form 8-K filed since the beginning of the current quarter:

Current Report on Form 8-K, as amended, dated October 8, 1997, reporting divestitute of certain manufacturing assets to DCX-CHOL Enterprises, Inc.

Current Report on Form 8-K, dated October 14, 1997, reporting sale of convertible preferred stock pursuant to Regulation S.

Current Report on Form 8-K, dated November 3, 1997, reporting appointment of additional members to the Company's Board of Directors.

Current Report on Form 8-K/A, dated September 22, 1997, adding pro-forma statements to original filing.

Current Report on Form 8-K/A, dated October 8, 1997, adding pro-forma statements to original filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  D C X , I N C .

Dated: February 19, 1998


                                        /S/  Fred Beisser
                                        ----------------------------------------
                                        Frederick G. Beisser
                                        Vice President-Finance & Administration,
                                        Secretary & Treasurer and Principal
                                        Financial Accounting Officer