Form 10QSB/A
period 1997-12-31
DCX INC
filed 1998-03-27
CIK 783284

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

Commission file number 0-14273

                                    DCX, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                          84-0868815
 ------------------------------                         -------------------
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

                                      DCX, Inc. and Subsidiaries
                              Condensed and Consolidated Balance Sheets

                                                     December 31             September 30
                                                         1997                       1997
                                                      (Unaudited)
-----------------------------------------------------------------------------------------------

Assets
Current:
  Cash and Cash equivalents                          $   108,658             $   582,326
  Accounts receivable (net of allowance)               2,062,622               2,236,568
  Amount due from sale of assets                         105,931               1,100,000
  Prepaid expenses and other                             124,922                 201,932
-----------------------------------------------------------------------------------------------


Total current assets                                   2,402,133               4,120,826
-----------------------------------------------------------------------------------------------


Property and equipment:
  Land and building under capital lease               1,866,667                1,866,667
  Land and building held for rental                   1,415,058                1,415,058
  Equipment and furniture                               445,946                  447,003
  Leased assets                                         217,540                  183,512
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
    Less: accumulated depreciation                     (431,031)                (429,597)


  Net property and equipment                          3,514,180                3,482,643

-----------------------------------------------------------------------------------------------

Other assets:
  Goodwill                                            5,444,425                 5,517,872
  Capitalized software                                  237,284                   258,855
  Other                                                 178,641                   190,604
-----------------------------------------------------------------------------------------------

Total other assets                                    5,860,351                 5,967,331
-----------------------------------------------------------------------------------------------

                                                    $11,776,664               $13,570,800
-----------------------------------------------------------------------------------------------

      See accompanying summary of accounting policies and notes to financial statements



PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                        DCX, Inc. and Subsidiaries
                                 Condensed and Consolidated Balance Sheets

                                                              December 31            September 30
                                                                  1997                   1997
                                                              (Unaudited)
-----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
  Checks written against future deposits                         59,996                 269,587
  Accounts payable                                              850,226               1,351,484
  Accrued expenses                                              998,428               1,054,660
  Deferred revenue                                               81,975                 189,354
  Notes payable - current portion                               615,000                 854,060
  Notes payable - related party                                 135,831                 158,928
  Obligations under capital leases - current                    138,481                 134,794
  Accrued litigation settlement                                 478,997                 521,000
-----------------------------------------------------------------------------------------------------

Total current liabilities                                     3,358,934               4,533,867

Notes payable, less current maturities                          576,000                 576,000
Notes payable - related party - non current                           0                 446,256
Obligations under capital leases                              2,036,270               2,037,673
-----------------------------------------------------------------------------------------------------

Total liabilities                                             5,971,204               7,593,796
-----------------------------------------------------------------------------------------------------

Contingencies (Notes 1, 6 and 8 to Form 10-KSB, September 30, 1997)

Stockholders' Equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized,
       Series A, 6% Cumulative Convertible Redeemable
        Preferred Stock; 1,000,000
          authorized, 990 and 1650
          and outstanding at December 31, 1997
          and September 30, 1997, respectively (Note 6)               1                       2

  Capital paid in excess of par
    value on preferred stock                                  1,039,599               1,837,998

  Common stock, no par value, 2,000,000,000
    shares authorized; shares issued and
    outstanding, 9,089,790 and 7,736,380
    at December 31, 1997 and
    September 30, 1997, respectively.                        11,184,655               9,741,501
  Additional paid-in capital                                  1,861,655               1,712,871
  Accumulated deficit                                        (8,280,450)             (7,315,368)
-----------------------------------------------------------------------------------------------------

Total stockholders' equity                                    5,805,460               5,977,004
-----------------------------------------------------------------------------------------------------

                                                            $11,776,664             $13,570,800
-----------------------------------------------------------------------------------------------------

        See accompanying summary of accounting policies and notes to financial statements

                                              3

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                      DCX, Inc. and Subsidiaries
                           Condensed and Consolidated Statements of Operations
                                              (Unaudited)

                                                                         Three months ended
                                                                            December 31
                                                                   1997                     1996
----------------------------------------------------------------------------------------------------------
Revenues                                                      $  1,800,929              $         0
Cost of sales
  Salaries and employee benefits                                 1,271,394                   46,664
  Direct contract costs                                            325,051                        0
  Other operating costs                                            823,144                        0
----------------------------------------------------------------------------------------------------------

Total costs and expenses                                         2,419,589                   46,664
----------------------------------------------------------------------------------------------------------

Operating loss                                                    (200,697)                 (46,664)

Other income (expense):
  Interest expense                                                 (94,706)                 (30,150)
  Other income                                                      59,657                    1,071
  Other expense                                                   (103,171)                  (1,916)
----------------------------------------------------------------------------------------------------------


Total other income expense                                        (138,220)                 (30,995)
----------------------------------------------------------------------------------------------------------

Net loss from continuing operations                               (736,880)                 (77,659)
Loss from discontinued operations                                 (109,959)                (103,598)
----------------------------------------------------------------------------------------------------------

Net loss                                                          (866,839)             $  (181,257)
----------------------------------------------------------------------------------------------------------

Preferred stock dividends                                           14,910                        0
Deemed preferred stock dividends                                    83,333                  166,666
----------------------------------------------------------------------------------------------------------

Net loss attributable to
  common stock shareholders                                   $   (965,082)             $  ( 347,923)

Net Loss per common share:
  From continuing operations                                  $       (.09)             $       (.02)
  From discontinued operations                                $       (.01)             $       (.02)
  Loss attributable to common shareholders - basic            $       (.12)             $       (.08)
  Loss attributable to common shareholders - diluted          $       (.12)             $       (.08)
----------------------------------------------------------------------------------------------------------

Weighted average number of shares of
  common stock outstanding - basic (See Note 8)                  8,346,053                  4,447,692
----------------------------------------------------------------------------------------------------------





             See accompanying summary of accounting policies and notes to financial statements

                                                   4

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        ---------------------


                                   DCX, Inc. and Subsidiaries
                       Condensed and Consolidated Statements of Cash Flows
                                           (Unaudited)
-------------------------------------------------------------------------------------------------

For the Three-Month Periods Ended December 31,                     1997             1996
Operating activities:
  Net (loss)                                                    $ (866,840)       $ (181,257)
  Adjustment to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                226,509            23,977
      Stock options issued for services performed                   65,451                 0
      Forgiveness of debt                                          (16,207)                0
      Write off of accumulated depreciation due
        to discontinued operations                                 129,002                 0
     (Increase) decrease in accounts receivable                    173,946          (318,458)
      Decrease in accrued settlement liability                     (42,003)                0
      Decrease in inventory                                              0           216,573
      Decrease in other assets                                      88,972            68,366
      Decrease in accounts payable                                (499,961)         (346,543)
      Decrease in accrued expenses                                 (81,093)          (30,605)
      Decrease in deferred revenue                                (107,379)                0
-------------------------------------------------------------------------------------------------

Net cash used in operating activities                           (1,025,419)         (567,947)
-------------------------------------------------------------------------------------------------

Investing activities:
  Receipt from sale of assets                                      994,069                 0
-------------------------------------------------------------------------------------------------

Net cash provided by investing activities                          994,069                 0
-------------------------------------------------------------------------------------------------

Financing activities:
  Decrease in checks written against future deposits              (209,591)                0
  Payments on long-term debt, net                                 (450,256)          (12,477)
  Issuance of common stock                                           5,031            11,715
  Issuance of convertible preferred stock (net)                    212,500           450,000
-------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities               (442,316)          449,238


Net increase (decrease) in cash                                   (473,668)          118,709
-------------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period                  $  582,326        $  209,637
-------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                        $  108,658        $   90,928
-------------------------------------------------------------------------------------------------

        See accompanying summary of accounting policies and notes to financial statements


                                              5

                                    DCX, inc.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1997, the consolidated results of its operations for the three-month periods ended December 31, 1997, and 1996 and statements of cash flows for the three-month periods then ended.

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

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $4,000,000 with expirations through 2013. At December 31, 1997, the amount of the net operating loss carryforward balance is estimated at $4,965,000. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

The Company has filed with the Armed Services Board of Appeals an appeal of certain reprocurement costs related to the difference between the Company's contract price and the price incurred by DLA from the next lowest vendor as provided for in the Federal Acquisition Regulations. A hearing date has been set for September of 1998. The Company recorded a reserve of $521,000 for the loss in June, 1996; which is believed to be sufficient for the possible reprocurement costs. Subsequent to this quarter, counsel for DLA has requested mediation of the appeal. (See also Item 3, Legal Matters, and Note 6, Litigation, to the financial statements in Form 10-KSB for September 30, 1997.)

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

7. Accounting for Preferred Stock Convertible at a Discount to the Market.

The statement of operations gives effect for a discount of 25% of the common stock which would result and be deemed to be additional dividend to the holders of the Company's 6% convertible preferred stock sold on October 14, 1997. The convertible preferred stock is convertible into common stock at a 25% discount to the five day average market price of the common stock immediately preceding the conversion date which was lower than the five day average market price at the date of placement. This difference, $83,333 for the current quarter and $166,666 for the prior year first quarter, on the first possible date of conversion is an imputed discount and is deemed to be additional dividend available to the holders of the preferred stock which reduces income available to common stock shareholders. Accordingly, it was reduced from cumulative net income to arrive at net income attributable to common shareholders.

8. Net Loss Per Common Share.

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128 issued by the Financial Accounting Standards Board. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, to fully diluted earnings per share.

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

Pro Forma results of the discontinued defense manufacturing operations are:

Period ending December 31,                     1997                    1996
--------------------------                     ----                    ----

Revenue from discontinued operations               -0-              $  865,112

Loss from discontinued operations            $(109,959)               (103,599)

Net loss from discontinued operations        $(109,959)              $(103,599)

PART 1, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

Presently, the Company has negative working capital of approximately $957,000. The primary reason for this is the assumption of debt resulting from the purchase of the subsidiary and reclassification of a $615,000 note payable from long-term debt to current liabilities in light of the due date for payoff of the note. The Company is working with the holder of the note to arrive at a mutually satisfactory revision to the note's terms which will extend the due date into the future.

The Company's current ratio of total current assets to current liabilities decreased to .71:1 from 1.17:1 a year ago and is also a decrease from .91:1 at September 30, 1997.

The Company's liquidity could be adversely affected by the balloon payment of $615,000 required on April 24, 1998 if management's attempts at restructuring the terms of the note or finding a replacement lender are not successful.

Ability to Continue as a Going Concern. As a result of losses from operations, the forthcoming required balloon payment related to the subsidiary's debt, and negative working capital, the Company's ability to continue as a going concern remains in question. The report of the Company's independent certified accountant at September 30, 1997 includes a comment concerning substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue the operation of the Company includes: raising funds through additional debt or equity instruments, of which there can be no assurance; the recent completion of an investment banking agreement with a respected and prominent investment banking organization to negotiate a credit facility for additional acquisition and operating capital needs; expected increased cashflows from new contracts awarded during the past six months on which revenue producing work has recently begun; and constraining the cost of operations coupled with an additional contingency plan to generate further cost reductions and improved cash flows.

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

Total costs and expenses reached $2,419,589 or 134.4% of revenue. Approximately $381,176 was related to parent company general and administrative costs and is not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. Of this amount, approximately $125,000 was related to actions resulting from acquisition activities; and another $98,000 of acquisition amortization expenses were recorded also. The balance, $1,940,413, was related to GIS operations and reflected a decrease from the costs for the same period, a year prior which were not publicly reported. The decline in GIS related costs resulted from management actions to reduce staffing and operating costs in response to the impending temporary decline in revenue.

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

Other expense increased over prior year expense primarily due to acquisition expenses ($75,475) which were reported in prior year totals.

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

During the first quarter of fiscal year 1996 net sales (from contract electronic manufacturing) had increased by $425,325, or 69 percent, over the same period of the prior year. Cost of sales was $608,013, or 67 percent of sales, and resulted in a gross profit of $296,298, or 32 percent of sales and represented an increase from 24 percent of sales for the same period of the prior year. While some decrease in gross profit occurred due to learning curve associated with complex new products in certain contracts, lay-in of materials raised it to the higher level. Sales increases during the first quarter of fiscal year 1997 resulted from restructuring in the defense industry causing prime contractor to outsource more work.

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

See Note 4.

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

Exhibit 4.4, DCX, Inc. Equity Incentive Plan, filed as an exhibit with Form 10-KSB on January 13, 1998.

DCX, Inc. Equity Incentive Plan filed as an exhibit with Form 10-KSB on January 13, 1998.

Exhibit  2.1b,  Asset  Purchase   Agreement   between  DCX,  Inc.  and  DCX-CHOL
Enterprises, Inc. filed as an exhibit with Form 8-K, dated October 8, 1997.

Reports on Form 8-K filed since the beginning of the current quarter:

Current Report on Form 8-K, as amended, dated October 8, 1997, reporting divestiture of certain manufacturing assets to DCX-CHOL Enterprises, Inc.

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

                                   D C X , I N C .

Dated: March 25, 1998


                                  /S/  Fred Beisser
                                       -----------------------------------------
                                       Frederick G. Beisser
                                       Vice President-Finance & Administration,
                                       Secretary & Treasurer and Principal
                                       Financial Accounting Officer