Form 10QSB
period 1998-03-31
DCX INC
filed 1998-05-15
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                to                .
                              ---------------   ---------------

Commission file number 0-14273

                                    DCX, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          COLORADO                                             84-0868815
 ...............................                           ...................
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                  200 West Forsyth St., Jacksonville, FL 32202
      ....................................................................
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (904) 346-1319
                  .............................................
              (Registrant's telephone number, including area code)


                1597 Cole Boulevard, Suite 300B, Golden, CO 80401
     .......................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         10,798,092 Common Shares were outstanding as of March 31, 1998.

Transitional Small Business Format:     Yes       No     X
                                           -----     -----

                                           Number of pages in this report is 12.

PART I, FINANCIAL INFORMATION
Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheet

                                                               March 31
                                                                 1998
                                                              (Unaudited)
--------------------------------------------------------------------------------

Assets

Current:
  Cash and cash equivalents                                   $     29,945
  Accounts receivable                                            2,048,102
  Inventories                                                            0
  Prepaid expenses                                                 163,552
--------------------------------------------------------------------------------

Total current assets                                             2,241,599
--------------------------------------------------------------------------------

Property and equipment:

At cost                                                          3,947,967
    Less: accumulated depreciation                                (510,807)
--------------------------------------------------------------------------------

  Net property and equipment                                     3,437,160
--------------------------------------------------------------------------------
Other Assets:
   Other                                                           156,488
   Capaitalized software                                           219,106
   Goodwill                                                      5,343,143
--------------------------------------------------------------------------------
Total other assets                                                5,720,737
--------------------------------------------------------------------------------

                                                                $11,399,494

================================================================================
                 See accompanying notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

                           DCX, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheet

                                                                March 31
                                                                  1998
                                                              (Unaudited)
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
  Checks written against future deposits                      $   163,255
  Notes payable-current portion                                 1,220,000
  Notes payable-related party                                     110,029
  Accounts payable                                                872,082
  Accrued expenses                                                695,432
  Deferred revenue                                                 57,319
  Obligations under capital leases-current                        137,943
  Accrued litigation settlement                                   478,997
--------------------------------------------------------------------------------

Total current liabilities                                       3,735,057

Note Payable, less current maturities                                   0
Obligations under capital  leases                               2,002,040
--------------------------------------------------------------------------------

Total liabilities                                               5,737,097
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized,  no shares issued and outstanding at
    March 31, 1998                                                      0


  Common stock, no par value, 2,000,000,000 shares
    authorized;
    10,798,092 shares issued and outstanding,
    at March 31, 1998                                          12,357,868

  Additional paid-in capital                                    2,054,586
  Accumulated deficit                                          (8,750,057)
--------------------------------------------------------------------------------

Total stockholders' equity                                      5,662,397
--------------------------------------------------------------------------------

                                                              $11,399,494

================================================================================

                 See accompanying notes to financial statements



PART I, FINANCIAL INFORMATION, Item 1. Financial Statements

                                     DCX, Inc. and Subsidiaries
                         Condensed and Consolidated Statements of Operations
                                            (Unaudited)

                                                   Six months ended                   Three months ended
                                                       March 31                           March 31
                                                1998              1997             1998               1997
-------------------------------------------------------------------------------------------------------------------
Revenues                                     $3,674,381       $       --         $1,873,452         $      --

Cost of sales
  Salaries and employee benefits              2,481,372          193,618          1,209,978            116,411
  Direct contract costs                         621,424               --            296,373                 --
  Other operating costs                       1,744,672          141,671            921,531             65,239
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                      4,847,468          335,289          2,427,882           (171,650)
-------------------------------------------------------------------------------------------------------------------
Operating loss                               (1,173,087)        (335,289)          (554,430)          (171,650)

Other income (expense):
  Interest expense                             (198,653)         (69,764)          (103,947)           (39,614)
  Insurance proceeds & other income             133,855          404,658             74,198            403,587
  Other expense                                 (56,756)          (2,735)           (46,415)              (819)
-------------------------------------------------------------------------------------------------------------------
Total other income (expense)                   (121,554)         332,159             16,666            363,154
-------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations     (1,294,644)          (3,130)          (537,764)           191,504
Gain (Loss) from discontinued operations        (41,802)         280,995             68,157            267,618
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                            (1,336,446)         277,865           (469,607)           459,122
-------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                        14,910               --                 --                 --
Deemed preferred stock dividends                 83,333          166,666                 --                 --
-------------------------------------------------------------------------------------------------------------------
Net  income (loss) attributable to
  common stock shareholders                 $(1,434,689)        $111,199          $(469,607)          $459,122
-------------------------------------------------------------------------------------------------------------------

Basic income (loss) per common share:
  From continuing operations                $      (.14)        $     --          $    (.05)          $    .04
  From discontinued operations                       --              .06                .01                .06
  Deemed and preferred stock dividends             (.01)            (.04)                --                 --
-------------------------------------------------------------------------------------------------------------------
Basic income (loss)
  per common share:                         $       (.15)       $    .02          $    (.04)          $    .10
-------------------------------------------------------------------------------------------------------------------
Basic weighted average number of
  common shares outstanding                    9,395,562      4, 501,174         10,481,942          4,554,656
-------------------------------------------------------------------------------------------------------------------

  Diluted income (Loss) per common
    share outstanding
 From continuing operations                 $      (.14)        $     --          $    (.05)          $    .03
  From discontinued operations                       --              .05                .01                .04
  Deemed and preferred stock dividends             (.01)            (.03)                --                 --
-------------------------------------------------------------------------------------------------------------------
Diluted income (loss)
  per common share:                         $      (.15)        $    .02          $    (.04)          $    .08
-------------------------------------------------------------------------------------------------------------------
Diluted weighted average number of shares
of common stock outstanding                   9,395,562        5,896,285          10,481,942         5,949,767
===================================================================================================================

                                See accompanying notes to financial statements



PART I, FINANCIAL INFORMATION
Item 1. Financial Statements

                                      DCX, Inc. and Subsidiaries
                          Condensed and Consolidated Statements of Cash Flows
                                            (Unaudited)

For the Six-Month Periods Ended March 31,                           1998                  1997
----------------------------------------------------------------------------------------------------
Operating activities:
  Net  income (loss)                                          $(1,336,446)              $ 277,865
  Adjustment to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                                384,941                  45,955
     Stock options issued for services performed                  255,827                      --
      Write off of accumulated depreciation due to
         discontinued operations                                 (129,002)                     --
Changes in assets and liabilities:
     accounts receivable                                          188,466                (639,959)
     inventory                                                         --                (162,996)
     other assets                                                  54,291                ( 40,724)
     accounts payable                                            (506,618)                380,656
     accrued expense                                             (209,907)               ( 68,563)
     deferred revenue                                            (132,035)                     --
     litigation settlement liability                              (42,003)                     --
-----------------------------------------------------------------------------------------------------

Net cash used in operating activities                          (1,472,486)               (207,766)
-----------------------------------------------------------------------------------------------------

Investing activities:
 Receipt from sale of assets                                    1,100,000                      --
 Disposition (Acquisition) of property and equipment                2,445                    (712)
-----------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities             1,102,445                    (712)
-----------------------------------------------------------------------------------------------------

Financing activities:
   Decrease in checks writtten against future deposits          (106,332)                      --
   Payments on long-term debt, net                              (427,151)                 (53,662)
   Issuance of common stock                                      138,643                   31,083
   Issuance of convertible preferred stock                       212,500                  450,000
-----------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities             (182,340)                 427,421
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                 (552,381)                 218,943


Cash and cash equivalents, beginning of period                   582,326                  209,637
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $   29,945                 $428,580
====================================================================================================

                           See accompanying notes to financial statements

                                                5

                                    DCX, INC.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by DCX, INC. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. DCX, INC. believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1998, the consolidated results of its operations for the periods ended March 31, 1998, and 1997 and statements of cash flows for the periods then ended.

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

The consolidated results of operations for the three- and six-month periods ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year ending September 30, 1998. Further, these financial statements, as a result of the acquisition by the Company of PlanGraphics, Inc. on September 22, 1997 and the subsequent divestiture of all manufacturing operations, represent the results of the Company's geographic information systems operating subsidiary, PlanGraphics, Inc. which is viewed as the predecessor entity.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-KSB for September 30, 1997.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $4,000,000 with expirations through 2013. At March 31, 1998, the amount of the net operating loss carryforward balance is estimated at $4,965,000. The Company expects to incur a de minimis amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

The Company has filed with the Armed Services Board of Appeals an appeal of certain reprocurement costs related to the difference between the Company's contract price and the price incurred by DLA from the next lowest vendor as provided for in the Federal Acquisition Regulations. A hearing date has been set for September of 1998. The Company recorded a reserve of $521,000 for the loss in June, 1996; which is believed to be sufficient for the possible reprocurement costs. Subsequent to this quarter, counsel for DLA has requested mediation of the appeal. (See Note 6, Litigation, to the financial statements in Form 10-KSB for September 30, 1997.)

(5) Lease Obligations

The Company leases various equipment as well as facilities under capital leases that expire through the year 2002 as noted in Note 8 to the Financial Statements in Form 10-KSB, September 30, 1997.

(6) Subsequent Events

Common Stock. In April, 1998 the Company completed a private placement of its common stock which resulted in net proceeds of $532,500. The Company issued 500,000 shares of its common stock which are restricted from public trading in the absence of a registration statement.

Note Extension. During April, a note with a balance of $595,000 due on April 24, 1998 was extended to July 24, 1998. The Company is in further discussions with the holder of the note concerning a further extension.

7. Accounting for Preferred Stock Convertible at a Discount to the Market.

The statement of operations gives effect for a discount of 25% of the common stock which would result and be deemed to be an additional dividend to the holders of the Company's 6% convertible preferred stock sold on October 14, 1997. The convertible preferred stock is convertible into common stock at a 25% discount to the five day average market price of the common stock immediately preceding the conversion date which was lower than the five day average market price at the date of placement. This difference, $83,333 for the first quarter and $166,666 for the prior year first quarter, on the first possible date of conversion is an imputed discount and is deemed to be an additional dividend available to the holders of the preferred stock which reduces income available to common stock shareholders. Accordingly, it was reduced from cumulative net income to arrive at net income attributable to common shareholders.

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

Because the Company incurred net losses in the periods ending March 31, 1998 none of its outstanding options or warrants were included in the computation of diluted earnings per share for the current periods as their effect would be anti-dilutive. Total warrants and options outstanding at March 31, 1998 were 1,240,446 and 6,967,850, respectively and at March 31, 1997 they were 258,801and 1,163,310, respectively.

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

Pro Forma results of the discontinued defense manufacturing operations are:


Periods ending March 31,                        1998                                1997
------------------------            ----------------------------         ---------------------------


                                    Six Months       Three Months        Six Months     Three Months
Revenue from
  discontinued operations                 -0-               -0-          $2,537,167      $1,672,052

Gain (loss) from
  discontinued operations           $( 41,802)       $    68,157         $  280,005      $  267,618



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

Financial Condition:

Liquidity. Cash decreased $552,381 to a total of $29,945 from $582,326 at September 30, 1997. The decrease was primarily due the net operating loss for the quarter.

Presently, the Company has negative working capital of approximately $1,493,458. The primary reason for this decrease from the first quarter report is the reclassification of the real property note of $620,000 from long term debt into a current liability. The decrease from September 30, 1997 is caused primarily by reclassification of a long-term debt balance of $446,250 on a note payable current liabilities in light of the due date for payoff of the note and the reclassification of the real property note. The Company received an extended due date on the latter note to July 24, 1998 and is in discussions to further extend the note.

The Company's current ratio of total current assets to current liabilities decreased to .60:1 from 1.32:1 a year ago and is also a decrease from .91:1 at September 30, 1997.

The Company's liquidity could be adversely affected by the balloon payment of $585,000 required on July 24, 1998 if management is unable to successfully restructure the terms of the note through its current discussions or to find a replacement lender.

The Company has established a litigation settlement reserve for the possible costs connected with the Government's assertion of a claim for reprocurement costs by the Defense Logistics Agency related to a contract terminated for default. Presently the balance is about $479,000. The Company has entered into mediation at the request of the Government to settle the matter and does not anticipate a requirement for the entire amount. However, were the Company compelled to satisfy assertions for the entire balance, it anticipates that approximately $100,000 in would be liquidated in the form of common stock of the Company, $145,000 would require immediate cash payment, and the remainder, about $234,000 representing the reprocurement costs would be liquidated via a three-year payment plan as provided for in the Federal Acquisition Regulations. The immediate cash requirement of $145,000 would have to be disbursed from present cash balances (considering the private placement completed subsequent to the current reporting period, see Capital Resources, infra, and Note 6 to the financial statements, supra) or from a future fund raising effort.

Ability to Continue as a Going Concern. As a result of losses from operations, the forthcoming required balloon payment related to the subsidiary's debt, and negative working capital, the Company's ability to continue as a going concern remains in question. The report of the Company's independent certified accountant at September 30, 1997 includes a comment concerning substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue the operation of the Company includes: raising funds through additional debt or equity instruments, of which there can be no assurance; the recent completion of an investment banking agreement with a respected and prominent investment banking organization to negotiate a credit facility for additional acquisition and operating capital needs; expected increased cashflows from new contracts awarded during the past nine months on which revenue producing work has recently begun; and constraining the cost of operations coupled with an additional contingency plan to generate further cost reductions and improved cash flows.

Capital Resources. During the first quarter the Company sold a total of 250 shares of convertible preferred stock in a private offshore transaction which resulted in net funding of $212,500. In addition, the Company entered into an investment banking agreement with the intent of securing a credit facility large enough to support its near term acquisition program.

Subsequent to the end of this reporting period the Company completed a private placement of common stock which resulted in net proceeds of $532,500. (See Note 6 to the financial statements, above.)

The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.


Results of Operations:

(Readers of this report should take into account that the contract electronic manufacturing operations of the Company during FY 1997 and prior were discontinued upon sale of those assets and therefore are not relevant to analysis of the Company's going-forward expectations.

First Half of Fiscal Year 1998

Revenue for the first half of FY 1998 amounted to $3,674,381 and was generated entirely by the Company's operating subsidiary in geographic information systems and is not comparable with restated revenue of nil for the first half of the prior fiscal year. This level of current quarter revenue reflects a decline of about 27% from the subsidiary's revenue for the same period of the prior year. This decline from the subsidiary's prior year level of operations for the same quarter resulted from the winding down of a significant long-term contract and a delay in the commencement of work on replacement contract activity.

Total costs and expenses reached $4,847,471 or 131.9% of revenue. Approximately $1,079,840 was related to parent company general and administrative costs and is not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. Of this amount, approximately $257,363 was related to actions resulting from acquisition activities; and $196,000 of acquisition amortization expenses were also recorded. The balance was related to GIS operations and reflected a decrease from the costs for the same period, a year prior which were not publicly reported. The decline in GIS related costs resulted from management actions to reduce staffing and operating costs in response to the temporary decline in revenue.

Interest expense increased over that of the prior year by $128,889 as a result of the interest costs added from the GIS subsidiary acquired late in the fourth quarter of FY 1997. However, trend analysis of both parent and subsidiary interest expenses for the current period compared to interest expenses for the same period of FY 1997 reveals a decrease of 78% for the parent company due to certain leased manufacturing equipment costs no longer occurring because of the divestiture of manufacturing assets and due to the retirement of the SBA-held note and a decrease of about 15% in subsidiary generated interest expenses resulting from retirement of certain debt.

Other expense increased over the prior year total primarily due to acquisition expenses.

Insurance proceeds and other income decreased from prior year totals because the prior year totals included receipt of proceeds amounting to $400,000 from keyman life insurance policies carried on a former officer and director of the Company. No such proceeds were received during the current reporting period.

Discontinued operations total reflects a decrease in expenses related to the discontinued manufacturing operations.

Second Quarter of FY 1998.

Revenue for the second quarter of FY 1998 amounted to $1,873,452 and was generated entirely by the Company's operating subsidiary in geographic information systems and is not comparable with restated revenue of nil for the second quarter of the prior fiscal year. This level of current quarter revenue reflects a decline of approximately 25% from the subsidiary's revenue for the same period of the prior year. This decline from the subsidiary's prior year level of operations for the same quarter resulted from the winding down of a significant long-term contract and a delay in the commencement of work on replacement contract activity. It was, however, a very slight increase over the previous quarter revenue.

Total costs and expenses reached $2,427,882 or 129.6% of revenue. Approximately $314,100 was related to parent company general and administrative costs and is not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. Of this amount, approximately $125,000 was related to actions resulting from acquisition activities; and another $98,000 of acquisition amortization expenses were recorded also. The balance, $1,965,000, was related to GIS operations and reflected a decrease from the costs for the same period, a year prior which were not publicly reported. The decline in GIS related costs resulted from management actions to reduce staffing and operating costs in response to the temporary decline in revenue.

Interest expense increased over that of the prior year by $64,333 as a result of the interest costs added from the GIS subsidiary acquired late in the fourth quarter of FY 1997. However, trend analysis of both parent company interest ($6,452) and subsidiary interest ($88,254) for the current quarter compared to interest expenses for the same period of FY 1997 reveals a decrease of 78% for the parent company due to certain leased equipment costs no longer occurring because of the divestiture of manufacturing assets and due to the retirement of the SBA-held note and a decrease of 15% in subsidiary generated interest expenses resulting from retirement of certain debt.

Other expense increased over the prior year total primarily due to acquisition related expenses.

Insurance proceeds and other income decreased from prior year totals because the prior year totals included receipt of proceeds amounting to $400,000 from keyman life insurance policies carried on a former officer and director of the Company. No such proceeds were received during the current reporting period.

Discontinued operations total reflects a decrease in expenses related to the discontinued manufacturing operations.

Fiscal Year 1997 Periods Reported. Results were restated to conform to current year presentation. Therefor, manufacturing revenue and expenses, except for certain administrative and compensation expenses, were reclassified to discontinued operations. Pro Forma prior year results for the discontinued operations are located in Note 9 to the financial statements.

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

Contract Backlog

The Company's only operating subsidiary has reported a backlog of contracts and work assignments amounting to approximately $8.0 million. This work is related to geographic information systems. Accordingly, it does lend itself to useful comparison with the Company's manufacturing backlog from a year prior when there was $6.2 million of uncompleted work in the manufacturing backlog..

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the current quarter the Company filed amended Form 10-KSB for the fiscal year ended September 30, 1996. The filing amended certain regarding a counterclaim by Airtech International Corporation to read "the Company believes the allegations in the counterclaim are without merit" rather than that counsel believes so.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.


Reports on Form 8-K filed since the beginning of the current quarter:

Current Report on Form 8-K, dated March 18, 1998, reporting the appointment of Robert ("Robin") Vail as Chief Financial Officer on that date, that the Company entered into a letter of intent to acquire Earth Information Systems, Corp. of Austin, TX and reporting the status of NASDAQ listing requirements. (The Company and Earth Information Systems Corporation have not executed a definitive agreement as of this report.)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         D C X , I N C .

Dated: May 13, 1998


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