Form 10KSB/A
period 1997-09-30
DCX INC
filed 1998-05-21
CIK 783284

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

                                    PART II

Item 8-  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This Amendment No. 1 to Form 10-KSB for the fiscal year ending September 30, 1997, is filed to report certain changes to the Company's financial statements for fiscal 1997, attached hereto.


                                     PART IV

Item 13- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as a part of this report:

1. Financial Statements

2. Exhibit Index

The following exhibits are filed as part of this Report:



Exhibit
Number            Exhibit                                                      Page
--------          ---------                                                    ------
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

4.4               DCX, Inc. Equity Incentive Plan                             Note 12

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

4.13              Form of Option Agreement, dated July 31, 1997,
                  between the Company and Hamilton & Faatz, P.C.              Note 10

10.1              Executive Employment Agreement dated March 28, 1997
                  between the Company and G. Stephen Carreker.                Note 11

10.2              Executive Employment Agreement dated March 28, 1997
                  between the Company and Frederick G. Beisser.               Note 11

10.3              Executive Employment Agreement dated March 28, 1997
                  between the Company and D. Scott McReynolds.                Note 11

10.4              Executive Employment Agreement dated September 22, 1997
                  between the Company and John C. Antenucci.                  Note 12

10.5              Executive Employment Agreement dated September 22, 1997
                  between the Company and J. Gary Reed.                       Note 12




21.1              List of Subsidiaries                                        Page 18

27.1              Financial Data Schedule                                     Note 12




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

     12. Incorporated by Reference from Form 10-KSB for the fiscal year ended September 30, 1997.

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

     3. Current Report on Form 8-K, dated November 3, 1997, reporting appointment of additional members to the Company's Board of Directors.

     4.   Current  Report on Form 8-K/A,  dated  September  22,  1997.

     5.   Current Report on Form 8-K/A, dated October 8, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DCX, INC.


Date: 5/20/98                                 By:   /s/ Robin Vail
                                                   -----------------------------
                                                    Robin Vail, Chief Financial
                                                    Officer

Exhibit 1

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

Denver, Colorado
January 9, 1998

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

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Years Ended September 30,                                1997           1996
--------------------------------------------------------------------------------


Revenues (Note 2)                                   $    71,098     $      --

Cost and expenses:
  Salaries and employee benefits                        779,934         140,934
  Direct contract costs                                  16,032            --
  Other operating expenses                              799,556         491,548
--------------------------------------------------------------------------------

Total costs and expenses                              1,595,522         632,482
--------------------------------------------------------------------------------


Operating loss                                       (1,524,424)       (632,482)

Other income (expense):
  Other income (Note 5)                                  19,603          25,936
  Interest expense                                     (126,263)       (155,757)
  Life insurance proceeds (Note 14)                     400,000            --
--------------------------------------------------------------------------------

Total other income (expense)                            293,340        (129,281)
--------------------------------------------------------------------------------

Loss before extraordinary gain                       (1,231,084)       (762,303)
Extraordinary gain on settlement of debt                278,019          82,826
--------------------------------------------------------------------------------

Net loss from continuing operations                    (953,065)       (679,477)
Loss from discontinued operations (Note 3)           (1,598,313)       (374,177)
--------------------------------------------------------------------------------

Net loss                                            $(2,551,378)    $(1,053,654)
--------------------------------------------------------------------------------

Preferred stock dividends                           $     9,674     $      --
Deemed preferred stock dividends                    $   892,592     $      --
--------------------------------------------------------------------------------

Net loss attributable to common stockholders        $(3,453,644)    $(1,053,654)
Loss per common share:
  Loss before extraordinary item                    $      (.26)    $      (.18)
  Extraordinary item                                $       .06     $       .02
  Loss from continuing operations                   $      (.20)    $      (.16)
  Loss from discontinued operations                 $      (.33)    $      (.09)
  Loss attributable to common stockholders          $      (.72)    $      (.25)
--------------------------------------------------------------------------------

Weighted average number of shares
  of common stock outstanding                         4,772,020       4,287,437
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
                        ========================================================



                         The proforma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisitions been completed for such periods.

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

                         Notes Payable - Related Party

                         Total amounts under related party notes to a minority shareholder were $605,184 at September 30, 1997. The Company restructured these notes on October 10, 1997 by converting $289,902 of the related party note payable into 170,531 shares of common stock, paying $150,000 in cash and issuing a note with an interest rate of 10%. The note requires monthly payments of $14,000 principal and interest through October 15, 1998 and the remaining balance of approximately $2,200 is due on November 15, 1998.

                         Certain voting provisions relating to these related party notes were cancelled with the restructuring of the notes.

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

11.   Commitments       Self Insurance

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