Form 10QSB
period 1998-06-30
INTEGRATED SPATIAL INFORMATION SYSTEMS INC
filed 1998-08-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    --------------

Commission file number 0-14273

                 Integrated Spatial Information Solutions, Inc.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          COLORADO                                  84-0868815
-------------------------------                  ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


                  200 West Forsyth St., Jacksonville, FL 32202
                  --------------------------------------------
                       (Address of principal executive offices)
                                   (Zip Code)


                                 (904) 346-1319
               --------------------------------------------------
              (Registrant's telephone number, including area code)


          DCX, Inc., 1597 Cole Boulevard, Suite 300B, Golden, CO 80401
                               Tel: (303) 274-8708
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

          11,578,092 Common Shares were outstanding as of June 30, 1998.

Transitional Small Business Format: Yes       No    X
                                       -----     -----

                                           Number of pages in this report is 11.

PART I, FINANCIAL INFORMATION
Item 1. Financial Statements

         Integrated Spatial Information Solutions, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheet

                                                                     June 30
                                                                       1998
                                                                   (Unaudited)
                                                                   -----------
Assets

Current:
  Cash and cash equivalents                                             172,996
  Accounts receivable                                                 2,245,473
  Prepaid expenses                                                      173,075
                                                                   ------------


Total current assets                                                  2,591,544
                                                                   ------------


Property and equipment:

At cost                                                               4,021,982
    Less: accumulated depreciation                                     (605,563)
                                                                   ------------

  Net property and equipment                                          3,416,419
                                                                   ------------

Other Assets:
   Other                                                                154,569
   Capitalized software                                                 197,196
   Goodwill                                                           5,241,858
Total other assets                                                    5,593,623
                                                                   ------------

                                                                   $ 11,601,586
                                                                   ============


                 See accompanying notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

         Integrated Spatial Information Solutions, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheet


                                                                    June 30
                                                                      1998
                                                                   (Unaudited)
                                                                   -----------
Liabilities and Stockholders' Equity

Current:

Notes payable-current portion                                           755,651
  Notes payable-related party                                           110,029
  Accounts payable                                                      751,568
  Accrued expenses                                                      737,989
  Deferred revenue                                                      174,879
  Obligations under capital leases-current                              155,752
  Accrued litigation settlement                                         478,997
                                                                   ------------

Total current liabilities                                             3,164,865

Note Payable, less current maturities                                   429,997
Obligations under capital  leases                                     1,999,962
                                                                   ------------

Total liabilities                                                     5,594,824


Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized,  no shares issued and outstanding at
    June 30, 1998                                                             0


  Common stock, no par value, 2,000,000,000 shares
    authorized;
    11,578,092 shares issued and outstanding,
    at June 30, 1998                                                 12,984,899

  Additional paid-in capital                                          2,213,650
  Accumulated deficit                                                (9,191,787)
                                                                   ------------

Total stockholders' equity                                            6,006,762
                                                                   ------------

                                                                   $ 11,601,586
                                                                   ============

                 See accompanying notes to financial statements



PART I, FINANCIAL INFORMATION, Item 1. Financial Statements

                         Integrated Spatial Information Solutions, Inc. and Subsidiaries
                        Condensed and Consolidated Statements of Operations (See Note 9)

                                                                          (Unaudited)
                                                    Nine months ended                   Three months ended
                                                         June 30                              June 30
                                                  1998              1997               1998             1997
----------------------------------------------------------------------------------------------------------------

Revenues                                      $  5,891,818      $       --        $  2,217,437      $       --
Cost of sales
  Salaries and employee benefits                 3,738,619           310,029         1,257,247           116,411
  Direct contract costs                            966,088              --             344,664              --
  Other operating costs                          2,725,769           206,903           981,097            65,232
                                              ------------      ------------      ------------      ------------
Total costs and expenses                         7,430,476           516,932         2,583,008          (171,643)
                                              ------------      ------------      ------------      ------------


Operating loss                                  (1,538,658)         (516,932)         (365,571)         (171,643)

Other income (expense):
  Interest expense                                (311,396)         (101,622)         (112,743)          (31,858)
  Insurance proceeds & other income                176,916           419,898            32,701            13,904
  Other expense                                    (62,823)           (4,152)           (6,067)           (1,417)
                                              ------------      ------------      ------------      ------------
Total other income (expense)                      (197,303)          313,940           (86,109)           (9,371)
                                              ------------      ------------      ------------      ------------
Loss before extraordinary gain                  (1,735,961)         (202,992)         (451,680)         (191,014)
  Gain on extinguishment of debt                      --             267,050              --             267,050
Income (loss) from continuing operations        (1,735,961)           64,058          (451,680)           76,036
Gain (Loss) from discontinued operations           (42,215)          248,332              (413)          (41,510)
                                              ------------      ------------      ------------      ------------

Net income (loss)                               (1,778,176)          312,390          (452,093)           34,526
                                              ------------      ------------      ------------      ------------
Preferred stock dividends                           14,910              --                --                --
Deemed preferred stock dividends                    83,333           166,666              --                --
                                              ------------      ------------      ------------      ------------
Net  income (loss) attributable to
  common stock shareholders                   $ (1,876,419)     $    145,724      $   (452,093)     $     34,526
                                              ------------      ------------      ------------      ------------
Basic income (loss) per common share:
  From continuing operations                  $       (.18)     $        .01      $       (.04)     $        .02
  From discontinued operations                        --                 .05               .00              (.01)
  Deemed and preferred stock dividends                (.01)             (.04)             --                --
Basic income (loss)
  per common share:                           $       (.19)     $        .02      $       (.04)     $        .01
                                              ------------      ------------      ------------      ------------
Basic weighted average number of
  common shares outstanding                      9,863,072        4, 613,600        10,441,759         4,554,656
                                              ------------      ------------      ------------      ------------
  Diluted income (Loss) per common
    share outstanding
 From continuing operations                   $       (.18)     $       --        $       (.04)     $        .03
  From discontinued operations                        --                 .05               .00               .04
  Deemed and preferred stock dividends                (.01)             (.03)             --                --
Diluted income (loss)
  per common share:                           $       (.19)     $        .03      $       (.04)     $        .08
                                              ------------      ------------      ------------      ------------
Diluted weighted average number of shares
of common stock outstanding                      9,863,072         5,896,285        11,441,759         5,949,767
                                              ------------      ------------      ------------      ------------
                                                                                                    ------------

                                 See accompanying notes to financial statements




PART I, FINANCIAL INFORMATION
Item 1. Financial Statements

           Integrated Spatial Information Solutions, Inc. and Subsidiaries
                 Condensed and Consolidated Statements of Cash Flows
                                     (Unaudited)


For the Nine-Month Periods Ended June 30,                   1998            1997
-----------------------------------------------------------------------------------


Operating activities:
  Net  income (loss)                                     $(1,778,176)   $   277,865
  Adjustment to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                           580,982         45,955
     Stock options issued for services performed             412,577           --
      Write off of accumulated depreciation due to
         discontinued operations                            (129,002)          --
Changes in assets and liabilities:
     accounts receivable                                      (8,905)      (639,959)
     inventory                                                  --         (162,996)
     other assets                                             64,892        (40,724)
     accounts payable                                       (598,490)       380,656
     accrued expense                                        (179,347)       (68,563)
     deferred revenue                                        (14,475)          --
     litigation settlement liability                         (42,003)          --
                                                         -----------    -----------


Net cash used in operating activities                     (1,691,947)      (207,766)


Investing activities:
 Receipt from sale of assets                               1,104,125           --
 Purchase of property and equipment                          (57,722)          (712)
                                                         -----------    -----------

Net cash provided by (used in) investing activities        1,046,403           (712)
                                                         -----------    -----------

Financing activities:
   Decrease in checks writtten against future deposits      (269,587)          --
   Payments on long-term debt, net                          (464,873)       (53,662)
   Issuance of common stock                                  758,174         31,083
   Issuance of convertible preferred stock                   212,500        450,000
                                                         -----------    -----------

Net cash provided by (used in) financing activities          236,214        427,421
                                                         -----------    -----------

Net increase (decrease) in cash                              409,330        218,943


Cash and cash equivalents, beginning of period               582,326        209,637
                                                         -----------    -----------


Cash and cash equivalents, end of period                 $   172,699    $   428,580
                                                         -----------    -----------


                   See accompanying notes to financial statements


         Integrated Spatial Information Solutions, Inc. and Subsidiaries

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared BY INTEGRATED SPATIAL INFORMATION SOLUTIONS, INC. ("Integrated"), formerly DCX, Inc. (the name was changed effective with shareholder approval on June 26, 1998), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Integrated believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1998, the consolidated results of its operations for the periods ended June 30, 1998, and 1997 and statements of cash flows for the periods then ended.

The accounting policies followed by the Company are set forth in the annual report of September 30, 1997, filed on Form 10-KSB, and the audited consolidated financial statements therein with the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Integrated later in the year.

The consolidated results of operations for the three- and nine-month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year ending September 30, 1998. Further, these financial statements, as a result of the acquisition by the Company of PlanGraphics, Inc. on September 22, 1997 and the subsequent divestiture of all manufacturing operations, represent the results of the Company's geographic information systems operating subsidiary, PlanGraphics, Inc. which is viewed as the predecessor entity, and certain costs from discontinued manufacturing operations.

(2) Revenue and Cost Recognition

Revenues are recognized as services are rendered. Contract costs include direct labor and material costs, subcontractor costs and certain indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $4,000,000 with expirations through 2013. At June 30, 1998, the amount of the net operating loss carryforward balance is estimated at $5,780,000. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

The Company has filed with the Armed Services Board of Appeals an appeal of certain reprocurement costs related to the difference between the Company's contract price and the price incurred by Defense Logistics Agency (DLA) from the next lowest vendor as provided for in the Federal Acquisition Regulations. A hearing date has been set for September of 1998. The Company recorded a reserve of $521,000 for the loss in June, 1996; which is believed to be sufficient for the possible reprocurement costs. During the current quarter, counsel for DLA has requested mediation of the appeal. (See Note 6, Litigation, to the financial statements in Form 10-KSB for September 30, 1997.)

(5) Lease Obligations

The Company leases various equipment as well as facilities under capital leases that expire through the year 2020 as noted in Note 8 to the Financial Statements in Form 10-KSB, September 30, 1997.

(6) Subsequent Events

Note Extension. During July the Company's operating subsidiary renegotiated the terms of its asset based line of credit and certain other debt both of which were held by the same lending institution. As a result of this, the maturity date was established as July 24, 2001 and total of $429,997 were reclassified from current liabilities to long-term debt.

(7) Accounting for Preferred Stock Convertible at a Discount to the Market.

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

(8) Net Loss Per Common Share.

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

Because the Company incurred net losses in the periods ending June 30, 1998 none of its outstanding options or warrants were included in the computation of diluted earnings per share for the current periods as their effect would be anti-dilutive. Total warrants and options outstanding at June 30, 1998 were 1,613,413 and 4,761,922, respectively and at June 30, 1997 they were 483,801 and 1,503,310, respectively.

(9) Restatement of Prior Year Results of Operations for Discontinued Operations.

The Statement of Results of Operations for the prior year period has been restated to conform to the current presentation. Revenue and related expenses of the discontinued manufacturing operations have been reclassified to a separate caption titled "Loss on discontinued operations" for both fiscal years in the current report.

Pro Forma results of the discontinued defense manufacturing operations are:

Periods ending June 30,               1998                       1997
-----------------------     ------------------------- --------------------------

                            Nine Months  Three Months  Nine Months  Three Months
Revenue from
  discontinued operations         -0-          -0-    $ 2,537,167   $ 1,672,052

Gain (loss) from
  discontinued operations   $ (42,215)   $    (413)   $   248,332   $   (41,510)

PART 1, ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Forward-Looking Statements. This quarterly report contains certain forward-looking statements that describe the future business, prospects, actions and possible results of Integrated Spatial Information Solutions, Inc. (the "Company") and the expectations of the Company and its management which are not historical facts and therefore constitute forward-looking statements as contemplated in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. As a result, there also can be no assurance that the forward-looking statements included herein will prove to be accurate or that the objectives and plans of the Company will be achieved.

Financial Condition:

Liquidity. Cash increased $142,754 over the prior quarter to a total of $172,699. The total was a decrease of $448,547 from $582,326 at September 30, 1997. The increase during the quarter resulted from a private placement netting $532,500 offset by operating requirements.

Presently, the Company has negative working capital of approximately $573,321. The primary reason for the improvement over the prior quarter report is the reclassification of the line of credit note. Subsequent to the end of the quarter, the Company and its operating subsidiary completed the restructuring of an asset-based line of credit from a short-term note to a 36-month note. As a result, about $430,000 of debt was reclassified from short-term to long-term. However, the decrease from September 30, 1997 is caused primarily by reclassification of a long-term real property related note payable to current liabilities.

The Company's current ratio of total current assets to current liabilities decreased to .82:1 from 1.37:1 a year ago and reflects a slight deterioration from .91:1 at September 30, 1997.

The Company has established a litigation settlement reserve for the possible costs connected with the Government's assertion of a claim for reprocurement costs by the Defense Logistics Agency related to a contract terminated for default. Presently the balance is about $479,000. The Company has entered into mediation at the request of the Government to settle the matter and does not anticipate a requirement for the entire amount. However, were the Company compelled to satisfy assertions for the entire balance, it anticipates that approximately $100,000 would be liquidated in the form of common stock of the Company, $145,000 would require immediate cash payment, and the remainder, about $234,000 representing the reprocurement costs would be liquidated via a three-year payment plan as provided for in the Federal Acquisition Regulations. The immediate cash requirement of $145,000 would have to be disbursed from cash flows or from a future financing effort.

Ability to Continue as a Going Concern. As a result of losses from operations and negative working capital, the Company's ability to continue as a going concern remains in question. The report of the Company's independent certified accountant at September 30, 1997 includes a comment concerning substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue the operation of the Company includes: raising funds through additional debt or equity instruments, of which there can be no assurance; the recent completion of an investment banking agreement with a respected and prominent investment banking organization to negotiate a credit facility for additional acquisition and operating capital needs; expected increased cashflows from new contracts awarded during the past nine months on which revenue producing work has recently begun; and constraining the cost of operations coupled with an additional contingency plan to generate further cost reductions and improved cash flows.

Capital Resources. During the current reporting period the Company completed a private placement of common stock which resulted in net proceeds of $532,500. In addition, the Company previously entered into an investment banking agreement with the intent of securing a credit facility large enough to support its near term acquisition program.

The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.

Results of Operations:

(Readers of this report should take into account that the contract electronic manufacturing operations of the Company during Fiscal Year (FY) 1997 and prior were discontinued upon sale of those assets and therefore are not relevant to analysis of the Company's going-forward expectations.

Nine Months of Fiscal Year 1998

Revenue for the nine months of FY 1998 amounted to $5,891,818 and was generated entirely by the Company's operating subsidiary in geographic information systems and is not comparable with restated revenue of nil for the first half of the prior fiscal year. This level of current period revenue reflects a decline of about 12% from the subsidiary's revenue for the same period of the prior year. This decline from the subsidiary's prior year level of operations for the same quarter resulted from the winding down of a significant long-term contract and a delay in the commencement of work on replacement contract activity. Concurrently, the Company's operating subsidiary generated net profits in each of the months during the current quarter.

Total consolidated costs and expenses reached $7,430,476 or 126.1% of revenue. Approximately $2,343,858 was related to parent company general and administrative costs and is not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. Of this amount, approximately $375,363 was related to actions resulting from acquisition activities; and $294,000 of acquisition amortization expenses were also recorded. The balance was related to GIS operations and reflected a decrease of approximately 10% from the costs for the same period, a year prior which were not publicly reported. The decline in GIS related costs resulted from management actions to reduce staffing and operating costs in response to the temporary decline in revenue.

Interest expense increased over that of the prior year by $209,774 as a result of the interest costs added from the GIS subsidiary acquired late in the fourth quarter of FY 1997. However, trend analysis of both parent and subsidiary interest expenses for the current period compared to interest expenses for the same period of FY 1997 reveals a decrease of 27% for the parent company due to certain leased manufacturing equipment costs no longer occurring because of the divestiture of manufacturing assets and due to the retirement of the SBA-held note and a decrease of about 15% in subsidiary generated interest expenses resulting from retirement of certain debt.

Insurance proceeds and other income decreased from prior year totals because the prior year totals included receipt of proceeds amounting to $400,000 from keyman life insurance policies carried on a former officer and director of the Company. No such proceeds were received during the current reporting period.

Discontinued operations total reflects a small increase in expenses related to the discontinued manufacturing operations.

Third Quarter of FY 1998.

Revenue for the third quarter of FY 1998 amounted to $2,217,437, and was generated entirely by the Company's operating subsidiary in geographic information systems and is not comparable with restated revenue of nil for the second quarter of the prior fiscal year. This level of current quarter revenue reflects an increase of approximately 13% from the subsidiary's revenue for the same period of the prior year. This decline from the subsidiary's prior year level of operations for the same quarter resulted from the winding down of a significant long-term contract and a delay in the commencement of work on replacement contract activity.

Total costs and expenses reached $2,583,008 or 116.5% of revenue. Approximately $364,751 was related to parent company general and administrative costs and is not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. Of this amount, approximately $223,000 was related to actions resulting from acquisition activities; and another $98,000 of acquisition amortization expenses were recorded also. The balance was primarily related to GIS operations and reflected a slight increase from the costs for the same period, a year prior which were not publicly reported. The increase in GIS related costs resulted from increased compensation, increased proposal costs and subcontracting costs.

Interest expense increased over that of the prior year by $80,885 as a result of the interest costs added from the GIS subsidiary acquired late in the fourth quarter of FY 1997. However, trend analysis of both parent company interest ($23,250) and subsidiary interest ($148,197) for the current quarter compared to interest expenses for the same period of FY 1997 reveals a decrease of 27% for the parent company due to certain leased equipment costs no longer occurring because of the divestiture of manufacturing assets and due to the retirement of the SBA-held note and a decrease of about 10% in subsidiary generated interest expenses resulting from retirement of certain debt.

Discontinued operations total reflects a decrease in expenses related to the discontinued manufacturing operations.


Contract Backlog

The Company's only operating subsidiary has reported a backlog of contracts and work assignments amounting to approximately $7.7 million. This work is related to geographic information systems. Accordingly, it does not lend itself to useful comparison with the Company's manufacturing backlog from a year prior when there was $3.6 million of uncompleted work in the manufacturing backlog..

Year 2000 Issues.

The Company has completed a review of the extent to which its own computer systems and hardware, and non-information technology equipment are capable of operating on and after January 1, 2000 without error or other deficiency ("Year 2000 Compliance"). The Company's review has included informal inquiries of its material suppliers and customers as to the Year 2000 compliance of their systems and equipment. The Company believes its systems, software and related applications are presently Year 2000 compliant. The Company, based upon its informal inquiries, further believes that its material suppliers' and customers' compliance programs are compliant or should be completed on schedule on or before December 31, 1998. To date, the Company's Year 2000 Compliance expenditures have not been material and are not expected to be material. The failure of the Company or any of its material suppliers and customers to timely achieve Year 2000 Compliance could have a material impact on the operations of the Company. The Company's contingency plans in the event of any such material impact are to provide direct consulting and programming services to affected customers. There can be no assurance that the Company and/or its material customers and suppliers will timely attain Year 2000 Compliance with absolute certainty, or that the impacts of broader compliance failures by telecommunications, mail, data transfer or other utility or general service providers or government or private entities will not have a material adverse effect upon the Company.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION.

The letter of intent with Earth Information Systems Corp. of Austin, TX reported on Form 8-K, dated March 18, 1998, expired; the parties to the letter of intent did not execute any further agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.


Reports on Form 8-K filed since the beginning of the current quarter:

Current Report on Form 8-K, dated June 26, 1998, reported the results of the shareholder voting at the Company's annual meeting, the reelection of the Board of Directors, the new name of "Integrated Spatial Information Solutions, Inc." and the appointment of a new director, Gary S. Murray, to the Board of Directors at the Annual Directors' Meeting, and the new trading symbol of ISSS.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Integrated Spatial Information Solutions, Inc.

Dated: August 14, 1998


                                 /S/  Fred Beisser
                                 -----------------------------------------------
                                 Frederick G. Beisser
                                 Vice President-Finance & Administration,
                                 Secretary & Treasurer and Principal Financial Accounting Officer