Form 10QSB/A
period 1998-06-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 1998-10-13
CIK 783284

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

                                           Number of pages in this report is 11.

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------


         Integrated Spatial Information Solutions, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheet

                                                         June 30
                                                           1998
                                                        (Unaudited)
--------------------------------------------------------------------------------


Assets

Current:
  Cash and cash equivalents                                172,996
  Accounts receivable                                    2,245,473
  Prepaid expenses                                         173,075
--------------------------------------------------------------------------------


Total current assets                                     2,591,544
--------------------------------------------------------------------------------


Property and equipment:

At cost                                                  4,021,982
    Less: accumulated depreciation                        (605,563)
--------------------------------------------------------------------------------

  Net property and equipment                             3,416,419
--------------------------------------------------------------------------------

Other Assets:
   Other                                                   154,569
   Capitalized software                                    197,196
   Goodwill                                              5,241,858
--------------------------------------------------------------------------------
Total other assets                                       5,593,623
--------------------------------------------------------------------------------

                                                       $11,601,586
================================================================================


                 See accompanying notes to financial statements

PART I, FINANCIAL INFORMATION

Item 1. Financial Statements

         Integrated Spatial Information Solutions, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheet


                                                          June 30
                                                            1998
                                                        (Unaudited)
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current:

Notes payable-current portion                              755,651
  Notes payable-related party                              110,029
  Accounts payable                                         751,568
  Accrued expenses                                         737,989
  Deferred revenue                                         174,879
  Obligations under capital leases-current                 155,752
  Accrued litigation settlement                            478,997
--------------------------------------------------------------------------------

Total current liabilities                                3,164,865

Note Payable, less current maturities                      429,997
Obligations under capital  leases                        1,999,962
--------------------------------------------------------------------------------

Total liabilities                                        5,594,824


Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized,  no shares issued and outstanding at
    June 30, 1998                                                0


  Common stock, no par value, 2,000,000,000 shares
    authorized;
    11,578,092 shares issued and outstanding,
    at June 30, 1998                                    12,984,899

  Additional paid-in capital                             2,213,650
  Accumulated deficit                                   (9,191,787)
--------------------------------------------------------------------------------

Total stockholders' equity                               6,006,762
--------------------------------------------------------------------------------

                                                       $11,601,586
================================================================================

                 See accompanying notes to financial statements


PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                           Integrated Spatial Information Solutions, Inc. and Subsidiaries
                          Condensed and Consolidated Statements of Operations (See Note 9)
                                                (Unaudited and amended)

                                                            Nine months ended                   Three months ended
                                                                 June 30                              June 30
                                                         1998              1997               1998              1997
-----------------------------------------------------------------------------------------------------------------------

Revenues                                             $  5,891,818      $       --        $  2,217,437      $       --
Cost of sales
  Salaries and employee benefits                        3,738,619           310,029         1,257,247           116,411
  Direct contract costs                                   966,088              --             344,664              --
  Other operating costs                                 2,725,769           206,903           981,097            65,232
Total costs and expenses                                7,430,476           516,932         2,583,008          (171,643)
-----------------------------------------------------------------------------------------------------------------------

Operating loss                                         (1,538,658)         (516,932)         (365,571)         (171,643)

Other income (expense):
  Interest expense                                       (311,396)         (101,622)         (112,743)          (31,858)
  Insurance proceeds & other income                       176,916           419,898            32,701            13,904
  Other expense                                           (62,823)           (4,152)           (6,067)           (1,417)
Total other income (expense)                             (197,303)          313,940           (86,109)          (19,371)
-----------------------------------------------------------------------------------------------------------------------
Loss before extraordinary gain                         (1,735,961)         (202,992)         (451,680)         (191,014)
  Gain on extinguishment of debt                             --             267,050              --             267,050
Income (loss) from continuing operations               (1,735,961)           64,058          (451,680)           76,036
Gain (Loss) from discontinued operations                  (42,215)          248,332              (413)          (41,510)
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                      (1,778,176)          312,390          (452,093)           34,526
-----------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                  14,910              --                --                --
Deemed preferred stock dividends                           83,333           166,666              --                --
-----------------------------------------------------------------------------------------------------------------------
Net  income (loss) attributable to
  common stock shareholders                          $ (1,876,419)     $    145,724      $   (452,093)     $     34,526
=======================================================================================================================
Basic income (loss) per common share:
  Before extraordinary item                          $       (.18)     $       (.04)     $       (.04)     $       (.04)
  Extraordinary item                                         --                 .06               .00               .06
  From continuing operations                         $       (.18)     $        .01      $       (.04)     $        .02
  From discontinued operations                               --                 .05               .00              (.01)
  Deemed and preferred stock dividends                       (.01)             (.04)             --                --
-----------------------------------------------------------------------------------------------------------------------
  Basic income (loss)
  per common share:                                  $       (.19)     $        .03      $       (.04)     $        .01
-----------------------------------------------------------------------------------------------------------------------
Basic weighted average number of
  common shares outstanding                             9,863,072        4, 613,600        10,441,759         4,554,656
-----------------------------------------------------------------------------------------------------------------------
Diluted income (Loss) per common
    share outstanding
  Before extraordinary item                          $       (.18)     $       (.03)     $       (.04)     $       (.03)
  Extraordinary item                                         --                 .05              --                 .04
  From continuing operations                                 (.18)              .01              (.04)              .01
  From discontinued operations                               --                 .04               .00              (.01)
  Deemed and preferred stock dividends                       (.01)             (.03)             --                --
-----------------------------------------------------------------------------------------------------------------------
Diluted income (loss)
  per common share:                                  $       (.19)     $        .02      $       (.04)     $        .01
-----------------------------------------------------------------------------------------------------------------------
Diluted weighted average number of shares
  of common stock outstanding                           9,863,072         5,896,285        11,441,759         5,949,767
=======================================================================================================================


                                    See accompanying notes to financial statements

                                                         4



PART I, FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

         Integrated Spatial Information Solutions, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Cash Flows
                             (Unaudited and amended)

For the Nine-Month Periods Ended June 30,                  1998          1997
--------------------------------------------------------------------------------

Operating activities:
  Net  income (loss)                                   $(1,778,176)    $ 312,390
  Adjustment to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                         586,496        69,026
     Gain on extinguishment of debt                             --      (267,050)
     Stock options issued for services performed           412,577            --
      Write off of accumulated depreciation due to
         discontinued operations                          (129,002)           --
Changes in assets and liabilities:
     accounts receivable                                    (8,905)     (708,805)
     inventory                                                  --      (109,449)
     other assets                                           64,892       (79,306)
     accounts payable                                     (599,916)      327,422
     accrued expense                                      (179,347)       76,202
     deferred revenue                                      (14,475)           --
     litigation settlement liability                       (42,003)           --
--------------------------------------------------------------------------------

Net cash used in operating activities                   (1,687,859)     (379,570)
--------------------------------------------------------------------------------

Investing activities:
 Receipt from sale of assets                             1,104,125            --
 Purchase of property and equipment                       ( 57,722)       (3,144)
--------------------------------------------------------------------------------

Net cash provided by (used in) investing activities      1,046,403        (3,144)
--------------------------------------------------------------------------------

Financing activities:
   Decrease in checks writtten against future deposits    (269,587)           --
   Payments on long-term debt, net                        (464,873)     (128,925)
   Issuance of common stock                                758,174        35,449
   Issuance of convertible preferred stock                 212,500       450,000
--------------------------------------------------------------------------------

Net cash provided by (used in) financing activities        236,214       356,524
--------------------------------------------------------------------------------

Net increase (decrease) in cash                           (409,330)      (26,190)

Cash and cash equivalents, beginning of period             582,326       209,637
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                 $ 172,996      $183,447
================================================================================


                 See accompanying notes to financial statements

                                       5

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

Pro Forma results of the discontinued defense manufacturing operations are:



Periods ending June 30,                 1998                                 1997
-----------------------      -----------------------------       -----------------------------

                             Nine Months      Three Months       Nine Months      Three Months
Revenue from
  discontinued operations         -0-                 -0-         $2,537,167      $1,672,052

Gain (loss) from
  discontinued operations    $( 42,215)       $      (413)        $  248,332      $   41,510)


                                                      7

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

Financial Condition (Amended):

Liquidity. Cash increased $143,051 over the prior quarter to a total of $172,996. The total was a decrease of $409,330 from $582,326 at September 30, 1997. The increase during the quarter resulted from a private placement netting $532,500 offset by operating requirements.

Presently, the Company has negative working capital of approximately $573,321. The primary reason for the improvement over the prior quarter report is the reclassification of the line of credit note to long-term debt. Subsequent to the end of the quarter, the Company and its operating subsidiary completed the restructuring of an asset-based line of credit from a short-term note to a 36-month note. As a result, about $430,000 of debt was reclassified from short-term to long-term. However, the decrease from September 30, 1997 is caused primarily by reclassification of a long-term real property related note payable to current liabilities.

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

                                  Integrated Spatial Information Solutions, Inc.

Dated: October 13, 1998


                                   /S/  Fred Beisser
                                   ---------------------------------------------
                                   Frederick G. Beisser
                                   Vice President-Finance & Administration,
                                   Secretary & Treasurer and Principal Financial Accounting Officer