Form 10KSB/A
period 1997-09-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 1998-10-29
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A-2

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

Transitional Small Business Disclosure Format:  Yes [    ];  No [ X ]

                                    PART II

Item 8-  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This Amendment No. 2 to Form 10-KSB for the fiscal year ending September 30, 1997, is filed to report certain changes to Note 2 to the Company's financial statements for fiscal 1997, attached hereto.


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

     3. Current Report on Form 8-K, dated November 3, 1997, reporting appointment of additional members to the Company's Board of Directors.

     4.   Current Report on Form 8-K/A, dated September 22, 1997.

     5.   Current Report on Form 8-K/A, dated October 8, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DCX, INC.


Date: 10/29/98                                 By: /s/Robin Vail
                                                  -----------------------------
                                                  Robin Vail
                                                  Chief Financial Officer

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

                                                                       DCX, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Unaudited proforma consolidated results of operations:

                         September 30,                 1997              1996
                         ------------------------------------------------------


                        Revenue                   $  8,204,236     $  7,985,750


                        Loss from continuing
                        operations                  (2,614,832)        (178,905)



                        Loss per common share
                        before discontinued
                        operations                        (.36)            (.03)
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