Form 10KSB
period 1998-09-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 1999-01-13
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from_____________to_____________

Commission file number 0-14273

                 Integrated Spatial Information Solutions, Inc.
                 ----------------------------------------------
                         (Name of small business issuer)

           Colorado                                      84-0868815
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        13119 Professional Drive, Suite 200, Jacksonville, Florida 32225
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Issuer's telephone number (904) 220-4747

Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                           Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $8,146,367.

As of December 31, 1998, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the average of closing bid and asked prices of the Common Stock as reported on the OTC Bulletin Board, was approximately $4,013,295.


As of December 31, 1998, the issuer had outstanding 11,456,571 shares of Common Stock.

Transitional Small Business Disclosure Format:  Yes [  ]; No [ X ]



Exhibit index begins on page 17

                                     PART I

This annual report contains forward-looking statements that describe the business and prospects of Integrated Spatial Information Solutions, Inc. (the "Company") and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include but are not limited to: the timing of and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors arising in the future. All statements other than statements of historical fact included in this annual report, including without limitation, expected growth of the domestic and global geographical information systems markets, beliefs regarding the strength of the Company's market position with respect to new or contemplated business strategies and activities, expectations regarding availability and marketability of new digital imaging products, anticipated growth in the Company's revenue and profitability, cash operating costs and certain significant expenses, and potential acquisitions of, or strategic partnering with, other geographic information system providers, are forward-looking statements. Factors that could cause actual results to differ materially include, among others, the entry of new companies into the geographic information systems business, unanticipated competition from new strategic alliances in the industry, increased price competition from software manufacturers and affiliated vendors, decreased reliance on custom design software services, shifts in governmental policy on the availability of government-owned data and difficulties in hiring and retaining sufficient numbers of professional and other skilled personnel. All forward-looking statements included in this annual report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

Item 1 - DESCRIPTION OF BUSINESS

(a) Business Development.

Integrated Spatial Information Solutions, Inc. (the "Company") was incorporated as DCX, Inc., a Colorado corporation, on December 8, 1981. During two of the past three years the Company was in the custom design and contract manufacture of aircraft related electronic interconnect assemblies, principally under contracts for Department of Defense acquisition programs or for military aircraft maintenance support. The Company sought to expand and diversify its business and as a result, on September 22, 1997 it acquired all the outstanding shares of PlanGraphics, Inc. a geographic information systems ("GIS") company headquartered in Frankfort, Kentucky. Subsequently, on October 8, 1997 the Company completed the sale of its defense electronics manufacturing assets which was effective September 30, 1997. On June 29, 1998, the Company's name changed to Integrated Spatial Information Solutions, Inc.. For the fiscal year reported herein, the Company's principal business is carried out through its wholly owned subsidiary, PlanGraphics, Inc. ("PGI"). PGI's principal business is the design and implementation of geographic information systems for local, state and foreign governments, gas, electric and telephone utilities, and other commercial entities. PGI is a Maryland corporation and was incorporated in 1979.

(b) Business of Issuer

Primary operations.

The  Company   specializes  in  the  design  and  implementation  of  geographic information systems ("GIS"). GIS combines computer-based interactive map displays with database management software to analyze and display spatial data. The digital GIS files manipulated by software become powerful information tools, which enable public and private sector users to save money and improve operating efficiencies. GIS is being adopted for an increasing range of commercial applications as computer technology costs decline. The Company is a fully integrated GIS implementer providing services in three areas:

Advisory   services   including   strategic   planning,   feasibility   studies,
implementation planning and technology evaluation.

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

The Company's operating subsidiary has a Vice President for Business Development and three business development representatives and also develops additional business and follow-on assignments through its executive management staff. In addition, the Company maintains strategic alliances with, among others, Oracle, ESRI, Autodesk, Intergraph and Smallworld.

During 1998 the Company's subsidiary became a reseller of high resolution space imagery pursuant to an agreement with Space Imaging/EOSAT.

The market for GIS services is divided into two broad categories--the government sector, which includes agencies at all levels and is presently the larger of the two categories, and the commercial sector. The GIS market is highly competitive and the Company competes with a number of companies engaged in offering similar services. Competition emanates from four principal sources: competing GIS services companies with financial ties to software vendors, the internal consulting practices of GIS software vendors, engineering firms, and small GIS specialty firms. Some of these competitors are better funded and some of them are small companies with much lower indirect costs. The Company believes it competes effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responses and timeliness; however, there can be no assurance that the Company will be able to compete successfully in the future on these terms.

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

Historically PGI has had some concentration of revenue (and associated accounts receivable balances) in certain customers. During the FY 1998 approximately 11.6 percent of its sales were concentrated in one customer as compared to fiscal year 1997 when 25.6 percent of its sales were concentrated in another customer. In addition, at September 30, 1998, two customers accounted for 14.3 percent and
11.1 percent of accounts receivable. The loss of such a key customer could have an adverse impact on near term revenue.

The Company has incurred only de minimis costs in complying with environmental laws. No research and development costs were incurred.

Presently the Company employs a total of 70 full time employees and 16 part-time employees.

Discontinued operations.

Until September 30, 1997, the Company historically provided custom manufacturing services and products to the aerospace and commercial markets and was successful in increasing revenues and diversifying its customer base. The Company focused primarily on the engineering design, development, test and custom manufacture of medium technology electrical, electronic and electromechanical assemblies and systems. The Company also manufactured wire harnesses and cable assemblies for use by industrial, commercial, computer and communications industries and for the Federal Government.

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

The Company owns rental property, its former manufacturing facility, which is a 34,000 square foot facility located on a 9.45 acre site on State Highway 83, north of Franktown, Colorado, between Denver and Colorado Springs. The Company's property is subject to a mortgage as indicated in the financial statements included in this report. (See also Note 4 and Note 11 to the Financial Statements). The facilities are leased to a third party who has exercised an option to buy the entire facility. The Company and the third party are currently negotiating the purchase price.

Item 3 - LEGAL MATTERS

The Company has appealed the Government's assessment of excessive reprocurement costs against the Company on a manufacturing contract terminated for default in 1988. The appeal of the default termination was unsuccessful. The Company has a reserve of approximately $479,000 for the effect of a possible loss of this assessment appeal. Final briefs related to a decision on this issue must be submitted by February 19, 1999; the Company believes it will favorably resolve the reprocurement cost assessment (See also Note 5 to Financial Statements and Item 6, Management Discussion and Analysis).

The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company believes the outcome of any such litigation will not have a material effect on the Company.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) From June 10, 1989 through September 8, 1998, the Company's common stock was traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system on the NASDAQ Small Cap Systemsm.. As a result of not meeting certain NASDAQ listing requirements, the Company's common stock ceased trading on the NASDAQ Small Cap Market System and began trading on the Over-The-Counter Bulletin Board system effective September 9, 1998. The trading symbol is ISSS. Such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly range of high and low sales prices per share for the past two fiscal years have been as follows:

                                                       Sales Price
                                                -------------------------

           Quarters Ended                        High                Low
           --------------                        ----                ---

         December 31, 1996                      $2.56               $ .44

         March 31, 1997                          1.46                 .48

         June 30, 1997                           1.56                1.16

         September 30, 1997                      2.24                1.20

         December 31, 1997                       1.88                 .81

         March 31, 1998                          2.13                 .81

         June 30, 1998                           2.63                1.00

         September 30, 1998                      1.25                 .31

         December 31, 1998                        .40                 .38

As of December 31, 1998, the Company believes there are approximately 4,250 beneficial owners of the Company's common stock of which 2,212 are registered with the transfer agent and the balance are held in street name. The Company has never paid a cash dividend on its common stock. The Company currently intends to retain any earnings for use in business development.

(b) During fiscal year 1998 the Company sold its Common Stock (No Par Value) in several private offerings pursuant to Regulation D or Section 4(2) of the Securities Act of 1933. The shares issued do not have any preemptive rights nor are they entitled to any dividends.

     (1) On April 1, 1998, the Company sold 125,000 shares of its common stock to two investors. The Company received cash proceeds of $88,000.

     (2) On April 17, 1998, the Company sold 480,000 shares of its common stock in a private placement pursuant to Regulation D. The Company received cash proceeds of $540,000.

     (3) On August 18, 1998, the Company sold 57,142 shares of its common stock to two investors, one affiliated with the Company and the other unaffiliated. The Company received cash proceeds of $50,000 in a private placement.

(c) During fiscal year 1998 the Company sold its Series A 6% cumulative Convertible Redeemable Preferred Stock par value $.001 ("Series A Preferred") in two private placements to investors in order to restructure debt and to carry out its plans to move the Company forward. Terms of the Series A Preferred provide for cumulative dividends at a 6% annual interest rate payable in cash or, at the option of the Company, in additional shares of Series A Preferred at the rate of one share of Series A Preferred for each $1,000 of such dividend not paid in cash. The dividends are cumulative whether or not earned. The Series A Preferred has a stated value of $1,000 per share. The Series A Preferred do not have voting rights.

     (1) On October 14, 1997, the Company sold a total of 250 shares of its Series A Preferred Stock, pursuant to Regulation S. The total offering price was $250,000 and the sale was made in a private offshore transaction to two non US entities who represented to the Company that they were sophisticated investors. LH Financial of New York, NY acted as the Company's placement agent for the transaction. The Company paid total commissions of 15% of the total offering price. The holders of the 250 shares of Series A Preferred have since converted all of the preferred stock into common stock. The preceding private sale of the Series A Preferred was exempt from registration under Regulation S. The sale was made in an offshore transaction to non US persons or entities, and the purchases made representations to the Company regarding their status and actions necessary to comply with Regulation S.

     (2) On August 19, 1998, the Company sold a total of 700 shares of its Series A Preferred Stock in a private placement pursuant to Regulation D. The total offering price was $700,000 and the sale was made in a private transaction to two entities who represented to the Company that they were sophisticated investors. The Ridgefield Group of Ridgefield, CT acted as the Company's placement agent for the transaction. The Company paid total commissions of 12% of the total offering price. The holders of the 700 shares of Series A Preferred, a small quantity of which has since been converted into common stock, each have a demand and piggy back registration right to permit the public sale of the underlying common stock. The Company has filed a registration statement that includes the underlying common stock with the Securities and Exchange Commission; it was declared effective on November 14, 1998.

Shares of Series A Preferred Stock have the following conversion rights:

     (1) Each holder of shares of Series A Preferred Stock shall have the right at any time and from time to time after sixty (60) days, or such longer period which may have been agreed to, from the date on which a share of Series A Preferred Stock was issued, to convert some or all such share into fully paid and non-assessable shares of Common Stock of the Corporation determined in accordance with the Conversion Rate provided in Paragraph (2) below (the "Conversion Rate").

     (2) The number of shares Common Stock issuable upon conversion of each share of Series A Preferred Stock shall equal (I) the sum of (A) the Stated Value per share and (B) accrued and unpaid dividends on such share, divided by

(ii) the Conversion Price. The Conversion Price shall be equal to the lessor of:
(I) 105% of the average of the Closing Bid Price (as hereinafter defined) of the Corporation's Common Stock for the five (5) trading days immediately preceding the date of issuance of the Series A Preferred Stock; and (ii) eighty percent (80%) of the average of the lowest Closing Bid Price for three of the 10 trading days immediately preceding the conversion of the Series A Preferred Stock(referred to as the "look-back period"). After 150 days following the issuance of shares of Series A Preferred Stock, the look-back period for such respective shares will be increased by two days per month for up to a total of 20 days' trading prices to be used in the calculation of the conversion price. The Closing Bid Price shall mean the Closing Bid Price of the Company's Common Stock as reported by NASDAQ (or if not reported by NASDAQ as reported by such other exchange or market where traded).

The Series A Preferred is subject to mandatory conversion two years after the date of issue.

On September 22, 1997, the Company and PGI consummated the transaction whereby PGI became a wholly-owned subsidiary of the Company, pursuant to an agreement whereby the existing stockholders of PGI exchanged their shares of PGI common stock for shares of the common stock of the Company at an exchange ratio of
2.4476 shares of Company common stock for each share of outstanding PGI common stock. A total of 2,631,145 shares of Company common stock were subsequently issued in exchange for PGI common stock held by its former shareholders in a Regulation D transaction exempt from registration under Section 3(b) of the Act. As required by the acquisition agreement between the Company and PGI, the Company subsequently filed a registration statement on Form S-2 for these shares; the registration statement was declared effective on November 14, 1998.

The Company has issued shares, and warrants and options to acquire shares of its common stock to various persons and entities in connection with the payment by the Company of consulting fees and other accounts payable or Company debt. In each instance, the shares, or warrants or options and the underlying shares were offered by the Company in a private offering exempt from registration under
Section 4(2) of the Act, based upon the possession by the recipient of relevant investment information regarding the Company, and the investment intent of the recipient. These shares, warrants and options consist of the following:

     1. On October 15, 1997, the Company converted $289,902 of debt into 170,531 shares of common stock.

     2. On October 21, 1997, the Company issued 65,790 shares of common stock to Transition Partners, Ltd. in consideration of $100,000 of commissions earned as a result of their professional services.

     3. On December 31, 1997, March 31, 1998, and June 30, 1998, anti-dilution warrants to Transition Partners Ltd. to acquire up to 33,836; 42,707, and 19,500 shares of the Company's common stock at an exercise price of $1.00, $2.125, and $1.25 per share, respectively, exercisable upon and to the extent of additional issuances of shares of common stock by the Company after January 15, 1997.

     4. On December 31, 1997, March 31, 1998, and June 30, 1998, anti-dilution warrants to Copeland Consulting Group, Inc. to acquire up to 33,835; 42,708, and 19,500 shares of the Company's common stock at an exercise price of $1.00, $2.125, and $1.25 per share, respectively, exercisable upon and to the extent of additional issuances of shares of common stock by the Company after January 15, 1997.

     5. On January 7, 1998, options to B. Edward Haun & Company to acquire up to 2,493 shares of the Company's common stock at a price of $0.813, in exchange for services provided to the Company, exercisable through January 6, 1999.

     6. On January 19, 1998, the Company issued 10,538 shares of common stock to FTS Worldwide and 1,448 shares of common stock to Kemsley Trading in payment of accrued dividends on preferred stock.

     7. On March 3, 1998, options to Steven R. Perles to acquire up to 72,000 shares of the Company's common stock at a price of $1.03, in connection with professional services rendered to the Company. The options may be exercised by submitting outstanding invoices in exchange for the exercise price until March 2, 2000.

     8. On March 31, 1998, warrants to Ladenburg Thalmann to acquire up to 300,000 shares of the Company's common stock at a price of $2.125, pursuant to an investment banking agreement, exercisable through March 30, 2000.

     9. On March 31, 1998, warrants to James Kaufman to acquire up to 30,000 shares of the Company's common stock at a price of $2.125, in connection with an investment made in the Company. The warrants are exercisable through March 30, 2000.

     10. On April 16, 1998, the Company issued 100,000 shares of common stock to First Capital Partners valued at $168,750 in settlement of certain claims against the Company.

     11. On April 20, 1998, the Company issued a total of 7,110 shares of the Company's common stock to two principals of Find at a price of $1.688, in exchange for recruiting service fees owed to Find by the Company.

     12. On May 28, 1998, warrants to Centex Securities to acquire up to 48,000 shares of the Company's common stock at a price of $1.25 in connection with financial advisory services, exercisable through March 29, 2002.

     13. On May 28, 1998, warrants to certain investors in a private placement under Regulation D to acquire up to a total of 360,000 shares of the Company's common stock at a price of $2.50, exercisable through May 27, 2000.

     14. On July 23, 1998,  the Company  issued 13,000 shares of common stock to
B. Edward Haun & Co. in consideration of $9,750 in professional services rendered to the Company.

     15. On August 18, 1998, warrants to an investor affiliated with the Company and to an unaffiliated investor to acquire up to 5,000 shares each of the Company's common stock at a price of $0.98 per share, exercisable through August 17, 2001.

     16. On August 19, 1998, warrants to Libra Finance to acquire up to 140,000 and 52,500 shares of the Company's common stock at a price of $0.788 and $0.75, respectively, in connection with financial advisory services, exercisable through August 18, 2001.

     17. On August 19, 1998, warrants to The Ridgefield Group to acquire up to 52,500 shares of the Company's common stock at a price of $0.75, in connection with financial advisory services, exercisable through August 18, 2001.

     18. On September 30, 1998, the Company issued 13,000 shares of common stock to B. Edward Haun & Co. in consideration of $6,500 of professional services rendered to the Company.

     19. On September 30, 1998, the Company issued 12,500 shares of common stock to B. Edward Haun & Co. in exchange for $16,406 of professional services previously rendered to the Company.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Financial Condition (Liquidity and Capital Resources)

The following discussion of liquidity and capital resources addresses the combined requirements and sources of the Company and its subsidiaries as of September 30, 1998.

Liquidity

At September 30, 1998, the Company had working capital of $653,180 and its current ratio was 1.20:1; unrestricted cash balances available for immediate use amounted to $55,045. Compared with negative working capital in the prior year of ($413,041) when the current ratio was .91:1 and cash balances available for use amounted to $582,326. The increase in working capital is primarily associated with the imminent sale of the property, land and building combined with reductions of liabilities and debt. Changes in cash during fiscal year 1998 (FY
1998) resulted in a net decrease of $527,281 as compared to an increase during fiscal year 1997 (FY 1997) of $372,689. The primary cause for the decrease in cash during FY 1998 was reduction of debt and accounts payable.

The Company has, at the end of FY 1998, lease payment commitments through 2003 of $1,976,864 which will require total annual payments of approximately $543,000 in fiscal year 1999 (FY 1999). Of this required payment amount, approximately

$419,000 is for capital lease obligations and $124,000 relates to operating leases. Management believes normal operating cash flows are adequate to fund these payments. (See also Note 7 to the Financial Statements). The Company considers its facilities adequate to support anticipated sales and operations for the next several years; accordingly, no commitments for additional facilities expansion have been entered into for the twelve months ended September 30, 1998. Approximately $831,000 of principal payments on notes payable are due during fiscal year 1999. Of this amount, $620,000 is related to the property in Franktown, Colorado and is expected to be paid from proceeds received from the pending sale of the building. The remaining balance of $211,000 is structured in monthly payments and management believes monthly cash flows will be adequate to meet these obligations.

Cost reductions and other efficiencies associated with improved operational performance at the operating subsidiary during the third and fourth fiscal quarters of FY 1998 have achieved enhanced financial performance. This coupled with the increased backlog of work ($9.7 million as compared with $7.5 million a year ago) is expected to have a positive effect on future cash flows from operations. Subsequent to fiscal year end, the Company has secured a line of credit for up to $3 million based upon accounts receivable; the line of credit provides cash advances of up to 75 percent of eligible receivables thereby resulting in enhanced available cash resources by making cash available sooner from qualifying outstanding accounts receivable. The pending sale of the Franktown, Colorado real property (See Item 2, Description of Property, above) will also yield net cash after liquidation of the debt associated with the property which is expected to fund parent company recurring cash requirements for FY 1999. While the Company has a litigation reserve of $478,997 for reprocurement costs assessed by the federal government, it has recently learned it may be able to resolve the matter for a lesser amount including its own legal costs which are already accrued as a liability. Accordingly, the Company believes it has adequate liquidity and capital resources to be able to meet the known cash requirements resulting from pending litigation and its current level of operations from presently projected cash inflows.

In order to carry out its expansion plans during FY 1999, the Company believes it will need to raise additional funds through equity or debt placements in order to meet its cash needs for expansion efforts until it can operate on internally generated cash flows in the expanded form. While the Company has been successful in raising funds through debt and equity, there is no guarantee the Company will be successful in raising additional funds.

The Company does not believe that its business has been significantly impacted during the past three years by general cost inflation; however, it has noted a trend of increasing compensation required to fill its key professional staffing positions during the past year.

As a result of SEC guidance issued in early 1997 with respect to beneficial conversion features in connection with the issuance of convertible preferred stock, the Company was deemed to recognize non-cash preferred stock dividends totaling approximately $476,112 in FY 1998 and $892,592 in FY 1997. This amount is equivalent to the discount from the fair market value of the common stock given to the purchasers of the Preferred Stock calculated as of the date of issuance of such stock.

Primarily as a result of collection of the amount due from sale of assets of $1.1 million, the reclassification of the property, land and building held for sale, and application of the proceeds to reduction of payables and debt, current assets decreased $136,285 from $4,120,826 in the prior year to $3,984,541 in the current year.

Cash used in operating activities during FY 1998 ($2.4 million) increased significantly ($2.1 million) over the FY 1997 usage of $249,346. Major causes for the increased use were reductions of accounts payable ($669,604 decrease versus an increase of $95,803 in FY 1997), reductions of accrued expenses
($299,089 decrease versus increase of $526,883 in FY 1997) and a decrease in deferred revenue ($76,308 decrease versus an increase of $156,701 in FY 1997). In addition, operating activities of the subsidiary encompassed an entire year for FY 1998 versus only nine business days in the report for FY 1997, thereby contributing to the increased use of cash in FY 1998. Sources for the cash used were the $527,281 reduction of cash available, investing activities provision of net cash of $856,823 and a net amount of $972,832 cash provided by financing activities after making $2 million in payments on debt.

Capital Resources

The Company has taken actions to increase its exposure to the investment banking community by apprising relevant principals of its diversification activities, acquisition program and other business development endeavors designed to result in new business. As a result the Company has secured needed financing through the placement of equity pursuant to Regulations D and S, as noted in Item 5,

Market For Common Equity and Related Stockholder Matters. The Company has also secured a $3 million asset based line of credit for internal working capital needs. In addition, the Company has received expressions of interest from several entities for providing additional credit facilities in support of its acquisition program. An additional placement of equity or debt or the successful negotiation of a credit facility will be needed to meet projected cash demands for expansion programs. There can be no assurance the Company will be successful in these efforts.

                              Results of Operations

The following discussion of Results of Operations addresses the Company's operations in light of its September 1997 acquisition of PlanGraphics, Inc. (the "subsidiary") which now constitutes its Continuing Operations. See also the forward looking statement disclaimer in Part I as it pertains to nonfactual and non-historical statements appearing within this section.

Continuing Operations--Fiscal Year 1998 compared to Fiscal Year 1997

The reported consolidated revenue for FY 1998 is not comparable with that reported for the prior year as only eight days of revenue from the operating subsidiary were included in FY 1997 revenue. Revenue for FY 1998 was $8,146,367 compared with the subsidiary's operating revenue of $8,204,236 for the period ended September 30, 1997 as disclosed in Note 1 to the consolidated financial statements, a slight decrease of $57,869 or 0.7% from the prior year. The decrease in revenue is associated with the winding down of a several contracts and delays in the startup of replacement contract activities. The Company recognized the potential for flat revenue and added two full time sales persons to help develop the increased backlog for FY 1999 as discussed below.

Total FY 1998 costs and expenses amounted to $10,548,156, or 129.5% of revenue. This amount is also not comparable to the reported prior year total as only eight days of subsidiary costs and expenses were included in the reported figure along with costs of operating the parent company. Comparable costs and expenses for FY 1997 amounted to $10,115,628, which when compared to FY 1998 amounts results in an increase of $432,528, or 4.1%. Significant reductions in costs and expenses were experienced in overhead at the subsidiary ($584,000) and noncash compensation expenses required by SFAS 123 and APB 25 ($487,000). These decreases were offset by increases in salaries and benefits of $582,000 at the subsidiary, and $173,886 at the parent, consulting fees of $316,000, and audit and legal fees of approximately $174,000.

Interest expense amounted to $540,490 during FY 1998, which is comparable to the $541,744 of interest expense actually incurred during the prior year. It is not comparable to the amount of $126,263 reported for the prior year, however, as $415,481 FY 1997 interest expense was embedded partially within the costs of discontinued operations for FY 1997 as well as partially within subsidiary activities occurring prior to consummation of the acquisition.

Other income and expense decreased significantly from the prior year as the prior year period included a one-time receipt of key man life insurance proceeds of $400,000. In addition, FY 1998 included the expense for the write down of capitalized software of $262,927. These reductions to the total are somewhat offset by the collection of rent ($149,750) from the lease on the Franktown, Colorado real property.

Discontinued Operations--Fiscal Year 1998 Compared to Fiscal Year 1997

There were no manufacturing operations during fiscal year 1998.

Operations Outlook.

The Company believes the Geographic Information Systems (GIS) is a global market, which is rapidly evolving and becoming the basis for a myriad of new applications creating additional markets. The Company believes the gross potential profit margins are much higher than presently experienced and is working to grow the GIS business according to forward looking statements in its business plan, augmenting growth to be achieved through acquisitions. Presently the consolidated results are adversely impacted by the overhead structure developed at the parent company in anticipation of its developing acquisition program.

Subsequent to fiscal year end, the Company has received new contract and project awards of approximately $4.5 million bringing its backlog and assignments to approximately $9.7 million. Management believes this is a result of a more focused marketing and sales program. At the same date in the prior year, the Company had approximately $7.5 Million in backlog and assignments.

Currently, the Company plans to expand through additional acquisitions.

Tax Valuation Allowance--FY 1998

As discussed in Note 6 in the accompanying financial statements, the Company has net operating loss carry forwards for income tax purposes of approximately $6.1 million. The Company has established a 100 percent valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded as the Company's management has not been able to determine that it is more likely than not that the deferred tax assets of the Company will be realized.

Year  2000 Effect

The Company has completed its review of the extent to which its own computer systems and hardware, and non-information technology equipment, are capable of operating on and after January 1, 2000 without error or other deficiency ("Year 2000 Compliance"), and believes that the year 2000 will not have a material impact upon its own software, hardware and non-information technology equipment.

Updates and upgrades which are required are underway, the Company believes that these will be completed prior to the end of its fiscal year 1999. To date, the Company has incurred minimal capital expenditures to investigate and remediate Year 2000 Compliance problems.

Suppliers to the Company consist of database software developers and geographic information system providers. The Company's review has also included an analysis of its material suppliers and customers as to the Year 2000 compliance of their systems and equipment, and the Company has set in motion an effort to obtain written assurances from these suppliers and customers regarding their Year 2000 Compliance status.

The Company's contingency plan in the event of any customer Year 2000 Compliance problems is to offer direct consulting and programming services to offset the demands placed on the clients' internal resources. The Company believes that its customers would require database construction and development services to continue during any period in which supplier products experience Year 2000 issues. The Company also believes that the various satellite, airborne and ground-based sources of data provided to the Company are presently or will timely be Year 2000 Compliant. The Company's contingency plan in the event material suppliers are not Year 2000 Compliant is to assist customers in developing alternate means of obtaining the decision-making guidance previously provided by non-functioning or unavailable data or database products. There can be no assurance that the failure of the Company and/or its material customers and suppliers to timely attain Year 2000 Compliance will not materially reduce Company revenues, or that these failures and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or government or private entities will not have a material adverse effect upon the Company.

The Company has incurred de minimis costs insuring it is Year 2000 compliant and based upon its reviews expects only de minimis costs in the future.

Effect of Recent Accounting Pronouncements.

The issuance of several accounting pronouncements was evaluated by the Company in FY 1998 (see the Financial Statements, Summary of Accounting Policies). None of them had a material effect on the consolidated financial statements. The Company adopted three of these pronouncements in FY 1998 and they are:

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This pronouncement provides a different method of calculating earnings per share which requires the calculation of "Basic" and "Dilutive" earnings per share.

SFAS 129, Disclosure of Information About an Entity's Capital Structure, establishes standards for disclosing information about an entity's capital structure.

Statement of Position 97-2, Software Revenue Recognition, provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or other marketing of computer software.

The pronouncements required to be adopted in the following fiscal years (FYs 1999 and 2000) are:

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

SFAS 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, standardizes the disclosure requirement for pensions and other post-retirement benefits and requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its consolidated financial statements.

SFAS No. 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. The statement is effective for the first fiscal quarter beginning after December 15, 1998. Because the Company does not conduct mortgage banking or similar activities, management believes this statement does not apply to the Company.

Item 7 - FINANCIAL STATEMENTS

The financial statements required by this item are included at the end of this Form 10-KSB. An index to such financial statements and applicable schedules is contained in that separate section.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

      Name                        Age      Position
      ----                        ---      --------

      Jeanne M. Anderson          47       Director

      John C. Antenucci           52       Vice Chairman, President and Director
                                           and President, PlanGraphics, Inc.

      Frederick G. Beisser        56       Vice President - Finance and Adminis-
                                           tration, Secretary, Treasurer and
                                           Director

      Stephen Carreker            48       Chairman, CEO and
                                           Director

      Raymund E. O'Mara           57       Director

      Gary S. Murray              47       Director

      J. Gary Reed                50       Director and Chief Operating Officer,
                                           PlanGraphics, Inc.

      Robert S. ("Robin") Vail    52       Chief Financial Officer

NOTES:

Ms. Jeanne M. Anderson is a former President and CEO of the Company. She served as President and Chief Executive Officer from October 1, 1991 through December 31, 1996. She was Chairman of the Board of Directors from January 1, 1997 through October 2, 1997 and has been a Director of the Company continuously since 1987.

Mr. John C. Antenucci, President, became a director of the Company on November 3, 1997 and is also founder, president and CEO of PlanGraphics, Inc. since 1979. He is also a member of AM/FM International, a professional association for utility industry users of GIS. He is also a former member of the National Academy of Sciences Advisory Committee for the future of the U.S. Geological Survey, an advisor to Ohio State University's Center for Mapping and editor of a leading textbook on geographic information systems. Mr. Antenucci holds an MS in Civil Engineering/Water Resources from Catholic University of America in Washington, DC and a Bachelor of Civil Engineering from the same institution.

Mr. Frederick G. Beisser, Vice President - Finance and Administration, joined the Company as Chief Financial Officer in July, 1990 and was promoted to his present position on March 28, 1997. He was appointed to the Board of Directors in March, 1991, at which time he became Treasurer and was appointed Secretary on October 1, 1991. Mr. Beisser is a Colorado Certified Public Accountant. Previously he headed Budget & Cost Analysis for the Air Force Accounting & Finance Center in Denver, Colorado, from 1985 to 1989. He held Air Force budget management positions in Europe, and controller and accounting positions with the Air Force in the United States and abroad. Retired with the rank of Major in 1989, he holds a Ph.D. from American International University in Canoga Park, California, an MBA from Golden Gate University in San Francisco and a BS in Business Administration from the University of Southern Colorado at Pueblo, Colorado. In addition he has diplomas from the Air Force's Air War College and the Air Command & Staff College.

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

Mr. Raymund E. O'Mara was appointed a director on November 3, 1997. He is a principal with Booz Allen & Hamilton, consultants since 1996. Prior to joining Booz Allen & Hamilton, Mr. O' Mara was vice president of Mason and Hanger Company, Lexington, Kentucky from 1994 to 1996. Mr. O'Mara retired from the United States Air Force in 1994 with the rank of major general; from 1993 until his retirement he was Director, Defense Mapping Agency, Bethesda, Maryland and prior to that was Vice Commander in Chief, Atlantic Command, Norfolk, Virginia for two years. Mr. O'Mara holds a Master of Arts from State University of New York at Plattsburgh, NY and BS in Electrical Engineering from the New Jersey Institute of Technology at Newark.

Mr. Gary S. Murray, was appointed a director on June 26, 1998. He is the President and founder of Human Vision Corporation, Greenbelt, Maryland, Prior to that he was Chairman and President of Sylvest Management Systems Corporation from 1987 until its acquisition by Federal Data Corporation in June 1997. Mr. Murray holds a BBA from Howard University and is a Certified Public Accountant.

Mr. J. Gary Reed, Chief Operating Officer of PlanGraphics, Inc. has been employed with PlanGraphics in several capacities since 1995. Prior to joining them he held several executive positions during a 21-year career with Geonex Corporation and was named President of the corporation in 1994. Mr. Reed holds an MBA from the Keller Graduate School of Management in Chicago and a BS in Biology from Virginia Polytechnic Institute and State University in Blacksburg, Virginia. He has been a director of the Company since November 3, 1997.

Mr. Robert ("Robin") S. Vail, became Chief Financial Officer of the Company on March 18, 1998. A Certified Public Accountant, he was previously Director of Operations for Price Waterhouse in Houston, TX from 1990 until joining the Company. Prior to that he was a mergers and acquisitions consultant and has held positions as chief financial officer, CPA firm partner, vice president--finance & administration. Mr. Vail holds a Master of Accountancy from Florida State University and a Bachelor of Business Administration from the University of Georgia.

All directors hold office until the next annual meeting of shareholders and serve until their successors are duly elected and qualified or until their earlier death, resignation or removal.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 submitted to the Company during and with respect to its most recent fiscal year, the Company believes that all directors, officers and any beneficial owner of more than 10 percent of its registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Item 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the cash compensation paid and accrued by the Company for services rendered during the fiscal years ended September 30, 1998, 1997 and 1996 to the CEO and other executive officers of the Company who had aggregate compensation exceeding $100,000. Ms. Anderson was President and CEO through December 31, 1996 when Mr. Carreker became President and CEO on January 1, 1997. On November 3, 1997 the position of president was assumed by Mr. Antenucci while Mr. Carreker remained CEO and became Chairman of the Board of Directors. Eight days of compensation was paid to Mr. Antenucci as an employee of the Company during fiscal year 1997 subsequent to the acquisition of PlanGraphics, Inc. although the table, below, reflects his entire compensation during that year.


                                     SUMMARY COMPENSATION TABLE


                    Annual Compensation                            Long Term Compensation Awards
--------------------------------------------------------------   ----------------------------------
Name and                                          Other          Restricted   Stock       All Other
Principal                                         Annual Comp-   Stock        Options     Compen-
Position          Year     Salary ($)    Bonus    ensation       Awards         (#)       sation ($)
--------          ----     ----------    -----    ----------     ------       -------     ----------

Jeanne M.         1998     $       -              $     -            -              -     $      -
Anderson          1997        48,317       -       58,000#           -        111,000          435@
                  1996       116,018       -            -            -              -        1,740@

Stephen           1998     $ 175,000       -            -            -        327,655+           -
Carreker          1997       106,958       -            -            -        660,622            -

John C.           1998     $ 175,000       -            -            -        260,853+       2,188@
Antenucci         1997     $ 114,500       -       20,407*           -        531,851        2,361@


# Amount of $58,000 Other Annual Compensation represents severance payment in connection with Ms. Anderson's resignation as President and CEO.

+ Quantity of Stock Options granted during fiscal year 1998 for Carreker and Antenucci represents the quantity of antidilution stock options accrued during the year pursuant to Employment Agreements (the Board of Directors and the employees have since agreed to annul this provision for periods subsequent to June 30, 1998) at prices ranging from $1.125 to $2.125 per share.

* Amount of Other Annual Compensation represents payment of certain deferred compensation accrued in prior fiscal years for Mr. Antenucci.

@ Amounts of All Other Compensation represents the Company's employer contribution to 401K Retirement Savings Accounts.

A total of 30,000 stock options were issued to officers of the Company under the 1991 Stock Option Plan during fiscal year 1997. None were granted in fiscal year 1996. In addition, the Company granted incentive stock options in connection with officers' employment agreements amounting to 1,490,000 options, 61,000 to a director during FY 1997 and 360,000 stock options to a new officer pursuant to his employment agreement in FY 1998. As a result of antidilution provisions in employment agreements, 380,657 additional options accrued to officers of the Company during FY 1997 and 877,543 during FY 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

             Number of      % of Total
             Securities     Options/SARs
             Underlying     Granted to
             Options/SARs   Employees In    Exercise or Base    Expiration
Name         Granted        Fiscal Year     Price ($/Sh)        Date
--------------------------------------------------------------------------------

Stephen        115,581          8.9%         $ 1.750            Dec 30, 2001
Carreker       145,889         11.2            2.125            Mar 30, 2002
                66,185          5.1            1.250            Jun 30, 2002

John C.         91,897          7.1            1.750            Dec 30, 2001
Antenucci      115,994          9.0            2.125            Mar 30, 2002
                52,962          4.1            1.250            Jun 30, 2002


     The Company did not make new grants of stock options to the named officers of the Company during fiscal year 1998. Fiscal year 1997 grants to Messrs. Carreker and Antenucci in connection with their employment agreements consisted of fully vested options of 200,000 and 300,000 shares, respectively, which are immediately exercisable, and performance options of 180,000 and 225,000, respectively, for which attainment of certain management goals vests 35%, 35%, and 30% for each of the ensuing three fiscal years at which time they become exercisable. During the same fiscal year they were granted antidilution options of 280,622 and 6,851, respectively.

     The Company granted antidilution options in the aggregate to Messrs. Carreker and Antenucci of 327,655 and 260,853, respectively during FY 1998 related to employment agreement options noted above. The options are either fully vested or subject to performance vesting in proportion to the allocation of vested/performance shares in their original option grant.


     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                     Number of              Value of Unexercised
                                                     Unexercised            In-The-Money
                                                     Stock Options          Stock Options
                                                     at FY-End (#)          at FY-End ($)

                  Shares acquired   Value            Exercisable/           Exercisable/
Name              on Exercise (#)   Realized ($)     Unexercisable          Unexercisable
---------         ---------------   ------------     -------------          -------------
Jeanne M.
Anderson
Former Presi-              -                -          75,000/61,000(1)     $      -/-
dent & CEO

Stephen
Carreker
Chairman & CEO         5,000         8,362.50        526,998/486,279        $      -/-

John C.
Antenucci, Vice
Chairman & President       -                -        452,966/340,038        $   -0-/-0-


1.   Options  for 75,000  shares  were  granted on April 19, 1995 under the 1991
     Plan at $.71875 and a grant of 61,000 shares in connection with the termination of employment was made on January 15, 1997 at a price of $1.135. Both grants were at fair market value; no options have been exercised to date.

2. Mr. Carreker was granted options for 30,000 shares of common stock under the Company's 1991 Stock Option plan on January 2, 1997 at a price of $1.125 of which 5,000 have been exercised. In connection with his employment agreement he received fully vested stock options for 200,000 shares of the Company's common stock awarded effective January 7, 1997. In addition Mr. Carreker is entitled to 608,277 antidilution options related to his employment agreement.

3. Mr. Antenucci received fully vested stock options for 300,000 of common stock at a price of $1.75 in connection with his employment agreement on September 22, 1997. In addition, Mr. Antenucci is entitled to 268,004 antidilution options related to his employment agreement.

The Company does not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

Employment Agreements.

Messrs. Carreker, Antenucci and Vail entered into three-year employment agreements effective January 2, 1997, September 22, 1997, and March 18, 1998, respectively, at salaries of $175,000 (Carreker and Antenucci) and $120,000
(Vail) per year with provisions for bonuses of up to 21% of base salary if certain goals are achieved. The executives received fully vested stock options for 200,000 shares for Mr. Carreker, 300,000 for Mr. Antenucci, and 200,000 for Mr. Vail with performance options for 180,000, 225,000, and 160,000 shares respectively, which vest upon attainment of certain performance goals. In addition, Mr. Antenucci received a one-time advance payment of $50,000 of his FY 1998 salary for entering into the agreement. The employment agreements renew automatically for a term of three years if the Company does not terminate the agreements by December 31, 1999 (Carreker), June 30, 2000 (Antenucci) or December 31, 2000 (Vail), unless earlier terminated under the terms of the Agreement. Messrs. Carreker, Antenucci and Vail are entitled to continued base compensation for three years following date of termination if not for death, disability, cause, voluntary resignation other than constructive termination or the expiration of the agreement's term; if termination is for one of these reasons then all benefits including salary are continued for 18 months for Carreker and Antenucci and no benefits for Vail. Mr. Antenucci is entitled to a three year consulting period at one half of average annual salary for the immediately preceding 36 month period should he exercise his option to terminate his employment voluntarily after June 30, 2000.

On June 26, 1998, the Compensation Committee of the Board of Directors reduced the annual compensation of both Mr. Carreker and Mr. Antenucci by 10 percent to a revised annual amount of $157,500. In addition, the Committee also reduced by 10 percent the annual compensation of Mr. Vail and another Company employee, both whose employment agreements had provided for annual compensation in excess of $100,000. These reductions became effective October 1, 1998.

Director Compensation.

Directors who are employees of the Company do not receive any additional compensation above their full time employment compensation. Nonemployee directors receive reimbursement of expenses incurred in carrying out their duties. During the fiscal year the Company instituted a standardized compensation program for nonemployee directors whereby the non employee director receives stock options on the date of election to the Board of Directors to purchase 10,000 shares of the Company's common stock at the market price on that date. Such options vest quarterly provided that the grantee has attended 75 percent or more of the scheduled board meetings. In addition each director is entitled to reimbursement of expenses incurred on behalf of the Company and nonemployee directors receive $1,000 for each scheduled Board meeting attended in person and $250 for each scheduled board meeting attended via conference call. Meetings of committees of the Board of Directors are compensated at $250 per meeting attended in person or via conference call. One nonemployee director, Ms. Anderson, is compensated at a rate of $850 per month pursuant to a written severance agreement of January 15, 1997. During fiscal year 1998 Ms. Anderson received $10,200 in fees for her services as a director. During the current fiscal year the Company paid Mr. O'Mara $2,670 in fees and expenses for duties as an outside director; Mr. Murray has not yet received any such payment. Both Mr. O'Mara and Mr. Murray were awarded options to purchase 10,000 shares each of the Company's common stock at a price of $1.25 per share, the closing price on June 26, 1998, the date of grant.

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

Security ownership of certain beneficial owners:

 Title of    Name of Beneficial                  Amount & Nature of      Percent
 Class(3)    Owner(1)                            Beneficial Ownership
--------------------------------------------------------------------------------

 Common      Black & Veatch Holding Company           608,713               6.8
             7500 Ward Parkway
             Kansas City, MO 64114

Security ownership of management:

 Title of    Name of Beneficial                  Amount & Nature of      Percent
 Class(3)    Owner(1)                            Beneficial Ownership(2)
--------------------------------------------------------------------------------

 Common      Jeanne M. Anderson                       114,000               1.0
             Director

 Common      John C. Antenucci                      1,192,875              10.2
             President and Director

 Common      Stephen Carreker, Chairman of               None               Nil
             The Board of Directors and CEO

 Common      Frederick G. Beisser                      16,900                 @
             Chief Financial Officer, Secretary
             Treasurer,  and Director

 Common      J. Gary Reed                                None               Nil
             Director

 Common      Raymund E. O'Mara                           None               Nil
             Director

 Common      Gary S. Murray                            28,471*                @
             Director

 Common      Robert S. Vail                            14,200*                @
             Chief Financial Officer

             All Directors and Officers
             as a group (8 persons)                 1,366,446              11.7%

NOTES:

     @ The number of shares constitutes less than one percent of outstanding shares.

     * The shares reported for Mr. Murray are held by Human Vision Corp. of which he is President and the shares reported for Mr. Vail are held by a member of his household, accordingly, both individuals control the shares indirectly.

     1. The address for each of the directors of the Company is In Care Of Integrated Spatial Information Solutions, Inc., 13119 Professional Drive, Suite 200, Jacksonville, FL 32225.

     2. The number of shares beneficially owned does not include 1,745,222 shares which may be acquired under Non Qualified Stock Options held by Officers and Directors of the Company. Such shares and management personnel holding them are: Ms. Anderson, 75,000; Mr. Antenucci, 452,996 Mr. Carreker, 526,998; Mr. Beisser, 241,843 shares; Mr.
          O'Mara, 5,000 shares; Mr. Murray, 10,000 shares, Mr. Vail, 211,482 shares and Mr. Reed, 301,904 shares.

     3. If the options denoted in Note 2, above, were exercised, Directors and Officers would have the following percentages of outstanding common stock: Ms. Anderson, 1.4 percent; Mr. Antenucci 12.5 percent; Mr. Beisser, 2.0 percent; Mr. Carreker 4.0 percent; Mr. O'Mara, less than 1 percent; Mr. Murray, less than 1 percent, Mr. Vail, 1.7 percent, Mr. Reed, 2.3 percent and Officers and Directors as a group, 23.6 percent.

                               Change in Control

Possible Change in Control. The conversion of presently outstanding Preferred Stock will result in the issuance of Common Stock at discounts from future market prices, which could result in substantial dilution to existing holders of Common Stock. Holders of the Preferred Shares are prohibited from converting their shares into common stock in a number that would cause any individual holder to hold more than 9.99% of the then outstanding shares of Common Stock. However, the conversion of all of the Preferred Stock over time, and following successive conversions of Preferred Stock, and associated sales of Common Stock, could nonetheless result in the issuance of a number of shares exceeding 20% of the outstanding Common Stock as of the end of FY 1998, and could conceivable result in a change of control in the Company.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transaction. Mr. Antenucci is a minority partner in the organization that owns the facilities leased by PlanGraphics, Inc. in Frankfort, Kentucky, at an annual lease cost to PGI of approximately $320,000. As of September 30, 1998, the Company owes the related party approximately $1,950,000 under the capital lease obligation. (See also Note 7 to the Financial Statements).

On August 18, 1998, warrants were issued to an investor, Human Vision Corp., affiliated with the Company to acquire up to 5,000 shares of the Company's common stock at a price of $0.98 per share, exercisable through August 17, 2001. Also during fiscal 1998, this investor purchased 28,571 of the Company's common stock for $25,000 in cash.

The Company restructured related party notes to a minority shareholder, Black and Veatch Holding Co., on October 10, 1997 by converting $289,902 of the note payable into 170,531 shares of the Company's common stock, paying cash of $150,000 and issuing a note with an interest rate of 10 percent for the balance. Certain voting provisions relating to these notes were cancelled with the restructure (See also Note 4 to the Financial Statements.).


                                     PART IV

Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

4.6      Warrant, dated January 15, 1997, issued to
         Copeland Consulting Group, Inc.                          Note 3

4.7      Warrant, dated October 15, 1997, issued to
         Copeland Consulting Group, Inc.                          Note 3

4.8      Warrant, dated June 19, 1997, issued to
         Spencer Edwards, Inc.                                    Note 3

4.9      Warrant, dated November 8, 1996, issued to
         Coretech, Ltd.                                           Note 3

4.10     Warrants, dated August 19, 1998, issued to
         Libra Finance and to the Ridgefield Group.               Note 13

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

10.2     Executive Employment Agreement dated March 28,
         1997 between the Company and Frederick G. Beisser.       Note 11

10.3     Executive Employment Agreement dated March 28,
         1997 between the Company and D. Scott McReynolds.        Note 11

10.4     Executive Employment Agreement dated September 22,
         1997 between the Company and John C. Antenucci.          Note 12

10.5     Executive Employment Agreement dated September 22,
         1997 between the Company and J. Gary Reed.               Note 12

21.1     List of Subsidiaries                                     Page 21

27.1     Financial Data Schedules               Incorporated by reference from
                                                Edgar Filing on January 13, 1999

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

          13.  Incorporated by Reference from Form 8-K, dated August 13, 1998.



(b) Reports on Form 8-K.

Following reports were filed on Form 8-K by the Company during fourth quarter of the fiscal year covered by this annual report.

     Current Report on Form 8-K, dated June 26, 1998, filed with the SEC on July 10, 1998 and reporting the results of the annual shareholders' meeting, election of the board of directors, the change of the Company's name to Integrated Spatial Information Solutions, Inc., the appointment of a new director, Gary S. Murray, and the new stock symbol: ISSS.

     Current Report on Form 8-K, dated August 13, 1998, filed with the SEC on August 20, 1998 and reporting the Company had entered into a subscription agreement for a private placement under Regulation D and that the NASDAQ had granted an extension of time to meet Small Cap Market listing requirements.



No reports were filed on Form 8-K subsequent to the end of the fiscal year:

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Integrated Spatial Information Solutions, Inc.


Date: 1/13/99                                By: /s/ Stephen Carreker
     ---------                                  --------------------------------
                                                Stephen Carreker
                                                Chairman and
                                                Chief Executive Officer

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

     Signature                         Title                           Date
     ---------                         -----                           ----


----------------------
Jeanne M. Anderson           Director


/S/ Stephen Carreker
----------------------
Stephen Carreker             Chairman, CEO & Director                 1/13/99


/S/ Fred Beisser
----------------------
Frederick G. Beisser         Vice President--Finance and              1/13/99
                             Administration, Secretary, Treasur-
                             er, and Director and Principal
                             Accounting Officer
/S/ John C. Antenucci
----------------------
John C. Antenucci            Vice Chairman, President                1/13/989
                             and Director

/S/ J. Gary Reed
----------------------
J. Gary Reed                 Director                                 1/13/99



----------------------
Raymund E. O'Mara            Director



/S/ Gary S. Murray
----------------------
Gary S. Murray               Director                                 1/13/99

                           List of Active Subsidiaries

Registered Name            State of Incorporation
---------------            ----------------------

PlanGraphics, Inc.                Maryland

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Index to Consolidated Financial Statements

================================================================================


Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets as of
      September 30, 1998 and 1997                                      F-3 - F-4

Consolidated Statements of Operations
      for the Years Ended September 30,
      1998 and 1997                                                          F-5

Consolidated Statements of Stockholders'
      Equity for the Years Ended
      September 30, 1998 and 1997                                      F-6 - F-9

Consolidated Statements of Cash Flows
      for the Years Ended September 30,
      1998 and 1997                                                         F-10

Summary of Accounting Policies                                       F-11 - F-17

Notes to Consolidated Financial Statements                           F-18 - F-32

Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Integrated Spatial Information Solutions, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Integrated Spatial Information Solutions, Inc. and subsidiary as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Spatial Solutions, Inc. and subsidiary as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.


                                            /S/ BDO Seidman, LLP



Denver, Colorado
December 20, 1998

                                                  Integrated Spatial Information
                                                    Systems, Inc. and Subsidiary

                                                     Consolidated Balance Sheets

================================================================================


September 30,                                             1998           1997
--------------------------------------------------------------------------------

Assets (Note 4)

Current:
  Cash and cash equivalents                            $    55,045   $   582,326
  Accounts receivable, less allowance
    of $161,109 and $188,161 (Notes 1, 3 and 4)          2,568,723     2,236,568
  Land and building held for sale, net (Note 11)         1,083,522          --
  Amount due from sale of assets (Note 2)                     --       1,100,000
  Restricted cash                                          100,000          --
  Prepaid expenses and other                               177,251       201,932
                                                       -----------   -----------

Total current assets                                     3,984,541     4,120,826
                                                       -----------   -----------

Property and equipment (Note 4):
  Land and building under capital lease -
    related party                                        1,866,667     1,866,667
  Land and building held for rental (Note 11)                 --       1,415,058
  Equipment and furniture                                  456,366       447,003
  Leased assets                                            279,227       183,512
                                                       -----------   -----------
                                                         2,602,260     3,912,240
Less accumulated depreciation                              361,706       429,597
                                                       -----------   -----------

Net property and equipment                               2,240,554     3,482,643
                                                       -----------   -----------

Other assets:
  Goodwill, net of accumulated amortization              4,994,976     5,517,872
  Capitalized software                                        --         258,855
  Other                                                     81,458       190,604
                                                       -----------   -----------

Total other assets                                       5,076,434     5,967,331
                                                       -----------   -----------

                                                       $11,301,529   $13,570,800
                                                       ===========   ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                     Consolidated Balance Sheets

================================================================================


September 30,                                             1998          1997
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable - current portion (Note 4)           $    801,602  $    854,060
  Notes payable - related party,
    current portion (Note 4)                               29,819       158,928
  Obligations under capital leases - related party,
    current (Note 7)                                      160,043       134,794
  Checks written against future deposits                  207,650       269,587
  Accounts payable                                        681,880     1,351,484
  Accrued expenses                                        858,324     1,054,660
  Deferred revenue                                        113,046       189,354
  Accrued litigation settlement (Note 5)                  478,997       521,000
                                                     ------------  ------------

Total current liabilities                               3,331,361     4,533,867
                                                     ------------  ------------

Long-term liabilities:
  Notes payable, less current maturities (Note 4)         422,962       576,000
  Notes payable - related party, less current
    maturities (Note 4)                                      --         446,256
  Obligations under capital leases - related
    party (Note 7)                                      1,960,462     2,037,673
                                                     ------------  ------------

Total long-term liabilities                             2,383,424     3,059,929
                                                     ------------  ------------

Total liabilities                                       5,714,785     7,593,796
                                                     ------------  ------------

Commitments and Contingencies (Notes 5, 7 and 10)

Stockholders' equity (Note 8):
  Cumulative convertible preferred stock,
    $.001 par value, 20,000,000 shares authorized,
    700 and 1,650 shares issued or outstanding                  1             2
  Common stock, no par value, 2,000,000,000
    shares authorized 11,456,571 and 7,736,380
    shares issued and outstanding                      12,635,423     9,741,501
  Additional paid-in capital                            3,743,664     3,550,869
  Accumulated deficit                                 (10,792,344)   (7,315,368)
                                                     ------------  ------------

Total stockholders' equity                              5,586,744     5,977,004
                                                     ------------  ------------

                                                     $ 11,301,529  $ 13,570,800
                                                     ============  ============


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                           Consolidated Statements of Operations

================================================================================


Years Ended September 30,                              1998            1997
--------------------------------------------------------------------------------

Revenues (Note 3)                                  $  8,146,367    $     71,098
                                                   ------------    ------------

Cost and expenses:
  Salaries and employee benefits                      3,373,338         779,934
  Direct contract costs                               1,504,123          16,032
  Other operating expenses                            5,670,695         799,556
                                                   ------------    ------------

Total costs and expenses                             10,548,156       1,595,522
                                                   ------------    ------------

Operating loss                                       (2,401,789)     (1,524,424)
                                                   ------------    ------------

Other income (expense):
  Other income                                          204,342         297,622
  Interest expense                                     (540,490)       (126,263)
  Writeoff of capitalized software                     (262,927)           --
  Life insurance proceeds (Note 14)                        --           400,000
                                                   ------------    ------------

Total other income (expense)                           (599,075)        571,359
                                                   ------------    ------------

Loss from continuing operations                      (3,000,864)       (953,065)
Loss from discontinued operations (Note 2)                 --        (1,598,313)
                                                   ------------    ------------

Net loss                                             (3,000,864)     (2,551,378)
                                                   ------------    ------------

Preferred stock dividends                                  --            (9,674)
Deemed dividends on preferred stock (Note 8)           (476,112)       (892,592)
                                                   ------------    ------------

Net loss available to common stockholders          $ (3,476,976)   $ (3,453,644)
                                                   ============    ============

Basic and diluted loss per common share:
  Loss from continuing operations
    attributable to common stockholders            $       (.34)   $       (.39)
  Loss from discontinued operations                $       --      $       (.33)
  Loss attributable to common stockholders         $       (.34)   $       (.72)
                                                   ------------    ------------

Weighted average number of shares
  of common stock outstanding                        10,124,347       4,772,020
                                                   ============    ============



          See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                      Integrated Spatial Information
                                                      Solutions, Inc. and Subsidiary

                                     Consolidated Statements of Stockholders' Equity

====================================================================================

                                       Series A
Years ended                         Preferred Stock               Common Stock
September 30,                    ---------------------       -----------------------
1997 and 1998                    Shares        Amount         Shares        Amount
------------------------------------------------------------------------------------
Balance,
 October 1, 1996                     --      $      --       4,434,109   $ 5,060,357

  Sale of stock
   through options
   exercised                         --             --         171,394       231,804

  Issuance of pre-
   ferred stock (net
   of offering costs
   of $312,000)                     2,150              2          --            --

  Conversion of
   preferred stock
   into common stock                 (500)          --         499,732       450,000

  Stock issued in
   acquisition
   (Note 1)                          --             --       2,631,145     3,999,340

  Stock warrants
   issued for
   services                          --             --            --            --

  Stock options issued for:
   Acquisitions                      --             --            --            --
   Services                          --             --            --            --

  Forgiveness of
   subscription
   receivable                        --             --            --            --

  Dividend on
   preferred stock                   --             --            --            --

  Deemed dividend
   on warrants
   issued in
   connection with
   preferred stock                   --             --            --            --

  Net loss                           --             --            --            --
                              -----------    -----------   -----------   -----------
Balance,
 September 30, 1997                 1,650    $         2     7,736,380   $ 9,741,501
                              -----------    -----------   -----------   -----------



                                                                      Integrated Spatial Information
                                                                      Solutions, Inc. and Subsidiary

                                                     Consolidated Statements of Stockholders' Equity
                                                                                         (Continued)

====================================================================================================

                                    Additional
Years ended                       Paid-in Capital
September 30,                --------------------------   Subscriptions    Accumulated
1997 and 1998                   Common       Preferred       Receivable       Deficit        Total
----------------------------------------------------------------------------------------------------

Balance,
 October 1, 1996             $   329,384    $      --      $  (179,000)   $(3,861,724)   $ 1,349,017

  Sale of stock
   through options
   exercised                        --             --             --             --          231,804

  Issuance of pre-
   ferred stock (net
   of offering costs
   of $312,000)                     --        1,837,998           --             --        1,838,000

  Conversion of
   preferred stock
   into common stock                --         (450,000)          --             --             --

  Stock issued in
   acquisition
   (Note 1)                         --             --                            --        3,999,340

  Stock warrants
   issued for
   services                      198,464           --             --             --          198,464

  Stock options issued for:
   Acquisitions                  296,177           --             --             --          296,177
   Services                      436,580           --             --             --          436,580

  Forgiveness of
   subscription
   receivable                       --             --          179,000           --          179,000

  Dividend on
   preferred stock                 9,674           --             --           (9,674)          --

  Deemed dividend
   on warrants
   issued in
   connection with
   preferred stock               892,592           --             --         (892,592)          --

  Net loss                          --             --             --       (2,551,378)    (2,551,378)
                             -----------    -----------    -----------    -----------    -----------
Balance,
 September 30, 1997          $ 2,162,871    $ 1,387,998    $      --      $(7,315,368)   $ 5,977,004
                             -----------    -----------    -----------    -----------    -----------



                    See accompanying summary of accounting policies and notes to consolidated financial statements.




                                                             Integrated Spatial Information
                                                             Solutions, Inc. and Subsidiary

                                            Consolidated Statements of Stockholders' Equity
                                                                                (Continued)

===========================================================================================

                                          Series A
Years ended                            Preferred Stock                  Common Stock
September 30,                      ------------------------      --------------------------
1998 and 1997                        Shares       Amount           Shares         Amount
-------------------------------------------------------------------------------------------

Balance,
 September 30, 1997                   1,650    $          2       7,736,380    $  9,741,501

  Sale of stock for
   cash on options
   and warrants
   exercised                           --              --           131,700         124,191

  Stock issued for
   services on options
   and warrants
   exercised                           --              --           132,871         191,969

  Issuance of pre-
   ferred stock (net
   of offering costs
   of $292,100)                         950               1            --              --

  Conversion of pre-
   ferred stock into
   common stock                      (1,900)             (2)      2,609,970       1,600,500

  Stock issued for
   services                            --              --           203,776         298,484

  Stock issued for
   cash (net of
   offering costs
   of $47,538)                         --              --           662,142         630,462

  Stock issued in
   connection with
   conversion of
   debt (Note 4)                       --              --           170,531         289,902

  Stock repossession                   --              --          (190,799)       (241,586)

  Deemed dividend
   on preferred stock                  --              --              --              --

  Stock warrants issued for:
    offering costs                     --              --              --              --
    consulting services                --              --              --              --

  Stock options
   issued for services                 --              --              --              --

  Net loss                             --              --              --              --
----------------------------   ------------    ------------    ------------    ------------

Balance,
 September 30, 1998                     700    $          1      11,456,571    $ 12,635,423
============================   ============    ============    ============    ============



                                                            Integrated Spatial Information
                                                            Solutions, Inc. and Subsidiary

                                           Consolidated Statements of Stockholders' Equity
                                                                               (Continued)

==========================================================================================

                                        Additional
Years ended                          Paid-in Capital
September 30,                  ---------------------------      Accumulated
1997 and 1998                     Common       Preferred          Deficit        Total
------------------------------------------------------------------------------------------

Balance,
 September 30, 1997            $  2,162,871   $  1,387,998    $ (7,315,368)   $  5,977,004

  Sale of stock for
   cash on options
   and warrants
   exercised                           --             --              --           124,191

  Stock issued for
   services on options
   and warrants
   exercised                           --             --              --           191,969

  Issuance of pre-
   ferred stock (net
   of offering costs
   of $292,100)                        --          657,900            --           657,901

  Conversion of pre-
   ferred stock into
   common stock                        --       (1,600,498)           --              --

  Stock issued for
   services                            --             --              --           298,484

  Stock issued for
   cash (net of
   offering costs
   of $47,538)                         --             --              --           630,462

  Stock issued in
   connection with
   conversion of
   debt (Note 4)                       --             --              --           289,902

  Stock repossession                   --             --              --          (241,586)

  Deemed dividend
   on preferred stock               476,112           --          (476,112)           --

  Stock warrants issued for:
    offering costs                  165,138           --              --           165,138
    consulting services             465,470           --              --           465,470

  Stock options
   issued for services               28,673           --              --            28,673

  Net loss                             --             --        (3,000,864)     (3,000,864)
----------------------------   ------------   ------------    ------------    ------------

Balance,
 September 30, 1998            $  3,298,264   $    445,400    $(10,792,344)   $  5,586,744
============================   ============   ============    ============    ============


               See accompanying summary of accounting policies and notes to consolidated financial statements.

                                            F-9

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                           Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) In Cash And Cash Equivalents

Years Ended September 30,                                1998           1997
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                           $(3,000,864)   $(2,551,378)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                        705,838         98,298
    Asset writedowns                                     262,927        179,000
    Provision for losses on accounts receivable          (27,052)       158,161
    Forgiveness (recovery of) of debt                    (16,207)      (278,069)
    Provision for litigation                             (42,003)          --
    Stock issued for services                            490,453           --
    Stock options and warrants issued for
      acquisitions and services                          494,143        635,044
    (Gain) loss on sale of assets                         (7,894)     1,261,168
  Changes in operating assets and liabilities:
    Accounts receivable                                 (305,103)      (709,755)
    Prepaid expenses                                      24,681           --
    Other assets                                         109,146        178,798
    Accounts payable                                    (669,604)        95,803
    Accrued expenses                                    (299,089)       526,883
    Deferred revenue                                     (76,308)       156,701
                                                     -----------    -----------

Net cash used in operating activities                 (2,356,936)      (249,346)
                                                     -----------    -----------

Investing activities:
  Payments for business acquisitions,
   net of cash acquired                                     --         (689,735)
  Purchases of equipment                                (143,930)          --
  Proceeds from disposition of assets                  1,104,825           --
  Additions to capitalized software                       (4,072)        (2,564)
  Restricted cash                                       (100,000)          --
                                                     -----------    -----------

Net cash provided by investing activities                856,823       (692,299)
                                                     -----------    -----------

Financing activities:
  Payments on checks issued against future deposits      (61,937)      (269,587)
  Proceeds from debt                                   1,516,317        576,000
  Payments on debt                                    (2,059,239)      (748,475)
  Debt issue costs                                          --         (101,226)
  Proceeds from the issuance of common stock             802,191         19,622
  Proceeds from issuance of preferred stock
   net of cash offering costs                            775,500      1,838,000
                                                     -----------    -----------

Net cash provided by financing activities                972,832      1,314,334
                                                     -----------    -----------

Net (decrease) increase in cash                         (527,281)       372,689

Cash and cash equivalents, beginning of year             582,326        209,637
                                                     -----------    -----------

Cash and cash equivalents, end of year               $    55,045    $   582,326
                                                     ===========    ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

================================================================================


Organization and    These consolidated financial statements include the accounts
Business            of Integrated Spatial Information Solutions,  Inc., formerly known as DCX, Inc., and those of its wholly-owned subsidiary
                    PlanGraphics,    Inc.    (collectively    the    "Company").
                    PlanGraphics,   Inc.  is  an  independent   consulting  firm
                    specializing in the design and  implementation of Geographic
                    Information Systems ("GIS") as well as advisory services in the United States and foreign markets. The customer base consists primarily of utilities, government agencies, and land and resource management organizations.

                    All  intercompany   balances  and  transactions   have  been
                    eliminated in consolidation.

Cash Equivalents    The  Company   considers  all  highly   liquid   investments
                    purchased with an original maturity of three months or less to be cash equivalents.

Revenue and         Revenues are recognized on the percent  complete  method and
Cost Recognition    as services  are  provided,  depending  on the nature of the project.

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

Property,           Property and equipment are recorded at cost. Depreciation is
Equipment and       provided  on property  and  equipment  by  charging  against
Depreciation and    earnings,  amounts  sufficient  to amortize the costs of the
Amortization        assets  over their  estimated  useful  lives.  The ranges of
                    estimated   useful  lives  in  computing   depreciation  and
                    amortization are as follows:

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

================================================================================


                    ------------------------------------------------------------

                    Building                                            31 years
                    Leased assets                                  Life of lease
                    Furniture and equipment                         5 to 7 years
                    ============================================================

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

Net Loss Per Share  The Company  implemented  Statement of Financial  Accounting
                    Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income
                    (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All prior period earnings per share data has been restated to reflect the requirements of SFAS No. 128. The adoption of SFAS No. 128 did not affect the loss per share calculation at September 30, 1997.

                    For the years ended September 30, 1998 and 1997, total stock options and stock warrants of 6,337,880 and 3,465,894 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Concentrations of   The  Company's  financial  instruments  that are  exposed to
Credit Risk         concentrations  of  credit  risk  consist  of cash  and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

================================================================================


                    Concentrations of credit risk with respect to accounts receivable are higher due to a few customers dispersed across geographic areas. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.

Fair Value of       The following  methods and assumptions were used to estimate
Financial           the fair value of each class of  financial  instruments  for
Instruments         which it is practicable to estimate that value:

                    Accounts   Receivable,    Accounts   Payable   and   Accrued
                    Liabilities

                    Fair values of accounts receivables, accounts payable, and accrued liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

                    Notes Payable and Obligations Under Capital Lease

                    Substantially all of these notes bore interest at a floating rate of interest based upon current lending rates of interest. Accordingly, the fair value of these notes approximate their carrying value.

Use of              The  preparation of financial  statements in conformity with
Estimates           generally accepted accounting principles requires management to make estimates and  assumptions  that affect the reported
                    amounts  of  assets  and   liabilities   and  disclosure  of
                    contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Capitalized         Costs incurred  internally in creating software products for
Software Costs      resale   are   charged  to   expense   until   technological
                    feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of amortized cost or net realizable value.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

================================================================================


                    During fiscal year ended September 30, 1998, the Company decided that it would no longer actively market its internally developed software for resale. As such, the value of the software was expensed in 1998.

Software            Revenue from  licensing of software  products is  recognized
Revenue             upon  shipment.  Revenue  from  support  and update  service
Recognition         agreements is deferred at the time the agreement is executed and  recognized  ratably over the  contractual  period.  The
                    Company  recognizes  revenues  from  customer  training  and consulting  services when such  services are  provided.  All
                    costs  associated  with  licensing  of  software   products,
                    support and update services, and training and consulting services are expensed as incurred.

Long-Term           Long-lived assets, identifiable intangibles,  and associated
Assets              goodwill  are  reviewed for  impairment  whenever  events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value.

Stock Option        The Company  applies APB Opinion 25,  "Accounting  for Stock
Plans               Issued to  Employees",  and the  related  Interpretation  in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant.

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

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

================================================================================


Recent Accounting In June 1997, the Financial Accounting Standards Board Pronouncements issued Statement of Financial Accounting Standards No. 130,
                    Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income,
                    its  components  and  accumulated  balances.   Comprehensive
                    income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

                    In October 1997, Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued. The SOP provides guidance on when revenue should be recognized and in what amounts licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years after December 15, 1997. As of September 30, 1998, SOP 97-2 is not expected to have a material impact on future financial statement presentations.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

================================================================================


                    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

                    The FASB has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of
                    SFAS No. 133 on its financial statements. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

                    The FASB recently issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

================================================================================


                    This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company has not yet determined the effect of SFAS No. 134 on its financial statements. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.


Reclassifications   Certain  items  included  in  the  prior  year's   financial
                    statements have been reclassified to conform to the current presentation.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


1. Business         On  September  22,  1997,  the Company  acquired  all of the
   Acquisition      outstanding stock of PlanGraphics, Inc. for 2,631,145 shares of common  stock at the agreed upon rate of $1.52 per share.
                    The 1997 financial statements presented represent the eight days of PlanGraphics, Inc. operations from the date of acquisition to September 30, 1997.

                    The acquisition was accounted for under the purchase method of accounting. The results of operations of PlanGraphics, Inc. have been included in the accompanying statement of operations since the effective date of the acquisition. The total purchase price, including acquisition costs, was $5,517,872 and is recorded as goodwill.

                    Unaudited proforma consolidated results of operations of the Company for 1997 are shown in the following table as if the business was acquired as of October 1, 1996. The unaudited proforma information is based on the Company's accompanying Statements of Operations and the historical financial information of the acquired companies, and includes adjustments to income taxes, depreciation, and goodwill giving effect of the terms of the transaction as if the acquisitions had occurred on the first day presented. The proforma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition been completed as of October 1, 1996.

                    Unaudited proforma consolidated results of operations:

                    September 30,                                       1997
                    ------------------------------------------------------------

                    Revenue                                         $ 8,204,236

                    Loss from operations                             (2,441,497)

                    Net loss from continuing operations              (2,174,836)

                    Loss per common share before
                     discontinued operations                              (0.42)
                    ============================================================

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


2. Discontinued     Effective  September  30,  1997,  the Company  sold  certain
   Operations       assets  of its  defense  industry  business  unit to a third party for $1,100,000. The Company has subsequently collected this receivable.

                    With the disposal of its defense industry business, the Company discontinued all of its operations in the defense industry. Therefore, it separately reported the losses from this business as discontinued operations for the year ended September 30, 1997 as follows:

                    September 30,                                       1997
                    ------------------------------------------------------------

                    Revenues from discontinued
                     operations                                     $ 5,186,936

                    Loss from discontinued
                     operations                                        (337,145)

                    Loss on disposal                                 (1,261,168)

                    Net loss from discontinued
                     operations                                     $(1,598,313)
                    ============================================================

3. Accounts         The components of accounts receivable are as follows:
   Receivable

                     September 30,                          1998        1997
                     -----------------------------------------------------------

                     Contract receivables:
                      Billed                             $2,463,758   $2,110,966
                      Unbilled                              266,074      313,763
                                                         ----------   ----------

                                                          2,729,832    2,424,729
                                                         ----------   ----------

                     Less allowance                         161,109      188,161
                                                         ----------   ----------

                     Accounts receivable, net            $2,568,723   $2,236,568
                                                         ==========   ==========

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    PlanGraphics has historically received greater than 10% of its annual revenues from one customer. One customer accounted for 11.6% and another customer accounted for 25.6% of revenues for the years ended September 30, 1998 and 1997. In addition, at September 30, 1998, two customers accounted for 14.3% and 11.1% of accounts receivable.

4. Notes            Notes payable at September 30, 1998 and 1997 are as follows:
   Payable

                    Years Ended September 30,            1998           1997
                    ------------------------------------------------------------


                    Note payable, interest of 15%,
                    with  monthly   interest  only
                    payments,  collater- alized by
                    a  first   lien  on  land  and
                    building  held for  rental and
                    improvements,    maturing   on
                    March 3, 1999 (1)               $    620,000    $    576,000

                    Note   payable   to   bank  in
                    monthly principal installments
                    of  $5,000,  interest  at 8.5%
                    payable             quarterly,
                    collateralized  by  equipment,
                    accounts receivable, and stock
                    pledge  agreement  of  Company
                    shares  and an  assignment  of
                    $500,000 life insurance policy
                    on an individual. Note matured
                    on April 24, 1998                        --          650,000

                    Line  of  credit  with a bank,
                    interest  at 9.5%  payable  at
                    maturity  on August  7,  1997,
                    collateralized   by  equipment
                    and  accounts of the  Company,
                    paid in full  on  October  15,
                    1997                                     --          180,000

                    Note   payable   to   bank  in
                    variable   monthly   principal
                    payments   from   $15,000   to
                    $20,745,   interest  at  8.5%,
                    collateralized   by  equipment
                    and    accounts    receivable,
                    maturing on July 24, 2001             604,564           --

                    Note payable to related  party
                    (2)                                    29,819        605,184

                    Other                                    --           24,060
                                                     ------------   ------------

                                                        1,254,383      2,035,244

                    Less current portion                  831,421      1,012,988
                                                     ------------   ------------

                    Notes payable - long-term        $    422,962   $  1,022,256
                                                     ============   ============

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                (1) The note payable collateralized by the land and building was refinanced during fiscal 1998.

                (2) Notes Payable - Related Party

                    Total amounts under related party notes to a minority stockholder were $29,819 and $605,184 at September 30, 1998 and 1997. The Company restructured these notes on October 10, 1997 by converting $289,902 of the related party notes payable into 170,531 shares of the Company's common stock, paying $150,000 in cash and issuing a note with an interest rate of 10% for the remaining balance. The note requires monthly payments of $14,000 principal and interest through October 15, 1998 and the remaining balance was paid in full on November 15, 1998.

                    Certain voting provisions relating to these related party notes were cancelled with the restructuring of the notes.

                    Principal payments on all notes payable due subsequent to September 30, 1998 are as follows:

                    September 30,                                      Amount
                    ------------------------------------------------------------

                    1999                                            $    831,421
                    2000                                                 222,589
                    2001                                                 200,373
                    ------------------------------------------------------------

                                                                    $  1,254,383
                    ============================================================

5. Litigation       The Company has  appealed  the  Government's  assessment  of excessive reprocurement costs against the Company on a manufacturing contract terminated for default in 1998. The appeal of the default termination was unsuccessful. As such, the Company has recorded a reserve for $478,997 and $521,000 as of September 30, 1998 and 1997 for potential losses.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

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

6. Taxes on         The provision for income taxes consisted of the following:
   Income

                    Years ended September 30,           1998            1997
                    ------------------------------------------------------------

                    Deferred benefit:
                          Federal                    $   867,000    $ 1,084,000
                          State                           84,000        104,000
                                                     -----------    -----------

                                                         951,000      1,188,000
                    Valuation allowance                 (951,000)    (1,188,000)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========


                    A  reconciliation   of  the  effective  tax  rates  and  the
                    statutory U.S. federal income tax rates is as follows:

                                                                 1998     1997
                    ------------------------------------------------------------

                    U.S. federal statutory rates                (34.0)%  (34.0)%
                    State income tax benefit, net
                          of federal tax amount                  (3.3)    (3.3)
                    Increase in deferred tax asset valuation
                          allowance                              37.3     37.3
                                                                 ----     ----


                    Effective tax rate                             -  %     -  %
                                                                 ======   ======

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                        1998            1997
                  -------------------------------------------------------------

                  Net operating loss carryforwards   $ 2,258,000    $ 1,472,000
                  Capital loss carryover                 587,000        587,000
                  Expense for stock options and
                   warrants                              296,000        194,000
                  Provision for losses on accounts
                   receivable                             60,000         70,000
                  Accrued litigation                     179,000        194,000
                  Vacation                                51,000         59,000
                  Capitalized software                      --          (96,000)
                                                     -----------    -----------

                  Total gross deferred tax assets      3,431,000      2,480,000
                  Valuation allowance                 (3,431,000)    (2,480,000)
                                                     -----------    -----------

                  Net deferred tax asset             $      --      $      --
                                                     ===========    ===========


                    A valuation allowance equal to the gross deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                    At September 30, 1998, the Company had net operating loss carryforwards of approximately $6,054,000 with expirations through 2018 and a $1,575,000 capital loss carryover which expires through 2002. The net operating losses are limited due to issuances of common stock.

7. Leases           Obligation Under Capital Leases - Related Parties

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

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    The Company also leases certain equipment under capital leases from a related party. Original lease terms are for five years.

                    The   following   is  a  schedule,   by  years,   of  future
                    noncancellable minimum payments required under these leases, together with their present value as of September 30, 1998.

                                      Related Party
                    Years Ended         Land and
                    September 30,       Building     Equipment         Total
                    ------------------------------------------------------------

                    1999              $  311,260    $   107,350    $    418,610
                    2000                 311,260         73,285         384,545
                    2001                 311,260         14,529         325,789
                    2002                 311,260              -         311,260
                    2003                 311,260              -         311,260
                    Thereafter         2,282,573              -       2,282,573
                    ------------------------------------------------------------

                                       3,838,873        195,164       4,034,037

                    Less: amount
                      representing
                      interest         1,887,277         26,255       1,913,532
                    ------------------------------------------------------------

                    Present value
                      of minimum
                      lease payments  $1,951,596    $   168,909       2,120,505
                    ============================================================

                    Less: current portion                               160,043
                    ------------------------------------------------------------

                    Obligations under
                      capital leases
                      after current portion                         $ 1,960,462
                    ============================================================

                    As of September 30, 1998 and 1997, accumulated  amortization
                    for  the  building  and   equipment   under   capital  lease
                    obligations was $243,150 and $0.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    Operating Lease Commitments

                    The Company leases certain office facilities and certain furniture and equipment under various operating leases. Lease terms range from one to five years.

                    Minimum annual operating lease commitments at September 30, 1998 are as follows:

                    September 30,
                    ------------------------------------------------------------

                    1999                                              $ 124,000
                    2000                                                 66,700
                    2001                                                 34,700
                    ------------------------------------------------------------

                                                                      $ 225,400
                    ============================================================

                    Rental expense for the years ending September 30, 1998 and 1997 totaled approximately $134,600 and $10,000.

8. Equity           Preferred Stock
   Transactions
                    In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% cumulative convertible redeemable preferred stock $.001 par value
                    (Series A). The Company designated 1,000,000 shares Series A as part of the authorized class of preferred shares. The
                    Company issued 500 shares of Series A with a stated value of $1,000 per share, with net proceeds to the Company of $450,000 in November 1996. The holders of these 500 shares of Series A converted the preferred into common stock at various times during the year in exchange for 499,732 shares of common stock.

                    In August 1997, the Company sold 650 shares of its Series A with net proceeds of $547,500. In September 1997, the Company sold 1,000 shares of its Series A with net proceeds of $840,500. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    option of the holder at the lesser of 75% of the average of the closing bid price per share of the Company's common stock for the five days prior to issuance or 75% of the average of the closing bid price per share of the Company's common stock for the five days preceding the date of conversion.

                    Warrants issued to purchase 233,781 shares of common stock were issued in connection with the placement of the Series
                    A. The warrants can be exercised at various prices from $1.6875 to $1.875 and expire from November 1998 to August 2000. The Company recognized deemed dividends of $175,925 in 1997 in connection with issuing these warrants under the accounting provisions of SFAS 123. The Company also recognized $716,667 of deemed dividends in 1997 due to the discount associated with the convertibility of the preferred stock at 75%.

                    The holders of 1,650 shares of the Company's Series A converted the preferred into common stock at various times during fiscal 1998 in exchange for 2,224,508 shares of common stock.

                    In October 1997, the Company sold 250 shares of its Series A with net proceeds of $212,500. The holders of these 250 shares of Series A converted the preferred into common stock at various times during the year in exchange for 385,462 shares of common stock.

                    In August 1998, the Company sold 700 shares of its Series A with net proceeds of $445,400, of which $100,000 is held as restricted cash as specified in the subscription agreements. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder within two years of the issue date at the lesser of 105% of the average of the closing bid price per share of the Company's common stock for the five days prior to issuance or 20% below the average of the closing bid price per share of the Company's common stock for the three days preceding the date of conversion.

                    As of September 30, 1998 and 1997, dividend on arrears associated with the Series A amounted to $30,875 and $6,125.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    Warrants were issued to purchase 245,000 shares of common stock in connection with the placement of the Series A. The warrants can be exercised at various prices from $0.75 to $0.788 and expire in August 2001. The Company recognized deemed dividends of $117,600 in 1998 in connection with issuing these warrants in conjunction with offering costs under the accounting provisions of SFAS 123. The Company also recognized $476,112 of deemed dividends in 1998 due to the discount associated with the convertibility of the preferred stock.

                    The Series A Preferred is subject to mandatory conversion two years after the date of issue.

                    Common Stock

                    During fiscal year 1997, the Company exchanged $212,182 in services for the exercise price of 144,094 shares of common stock. Employees exercised options to purchase 27,300 shares with the Company recognizing proceeds of $19,622. The Company forgave the $179,000 subscription receivable in exchange for services provided during the year ended September 30, 1997.

                    During fiscal year 1998, the Company exchanged $298,484 in services for the equivalent value of 203,776 shares of common stock. The Company also issued 662,142 shares of common stock for cash with net proceeds totaling $630,462, which include 28,571 shares issued to a related party for $25,000 in cash. Individuals exercised options and warrants to purchase 264,571 common shares with the Company recognizing proceeds of $124,191 and services of $191,969.

                    The Company issued options and warrants to purchase 1,127,415 shares of common stock to outside consultants, brokers and directors during fiscal 1998 with a total value of $659,281, of which $165,138 relates to offering costs. Of the 1,127,415 options and warrants granted in fiscal year 1998, the Company granted 5,000 warrants to a related party for $4,650 in services. The warrants are exercisable at $0.98 per share through August 17, 2001. The options and warrants are valued using the Black Scholes model in accordance with SFAS 123.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    On October 10, 1997, the Company issued 170,531 shares of common stock worth $289,902 in payment of a note payable to a related party. See Note 4.

                    Anti-dilution Provisions

                    The Company has granted certain officers and consultants anti-dilution rights in employment and service agreements. The provision calls for the issuance of options at fixed prices at each date more stock is issued to enable the parties to retain their ownership percentage. Under the accounting provisions of SFAS 123 and APB 25, the Company realized costs of approximately $163,160 for the 492,615 options and 192,086 warrants issued during 1998 and costs of approximately $406,000 for the 380,340 options and 164,298 warrants issued during 1997.

                    Stock Options
                    -------------

                    The Company's Board of Directors has reserved 300,000, 1,150,000 and 4,000,000 shares under three stock option plans (1991, 1995, and 1997, respectively). The Company grants options under the Plan in accordance with the determinations made by the Option Committee. The Option Committee will, at its discretion, determine the individuals to be granted options, the time or times at which options shall be granted, the number of shares subject to each option and the manner in which options may be exercised. The option price shall be the fair market value on the date of the grant and expire five years subsequent to the date of grant.


                    Financial Accounting Standards Board Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 1998 and 1997: dividend yield of 0 percent for all years; expected

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    volatility of 95 to 105 percent in 1998 and 45 to 95 percent in 1997; risk-free interest rates between 4 and 6 percent in 1998 and 4 and 6.4 percent in 1997; and expected option lives of three to five years in 1998 and five years in 1997.

                    Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:

                    Years Ended September 30,        1998              1997
                    ------------------------------------------------------------

                    Net loss
                           As reported           $  (3,000,864    $  (2,551,378)
                           Pro forma                (3,983,943)      (3,908,402)
                    Net loss per share
                           As reported           $        (.34)   $        (.72)
                           Pro forma                      (.39)            (.89)
                    ============================================================

                    A summary of the status of the Company's stock option plans and outstanding options and warrants as of September 30, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                               1998                 1997
                                      ---------------------  -------------------

                                                   Weighted             Weighted
                                                   Average              Average
                                      Range of     Exercise   Range of  Exercise
                                       Shares       Price      Shares     Price
               -----------------------------------------------------------------

               Outstanding, beginning
                 of year              3,465,894    $ 1.36      478,000   $ 0.84
                  Granted             3,403,467      1.74    3,495,623     1.38
                  Cancelled            (266,910)     1.43     (312,000)    0.81
                  Exercised            (264,571)     1.19     (195,729)    1.39
               -----------------------------------------------------------------
               Outstanding, end
                 of year              6,337,880    $ 1.53    3,465,894   $ 1.36
               =================================================================

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


          Options and warrants
           exercisable, end of year   4,792,388   $   1.51  3,010,894   $   1.35

          Weighted average fair
                value of options and
            warrants granted
            during the year                       $   0.79              $   0.72
          ======================================================================

                    The  following  table  summarizes  information  about  stock
                    options  and  warrants   outstanding   and   exercisable  at
                    September 30, 1998:

                      Outstanding                         Exercisable
           ---------------------------------------------------------------------

                                     Weighted
                                      Average    Weighted               Weighted
            Range of     Number      Remaining   Average      Number    Average
            Exercise   Outstanding  Contractual  Exercise  Exercisable  Exercise
             Prices    at 9/30/98      Life       Price    at 9/30/98    Price
           ---------------------------------------------------------------------


           $0.72-1.00   1,080,665      2.82       $0.86    1,070,665     $0.86
            1.03-1.75   3,561,774      3.52        1.43    2,376,262      1.40
            1.81-4.25   1,695,441      2.27        2.17    1,345,461      2.22
           ---------------------------------------------------------------------

           $0.72-4.25   6,337,880      2.96       $1.53    4,792,388     $1.51
           =====================================================================

9. Employee         401(k) Plan
   Benefit Plans    -----------

                    Integrated Spatial Information Solutions, Inc. has a Section 401(k) profit sharing plan covering substantially all employees. Participants in the plan may contribute up to 15% of their compensation, subject to certain limitations. Under the plan, the Company makes matching contributions equal to 25% of the participants elected deferred contribution up to a maximum of 6% of compensation. Company matching contributions vest ratably over 5 years. Additional contributions may be made at the Company's discretion based upon the Company's performance. Total Company contributions under the plan were approximately $7,700 and $8,900 in 1998 and 1997.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    PlanGraphics has a qualified profit sharing plan with a 401(k) deferred compensation provision covering substantially all employees. The plan allows employees to defer up to 21% of their annual salary with a tiered matching contribution by the Company up to 1.75%. Additional contributions are at the Company's discretion. PlanGraphics contributed approximately $54,300 under the plan in 1998 and $0 for the eight days in 1997 after the Company's acquisition of PlanGraphics.

10. Commitments The Company is partially self insured for employee medical Self Insurance liabilities which covers risk up to $20,000 per individual covered under the plan. The Company has purchased excess medical liability coverage for individual claims in excess of $20,000 and approximately $250,000 in aggregate with a national medical insurance carrier. Premiums and claim expenses associated with the medical self insurance program are included in the accompanying statements of income.

                    Employment Agreements

                    The Company has entered into employment agreements that extend from December 31, 1999 through December 31, 2000 with five of its officers. The employment agreements set forth annual compensation to the five officers of between $60,000 and $157,500 each.

11. Lease           The  Company  owns  the  land  and  manufacturing   facility
    Agreement       previously  used  for its  business  operations  which  were
    of Former       discontinued  in fiscal  1997  through a sale of the assets.
    Manufacturing   The buyer of the  certain  assets of the  Company  currently
    Facility        leases the facilities and has exercised an option to buy the entire property at $1.5 million. The Company and the third party are currently negotiating the purchase price and anticipate closing this transaction during fiscal 1999.

12. Significant During the quarter ended September 30, 1998, the Company Fourth Quarter recorded the prorated portion of a deemed dividend of Adjustments approximately $225,000 related to the preferred stock issued in fiscal  1997.  The Company  also  recorded  approximately
                    $200,000 in expense for stock options and warrants granted throughout the year.


                                                        Integrated Spatial Information
                                                        Solutions, Inc. and Subsidiary

                                            Notes to Consolidated Financial Statements

======================================================================================

13. Supplemental    Years Ended September 30,                    1998         1997
    Schedule of     ------------------------------------------------------------------
    Non-Cash
    Investing and
    Financing
    Activities

                    Business acquired with common stock        $     --     $3,999,340

                    Common stock issued for services
                     and debt                                        --        508,359

                    Conversion of preferred stock into
                     common stock                               1,600,500      450,000

                    Stock issued in connection with
                     conversion of debt                           289,902         --

                    Resolution of stock repossession              241,586         --

                    Stock warrants issued for offering costs      165,138         --

                    Cash paid for interest                        540,490      126,000


14. Life            The Company recorded other income of $400,000 related to the
    Insurance       proceeds  of  two  company  owned  key  man  life  insurance policies on a director of the Company  during the year ended
                    September 30, 1997.

15. Subsequent      The Company  secured a  commitment  for a $3 million line of
    Events          credit.  Based  on  the  commitment  letter  received,   the
                    Company's borrowing base will be based on eligible accounts receivable. The line of credit will accrue interest at a rate per annum of 3.5 percentage points above the 30-day
                    LIBO Rate as published in the Wall Street Journal and will mature one year from the date of closing. The Company anticipates closing on the loan in January 1999.