Form 10KSB/A
period 1998-09-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 1999-01-19
CIK 783284

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

Transitional Small Business Disclosure Format:  Yes [  ]; No [ X ]

                                     PART I

This Amendment No. 1 to Annual Report on Form 10-KSB is filed to clarify at Management's Discussion and Analysis of Financial Condition and Result of Operations information set forth more fully at Note 15 of the financial statements accompanying the originally-filed Report.

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


Cost reductions and other efficiencies associated with improved operational performance at the operating subsidiary during the third and fourth fiscal quarters of FY 1998 have achieved enhanced financial performance. This coupled with the increased backlog of work ($9.7 million as compared with $7.5 million a year ago) is expected to have a positive effect on future cash flows from operations. As discussed at Note 15 in the accompanying financial statements, the Company has secured a letter of intent for a line of credit for up to $3 million based upon accounts receivable; the line of credit would provide cash advances of up to 75 percent of eligible receivables thereby potentially resulting in enhanced available cash resources by making cash available sooner from qualifying outstanding accounts receivable. The pending sale of the Franktown, Colorado real property (See Item 2, Description of Property, above) will also yield net cash after liquidation of the debt associated with the property which is expected to fund parent company recurring cash requirements for FY 1999. While the Company has a litigation reserve of $478,997 for reprocurement costs assessed by the federal government, it has recently learned it may be able to resolve the matter for a lesser amount including its own legal costs which are already accrued as a liability. Accordingly, the Company believes it has adequate liquidity and capital resources to be able to meet the known cash requirements resulting from pending litigation and its current level of operations from presently projected cash inflows.


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

Capital Resources


The Company has taken actions to increase its exposure to the investment banking community by apprising relevant principals of its diversification activities, acquisition program and other business development endeavors designed to result in new business. As a result the Company has secured needed financing through the placement of equity pursuant to Regulations D and S, as noted in Item 5,

Market For Common Equity and Related Stockholder Matters. As discussed at Note 15 in the accompanying financial statements, the Company has also secured a letter of commitment for a $3 million asset based line of credit for internal working capital needs. In addition, the Company has received expressions of interest from several entities for providing additional credit facilities in support of its acquisition program. An additional placement of equity or debt or the successful negotiation of a credit facility will be needed to meet projected cash demands for expansion programs. There can be no assurance the Company will be successful in these efforts.


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

                 Integrated Spatial Information Solutions, Inc.


Date: 1/15/99                                By: /s/ Fred Beisser
     ---------                                  --------------------------------
                                                Frederick G. Beisser,
                                                Vice President Finance and
                                                Administration