Form 10KSB/A
period 1998-09-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 1999-01-22
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A2

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

Transitional Small Business Disclosure Format:  Yes [  ]; No [ X ]

                                     PART I


This amendment No. 2 to Annual Report on Form 10-KSB is filed supply the explanation of losses for Continuing Operations--Fiscal Year 1998 Compared to Fiscal Year 1997 at Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

Continuing Operations--Fiscal Year 1998 compared to Fiscal Year 1997


Losses. The Company reported an operating loss of $2,401,789 for FY 1998, an increase of $877,365 over the prior year's report. The operating loss resulted primarily from the increased parent company costs for compensation, legal and audit expenses, noted below, for Total FY 1998 costs and expenses. The Company also reported a loss from continuing operations of $3,000,864 for an increase of $2,047,799 over the prior year amount. The change in the loss from continuing operations resulted from the increase in operating loss of $877,365 plus the net change of a negative $1,170,434 to total other income and expenses, for which the explanations of increased interest expense and the net change in other income and expense are also provided below.


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

Total FY 1998 costs and expenses amounted to $10,548,156, or 129.5% of revenue. This amount is also not comparable to the reported prior year total as only eight days of subsidiary costs and expenses were included in the reported figure along with costs of operating the parent company. Comparable costs and expenses or FY 1997 amounted to $10,115,628, which when compared to FY 1998 amounts results in an increase of $432,528, or 4.1%. Significant reductions in costs and expenses were experienced in overhead at the subsidiary ($584,000) and noncash compensation expenses required by SFAS 123 and APB 25 ($487,000). These decreases were offset by increases in salaries and benefits of $582,000 at the subsidiary, and $173,886 at the parent, consulting fees of $316,000, and audit and legal fees of approximately $174,000.

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

                                    PART IV

Item 13-EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is filed as a part of this report:

Exhibit
Number         Exhibit

10.6 Executive Employment Agreement dated March 18, 1998 between the Company and Robert S. Vail.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Integrated Spatial Information Solutions, Inc.


Date: 1/22/99                                By: /s/ Fred Beisser
     ---------                                  --------------------------------
                                                Frederick G. Beisser,
                                                Vice President Finance and
                                                Administration