Form 10QSB
period 1998-12-31
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 1999-02-16
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998.

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    --------------

Commission file number 0-14273

                 INTEGRATED SPATIAL INFORMATION SOLUTIONS, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                           84-0868815
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                13119 Professional Drive, Jacksonville, FL 32225
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (904) 220-4747
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

       11,496,571 Common Shares were outstanding as of December 31, 1998.


                                           Number of pages in this report is 12.

                                Table of Contents


Part I, Financial                                                       3

         Consolidated Balance Sheet                                     3

         Consolidated Statement of Operations                           5

         Consolidated Statements of Cash Flow                           6

         Notes to Consolidated Financial Statements                     7

         Management Discussion and Analysis                             9

Part II Other Information                                              11

Signature Page                                                         12

Part 1
Financial Statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets
                                   (Unaudited)
December 31, 1998
--------------------------------------------------------------------------------

Assets

Current:
   Cash and Cash Equivalents                                     $     12,231
   Accounts receivable (net of allowance)                           2,095,909
   Land and building, held for resale, net                          1,076,371
   Restricted cash                                                    100,000
   Prepaid expenses and other                                         168,388
--------------------------------------------------------------------------------
Total current assets                                                3,452,899
--------------------------------------------------------------------------------

Property and Equipment:

   Land and building under capital lease - related party            1,866,667
   Equipment and furniture                                            469,904
   Leased assets                                                      289,234
--------------------------------------------------------------------------------
                                                                    2,625,805
Less accumulated depreciation                                        (456,893)
--------------------------------------------------------------------------------
Net property and equipment                                          2,168,912
--------------------------------------------------------------------------------

Other Assets

Goodwill, net of accumulated amortization                           4,893,692
Other                                                                  82,795
--------------------------------------------------------------------------------

Total other assets                                                  4,976,487
--------------------------------------------------------------------------------

                                                                  $10,598,298
--------------------------------------------------------------------------------

See accompanying  notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets
                                   (Unaudited)
December 31, 1998
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
Notes payable - current portion                                    $    883,094
Obligations under capital leases - related party - current              156,724
Accounts payable                                                        790,920
Accrued expenses                                                        639,004
Deferred revenue                                                        152,314
Accrued litigation settlement                                           478,165
--------------------------------------------------------------------------------
Total current liabilities                                             3,100,221
--------------------------------------------------------------------------------

Long-term Liabilities
Notes payable, less current maturities                                  369,052
Obligations under capital leases - related party                      1,919,935
--------------------------------------------------------------------------------
Total long-term liabilities                                           2,288,987
--------------------------------------------------------------------------------
Total liabilities                                                     5,389,208
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  590 shares issued and
outstanding                                                                   1
Common stock, no par value, 2,000,000,000
  shares authorized, 11,496,571 shares issued
  and outstanding                                                    12,635,423

Additional paid-in capital                                            3,754,275
Accumulated deficit                                                 (11,180,609)
--------------------------------------------------------------------------------
Total stockholders' equity                                            5,209,090
--------------------------------------------------------------------------------

                                                                   $ 10,598,298
================================================================================

See accompanying  notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)

Three Months Ended December 31,                        1998             1997
--------------------------------------------------------------------------------

Revenues                                           $  2,043,168    $  1,800,929
--------------------------------------------------------------------------------

Costs and expenses:
   Salaries and employee benefits                     1,303,375       1,271,394
   Direct contract costs                                348,700         325,051
   Other operating costs                                635,570         823,144
--------------------------------------------------------------------------------

Total costs and expenses                              2,287,645       2,419,589
--------------------------------------------------------------------------------

Operating loss                                         (244,477)       (618,660)
--------------------------------------------------------------------------------

Other Income (expense):
   Interest expense                                    (130,142)        (94,706)
   Other income                                             595          59,657
   Other expense                                           --          (103,171)
--------------------------------------------------------------------------------

Total other income (expense)                           (129,547)       (138,220)
--------------------------------------------------------------------------------

Net loss from continuing operations                    (374,024)       (756,880)
Loss from discontinued operations                      (109,959)
--------------------------------------------------------------------------------
Net loss                                               (374,024)       (866,839)
--------------------------------------------------------------------------------

Preferred stock dividends                               (12,241)        (14,910)
Deemed preferred stock dividends                        (83,333)
--------------------------------------------------------------------------------
Net loss attributable to
    common stockholders                            $   (388,265)   $   (965,082)
--------------------------------------------------------------------------------

Basic and diluted loss per common share:
Loss from continuing operations attributable to
   common stockholders                             $      (0.03)   $      (0.09)
Loss from discontinued operations                                         (0.01)
Loss attributable to common stockholders                  (0.03)          (0.10)
--------------------------------------------------------------------------------

Weighted average number of shares of
   common stock outstanding                          11,462,223       8,346,053
--------------------------------------------------------------------------------

See accompanying notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Cash Flow
                                   (Unaudited)

Three Months Ended December 31,                          1998           1997
--------------------------------------------------------------------------------

Operating Activities
Net loss                                             $  (374,024)   $  (866,840)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                       206,910        226,509
     Stock options and warrants issued for
       services performed                                 15,236         65,451
     Forgiveness of debt                                                (16,207)
     Write off of accumulated depreciation due to
       discontinued operations                                         (129,002)
     (Increase) decrease in accounts receivable          472,814        173,946
     Decrease in accrued settlement liability               (832)       (42,003)
     (Increase) decrease in other assets                   7,526         88,972
     Increase (decrease) in accounts payable             108,954       (499,961)
     Decrease (increase) in accrued expenses            (219,021)        81,093
     Increase (decrease) in deferred revenue              39,268       (107,379)
--------------------------------------------------------------------------------

Net cash generated (used) by operating activities        237,751     (1,025,421)
--------------------------------------------------------------------------------

Investing Activities
Purchase of equipment                                    (23,543)
Accumulated depreciation adjustment                       (3,286)
Receipt from sale of assets                                             994,069
--------------------------------------------------------------------------------
Net cash (used) provided by investing activities         (26,829)       994,069
--------------------------------------------------------------------------------

Financing Activities
Payments on checks written against future deposits      (207,650)      (209,591)
Proceeds from borrowing                                   60,000
Payments on debt                                        (106,086)      (450,256)
Issuance of common stock                                                  5,031
Issuance of convertible preferred stock                                 212,500
--------------------------------------------------------------------------------

Net cash provided (used) by financing activities        (253,736)      (442,316)
--------------------------------------------------------------------------------
Net decrease in cash                                     (42,814)      (473,668)

Cash and cash equivalents, beginning of period            55,045        582,326
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $    12,231    $   204,476
--------------------------------------------------------------------------------

See accompanying notes to financial statements

                 Integrated Spatial Information Solutions, Inc.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1998, the consolidated results of its operations for the three-month periods ended December 31, 1998, and 1997 and statements of cash flows for the three-month periods then ended.

The accounting policies followed by the Company are set forth in the annual report of September 30, 1998, filed on Form 10-KSB, as amended, and the audited consolidated financial statements therein with the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The consolidated results of operations for the three-month period ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year ending September 30, 1999.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-KSB for September 30, 1998.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $6.0 million with expirations through 2018. At December 31, 1998, the amount of the net operating loss carryforward balance is estimated at $6.4 million. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

The Company previously filed with the Armed Services Board of Appeals an appeal of certain reprocurement costs related to the difference between the Company's contract price and the price incurred by DLA from the next lowest vendor as provided for in the Federal Acquisition Regulations. A hearing date was eventually set for February of 1999 and has recently been rescheduled to late March to allow execution of a settlement agreement. The Company had also recorded a reserve of $521,000 for the loss in June, 1996 and believed that amount to be sufficient for the possible reprocurement costs. Subsequent to this quarter, counsel for DLA has verbally agreed to a de minimis settlement of the appeal. (See also Item 3, Legal Matters, and Note 5, Litigation, to the financial statements in Form 10-KSB, as amended, for September 30, 1998.)

(5) Lease Obligations

The Company leases various equipment as well as facilities under capital leases that expire through the year 2003 as noted in Note 7 to the Financial Statements in Form 10-KSB, as amedned, September 30, 1998.

(6) Subsequent Events

Convertible Preferred Stock. In January, 1999, the holders of Series A, 6% Cumulative Convertible Redeemable Preferred Stock converted 100 shares into common stock in accordance with the issue agreement. Accordingly, the Company issued 461,552 shares of its common stock in exchange.

Litigation Settlement. See also, Note 4, Litigation, above regarding the pending verbal settlement with the Government.

Line of Credit Commitment Letter. On February 9, 1999 the Company was verbally advised by a representative of the lending institution the institution was withdrawing the commitment letter for the line of credit and refunding the origination fee. The Company is in discussions with two other institutions for alternative sources of working capital.

7. Accounting for Preferred Stock Convertible at a Discount to the Market.

The statement of operations gives effect for a discount of 25% of the common stock which would result and be deemed to be additional dividend to the holders of the Company's 6% convertible preferred stock sold on October 14, 1997. That convertible preferred stock was convertible into common stock at a 25% discount to the five day average market price of the common stock immediately preceding the conversion date which was lower than the five day average market price at the date of placement. This difference, $83,333 for the prior year first quarter, on the first possible date of conversion is an imputed discount and is deemed to be additional dividend available to the holders of the preferred stock which reduced prior year first quarter income available to common stock shareholders. Accordingly, it was reduced from cumulative net income to arrive at net income attributable to common shareholders.

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

Because the Company incurred net losses in both three month periods ending December 31, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive. The total of warrants and options outstanding at December 31, 1998 and December 31, 1997 were 6,499,727 and 6,967,850, respectively.


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

Financial Condition:

Liquidity. Cash decreased $42,814 to a total of $12,231 from $55,045 at September 30, 1998. The decrease was primarily due to the reductions in current liabilities as well as the net operating loss for the quarter.

Presently, the Company has working capital of approximately $352,678 versus negative working capital of $957,000 a year prior. The primary reason for this improvement is the reclassification of $1,076,,371 to current assets representing the Company's real property in Franktown, Colorado in light of the lessee's action to exercise his purchase option. The Company and the lessor are negotiating a final purchase price and expect to complete the transaction in the near future.

The Company's current ratio of total current assets to current liabilities increased to 1.11:1 from .71:1 a year ago while it decreased slightly from 1.20:1 at September 30, 1998.

Should the sale of the real property not be timely completed, the Company's liquidity could be adversely affected by the balloon payment of $680,000 required on March 3, 1999 if management's attempts at extending the due date of the note or finding a replacement lender were to not be successful.

As a result of losses from operations, the forthcoming required balloon payment related to the mortgage note, and limited working capital, the Company's ability to timely meet payment due dates could be in question. Management's plan to continue the operation of the Company includes: raising funds through additional debt or equity instruments, of which there can be no assurance; the negotiation of a credit facility for additional acquisition and operating capital needs;
expected increased cashflows from new contracts awards on which revenue producing work has begun; and constraining the cost of operations coupled with an additional contingency plan to generate further cost reductions and improved cash flows.

Capital Resources. During the fourth quarter of the prior fiscal year the Company sold a total of 700 shares of convertible preferred stock in a private offshore transaction which resulted in net funding of approximately $463,000. The Company has established strong relations with investment banking entities. Accordingly, management believes it may be able to secure a credit facility large enough to support its near term acquisition program and required working capital. In addition, the Company is in discussions with two financial institutions with the intent of arranging an asset-based line of credit.

The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.


Results of Operations:

First Quarter of Fiscal Year 1999

Revenue for the first quarter of FY 1999 reached $2,043,168 and was generated entirely by the Company's operating subsidiary, PlanGraphics, Inc. from geographic information systems activities. This level of current quarter revenue reflects an increase of 11.8% over the same period of the prior year. The increase over the prior year level of operations for the same quarter resulted from the expansion of contract activity.

The Company's total costs and expenses reached $2,287,645 or 119.6% of revenue, an improvement of $131,944 over the prior year. This amount reflects approximately $187,574 in reductions to other operating costs and is offset by slight increases in salaries and employee benefits and from increased direct contract costs.

The operating loss decreased by $373,523 to $244,477 from last fiscal year's first quarter total of $618,660, reflecting management's efforts to improve operations.

Interest expense increased over that of the prior year by $35,436 as a result of two factors, the payment of a line of credit origination fee and increased rate of interest connected with the new mortgage on the Company's former manufacturing facility, increased interest attributable to lease financing at the operating subsidiary. Other expense decreased $103,171 from the prior year amount primarily due the absence of certain consulting fees and acquisition expenses.

Other income also decreased from prior year totals because $16,207 reflecting nonrecurring forgiveness of debt in the 1997 first quarter.

First Quarter of Fiscal Year 1998

Revenue for the first quarter of FY 1998 amounted to $1,800,929 and was generated entirely by the Company's operating subsidiary, PlanGraphics, Inc., from geographic information systems activities and was not comparable with restated revenue of nil for the first quarter of the prior fiscal year. This level of first quarter revenue reflected a decline of 28.1% from the subsidiary's revenue for the same period of the prior year. The decline from the subsidiary's prior year level of operations for the same quarter resulted from the winding down of a significant long-term contract and a delay in the commencement of work on replacement contract activity. It was, however, an increase over the subsidiary's FY 1997 fourth quarter revenue reflecting growing backlog increased sales over that period.

The Company's total costs and expenses reached $2,419,589 or 134.4% of revenue. Approximately $381,176 was related to parent company general and administrative costs and was not comparable to reported costs for the prior year that resulted from discontinued operations of the Company. Of this amount, approximately $125,000 was related to actions resulting from merger and acquisition activities; and another $98,000 of acquisition amortization expenses were recorded also. The balance, $1,940,413, was related to GIS operations and reflected a decrease from the costs for the same period, a year prior which were not publicly reported. The decline in GIS related costs resulted from management actions to reduce staffing and operating costs in response to the impending temporary decline in revenue.

Interest expense for FY 1998 first quarter increased over that of the prior year by $60,757 as a result of the interest costs added from the GIS subsidiary acquired late in the fourth quarter of FY 1997. However, trend analysis of both parent company interest ($6,452) and subsidiary interest ($88,254) for the FY 1998 first quarter compared to interest expenses for the same period of FY 1997 revealed a decrease of 78% for the parent company due to certain leased equipment costs no longer occurring because of the divestiture of manufacturing assets and due to the retirement of an SBA-held note and a decrease of 15% in subsidiary generated interest expenses resulting from retirement of certain debt.

Other expense increased over prior year expense primarily due to acquisition expenses ($75,475) which were not reported in prior year totals.

Other income increased over prior year totals as a result of forgiveness of debt from restructuring ($16,207) and the balance from inclusion of the subsidiary results.

Loss from discontinued operations is a result of certain first quarter expenses related to the Company's manufacturing operations which were not accrued during the same period of the prior year.

Contract Backlog

The Company's has reported a backlog of GIS contracts and work assignments amounting to approximately $9.0 million. The year prior there was $8.0 million of uncompleted work in the backlog.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4.

ITEM 2. CHANGES IN SECURITIES

During the current quarter, a holder of convertible preferred stock submitted 10 shares of Series A 6% Convertible Redeemable Preferred Stock for conversion into common stock. The Company issued 40,000 shares of its common stock in exchange. Subsequent to the end of the quarter, the holders submitted100 shares of preferred stock for which the Company issued 461,552 shares of common stock in exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

Exhibits filed since the beginning of the current quarter:

Exhibit 10.6 Executive Employment Agreement between the Company and Robert S. Vail, filed as part of Form 10-KSB on January 13, 1999.

Reports on Form 8-K filed since the beginning of the current quarter:

Not applicable.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Integrated Spatial Information Solutions, Inc .

Dated: February 15, 1999




                                /S/  Fred Beisser
                                     -------------------------------------------
                                     Frederick G. Beisser
                                     Vice President-Finance & Administration,
                                     Secretary & Treasurer and Principal
                                     Financial Accounting Officer