Form 10QSB
period 1999-03-31
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 1999-05-17
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________ .

Commission file number 0-14273

                 INTEGRATED SPATIAL INFORMATION SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


          COLORADO                                               84-0868815
(State or other jurisdiction of                               (I.R.S. Employer
-------------------------------                               ----------------
incorporation or organization)                               Identification No.)


                13119 Professional Drive, Jacksonville, FL 32225
                ------------------------------------------------
                     (Address of principal executive offices)
                                   (Zip Code)


                                 (904) 220-4747
                                 --------------
              (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                [X] Yes [ ] No

         11,496,571 Common Shares were outstanding as of March 31, 1999.


                                           Number of pages in this report is 13.

                                Table of Contents






Part I, Financial                                                         3

         Consolidated Balance Sheet                                       3

         Consolidated Statement of Operations                             5

         Consolidated Statements of Cash Flow                             6

         Notes to Consolidated Financial Statements                       7

         Management Discussion and Analysis                               9

Part II Other Information                                                12

Signature Page                                                           13

Part 1
Financial Statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheet
                                   (Unaudited)

                                                                  March 31, 1999
                                                                  --------------
Assets

Current:
   Cash and Cash Equivalents                                       $    281,180
   Accounts receivable (net of allowance)                             2,058,728
   Land and building, held for resale, net                            1,067,144
   Restricted cash                                                      100,000
   Prepaid expenses and other                                           135,136
                                                                   ------------
Total current assets                                                  3,642,188
                                                                   ------------

Property and Equipment:

   Land and building under capital lease - related party              1,866,667
   Equipment and furniture                                              477,995
   Leased assets                                                        289,234
                                                                   ------------
                                                                      2,633,896
Less accumulated depreciation                                          (546,212)
                                                                   ------------
Net property and equipment                                            2,087,684
                                                                   ------------

Other Assets

Goodwill, net of accumulated amortization                             4,792,403
Other                                                                    82,795
                                                                   ------------

Total other assets                                                    4,875,198
                                                                   ------------

                                                                   $ 10,605,070
                                                                   ------------


See accompanying  notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheet
                                   (Unaudited)

                                                                  March 31, 1999
                                                                  --------------
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable - current portion                                    $    893,281
Obligations under capital leases - related party - current              153,906
Accounts payable                                                        954,627
Accrued expenses                                                        724,227
Deferred revenue                                                        196,740
Client prepayment                                                       237,914
                                                                   ------------
Total current liabilities                                             3,160,695
                                                                   ------------

Long-term liabilities:
Notes payable, less current maturities                                  314,032
Obligations under capital leases - related party                      1,878,355
                                                                   ------------
Total long-term liabilities                                           2,192,387
                                                                   ------------
Total liabilities                                                     5,353,082
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  590 shares issued and outstanding                                           1
Common stock, no par value, 2,000,000,000
  shares authorized, 11,958,123 shares issued
  and outstanding                                                    12,635,423
Additional paid-in capital                                            3,760,549
Accumulated deficit                                                 (11,143,985)
                                                                   ------------
Total stockholders' equity                                            5,251,988
                                                                   ------------
                                                                   $ 10,605,070
                                                                   ------------


See accompanying  notes to financial statements


                               Integrated Spatial Information Solutions, Inc., and Subsidiary
                                    Condensed and Consolidated Statements of Operations
                                                        (Unaudited)

                                                                      Six months ended               Three months ended
                                                                          March 31,                       March 31,
                                                                ----------------------------    ---------------------------
                                                                    1999            1998            1999            1998
                                                                    ----            ----            ----            ----
Revenues                                                        $  3,965,879    $  3,674,381    $  1,910,811    $  1,873,452

Cost of sales
    Salaries and employee benefits                                 2,558,684       2,481,372       1,255,311       1,209,978
    Direct contract costs                                            630,267         621,424         281,569         296,373
    Other operating costs                                          1,229,879       1,744,672         595,521         921,531
                                                                ------------    ------------    ------------    ------------

Total costs and expenses                                           4,418,830       4,847,468       2,132,401       2,427,882
                                                                ------------    ------------    ------------    ------------

Operating loss                                                      (452,951)     (1,173,087)       (221,590)       (554,430)

Other income (expense):
    Interest expense                                                (289,784)       (198,653)       (158,424)       (103,947)
    Other income                                                       1,264          77,099             761         120,613
    Gain on litigation settlement                                    414,312            --           414,312            --
                                                                ------------    ------------    ------------    ------------
Total other income (expense)                                         125,792        (121,554)        256,649          16,666
                                                                ------------    ------------    ------------    ------------

Net income (loss) from continuing operations                        (327,159)     (1,294,641)         35,059        (537,764)
Income (loss) from discontinued operations                              --           (41,802)           --            68,157
                                                                ------------    ------------    ------------    ------------

Net income (loss)                                                   (327,159)     (1,336,443)         35,059        (469,607)
                                                                ------------    ------------    ------------    ------------

Preferred stock dividends                                            (24,482)        (14,910)        (12,241)           --
Deemed preferred stock dividends                                        --           (83,333)           --              --
                                                                ------------    ------------    ------------    ------------

Income (loss) attributable to common stockholders               $   (351,641)   $ (1,434,686)   $     22,818    $   (469,607)
                                                                ------------    ------------    ------------    ------------

Basic income (loss) per common share:
Income (loss from continuing operations attributable
to common stockholders                                                  (.03)           (.14)           --              (.05)
Income (loss) from discontinued operations                              --              --              --              (.04)
                                                                ------------    ------------    ------------    ------------
Income (loss) attributable to common stockholders                       (.03)           (.15)           --              (.04)
                                                                ------------    ------------    ------------    ------------

Weighted average number of shares of common stock outstanding     11,694,988       9,395,562      11,932,481      10,481,942
                                                                ------------    ------------    ------------    ------------

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable
to common stockholders                                                  (.03)           (.14)           --              (.05)
Income (loss) from discontinued operations                              --              --              --              (.04)
                                                                ------------    ------------    ------------    ------------
Income (loss) attributable to common stockholders                       (.03)           (.15)           --              (.04)
                                                                ------------    ------------    ------------    ------------

Weighted average number of shares of common stock outstanding     11,694,988       9,395,562      20,003,219      10,481,942
                                                                ------------    ------------    ------------    ------------


See accompanying  notes to financial statements

                                       5


                       Integrated Spatial Information Solutions, Inc., and Subsidiary
                             Condensed and Consolidated Statements of Cash Flow
                                                  (Unaudited)


                                                                             For the Six months ended March 31,
                                                                             ----------------------------------
                                                                                    1999           1998
                                                                                    ----           ----
Operating activities:
   Net loss                                                                     $  (327,159)   $(1,336,443)
   Adjustment to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               403,455        384,941
        Stock options and warrants issued for services performed                     19,886        255,824
        Gain on litigation settlement                                              (414,312)          --
        Gain on sale of assets and miscellaneous                                    (11,304)          --
        Decrease in land and building held for resale                               (16,378)          --
        Write off accumulated depreciation due to discontinued operations              --         (129,002)
        Decrease in accounts receivable                                             509,995        188,466
        Decrease in accrued settlement liability                                    (64,685)       (42,003)
        Decrease in other assets                                                     40,778         54,291
        Increase (decrease) in accounts payable                                     272,747       (506,618)
        Decrease in accrued expenses                                               (134,097)      (209,907)
        Increase (decrease) in deferred revenue                                      83,694       (132,035)
        Increase in client prepayments                                              237,914           --
                                                                                -----------    -----------

Net cash generated (used) by operating activities                                   600,534     (1,472,486)
                                                                                -----------    -----------

Investing activities:
        Purchase (disposition) of equipment                                         (31,436)         2,445
        Receipt from sale of assets                                                    --        1,100,000
                                                                                -----------    -----------

Net cash (used) provided by investing activities                                    (31,436)     1,102,445
                                                                                -----------    -----------

Financing activities:
        Payments on checks written against future deposits                         (207,650)      (106,332)
        Proceeds of borrowings                                                       60,000           --
        Payment of debt                                                            (195,313)     (4327,151)
        Issuance of common stock                                                       --          138,643
        Issuance of convertible preferred stock                                        --          212,500
                                                                                -----------    -----------

Net cash used by financing activities                                              (342,963)      (182,340)
                                                                                -----------    -----------

Net increase (decrease) in cash                                                     226,135       (552,381)

Cash and cash equivalents, beginning of period                                       55,045        582,326
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $   281,180    $    29,945
                                                                                ===========    ===========


See accompanying notes to financial statements



                 Integrated Spatial Information Solutions, Inc.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1999, the consolidated results of its operations for the six-month periods ended March 31, 1999, and 1998 and statements of cash flows for the six-month periods then ended.

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

The consolidated results of operations for the three and six-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year ending September 30, 1999.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-KSB for September 30, 1998.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $6.0 million with expirations through 2018. At March 31, 1999, the amount of the net operating loss carryforward balance is estimated at $6.4 million. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

During the quarter, the Company and the Defense Logistics Agency settled the appeal of reprocurement costs for a deminimis amount. As a result, after consideration of related legal costs, the Company has reduced the previously recorded reserve and recorded income of $414,312. (See also Item 3, Legal Matters, and Note 5, Litigation, to the financial statements in Form 10-KSB, as amended, for September 30, 1998.)

(5) Lease Obligations

The Company leases various equipment as well as facilities under capital leases that expire through the year 2011 as noted in Note 7 to the Financial Statements in Form 10-KSB, as amended, September 30, 1998.

(6) Subsequent Events

On April 9, 1999 the Company completed the sale of its real property in Franktown, Colorado.

7. Accounting for Preferred Stock Convertible at a Discount to the Market.

The prior year statement of operations gives effect for a discount of 25% of the common stock which would result and be deemed to be additional dividend to the holders of the Company's 6% convertible preferred stock sold on October 14, 1997. That convertible preferred stock was convertible into common stock at a 25% discount to the five day average market price of the common stock immediately preceding the conversion date which was lower than the five day average market price at the date of placement. This difference, $83,333 for the prior year first quarter, on the first possible date of conversion is an imputed discount and is deemed to be additional dividend available to the holders of the preferred stock which reduced prior year first quarter income available to common stock shareholders. Accordingly, it was deducted from cumulative net income to arrive at net income attributable to common shareholders. All of the convertible preferred stock from the October 1997 placement has since been converted into common stock.

8. Earnings Per Share.

Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128 --"Earnings per Share" (SFAS Nor. 128). SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution for unissued shares and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution attributable to the potential issue of additional securities that could share in the earnings of an entity and known as fully diluted earnings per share. No computation of diluted loss per share is displayed when such computation would result in a reduced net loss per share for a period.

Calculation of basic and diluted earnings per share for the periods presented are displayed below:

                                                  Six Months Ended               Three Months Ended
                                            -----------------------------   -----------------------------
                                             March 1999       March 1998     March 1999       March 1998
                                             ----------       ----------     ----------       ----------
Basic Earnings (loss) per common share:
Numerator:
  Income (loss) from
    continuing  operations                  $   (327,159)   $ (1,294,641)   $     35,069    $   (537,784)
  Income (loss) from dis-
     continued operations                           --           (41,802)           --            68,157
  Preferred stock dividends                      (24,482)        (14,910)        (12,241)           --
  Deemed preferred
     stock dividends                                --           (83,333)           --              --
                                            ------------    ------------    ------------    ------------

Income (loss) attributable to
    common shareholders                     $   (351,641)   $ (1,434,686)   $     22,818    $   (469,607)
                                            ============    ============    ============    ============

Denominator:
   Weighted average common
      shares outstanding                      11,094,988       9,395,562      11,932,481      10,481,942
                                            ============    ============    ============    ============

Per share amounts:
  Income (loss) from
     continuing operations                  $      (0.03)   $      (0.14)   $       --      $      (0.05)
  Income (loss) from dis-
      continued operations                          --              --              --              0.01
                                            ------------    ------------    ------------    ------------





  Basic earnings (loss)                     $      (0.03)   $      (0.15)   $       --      $      (0.04)
                                            ============    ============    ============    ============

Diluted earnings (loss) per common share:
  Numerator
 Income (loss) from
    continuing  operations                  $   (327,159)   $ (1,294,641)   $     35,069    $   (537,784)
  Income (loss) from dis-
     continued operations                           --           (41,802)           --            68,157
                                            ------------    ------------    ------------    ------------

Income (loss) attributable to
    common shareholders                     $   (351,641)   $ (1,434,686)   $     22,818    $   (469,607)
                                            ============    ============    ============    ============

Denominator:
   Weighted average common
      shares outstanding                      11,094,988       9,395,562      11,932,481      10,481,942
   Effect of dilutive  securities:
      Stock options                                 --              --         4,672,096            --
      Warrants                                      --              --         1,495,416            --
      Conversion of convertible
         preferred stock outstanding                --              --         1,903,226            --
                                            ------------    ------------    ------------    ------------

  Weighted average of common
    Shares and assumed conver-
     sions outstanding                        11,694,988       9,395,562      20,003,219      10,481,942
                                            ============    ============    ============    ============

Per share amounts:
 Income (loss) from
    continuing  operations                  $      (0.03)   $      (0.14)   $       --      $      (0.05)
  Income (loss) from dis-
     continued operations                           --              --              --              0.01
                                            ------------    ------------    ------------    ------------

Income (loss) attributable to
    common shareholders                     $      (0.03)   $      (0.15)   $       --      $      (0.04)
                                            ============    ============    ============    ============




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

Financial Condition:

Liquidity. Cash increased $226,135 to a total of $281,180 from $55,045 at September 30, 1998. The increase was primarily from increased cash generated from operations.

Presently, the Company has working capital of approximately $481,493 versus negative working capital of $1,493,458 a year prior. The primary reason for this improvement is the reclassification of $1,076,371 to current assets representing the Company's real property in Franktown, Colorado in light of the lessee's exercise of his purchase option. The Company and the lessor completed the transaction subsequent to the end of this reporting period. In addition, renegotiation of a note resulting in $314,032 reclassified to long term liabilities and the net effect of the litigation settlement eliminating $414,312 of a previously recorded reserve further improved working capital.

The Company's current ratio of total current assets to current liabilities increased to 1.15:1 from .60:1 a year ago although it represented a slight decrease from 1.20:1 at September 30, 1998.

As a result of losses from operations and limited working capital, the Company's ability to timely meet payment due dates could be in question. Management's plan to continue the operation of the Company includes: negotiation of an asset based line of credit, the negotiation of a credit facility for additional acquisition and operating capital needs; and raising funds through additional debt or equity instruments, of which there can be no assurance. The Company further believes it will experience increased cashflows from new contract awards on which revenue producing work has begun; and that it will curb the cost of operations coupled with an additional contingency plan to generate further cost reductions and improved cash flows to insure the viability of the Company.

Capital Resources. During the fourth quarter of the prior fiscal year the Company sold a total of 700 shares of convertible preferred stock in a private offshore transaction which resulted in net funding of approximately $463,000.

On February 9, 1999 the Company was verbally advised by a representative of the lending institution the institution was withdrawing its previous commitment letter for a line of credit . The Company is in discussions with two other institutions for asset based source of working capital. The Company has established strong relations with investment banking entities. Accordingly, management believes it may be able to secure a credit facility large enough to support its near term acquisition program and required working capital.

The Company's long-term liquidity requirements may be significant in order to implement its acquisition plans. There can be no guarantee sufficient funds can be secured to achieve these plans.


Results of Operations:

First Half  of Fiscal Year 1999

Revenue for the first half of FY 1999 amounted to $3,965,879 and was generated entirely by the Company's operating subsidiary whose primary activity is in the area of geographic information systems. This revenue reflects an increase of 8% over the first half of the prior fiscal year.

Total consolidated costs and expenses reached $4,418,830 or 122.2% of revenue. Approximately $759,463 of this amount was related to parent company general and administrative costs, down from $1,079,840 during the prior year period. Of the parent company amount, approximately $196,000 represented acquisition amortization expense. The remainder was related to the subsidiary's GIS operations and reflects a significant decrease from the costs for the same period of the prior year. The decline in GIS related costs resulted from management actions to control costs in response to the current level of revenue generation.

Interest expense increased over that of the prior year by $91,131 as a result of increased interest costs related to the Company's Franktown real property, which has been subsequently sold (see Note 6, Subsequent Events, above). Accordingly, interest expense is expected to decrease in the ensuing quarter.

There were no transactions from discontinued operations during the period

Second Quarter of Fiscal Year 1999

Revenue of $1,910,811 for the second quarter of FY 1999 resulted entirely from the Company's operating subsidiary, PlanGraphics, Inc., engaged in geographic information systems activities. This level of current quarter revenue represents an increase of two percent over the same period of the prior year.

The Company's total costs and expenses were $2,132,401 or 111.6% of revenue. This represented a decrease of $295,481 from the prior year; an improvement of
12.2 %. This amount reflects approximately $386,010 in reductions to other operating costs and a 5% reduction to direct contract costs. These reductions are partially offset by slight increases in salaries and employee benefits.

The operating loss decreased by $332,840 to $221,590 from last fiscal year's second quarter total of $554,430 reflecting management's efforts to improve operations.

Interest expense increased over that of the prior year by $54,477 as a result of an increased rate of interest connected with the new mortgage on the Company's former manufacturing facility.

Other income decreased from the prior year amount reflecting the absence of certain nonrecurring credits.

There were no transactions from discontinued operations during the period.

First Half of Fiscal Year 1998

Revenue for the first half of FY 1998 amounted to $3,674,381 and was generated entirely by the Company's GIS operating subsidiary and is not comparable with restated revenue of nil for the first half of the prior fiscal year. This level of revenue reflected a decline of about 27% from the subsidiary's revenue for the same period of the prior year. This decline from the subsidiary's prior year level of operations for the same period resulted from the winding down of a significant long-term contract and a delay in the commencement of work on replacement contract activity.

Total consolidated costs and expenses reached $4,847,471 or 131.9% of revenue. Approximately $1,079,840 was related to parent company general and administrative costs and was not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. Of this amount, approximately $257,363 was related to actions resulting from acquisition activities; and $196,000 of acquisition amortization expenses were also recorded. The balance was related to GIS operations and reflected a decrease from the costs for the same period, a year prior which were not publicly reported. The decline in GIS related costs resulted from management actions to reduce staffing and operating costs in response to the temporary decline in revenue.

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

Discontinued operations total reflected a decrease in expenses related to the discontinued manufacturing operations.

Second Quarter of FY 1998.

Revenue for the second quarter of FY 1998 amounted to $1,873,452 and was generated entirely by the Company's GIS operating subsidiary and was not comparable with restated revenue of nil for the second quarter of the prior fiscal year (Fiscal year 1997). This level of quarterly revenue reflects a decline of approximately 25% from the subsidiary's revenue for the same period of the prior year. This decline from the subsidiary's prior year level of operations for the same quarter resulted from the winding down of a significant long-term contract and a delay in the commencement of work on replacement contract activity. It was, however, a very slight increase over the previous quarter revenue.

Total consolidated costs and expenses for the Company reached $2,427,882 or 129.6% of revenue. Approximately $314,100 was related to parent company general and administrative costs and was not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. Of this amount, approximately $125,000 was related to actions resulting from acquisition activities and $98,000 was attributable to amortization of acquisition expenses. The balance, $1,965,000, was related to GIS operations and reflected a decrease from the costs for the same period of the prior year prior and were not publicly reported. The decline in GIS related costs resulted from management actions to reduce staffing and operating costs in response to the temporary decline in revenue.

Interest expense had increased over that of the prior year by $64,333 as a result of the interest costs added from the GIS subsidiary acquired late in the fourth quarter of FY 1997. However, trend analysis of both parent company interest ($6,452) and subsidiary interest ($88,254) for the current quarter compared to interest expenses for the same period of FY 1997 reveals a decrease of 78% for the parent company due to certain leased equipment costs no longer occurring because of the divestiture of manufacturing assets and due to the retirement of SBA-held note and a decrease of 15% in subsidiary generated interest expenses resulting from retirement of certain debt.

Other expense increased over the prior year total primarily due to acquisition related expenses.

Discontinued operations total reflects a decrease in expenses related to the discontinued manufacturing operations.

Contract Backlog

The Company's has reported a backlog of GIS contracts and work assignments totaling approximately $6.5 million compared to $8.0 million of uncompleted work in the backlog for the prior year.


PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4.

ITEM 2. CHANGES IN SECURITIES

During the current quarter, a holder of convertible preferred stock submitted 100 shares of preferred stock for which the Company issued 461,552 shares of common stock in exchange. The holder has 590 shares of convertible preferred stock remaining.

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


                                  Integrated Spatial Information Solutions, Inc.




Dated: May 16, 1999                /S/  Fred Beisser
       ------------                -----------------
                                   Frederick G. Beisser
                                   Vice President-Finance & Administration,
                                   Secretary & Treasurer and Principal Financial
                                   Accounting Officer