Form 10QSB
period 1999-06-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 1999-08-05
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

                                       OR

[  ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________ .

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


                                 (303) 274-8708
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         12,013,190 Common Shares were outstanding as of June 30, 1999.


                                           Number of pages in this report is 23.

                                Table of Contents



Part I Financial Information                                                 3

         Consolidated Balance Sheet                                          3

         Consolidated Statement of Operations                                5

         Consolidated Statements of Cash Flow                                6

         Notes to Consolidated Financial Statements                          7

         Management Discussion and Analysis                                 10

Part II Other Information                                                   13

Signature Page                                                              14

Exhibits:

Services Agreement                                                          15

Consulting Agreement                                                        19

Part 1
Financial Statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheet
                                   (Unaudited)

                                                                   June 30, 1999
                                                                   -------------
Assets

Current:
   Cash and Cash Equivalents                                        $   283,297
   Accounts receivable (net of allowance)                             1,907,928
   Restricted cash                                                      100,000
   Prepaid expenses and other                                           120,890
                                                                    -----------
Total current assets                                                  2,412,115
                                                                    -----------

Property and Equipment:

   Land and building under capital lease - related party              1,866,667
   Equipment and furniture                                              540,660
   Leased assets                                                        289,234
                                                                    -----------
                                                                      2,696,561
Less accumulated depreciation                                          (643,967)
                                                                    -----------
Net property and equipment                                            2,052,594
                                                                    -----------

Other Assets

Goodwill, net of accumulated amortization                             4,691,117
Other                                                                    82,795
                                                                    -----------

Total other assets                                                    4,773,912
                                                                    -----------

                                                                    $ 9,238,621
                                                                    ===========



See accompanying notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheet
                                   (Unaudited)

                                                                   June 30, 1999
                                                                   -------------
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable - current portion                                    $    217,894
Obligations under capital leases - related party - current              154,882
Accounts payable                                                        661,367
Accrued expenses                                                        605,297
Deferred revenue                                                         54,372
Client prepayment                                                       158,209
                                                                   ------------
Total current liabilities                                             1,852,021
                                                                   ------------

Long-term liabilities:
Notes payable, less current maturities                                  257,888
Obligations under capital leases - related party                      1,845,080
                                                                   ------------
Total long-term liabilities                                           2,102,968
                                                                   ------------
Total liabilities                                                     3,954,989
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  590 shares issued and outstanding                                           1
Common stock, no par value, 2,000,000,000
  shares authorized, 12,013,190 shares issued
  and outstanding                                                    12,700,961
Additional paid-in capital                                            3,721,718
Accumulated deficit                                                 (11,139,048)
                                                                   ------------
Total stockholders' equity                                            5,283,632
                                                                   ------------
                                                                   $  9,238,621
                                                                   ============



See accompanying notes to financial statements



         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Nine months ended              Three months ended
                                                                           June 30,                       June 30,
                                                                    --------------------            --------------------
                                                                    1999            1998            1999            1998
                                                                    ----            ----            ----            ----

Revenues                                                        $  6,216,323    $  5,891,818    $  2,250,444    $  2,217,437

Cost of sales
    Salaries and employee benefits                                 3,791,035       3,738,619       1,232,351       1,257,247
    Direct contract costs                                          1,086,308         966,088         456,041         344,664
    Other operating costs                                          1,878,304       2,725,769         648,425         981,097
                                                                ------------    ------------    ------------    ------------

Total costs and expenses                                           6,755,647       7,430,476       2,336,817       2,583,008
                                                                ------------    ------------    ------------    ------------
Operating loss                                                      (539,324)     (1,538,658)        (86,373)       (365,571)
                                                                ------------    ------------    ------------    ------------
Other income (expense):
    Interest expense                                                (359,120)       (311,396)        (69,336)       (112,743)
    Other income (expense)                                               246         114,093          (1,018)         26,634
    Gain on sale of assets                                           173,905            --           173,905
    Gain on litigation settlement                                    414,312            --              --              --
                                                                ------------    ------------    ------------    ------------
Total other income (expense)                                         229,343        (197,303)        103,551         (86,109)
                                                                ------------    ------------    ------------    ------------

Net income (loss) from continuing operations                        (309,981)     (1,735,961)         17,178        (451,680)
Income (loss) from discontinued operations                              --           (42,215)           --              (413)
                                                                ------------    ------------    ------------    ------------

Net income (loss)                                                   (309,981)     (1,778,176)         17,178        (452,093)
                                                                ------------    ------------    ------------    ------------

Preferred stock dividends                                            (36,723)        (14,910)        (12,241)           --
Deemed preferred stock dividends                                        --           (83,333)           --              --
                                                                ------------    ------------    ------------    ------------

Income (loss) attributable to common stockholders               ($   346,704)   ($ 1,876,419)   $      4,937    ($   452,093)
                                                                ============    ============    ============    ============

Basic income ( loss) per common share:
Income (loss from continuing operations
attributable to common stockholders                                     (.03)           (.18)           --              (.04)
Income (loss) from discontinued operations                              --              --              --              --
                                                                ------------    ------------    ------------    ------------
Income (loss) attributable to common stockholders                       (.03)           (.19)           --              (.04)
                                                                ------------    ------------    ------------    ------------

Weighted average number of shares of common stock outstanding     11,786,734       9,863,072      11,970,226      11,441,759
                                                                ============    ============    ============    ============

Diluted income ( loss) per common share:
Income (loss from continuing operations
attributable to common stockholders                                     (.03)           (.18)           --              (.04)
Income (loss) from discontinued operations                              --              --              --              --
                                                                ------------    ------------    ------------    ------------
Income (loss) attributable to common stockholders                       (.03)           (.19)           --              (.04)
                                                                ============    ============    ============    ============

Weighted average number of shares of common stock outstanding     11,786,734       9,863,072      20,553,452      11,441,759
                                                                ============    ============    ============    ============


See accompanying notes to financial statements

                                       5


         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Cash Flow
                                   (Unaudited)


For the Nine months ended June 30,                                                   1999           1998
----------------------------------                                                   ----           ----

Operating activities:
   Net loss                                                                     $  (309,981)   $(1,778,176)
   Adjustment to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               596,123        580,982
        Stock options and warrants issued for services performed                     45,211        412,577
        Gain on litigation settlement                                              (414,312)          --
        Gain on sale of assets                                                     (173,905)          --
        Decrease in land and building held for resale                             1,083,522           --
        Write off accumulated depreciation due to discontinued operations              --         (129,002)
        Decrease (increase) in accounts receivable                                  660,795         (8,905)
        Decrease in accrued settlement liability                                    (64,685)       (42,003)
        Decrease in other assets                                                     55,024         64,892
        Decrease in accounts payable                                                (20,513)      (598,490)
        Decrease in accrued expenses                                               (253,027)      (179,347)
        Decrease in deferred revenue                                                (58,674)       (14,475)
        Increase in client prepayments                                              158,209           --
                                                                                -----------    -----------

Net cash generated (used) by operating activities                                 1,303,787     (1,691,947)
                                                                                -----------    -----------
Investing activities:
        Purchase of equipment                                                       (94,301)       (57,722)
        Book value of assets sold                                                (1,091,843)          --
        Receipt from sale of assets                                               1,254,126      1,104,125
                                                                                -----------    -----------

Net cash (used) provided by investing activities                                     67,982      1,046,403
                                                                                -----------    -----------
Financing activities:
        Payments on checks written against future deposits                         (207,650)      (269,587)
        Proceeds of borrowings                                                       60,000           --
        Payment of debt                                                            (959,144)      (464,873)
        Dividends on preferred stock                                                (36,723)          --
        Issuance of common stock                                                       --          758,174
        Issuance of convertible preferred stock                                        --          212,500
                                                                                -----------    -----------

Net cash used by financing activities                                            (1,143,517)       236,214
                                                                                -----------    -----------

Net increase (decrease) in cash                                                     228,252       (409,330)

Cash and cash equivalents, beginning of period                                       55,045        582,326
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $   283,297    $   172,996
                                                                                ===========    ===========


See accompanying notes to financial statements



                 Integrated Spatial Information Solutions, Inc.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1999, the consolidated results of its operations for the nine-month periods ended June 30, 1999, and 1998 and statements of cash flows for the nine-month periods then ended.

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

The consolidated results of operations for the three and nine-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year ending September 30, 1999.

(2) Accounts Receivable

Accounts receivable contains amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-KSB for September 30, 1998.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carry-forwards of $6.0 million with expirations through 2018. At June 30, 1999, the amount of the net operating loss carry-forward balance is estimated at $6.4 million. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

Subsequent to the end of the quarter, former consultants to the Company, Transition Partners Limited, a Colorado Corporation, filed a claim for an amount in excess of $2 million on July 16, 1999 in District Court for Boulder County, Colorado, alleging, inter alia, breach of contract, nonpayment of certain services provided, misrepresentation and wrongful termination of a contractual arrangement. The Company believes the claim is without merit and intends to put forth a vigorous defense against the alleged claims. (See also Item 1, Legal Proceedings, below.)

(5) Lease Obligations

The Company leases various equipment as well as facilities under capital leases that expire through the year 2011 as noted in Note 7 to the Financial Statements in Form 10-KSB, as amended, September 30, 1998.

(6) Subsequent Events

Dispute with Former Executive. On July 1, 1999 the Board of Directors terminated Mr. Stephen Carreker as Chairman and Chief Executive Officer under the provisions of his employment agreement allowing termination for cause. As previously reported on Form 8-K, dated July 1, 1999, the Company subsequently filed a civil action against Mr. Carreker. The Company's complaint, filed on July 2, 1999, in the District Court of Denver, Colorado, alleges that Mr. Carreker made false statement to, and concealed information from, the Board of Directors and other regarding the Company's operations. The Company seeks compensatory and punitive damages in unspecified amounts as well as pre- and post-judgement interest and award of legal cost, expense and attorneys' fees. Through his attorney, Mr. Carreker has asserted that he is entitled to severance compensation, bonus payment, and has rights to stock options for both vested and non-vested performance stock option grants as if he were terminated for reasons other than death, disability, cause, voluntary resignation or expiration of the term of his agreement. Mr. Carreker has filed a demand for arbitration pursuant to his employment contract with the American Arbitration Association. The Company intends to vigorously contest all claims asserted by Mr. Carreker, including claims regarding the alleged rights to performance related stock option grants for which performance goals were not met. Nothing in this report should be construed to limit or otherwise affect the Company's claims against Mr. Carreker, including claims with respect to his entitlement to certain equity grants and alleged bonus payments.

Agreement with New Chairman. Effective July 6, 1999 the Company entered into an Agreement for Services with Mr. Gary S. Murray wherein he is retained as the Chairman of the Board of Directors. The term of the Agreement begins July 1, 1999 and ends the earlier of June 30, 2001 or the date upon which he is not elected as a Director or is removed as a Director. Annual base compensation for Mr. Murray is set at $50,000, payable in equal monthly installments of the Company's common stock priced at the average price for the five business days preceding the date of the Agreement, or $0.2906, and options to purchase 175,000 shares per annum of the Company's common stock at $0.31 per share vesting in quarterly installments and exercisable for three years from the date of the Agreement. In addition, Mr. Murray received incentive options to acquire 688,235 shares of the Company's common stock fully vested and immediately exercisable at an exercise price of $0.2906 per share. He exercised the stock options and on July 13, 1999 submitted payment to the Company. The Company has agreed to file a registration statement with the Securities and Exchange Commission as soon as practicable to register the public sale of the common stock underlying the options granted under the Agreement. Common stock held by the Chairman, even though registered, will be subject to the SEC Rule 144 restrictions imposed on affiliates of the Company. The rights and duties under the Agreement are not assignable, except that Mr. Murray may assign options issuable to an entity of which he owns more than 50% of the voting power and such entity which has received the options may assign them to Mr. Murray. The Agreement for Services is made a part of this report as Exhibit 10.7 and appears at page 15.

Related Party Agreement with HumanVision LLC. Mr. Murray is the principal owner and executive officer of HumanVision LLC, an organization that entered into a consulting agreement with the Company on July 6, 1999. The agreement ends upon the earlier of June 30, 2001; the date upon which Mr. Murray is not elected as a Director or is removed as a Director; and the date upon which he does not own more than 50% of the voting power of HumanVision. Under the agreement, HumanVision will provide certain services related to developing and implementing actions to increase shareholder value through articulation of a vision for the Company, identifying and reviewing merger and acquisition candidates, obtaining capital (debt or equity) to finance mergers and acquisitions, and recruiting and evaluating candidates for senior executive and director position. Compensation for these services consists of performance options in two quantities of 322,581 each to acquire common stock of the Company at an exercise fee of $0.31 per share if the market capitalization of the Company exceeds $30 million for the first quantity and $60 million for the second quantity for 20 of 30 consecutive business days at any time prior to June 30, 2002. The Company will issue each performance option granted within 30 days of the date the respective performance goal is achieved and the option will be exercisable for a period of three years from the date of issue. The Company is obligated to register the public sale of the underlying common stock as soon as practicable after the options become exercisable. The agreement also provides for a success fee of 1.5% of the transaction value in the event the Company successfully completes a merger with or into another entity or completes any acquisition of stock or assets during the term of the agreement. The fee, which applies only to those activities outside the normal course of business and only to entities other than existing subsidiaries of the Company, is to be paid in the currency of the applicable transaction for which it is earned. The Consulting Services Agreement is made a part of this report as Exhibit 10.8 and appears at page 20.

7. Accounting for Preferred Stock Convertible at a Discount to the Market.

The prior year statement of operations gives effect to a discount of 25% of the common stock which would result and be deemed to be additional dividend to the holders of the Company's 6% convertible preferred stock sold on October 14, 1997. That convertible preferred stock was convertible into common stock at a 25% discount to the five day average market price of the common stock immediately preceding the conversion date which was lower than the five day average market price at the date of placement. This difference, $83,333 for the prior year first quarter, on the first possible date of conversion is an imputed discount and is deemed to be additional dividend available to the holders of the preferred stock which reduced prior year first quarter income available to common stock shareholders. Accordingly, it was deducted from cumulative net income to arrive at net income attributable to common shareholders. All of the convertible preferred stock from the October 1997 placement has since been converted into common stock.

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

Calculation of basic and diluted earnings per share for the periods presented are displayed below:



                                                  Nine Months Ended               Three Months Ended
                                              June 1999       June 1998       June 1999       June 1998
                                              ---------       ---------       ---------       ---------
Basic Earnings (loss) per common share:
Numerator:
  Income (loss) from
    continuing  operations                  $   (309,981)   $ (1,735,961)   $     17,178    $   (451,680)
  Income (loss) from dis-
     continued operations                           --           (42,215)           --              (413)
  Preferred stock dividends                      (36,723)        (14,910)        (12,241)           --
  Deemed preferred
     stock dividends                                --           (83,333)           --              --
                                            ------------    ------------    ------------    ------------

Income (loss) attributable to
    common shareholders                     $   (346,704)   $ (1,876,419)   $      4,937    $   (452,093)
                                            ============    ============    ============    ============

Denominator:
   Weighted average common
      shares outstanding                      11,786,734       9,863,072      11,970,226      11,441,759
                                            ============    ============    ============    ============

Per share amounts:
  Income (loss) from
     continuing operations                  $      (0.03)   $      (0.18)   $       --      $      (0.04)

Income (loss) from dis-
      continued operations                          --              --              --              --
                                            ------------    ------------    ------------    ------------

  Basic earnings (loss)                     $      (0.03)   $      (0.15)   $       --      $      (0.04)
                                            ============    ============    ============    ============


Table continues on next page.


                                                  Nine Months Ended               Three Months Ended
                                              June 1999       June 1998       June 1999       June 1998
                                              ---------       ---------       ---------       ---------
Diluted earnings (loss) per common share:
  Numerator
 Income (loss) from
    continuing  operations                  $   (309,981)   $ (1,735,961)   $     17,178    $   (451,680)
  Income (loss) from dis-
     continued operations                           --           (42,215)           --              (413)
                                            ------------    ------------    ------------    ------------

Income (loss) attributable to
    common shareholders                     $   (346,704)   $ (1,876,419)   $      4,937    $   (452,093)
                                            ============    ============    ============    ============

Denominator:
   Weighted average common
      shares outstanding                      11,786,734       9,863,072      11,970,226      11,441,759
   Effect of dilutive  securities:
      Stock options                                 --              --         4,397,930            --
      Warrants                                      --              --         1,493,039            --
      Conversion of convertible
         preferred stock outstanding                --              --         2,672,257            --
                                            ------------    ------------    ------------    ------------

  Weighted average of common
    Shares and assumed conver-
     sions outstanding                        11,786,734       9,863,072      20,553,452     10,4441,759
                                            ============    ============    ============    ============

Per share amounts:
 Income (loss) from
    continuing  operations                  $      (0.03)   $      (0.18)   $       --      $      (0.04)
  Income (loss) from dis-
     continued operations                           --              --              --              --
                                            ------------    ------------    ------------    ------------

Income (loss) attributable to
    common shareholders                     $      (0.03)   $      (0.19)   $       --      $      (0.04)
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

Financial Condition:
--------------------

Liquidity. Cash increased $228,252 to a total of $283,297 from $55,045 at September 30, 1998. The increase was primarily from increased cash generated from operations.

At June 30, 1999 the Company has working capital of approximately $560,000 versus negative working capital of $573,000 a year prior. The principal reasons for this improvement are the sale of the Company's real property in Franktown, Colorado, the favorable settlement of litigation with the federal government and a private placement of preferred stock in August 1998. The sale of the real property resulted in additional current assets of approximately $174,000 and the litigation was settled for $414,000 less than the amount reserved in previously issued financial statements with a positive impact on working capital of a like amount. The preferred stock sale resulted in $463,000 of additional current assets.

The Company's current ratio of total current assets to current liabilities increased to 1.30:1 from .60:1 a year ago and 1.20:1 at September 30, 1998.

As a result of losses from operations and limited working capital, the Company's ability to timely meet payment due dates could be in question. Management's plan to continue the operation of the Company includes: negotiation of an asset based line of credit, the negotiation of a credit facility for additional acquisition and operating capital needs; negotiation of more manageable payment schedules with preferred vendors and service providers, and raising funds through additional debt or equity instruments, of which there can be no assurance. The Company further believes it will experience increased cashflows from new contract awards on which revenue producing work has begun; and that it will be able to reduce the cost of operations and improve cash flows to insure the viability of the Company.

Capital Resources. During the fourth quarter of the FY 1998 the Company sold 700 shares of convertible preferred stock in a private offshore transaction which resulted in net funding of approximately $463,000.

On February 9, 1999 the Company was advised by a representative of a lending institution that the institution was withdrawing its previous commitment letter for a line of credit. The Company is in discussions with other possible sources for an asset based source of working capital. Accordingly, management believes it will be able to secure a credit facility large enough to support its near term working capital requirements.

The Company's long-term liquidity requirements may be significant in order to implement its acquisition plans. The Company has established strong relations with investment banking entities and management believes it may be able to secure equity and credit facilities to support its acquisition program. There can be no guarantee sufficient funds can be secured to achieve these plans.


Results of Operations:
----------------------

Nine Months of Fiscal Year 1999
-------------------------------

Revenue for the first nine months of FY 1999 aggregated $6,216,000, an increase of 5.5% over the first nine months of FY 1998, and was generated entirely by the Company's operating subsidiary whose primary activity is in the area of geographic information systems.

Total consolidated costs and expenses were $6,756,000 or 108.7% of revenue. Approximately $887,000 of this amount was related to parent company general and administrative costs, down from $1,582,000 during the prior year period. Included in parent company expenses is approximately $294,000 of amortization of goodwill resulting from the acquisition of its operating subsidiary. The remaining $5,869,000 is related to the subsidiary's GIS operations and is essentially unchanged from the costs incurred for the same period during the prior year.

Interest expense increased over that of the prior year by $48,000 as a result of higher interest costs related to the Company's Franktown property, which sold in April 1999. Accordingly, interest expense is expected to decrease in the ensuing quarters.

Other income decreased by $114,000 as the Franktown facility ceased generating rent income in June, 1998 when the lessor initiated negotiations to purchase the facility pursuant to an option to purchase the land and building. The consummation of the sale of the Franktown facility resulted in a gain of $174,000 during the period.

Settling litigation with the federal government resulted in a gain of $414,000 in the period.

There were no transactions from discontinued operations during the period.

Third Quarter of Fiscal Year 1999
---------------------------------

Revenue of $2,250,000 for the third quarter of FY 1999 resulted entirely from the Company's operating subsidiary, PlanGraphics, Inc., engaged in geographic information systems activities. This level of current quarter revenue represents an increase of 1.5% over the same period of the prior year.

The Company's total costs and expenses were $2,337,000 or 103.8% of revenue. This represented a decrease of $247,000 from the prior year, an improvement of
9.5 %. Salaries and employee benefits remained essentially unchanged, direct contract costs increased by $111,000 (approximately 33%) and other operating costs decreased by $333,000 (approximately 33%). Expenses at the parent company were about $245,000 lower than the comparable period in the prior year while expenses remained essentially flat at the subsidiary level.

The operating loss decreased by $280,000 to $86,000 from last fiscal year's third quarter of $366,000 reflecting management's efforts to improve operations.

Interest expense decreased by $44,000 as a result of the sale (and payment of the related mortgage) of the Company's Franktown facility and the continuing reduction of debt at the subsidiary.

Other income decreased by $27,000 reflecting the absence of rent income from the Franktown facility. The sale of the Franktown facility resulted in a gain of $174,000 in the current period.

There were no transactions from discontinued operations during the period.


Nine Months of Fiscal Year 1998
-------------------------------

Revenue for the nine months of FY 1998 amounted to $5,892,000 and was generated entirely by the Company's operating subsidiary in geographic information systems and is not comparable with restated revenue of nil for the first half of the prior fiscal year. This level of current period revenue reflects a decline of about 12% from the subsidiary's revenue for the same period of the prior year. This decline from the subsidiary's prior year level of operations for the same quarter resulted from the winding down of a significant long-term contract and a delay in the commencement of work on replacement contract activity. Concurrently, the Company's operating subsidiary generated net profits in each of the months during the current quarter.

Total consolidated costs and expenses reached $7,430,000 or 126.1% of revenue. Approximately $2,344,000 was related to parent company general and administrative costs and is not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. Of this amount, approximately $375,000 was related to actions resulting from acquisition activities; and $294,000 of acquisition amortization expenses were also recorded. The balance was related to GIS operations and reflected a decrease of approximately 10% from the costs for the same period a year prior which were not publicly reported. The decline in GIS related costs resulted from management actions to reduce operating costs in response to the temporary decline in revenue.

Interest expense increased over the prior year by $210,000 as a result of the interest costs added from the GIS subsidiary acquired late in the fourth quarter of FY 1997. However, trend analysis of both parent and subsidiary interest expenses for the current period compared to interest expenses for the same period of FY 1997 reveals a decrease of 27% for the parent company due to certain leased manufacturing equipment costs no longer occurring because of the divestiture of manufacturing assets; the retirement of the SBA-held note; and a decrease of about 15% in subsidiary generated interest expenses resulting from retirement of certain debt.

Insurance proceeds and other income decreased from prior year totals because the prior year totals included receipt of proceeds amounting to $400,000 from keyman life insurance policies carried on a former officer and director of the Company. No such proceeds were received during the nine months of fiscal 1998.

Discontinued operations total reflects a small increase in expenses related to the discontinued manufacturing operations.

Third Quarter of FY 1998.
-------------------------

Revenue for the third quarter of FY 1998 amounted to $2,217,000 and was generated entirely by the Company's operating subsidiary in geographic information systems and is not comparable with restated revenue of nil for the third quarter of the prior fiscal year (Fiscal year 1997). This level of current quarter revenue reflects an increase of approximately 13% from the subsidiary's revenue for the same period of the prior year.

Total costs and expenses reached $2,583,000 or 116.5% of revenue. Approximately $365,000 was related to parent company general and administrative costs and is not comparable to reported costs for the prior year which resulted from discontinued operations of the Company. Of this amount, approximately $223,000 was related to actions resulting from acquisition activities; and another $98,000 of acquisition amortization expenses were recorded also. The balance was primarily related to GIS operations and reflected a slight increase from costs for the same period a year prior which were not publicly reported. The increase in GIS related costs resulted from increased compensation, increased proposal costs and subcontracting costs.

Interest expense increased over that of the prior year by $81,000 as a result of the interest costs added from the GIS subsidiary acquired late in the fourth quarter of FY 1997. However, trend analysis of both parent company interest ($23,000) and subsidiary interest ($148,000) for the current quarter compared to interest expenses for the same period of FY 1997 reveals a decrease of 27% for the parent company due to certain leased equipment costs no longer occurring because of the divestiture of manufacturing assets and due to the retirement of the SBA-held note and a decrease of about 10% in subsidiary generated interest expenses resulting from retirement of certain debt.

Discontinued operations total reflects a decrease in expenses related to the discontinued manufacturing operations.


Contract Backlog
----------------

The Company's has reported a backlog of GIS contracts and work assignments totaling approximately $6.1 million compared to $7.7 million of uncompleted work in the backlog for the prior year. Management believes the decrease in backlog and work assignments is principally related to timing issues in sales cycles.


PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Former consultants to the Company, Transition Partners Limited, a Colorado Corporation, filed a claim for an amount in excess of $2 million on July 16, 1999 in District Court for Boulder County, Colorado. The claim alleges, inter alia, breach of contract, nonpayment for certain services provided, misrepresentation and wrongful termination of a contractual arrangement. The Company believes the claim is without merit and intends to put forth a vigorous defense against the alleged claims. (See also Note 4 to the Financial Statements.)

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

a. Index of Exhibits.

     The following list of exhibits is made a part of this report and the exhibits are attached to this report.

Exhibit 10.7        Agreement  for  Services  between  the  Company  and Gary S.
                    Murray, dated July 6, 1999.

Exhibit 10.8        Consulting   Services  Agreement  between  the  Company  and
                    HumanVision LLC, dated July 6, 1999.


b. Reports on Form 8-K filed since the beginning of the current quarter:

Current Report on Form 8-K, dated July 1, 1999 reporting the Company had established a record date of July 30, 1999 for shareholders eligible to vote at the annual shareholders' meeting on September 2, 1999; the appointment of a new chairman; and a civil action taken against a former officer of the Company.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Integrated Spatial Information Solutions, Inc.

Dated: August 4, 1999


                                  /S/ Fred Beisser
                                  ----------------
                                  Frederick G. Beisser
                                  Vice President-Finance & Administration,
                                  Secretary & Treasurer and Principal Financial Accounting Officer