Form 10KSB40
period 1999-09-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 1999-12-29
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from __________ to ___________

Commission file number 0-14273

                 Integrated Spatial Information Solutions, Inc.
                         (Name of small business issuer)

Colorado                                                              84-0868815
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1597 Cole Boulevard, Suite 300, Golden, CO                                 80401
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $7,990,808.

As of December 27, 1999, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the average of closing bid and asked prices of the Common Stock as reported on the OTC Bulletin Board, was approximately $2,862,513.


As of December 27, 1999, the issuer had outstanding 13,482,487 shares of Common Stock.

Transitional Small Business Disclosure Format:  Yes [   ] ; No [ X ]

                                     PART I

This annual report contains forward-looking statements that describe the business and prospects of Integrated Spatial Information Solutions, Inc. (the "Company") and the expectations of the Company and management. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth. These risks and uncertainties include but are not limited to: the timing of and expense associated with, expansion and modification of the Company's operations in accordance with its business strategy or in response to competitive pressures or other factors arising in the future. All statements other than statements of historical fact included in this annual report, including without limitation, expected growth of the domestic and global geographical information systems markets, beliefs regarding the strength of the Company's market position with respect to new or contemplated business strategies and activities, expectations regarding availability and marketability of new digital imaging products, anticipated growth in the Company's revenue and profitability, cash operating costs and certain significant expenses, and potential acquisitions of, or strategic partnering with, other geographic information system providers, are forward-looking statements. Factors that could cause actual results to differ materially include, among others, the entry of new companies into the geographic information systems business, unanticipated competition from new strategic alliances in the industry, increased price competition from software manufacturers and affiliated vendors, decreased reliance on custom design software services, shifts in governmental policy on the availability of government-owned data and difficulties in hiring and retaining sufficient numbers of professional and other skilled personnel. All forward-looking statements included in this annual report are based on information available to the Company on the date hereof and the Company assumes no obligation to update such statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

Item 1 - DESCRIPTION OF BUSINESS

(a) Business Development.

Integrated Spatial Information Solutions, Inc. (the "Company") was incorporated as DCX, Inc., a Colorado corporation, on December 8, 1981. At that time it operated in the custom design and contract manufacture of aircraft related electronic interconnect assemblies, principally under contracts for Department of Defense acquisition programs or for military aircraft maintenance support.

The Company sought to expand and diversify its business and as a result, on September 22, 1997 it acquired all the outstanding shares of PlanGraphics, Inc. an information technology company focusing on spatial and data management in the geographic information systems arena with headquarters in Frankfort, Kentucky.

Subsequently, on October 8, 1997 the Company completed the sale of its defense electronics manufacturing assets, which was effective September 30, 1997. On June 29, 1998, the Company's name changed to Integrated Spatial Information Solutions, Inc. For the fiscal year in this report the Company's principal business is carried out through its wholly owned subsidiary, PlanGraphics, Inc. PlanGraphics' principal business is in information technology providing solutions to spatial and data management through the design and implementation of geographic information systems for local, state and foreign governments, gas, electric and telephone utilities, and other commercial entities. PlanGraphics is a Maryland corporation and was incorporated in 1979.

(b) Business of Issuer

Primary operations.

The Company operates in the information technology arena and focuses on spatial data management and integration solutions for its customers. It does so by specializing in the design and implementation of geographic information systems ("GIS") combining computer-based interactive map displays with database management software for the management, analysis and visualization of spatial and other data. The digital GIS files manipulated by software become powerful information tools that enable organizations to improve operating efficiencies, reduce costs and increase profitability. Spatial technology in the form of GIS is being adopted for an increasing range of commercial applications as information technology costs decline and the value of the spatial component of information is realized. The Company is a fully integrated GIS implementor providing its strategic business partners with total information technology solutions. Its services are presently in three areas:

- Advisory services including strategic planning, feasibility studies, implementation planning and technology evaluation.

- Implementation services including the procurement, installation, training, operation and development of GIS applications for clients.

- Data integration services including quality control, custom database construction and maintenance, and data dissemination to facilitate the use of GIS data by technical and other users with a need for resulting information.

Spatial and data management GIS applications and services have become information technology decision making tools for utilities, local and state government agencies, and land and resource management organizations in a wide range of applications, including land management, mineral exploration, crop management and forecasting, environmental remediation, military planning and surveillance, infrastructure development and construction, and business market analysis. The domestic GIS market is presently estimated in excess of $2 billion and the worldwide market exceeds $6 billion.

These applications and services are part of a much broader market, information systems (IS) and the IS consulting market is expected to double in the next five years from its present $150 billion to $300 billion. With the anticipated growth in this market, the Company has determined it will expand the services it offers to meet the growing information and systems integration needs of public and private enterprises while maintaining its specialization in spatial information systems.

The Company's operating subsidiary conducts its business development using a Principal Selling model. In doing so it draws on its president and four vice presidents who manage business units and have sales responsibility. Each of the Practice Managers is supported by a Sales Administrator who has sales and sales prospect tracking responsibilities. The Company also develops additional business and follow-on assignments through its Executive Consultants and project managers. In addition, the Company maintains business alliances with, among others, Oracle and ESRI. The Company's subsidiary is an authorized reseller of IKONOS high-resolution space imagery pursuant to an agreement with Space Imaging, Thornton, CO.

The spatial information management and technology market includes GIS and is divided into two broad categories--the government sector, which includes agencies at all levels and is presently the larger of the two categories, and the commercial sector. The GIS market is highly competitive and the Company competes with a number of companies engaged in offering similar services. Competition emanates from four principal sources: competing GIS services companies with financial ties to software vendors, the internal consulting practices of GIS software and data conversion vendors, engineering firms, and small GIS specialty firms. Some of these competitors are better funded and some of them are small companies with much lower indirect costs. The Company believes it competes effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness. However, there can be no assurance that the Company will be able to compete successfully in the future on these terms.

The Company regards certain developed software applications and analyses it has developed as proprietary and attempts to protect these with a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other methods of protection. As in any attempt to protect proprietary matters, despite precautions it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. There can be no assurance that the Company's intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Any misappropriation of the Company's intellectual property could have an adverse effect on the Company's business and results of operations. Further, regardless of the degree of caution exercised by the Company, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Such an assertion could require the Company to enter into royalty arrangements or defend its proprietary rights.

Historically PlanGraphics has had some concentration of revenue (and associated accounts receivable balances) in certain customers. During the FY 1999 approximately 12.7 percent of its sales were concentrated in one customer as compared to fiscal year 1998 when 11.6 percent of its sales were concentrated in another customer. In addition, at September 30, 1999, one customer accounted for
11.4 percent of accounts receivable. The loss of such a key customer could have an adverse impact on near term revenue.

The Company has incurred only de minimis costs in complying with environmental laws. No research and development costs were incurred.

Presently the Company employs a total of 56 full time employees and 40 part-time employees.

Item 2 - DESCRIPTION OF PROPERTY

The Company leases commercial property suitable for its purposes in several locations. The Company leases land and a building of approximately 20,500 square feet in Frankfort, Kentucky under a triple net capital lease. It also leases office space in Golden, Colorado of approximately 1,900 square feet and in Silver Spring, Maryland, of approximately 3,854 square feet.

At the beginning of this reporting period, the Company owned rental property, its former manufacturing facility, a 34,000 square foot facility located on a
9.45 acre site on State Highway 83, north of Franktown, Colorado, between Denver and Colorado Springs. These facilities were leased to a third party who exercised an option to buy the entire facility and that transaction was completed in April 1999.

Item 3 - LEGAL MATTERS

Claim for Arbitration by Former CEO and Chairman. The Company was a defendant in an arbitration action brought by its former Chairman and CEO, Stephen Carreker alleging "constructive termination" of an employment agreement. Through a civil claim filed in July, 1999 in Denver District Court, the Company asserted damages incurred by the Company for actions taken and not taken by the former Chairman and CEO (see Form 8-K, July 1, 1999). The matter was resolved through settlement dated November 19, 1999. The settlement required the Company to pay a total of $236,250 to Mr. Carreker and his counsel. All costs of the settlement have been recorded as of September 30, 1999.

The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its positions and believes the outcome of any litigation will not have a material effect on the Company.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 2, 1999 shareholders of the Company elected the Board of Directors at the Annual Shareholders' Meeting. The results of the election were:

         Director Nominee           Votes for          Votes Withheld
         ----------------           ---------          --------------

         Jeanne Anderson            7,991,415             1,879,470
         John Antenucci             9,340,783               530,102
         Fred Beisser               9,056,873               814,012
         Gary Murray                9,784,303                86,582
         Ray O'Mara                 9,354,903               515,982
         Gary Reed                  9,355,903               514,982


                                     PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) From June 10, 1989 through September 8, 1998, the Company's common stock was traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system on the NASDAQ Small Cap System(sm). As a result of not meeting certain NASDAQ listing requirements, the Company's common stock ceased trading on the NASDAQ Small Cap Market System and began trading on the Over-The-Counter Bulletin Board system effective September 9, 1998. The trading symbol is ISSS. Such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

                                                      Sales Price
                                             ----------------------------

           Quarters Ended                     High                   Low
           --------------                     ----                   ---

         December 31, 1997                   $1.88                  $ .81

         March 31, 1998                       2.13                    .81

         June 30, 1998                        2.63                   1.00

         September 30, 1998                   1.25                    .31

         December 31, 1998                     .40                    .38

         March 31, 1999                        .66                    .38

         June 30, 1999                         .44                    .25

         September 30, 1999                    .38                    .27


As of November 30, 1999, the Company believes there are approximately 4,350 beneficial owners of the Company's common stock of which 2,212 are registered with the transfer agent and the balance are held in street name. The Company has never paid a cash dividend on its common stock. The Company currently intends to retain any earnings for use in business development.


Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Financial Condition (Liquidity and Capital Resources)

The following discussion of liquidity and capital resources addresses the combined requirements and sources of the Company and its subsidiary as of September 30, 1999.

Liquidity

At September 30, 1999, the Company had working capital of $251,800 and its current ratio was 1.11:1; unrestricted cash balances available for immediate use amounted to $373,825. This reflects changes from working capital in the prior year of $653,180 and a current ratio 1.20:1; cash balances available for use amounted to $55,045 at September 30, 1998. The decrease in working capital is primarily related to reduction of notes payable amounting to $831,303 and accounts payable by $199,357 offset by a decrease in accounts receivable of $645,311. Changes in cash during fiscal year 1999 (FY 1999) resulted in a net increase of $318,780 as compared to a decrease during fiscal year 1998 (FY 1998) of $527,281. A significant cause for the increase in cash during FY 1999 was the receipt of proceeds from the sale of a Company building.

Cash of $141,388 was provided by operating activities during FY 1999 versus a use of $2.4 million in FY 1998. Major causes for the $2.3 million change were: a gain on the government litigation settlement of $414,312; a reduction in the value of stock issued for services of $368,134; the absence of stock and warrant expenses for acquisitions and related services of $494,143; a reduction in accounts receivable this fiscal year versus an increase in the prior year for a change of $537,645; and a reduction in the decrease to accounts payable of $470,247.


The Company has, at the end of FY 1999, lease payment commitments through 2004 of $2,380,604, which will require total annual payments of approximately $655,000 in fiscal year 2000 (FY Y2K). Of this required payment amount, approximately $409,000 is for capital lease obligations and $246,000 relates to operating leases. Management believes normal operating cash flows are adequate to fund these payments. (See also Note 5 to the Financial Statements.) The Company considers its facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for additional facilities expansion have been entered into for the twelve months ended September 30, 2000. Approximately $222,600 of principal payments on a note are due during FY 2000; the reduction is structured in monthly payments and management believes monthly cash flows will be adequate to meet these obligations.

Cost reductions and other efficiencies associated with improved operational performance at the operating subsidiary during FY 1999 have achieved enhanced financial performance and positive cash flow on a consolidated basis. As discussed at Note 3 in the accompanying financial statements, the Company has secured through its subsidiary a letter of credit for up to $1.2 million based upon accounts receivable; the line of credit provides for cash advances of up to 80 percent of eligible receivables thereby potentially resulting in enhanced available cash resources and making cash available sooner from qualifying outstanding accounts receivable. In addition, the Company has secured through its subsidiary an extension to its equipment lease line of credit. Accordingly, the Company believes it has adequate liquidity and capital resources to be able to meet the known cash requirements of its operating subsidiary resulting from current level of operations and considering presently projected cash inflows.

In order to carry out its expansion plans during FY 2000, the Company believes it will need to raise additional funds through equity or debt placements in order to meet its cash requirements for working capital and expansion efforts until it can operate on internally generated cash flows in the expanded form. On December 20, 1999, the Board of Directors approved a private placement offering in an effort to raise up to $400,000 from accredited investors including its Board of Directors and Executive Management. The offering is intended to supplement the contributions from its subsidiary operation to cover the settlement of the Carreker arbitration and ordinary operations through and beyond the second quarter of 2000. While the Company has previously been successful in raising funds through debt and equity, there is no guarantee the Company will be successful in raising additional funds.

The Company does not believe that its business has been significantly impacted during the past three years by general cost inflation; however, it has noted a trend of increasing compensation required to retain key professional staff and to fill its key professional staffing positions during the past year.


Capital Resources

The Company has taken actions to increase its exposure to the investment banking community in carrying out its expansion plans. It has retained the services of Quarterdeck Investment Partners (Washington, D.C. and Los Angeles CA) and Lopata, Flegel & Co. (St. Louis, MO) to assist with the identification, analysis and acquisition of targeted geographic information system (GIS) and information technology (IT) companies. Quarterdeck Investment Partners, Washington D.C., which specializes in merger and acquisition activity within the aerospace/defense and IT industries, and Lopata Flegal concentrate on the IT sector. In addition the Company continues to apprise relevant principals in other investment banking organizations of its diversification activities, acquisition program and other business development endeavors designed to result in new business. As a result the Company has historically secured needed financing through the placement of equity. As discussed at Note 13_??__ in the accompanying financial statements, the Company has also secured a letter of commitment for a $1.2 million asset based line of credit for internal working capital needs. An additional placement of equity or debt or the successful negotiation of a credit facility will be needed to meet projected cash demands for expansion programs and the Board of Directors has approved a private placement offering for up to $400,000 as described in the previous section. There can be no assurance the Company will be successful in these efforts.

                              Results of Operations

The following discussion of Results of Operations addresses the Company's operations. See also the forward looking statement disclaimer in Part I as it pertains to nonfactual and non-historical statements appearing within this section.

Continuing Operations--Fiscal Year 1999 compared to Fiscal Year 1998

Losses. The Company reported a reduced operating loss of $1,298,342 in FY 1999 versus $2,401,789 for FY 1998, a decrease of $1,103,447. The Company also reported a net loss of $1,057,779 versus last year's loss of $3,000,864 for a decrease of $1,943,085 over the prior year amount. The change in the loss from continuing operations resulted from closer attention to cost controls, reduction in parent company overhead and reduced consulting expenses.

Consolidated revenue for FY 1999 was $7,990,808 and is down slightly from FY1998 revenue $8,146,367. Management believes that many customers and potential customers withheld the commencement of new work due to concerns about possible Y2K effects. Accordingly, management believes that the industry will see significant project awards and orders beginning with the new calendar year, 2000.

Total FY1999 costs and expenses amounted to $9,289,150 or 116.2% of revenue which is down from $10,548,156, or 129.5% of revenue for the prior year. Significant reductions in costs and expenses were primarily related to major reductions in general and administrative expenses of approximately $1.3 million. This reduction resulted from decrease in legal and consulting fees of about $849,000; reduction in travel related expenses of $102,000; reduction of occupancy and office operating costs of $175,000; and a decrease in expenses related to the Company's Franktown facilities by $192,000. In addition, marketing related expenses decreased by approximately $80,000 from closer cost controls and temporary spending halts as the Company began the process of repositioning itself for new directions in FY2000.

While salaries and benefits increased by approximately $115,000 due to increasing competition for experienced high-tech employees, other operating expenses decreased by $118,000 as depreciation and amortization was reduced, along with a decrease of $113,000 from closer management of direct contract costs.

Interest expense amounted to $434,268 during FY 1999, a decrease of $106,222 from the $540,490 of interest expense during the prior year. The decrease is attributable to the liquidation of the $620,000 mortgage associated with land sold by the Company in FY 1999, and an overall reduction of other debt.

Other income increased significantly over the prior year total as a result of the Company recording a gain $414,000 from the settlement of the longstanding government litigation and a gain on the sale of its Franktown property of $173,000. FY 1998 expense included the write down of capitalized software for $262,927, which did not reoccur during the current fiscal year.

The net loss attributable to common shareholders for the current fiscal year did not include deemed dividends for convertible preferred stock that had been reported in the prior year of $476,112. There were $36,723 of preferred stock dividends in the current year.

Operations Outlook.

The Company has taken steps to reduce the operating overhead of the parent corporation through the closing of its Jacksonville office, eliminating corporate office staff and carefully monitoring other corporate costs. Corporate cost savings included reduced costs of medical and other fringe benefits. In addition the Company has consolidated the role of CEO and president and has delegated the duties of the Chief Financial Officer to its subsidiary's CFO and accounting staff. The Company intends to fill these roles as acquisitions and expansion dictate.

The consolidated results in this report are also adversely affected by the overhead structure established at the parent company in anticipation of its developing acquisition program and the costs of maintaining high levels of compliance with SEC reporting needed to retain the Company's OTCBB listing and to position itself for a return to trading status on the NASDAQ

The Company believes that information technology, which includes Geographic Information Systems (GIS), is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and creating additional markets. The Company believes the gross potential profit margins in information technology are much higher than presently experienced and is working to grow the spatial data management and integration solutions of its GIS business base according to forward looking statements in its business plan, augmenting growth to be achieved through acquisitions.

The Company has work backlog and assignments of approximately $5.4 million comparing favorably to a total of $5.2 work backlog and assignments at September 30, 1998. In the prior year report, the Company had reported approximately $9.7 million in backlog and assignments as of early January 1999 that included awards subsequent to the end of the 1998 reporting period. The difference in reporting dates from last year must be considered in evaluating the lower amount in this report. Management believes that awards of new work in the first quarter subsequent to the end of the FY1999 reporting period will be less than experienced in the first quarter of FY1998 and that the reduced awards activity is temporary and coincident with industry wide lag in purchasing by organizations preoccupied with Y2K issues.

Currently, the Company plans to grow internally and through acquisitions. As noted previously, the Company has taken specific steps to position itself for additional acquisitions including reorganizing its corporate governance and management structure and the retention of third party advisors and investment bankers.

Deferred Tax Valuation Allowance--FY 1999

As discussed in Note 4 in the accompanying financial statements, the Company has net operating loss carry forwards for income tax purposes of approximately $8.4 million. The Company has established a 100 percent valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded, as the Company's management has not been able to determine that it is more likely than not that the deferred tax assets of the Company will be realized.

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

Updates and upgrades, which are required, have been made; the Company completed these prior to the end of its fiscal year 1999. To date, the Company has incurred minimal capital expenditures to investigate and remediate Year 2000 Compliance problems.

Suppliers to the Company consist of database software developers and geographic information system providers. The Company's review has also included an analysis of its material suppliers and customers as to the Year 2000 compliance of their systems and equipment, and the Company set in motion an effort to obtain written assurances from these suppliers and customers regarding their Year 2000 Compliance status.

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

The Company has incurred de minimis costs insuring it is Year 2000 compliant.

Effect of Recent Accounting Pronouncements

The pronouncement required to be adopted in the subsequent fiscal years is:

In December 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 2000. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

Item 7 - FINANCIAL STATEMENTS

The financial statements required by this item are included at the end of this Form 10-KSB. An index to such financial statements and applicable schedules is contained in that separate section.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current directors and executive officers of the Company are:

   Name                     Age     Position
   ----                     ---     --------

   Jeanne M. Anderson       47      Director

   John C. Antenucci        53      Vice Chairman, President, Acting CEO and
                                    Director

   Frederick G. Beisser     57      Vice President - Finance and Administration,
                                    Secretary, Treasurer and Director

   Raymund E. O'Mara        56      Director

   Gary S. Murray           47      Chairman and Director

   J. Gary Reed             50      Director and Chief Operating Officer,
                                    PlanGraphics, Inc.

Biographical sketch of current directors and executive officers of the Company

Ms. Jeanne M. Anderson, retired, is a former President and CEO of the Company. She served as President and Chief Executive Officer from October 1, 1991 through December 31, 1996. She was Chairman of the Board of Directors from January 1, 1997 through October 2, 1997 and has been a Director of the Company continuously since 1987.

Mr. John C. Antenucci, President and Acting CEO, was appointed a director on November 3, 1997. He is the founder of, and has been president and CEO of PlanGraphics, Inc. since1979. He is a former president of AM/FM International, (now GITA), a professional association for utility industry users of GIS. He is also a member of the National Academy of Sciences Advisory Committee on the Future of the U.S. Geological Survey and served in a similar capacity on the Academy's Advisory Committee for Mapping Sciences. He serves as an advisor to Ohio State University's Center for Mapping, has recently coauthored a chapter of a to be published text book on GIS, Global Positioning Systems and Remote Sensing and was editor and coauthor of a leading textbook on geographic information systems. Mr. Antenucci holds an MS in Civil Engineering/Water Resources from Catholic University of America in Washington, DC and a Bachelor of Civil Engineering from the same institution.

Mr. Frederick G. Beisser, Vice President - Finance and Administration, joined the Company as Chief Financial Officer in July 1990 and was promoted to his present position on March 28, 1997. He was appointed to the Board of Directors in March 1991, at which time he became Treasurer and was appointed Secretary on October 1, 1991. Mr. Beisser is a Colorado Certified Public Accountant. Previously he headed Budget & Cost Analysis for the Air Force Accounting & Finance Center in Denver, Colorado, from 1985 to 1989. He held Air Force budget management positions in Europe, and controller and accounting positions with the Air Force in the United States and abroad. Retired with the rank of Major in 1989, he holds a Ph.D. from American International University in Canoga Park, California, an MBA from Golden Gate University in San Francisco and a BS in Business Administration from the University of Southern Colorado at Pueblo, Colorado. In addition he has a diploma from the Air War College. Mr. Beisser is also a member of the Board of Directors of Wastemasters, Inc. of El Reno, Oklahoma.

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

Mr. Gary S. Murray, Chairman, was appointed a director of the Company on June 26, 1998. He was appointed Chairman of the Board of Directors on July 6, 1999. Mr. Murray is the founder and president of Human Vision LLC, Greenbelt, MD an advisory and investment firm. He is also a founder and a principal of Timebridge Technologies (Lanham, MD), an e'commerce firm specializing in database and network services. Mr. Murray was founder, chairman and president of systems integrator Sylvest Management Systems (Lanham, MD) until its acquisition by Federal Data Corporation in June 1997. He holds a BBA from Howard University, Washington, DC and is a Certified Public Accountant.

Mr. J. Gary Reed, Chief Operating Officer of PlanGraphics, Inc. was appointed a director on November 3, 1997. He has been employed with PlanGraphics in several capacities since 1995. Prior to joining them he held several executive positions during a 21-year career with Geonex Corporation and was named President of the corporation in 1994. Mr. Reed holds an MBA from the Keller Graduate School of Management in Chicago and a BS in Biology from Virginia Polytechnic Institute and State University in Blacksburg, Virginia.

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

Item 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the cash compensation paid and accrued by the Company for services rendered during the fiscal years ending September 30, 1999, 1998 and 1997 to the CEO and other executive officers of the Company who had aggregate compensation exceeding $100,000. Ms. Anderson was President and CEO through December 31, 1996 when Mr. Carreker became President and CEO on January 1, 1997. On November 3, 1997, Mr. Antenucci assumed the position of President while Mr. Carreker remained CEO and became Chairman of the Board of Directors. Eight days of compensation was paid to Mr. Antenucci as an employee of the Company during fiscal year 1997 subsequent to the acquisition of PlanGraphics, Inc. although the table, below, reflects his entire compensation during that year. . Mr. Carreker's service as Chairman and CEO ceased on July 1, 1999 and the Company has reached a settlement agreement with him . (see also "Disputes with Former Executives", below). Mr. Antenucci became Acting CEO on July 1, 1999.

                           SUMMARY COMPENSATION TABLE

                                                        Long Term Compensation
                     Annual Compensation                Awards
             ------------------------------------     --------------------------

  Name and                                Other          Stock      All Other
  Principal                               Annual Comp-   Options    Compen-
  Position        Year     Salary ($)     ensation         (#)      sation ($)
  --------        ----     ----------     --------         ---      ----------

FORMER OFFICERS

Jeanne M.         1999     $    --        $    --           --      $   --
Anderson          1998          --             --           --          --
Former Pres-      1997        48,317         58,000#     111,000        --
ident & CEO

Stephen           1999       124,808           --           --          --
Carreker          1998       175,000           --        327,655+       --
Former Chair-     1997       106,958           --        660,622        --
man & CEO

CURRENT OFFICER

John C.           1999       159,374           --           --
Antenucci         1998       175,000           --        260,853+       --
President &       1997       114,500         20,407*     531,851        --
Acting CEO

# Amount of $58,000 Other Annual Compensation represents severance payment in connection with Ms. Anderson's resignation as President and CEO.

+ Quantity of Stock Options granted during fiscal year 1998 for Carreker and Antenucci represents the quantity of antidilution stock options accrued during the year pursuant to Employment Agreements (the Board of Directors and the employees have since agreed to annul this provision for periods subsequent to June 30, 1998) at prices ranging from $1.125 to $2.125 per share. These antidilution options are prorated between immediately vesting options and performance based options.

* Amount of Other Annual Compensation represents payment of certain deferred compensation accrued in prior fiscal years for Mr. Antenucci.

A total of 30,000 stock options were issued to officers of the Company under the 1991 Stock Option Plan during fiscal year 1997. None were granted in fiscal years 1998 or in 1999. In addition, the Company granted incentive stock options in connection with officers' employment agreements amounting to 1,490,000 options and 61,000 to a director during FY 1997. It also granted 360,000 stock options to a new officer pursuant to his employment agreement in FY 1998. As a result of antidilution provisions in employment agreements, 380,657 additional options accrued to officers of the Company during FY 1997 and 877,543 during FY 1998, which were prorated between immediately vested options and performance based options according to their employment agreements. No such antidilution options accrued during FY 1999.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


There were no grants to the named officers during fiscal year 1999. The Company did not make new grants of stock options to the named officers of the Company during fiscal year 1998. However, during fiscal year 1998 the Company issued antidilution options of 327,655 and 260,853 to Messrs. Carreker and Antenucci related to employment agreement options and pursuant to their employment agreements. Fiscal year 1997 grants to Messrs. Carreker and Antenucci in connection with their employment agreements consisted of fully vested options of 200,000 and 300,000 shares, respectively, which are immediately exercisable, and performance options of 180,000 and 225,000, respectively, for which attainment of certain management goals vests 35%, 35%, and 30% for each of the ensuing three fiscal years at which time they become exercisable. During FY 1997 they accrued antidilution options of 280,622 and 6,851, respectively. Mr. Carreker's 486,279 unvested antidilution and performance options reported previously have been relinquished.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                     Number of            Value of Unexercised
                                                     Unexercised          In-The-Money
                                                     Stock Options        Stock Options
                                                     at FY-End (#)        at FY-End ($)
                    Shares acquired   Value          Exercisable/         Exercisable/
Name                on Exercise (#)   Realized ($)   Unexercisable        Unexercisable
----                ---------------   ------------   -------------        -------------
FORMER OFFICERS

Jeanne M.
Anderson
Former Presi-
dent & CEO                --             --           75,000/-0-(1)          $    -/-

Stephen
Carreker
Chairman & CEO                                       526,998/-0-             $    -/-

CURRENT OFFICER

John C.
Antenucci, Vice
Chairman & President      --             --          452,966/340,038         $  -0-/-0-


     1. Options for 75,000 shares were granted on April 19, 1995 under the 1991 Plan at $.71875. The grant was at fair market value; no options have been exercised to date.

     2. Mr. Carreker was granted options for 30,000 shares of common stock under the Company's 1991 Stock Option plan on January 2, 1997 at a price of $1.125 of which 5,000 have been exercised. In connection with execution of his employment agreement he received fully vested stock options for 200,000 shares of the Company's common stock awarded effective January 7, 1997. In addition Mr. Carreker is entitled to 301,998 antidilution options related to vested stock options.

     3. Mr. Antenucci received fully vested stock options for 300,000 of common stock at a price of $1.75 in connection with his employment agreement on September 22, 1997. In addition, Mr. Antenucci is entitled to 268,004 antidilution options related to his employment agreement.

The Company does not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

Employment Agreements.

Mr. Antenucci and the Company's former chief financial officer, Robert S. Vail (see "Disputes with former executives" below), entered into three-year employment agreements effective September 22, 1997, and March 18, 1998, respectively, at salaries of $175,000 (Antenucci) and $120,000 (Vail) per year with provisions for bonuses of up to 21% of base salary if certain goals are achieved. The executives received fully vested stock options for 300,000 shares of the Company's common stock for Mr. Antenucci, and 200,000 for Mr. Vail with performance options for 225,000, and 160,000 shares respectively, which vest upon attainment of certain performance goals. In addition, Mr. Antenucci received a one-time advance payment of $50,000 of his FY 1998 salary for entering into the agreement. The employment agreements renew automatically for a term of three years if the Company does not terminate the agreements by June 30, 2000 (Antenucci) or December 31, 2000 (Vail), unless earlier terminated under the terms of the Agreement. Messrs. Antenucci and Vail are entitled to continued base compensation for three years following date of termination if not for death, disability, cause, voluntary resignation other than constructive termination or the expiration of the agreement's term; if termination is for one of these reasons then all benefits including salary are continued for 18 months for Mr. Antenucci and no benefits for Vail. Mr. Antenucci is entitled to a three year consulting period at one half of average annual salary for the immediately preceding 36 month period should he exercise his option to terminate his employment voluntarily after June 30, 2000.

On June 26, 1998, the Compensation Committee of the Board of Directors reduced the annual compensation of Mr. Antenucci by 10 percent to a revised annual amount of $157,500. In addition, the Committee also reduced by 10 percent the annual compensation of Mr. Vail and another Company employee, both whose employment agreements had provided for annual compensation in excess of $100,000. These reductions became effective October 1, 1998. In July 1999 the Company notified Mr. Vail that it elected not to continue his employment agreement beyond December 31, 1999. In August 1999 Mr. Vail notified the Company he viewed certain actions as constructive termination; based on that assertion, he has demanded arbitration of his claim as provided for in his employment agreement. (See also "Disputes with former executives," below).

Agreement with Mr. Murray. Effective July 6, 1999 the Company entered into an Agreement for Services with Mr. Murray, a director of the Company, wherein he is retained as the Chairman of the Board of Directors. The term of the Agreement begins July 1, 1999 and ends the earlier of June 30, 2001 or the date upon which he is not elected as a Director or is removed as a Director. Annual base compensation for Mr. Murray is set at $50,000, payable in equal monthly installments of the Company's common stock priced at the average price for the five business days preceding the date of the Agreement, or $0.2906, and options to purchase 175,000 shares per annum of the Company's common stock at $0.31 per share vesting in quarterly installments and exercisable for three years from the date of the Agreement. In addition, Mr. Murray received incentive options to acquire 688,235 shares of the Company's common stock fully vested and immediately exercisable at an exercise price of $0.2906 per share. The Company has agreed to file a registration statement with the Securities and Exchange Commission as soon as practicable to register the public sale of the common stock underlying the options granted under the Agreement. The rights and duties under the Agreement are not assignable, except that Mr. Murray may assign any options issuable under the agreement to an entity of which he owns more than 50% of the voting power and such entity which has received the options may assign them to Mr. Murray.

Disputes with Former Executives

The Company is the respondent in an arbitration claim by its former chief financial officer, Mr. Robert S. Vail, who claims that he was constructively discharged and seeks severance compensation equal to three year's compensation. The Company asserts that Mr. Vail resigned and was not constructively discharged; therefore he is entitled to no severance compensation. The case will be arbitrated in February 2000.

The Company reported on Form 8-K, dated July 1, 1999 the termination of Mr. Stephen Carreker as Chairman and Chief Executive Officer. The Company and Mr. Carreker have reached a mutually acceptable agreement concerning the terms of his departure from the Company. The Company is also withdrawing its civil action against Mr. Carreker. (See also "Claim for Arbitration by Former CEO and Chairman" in Item 3, Legal Matters, above)

Director Compensation

Directors who are employees of the Company do not receive any additional compensation above their full time employment compensation. Nonemployee directors receive reimbursement of expenses incurred in carrying out their duties. During the prior fiscal year the Company instituted a standardized compensation program for nonemployee directors whereby the nonemployee director receives stock options on the date of election to the Board of Directors to purchase 10,000 shares of the Company's common stock at the market price on that date. Such options vest quarterly provided that the grantee has attended 75 percent or more of the scheduled board meetings. In addition each director is entitled to reimbursement of expenses incurred on behalf of the Company and nonemployee directors receive $1,000 for each scheduled Board meeting attended in person and $250 for each scheduled board meeting attended via conference call. Meetings of committees of the Board of Directors are compensated at $250 per meeting attended in person or via conference call. One nonemployee director, Ms. Anderson, is compensated at a rate of $850 per month pursuant to previous practice. During fiscal year 1999 Ms. Anderson received $10,421 in fees and expenses for her services as a director. During the current fiscal year the Company paid Mr. O'Mara $7,008 and Mr. Murray $4,882 in fees and expenses for duties as outside directors. Mr. O'Mara was awarded options to purchase 10,000 shares each of the Company's common stock at a price of $.3125 per share, the closing price on September 2, 1999, the date of grant.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Percentages of shares held by officers and directors of the Company, as well as those parties owning more than five (5) percent of the Company's no par value common stock as of the date of this report, are as follows:

Security ownership of certain beneficial owners:

Based on Rule 13d-1 filings under the Exchange Act, the Company believes there is only one party other than management owning more than five percent of the common stock of the Company.

Security ownership of certain beneficial owners:

     Title of   Name of Beneficial              Amount & Nature of      Percent
      Class     Owner                           Beneficial Ownership
--------------------------------------------------------------------------------

     Common     Ausost Anstalt Schaan           1,318,792 Sole            10.4
                Landstrasse 163                 dispositive power
                7440 Fuerstentum Liechtenstein

     Ausost Anstalt Schaan ("Ausost") is the beneficial owner of 300 shares of the Company's convertible preferred stock and is required under Rule 13d-1 to report the quantity of the underlying common stock into which the convertible preferred stock would convert were Ausost to take such action. Ausost has verbally advised the Company that common stock actually in its possession is less than 9.9 percent of the outstanding shares of the Company's common stock.


Security ownership of management:

      Title of    Name of Beneficial             Amount & Nature of      Percent
       Class      Owner  1                     Beneficial Ownership 2
--------------------------------------------------------------------------------

      Common      Jeanne M. Anderson                  114,000              1.3
                  Director

      Common      John C. Antenucci, President,     1,555,841             10.3
                  Acting CEO and Director

      Common      Frederick G. Beisser                261,743              1.9
                  Chief Financial Officer, Secretary
                  Treasurer and Director

      Common      J. Gary Reed                        302,877              2.2
                  Director

      Common      Raymund E. O'Mara                    17,261               @
                  Director

      Common      Gary S. Murray                      838,708*             6.0
                  Chairman and Director

                  All Directors and Officers
                  as a group (6 persons)            3,167,929             19.0


NOTES:    @    The number of shares constitutes less than one percent of
               outstanding shares.

          * The shares reported for Mr. Murray include those held by HumanVision LLC. of which he is a control person and thereby controls those shares indirectly.

     1. The address for each of the directors of the company is In Care Of Integrated Spatial Information Solutions, Inc., 1597 Cole Boulevard, Suite 300, Golden, CO 80401.

     2. The number of shares beneficially owned includes 1,135,492 shares that may be acquired within 60 days of this report date under Non Qualified Stock Options and other Options held by Officers and Directors of the Company. Such shares and management personnel holding them are: Ms. Anderson, 75,000; Mr. Antenucci, 452,996 shares; Mr. Beisser, 231,843 shares; Mr. O'Mara, 12,500 shares; Mr. Murray, 58,750 shares and Mr. Reed, 301,934 shares.

Possible Change in Control. The conversion of presently outstanding Series A Preferred Stock will result in the issuance of Common Stock at discounts from future market prices, which could result in substantial dilution to existing holders of Common Stock. Holders of the Preferred Shares are prohibited from converting their shares into common stock in a number that would cause any individual holder to hold more than 9.99% of the then outstanding shares of Common Stock. However, the conversion of all of the Preferred Stock over time, and following successive conversions of Preferred Stock, and associated sales of Common Stock, could nonetheless result in the issuance of a number of shares exceeding 20% of the outstanding Common Stock as of the end of FY 1999, and could conceivably result in a change of control in the Company.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transaction. Mr. Antenucci is a minority partner in the organization that owns the facilities leased by PlanGraphics, Inc. in Frankfort, Kentucky, at an annual lease cost to PlanGraphics of approximately $320,000. As of September 30, 1999, the Company owes the related party approximately $1,882,000 under the capital lease obligation. (See also Note 5 to the Financial Statements.)

Related party agreement. Mr. Murray is the principal owner and executive officer of HumanVision LLC, an organization that entered into a consulting agreement with the Company on July 6, 1999. The agreement ends upon the earlier of June 30, 2001; the date upon which Mr. Murray is not elected as a Director or is removed as a Director; and the date upon which he does not own more than 50% of the voting power of HumanVision. Under the agreement, HumanVision will provide certain services related to developing and implementing actions to increase shareholder value through articulation of a vision for the Company, identifying and reviewing merger and acquisition candidates, obtaining capital (debt or equity) to finance mergers and acquisitions, and recruiting and evaluating candidates for senior executive and director position. Compensation for these services consists of performance options in two quantities of 322,581 each to acquire common stock of the Company at an exercise fee of $0.31 per share if the market capitalization of the Company exceeds $30 million for the first quantity and $60 million for the second quantity for 20 of 30 consecutive business days at any time prior to June 30, 2002. The Company will issue each performance option granted within 30 days of the date the respective performance goal is achieved and the option will be exercisable for a period of three years from the date of issue. The Company is obligated to register the public sale of the underlying common stock as soon as practicable after the options become exercisable. The agreement also provides for a success fee of 1.5% of the transaction value in the event the Company successfully completes a merger with or into another entity or completes any acquisition of stock or assets during the term of the agreement. The fee, which applies only to those activities outside the normal course of business and only to entities other than existing subsidiaries of the Company, is to be paid in the currency of the applicable transaction for which it is earned.

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

2.   Exhibit Index

The following exhibits are filed as part of this Report:

Exhibit
Number         Exhibit                                                    Page
------         -------                                                    ----


2.1a           Acquisition Agreement between DCX, Inc. and
               PlanGraphics, Inc.                                        Note 7

2.1b           Asset Purchase Agreement between DCX, Inc.
               DCX-CHOL Enterprises, Inc.                                Note 8

 3.1           Bylaws of DCX, Inc.                                       Note 1

 3.2a          Amended and Restated Articles of Incorpor-
               ation of DCX, Inc., dated July 8, 1991                    Note 2

 3.2b          Articles of Amendment to the Articles of
               Incorporation of DCX, Inc., dated November 6,
               1996                                                      Note 4

3.2c           Articles of Amendment to the Articles of
               Incorporation of DCX, Inc., dated July 30,
               1997                                                      Note 9

3.2d Articles of Amendment to the Articles of Incorporation of Integrated Spatial
               Information Solutions, Inc., dated September
               15, 1999 and effective 15 October 1999

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

4.14           Equity Compensation Plan                                  Note 16

10.1           Executive Employment Agreement dated March
               28, 1997 between the Company and G. Stephen
               Carreker.                                                 Note 11

10.2           Executive Employment Agreement dated March
               28, 1997 between the Company and Frederick G.
               Beisser.                                                  Note 11

10.4           Executive Employment Agreement dated
               September 22, 1997 between the Company and
               John C. Antenucci.                                        Note 12

10.5           Executive Employment Agreement dated
               September 22, 1997 between the Company and J.
               Gary Reed.                                                Note 12

10.6           Executive Employment Agreement dated March
               18, 1998 between the Company and Robert S.
               Vail.                                                     Note 14

10.7           Agreement for Services dated July 6, 1999
               between the Company and Gary S. Murray                    Note 15

10.8           Consulting Services Agreement dated July 6,
               1999 between the Company and HumanVision
               LLC.                                                      Note 15

21.1           List of Subsidiaries

27.1           Financial Data Schedules

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

          10. Incorporated by Reference from Form S-8 (Registration No. 333-35293) dated September 5, 1997.

          11. Incorporated by Reference from Form 10-QSB for the Quarter ended March 31, 1997.

          12. Incorporated by Reference from Form 10-KSB for the fiscal year ended September 30, 1997.

          13.  Incorporated by Reference from Form 8-K, dated August 13, 1998.

          14. Incorporated by Reference from Form 10-KSB for the fiscal year ended September 30, 1998.

          15. Incorporated by Reference from Form 10-QSB for the quarter ended June 30, 1999.

          16. Incorporated by Reference from Form S-8 (Registration No. 333-86747) dated September 7, 1999.

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

No reports were filed on Form 8-K subsequent to the end of the fiscal year:

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                                        Contents

--------------------------------------------------------------------------------


    Report of Independent Certified Public Accountants               F-2

    Consolidated Balance Sheets as of                                F-3 - F-4
    September 30, 1999 and 1998

    Consolidated Statements of Operations                            F-5
    For the Years Ended September 30,
    1999 and 1998

    Consolidated Statements of Stockholders'                         F-6 - F-7
    Equity for the Years Ended
    September 30, 1999 and 1998

    Consolidated Statements of Cash Flows                            F-8
    For the Years Ended September 30,
    1999 and 1998

    Summary of Accounting Policies                                   F-9 - F-14

    Notes to Consolidated Financial Statements                       F-15 - F-32

Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Integrated Spatial Information Solutions, Inc.
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Integrated Spatial Information Solutions, Inc. and subsidiary as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Spatial Information Solutions, Inc. and subsidiary as of September 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


                                            /S/ BDO Seidman, LLP



December 3, 1999, except for Note 12,
which is as of December 20, 1999
Denver, Colorado



                                                       Integrated Spatial Information
                                                       Solutions, Inc. and Subsidiary

                                                          Consolidated Balance Sheets

-------------------------------------------------------------------------------------

September 30,                                                  1999          1998
-------------------------------------------------------------------------------------

Assets (Note 2)

Current:
   Cash and cash equivalents                                $   373,825   $    55,045
   Accounts receivable, less allowance for doubtful
      accounts of $51,577 and $161,109 (Notes 1 and 2)        1,923,412     2,568,723
   Land and building held for sale, net (Note 3)                   --       1,083,522
   Restricted cash                                               25,000       100,000
   Prepaid expenses and other                                   122,500       177,251
                                                            -----------   -----------

Total current assets                                          2,444,737     3,984,541
                                                            -----------   -----------

Property and equipment (Note 2):
   Land and building under capital lease -
      related party (Note 5)                                  1,866,667     1,866,667
   Equipment and furniture                                      574,292       456,366
   Other leased assets                                          255,600       279,227
                                                            -----------   -----------
                                                              2,696,559     2,602,260
Less accumulated depreciation and amortization                  735,728       361,706
                                                            -----------   -----------

Net property and equipment                                    1,960,831     2,240,554
                                                            -----------   -----------

Other assets:
   Goodwill, net of accumulated amortization of $782,599
      and $459,891                                            4,676,192     4,994,976
   Other                                                         74,844        81,458
                                                            -----------   -----------

Total other assets                                            4,751,036     5,076,434
                                                            -----------   -----------

                                                            $ 9,156,604   $11,301,529
                                                            ===========   ===========


            See accompanying summary of accounting policies and notes to consolidated financial statements.

                                         F-3


                                                         Integrated Spatial Information
                                                         Solutions, Inc. and Subsidiary

                                                            Consolidated Balance Sheets

---------------------------------------------------------------------------------------

September 30,                                                   1999           1998
---------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable - current maturities (Note 2)             $    222,584    $    801,602
   Notes payable - related party,
      current maturities (Note 2)                                  --            29,819
   Obligations under capital leases - related party,
      current (Note 5)                                          144,868         160,043
   Checks written against future deposits                          --           207,650
   Accounts payable                                             480,024         681,880
   Accrued payroll costs and vacation                           643,423         345,396
   Accrued expenses (Note 8)                                    593,448         512,928
   Deferred revenue                                             108,588         113,046
   Accrued litigation settlement (Note 10)                         --           478,997
                                                           ------------    ------------

Total current liabilities                                     2,192,935       3,331,361
                                                           ------------    ------------

Long-term liabilities:
   Notes payable, less current maturities (Note 2)              200,496         422,962
   Obligations under capital leases - related
      party, less current maturities (Note 5)                 1,815,594       1,960,462
                                                           ------------    ------------

Total long-term liabilities                                   2,016,090       2,383,424
                                                           ------------    ------------

Total liabilities                                             4,209,025       5,714,785
                                                           ------------    ------------

Commitments and Contingencies (Notes 5, 7, 8, 9, and 10)

Stockholders' equity (Note 6):
   Cumulative convertible preferred stock,
      $.001 par value, 20,000,000 shares authorized,
      590 and 700 shares issued or outstanding                        1               1
   Common stock, no par value, 2,000,000,000
   shares authorized, 13,242,112 and 11,456,571
   shares issued and outstanding                             13,065,330      12,635,423
   Common stock to be issued                                     31,500            --
   Additional paid-in capital                                 3,737,594       3,743,664
   Accumulated deficit                                      (11,886,846)    (10,792,344)
                                                           ------------    ------------

Total stockholders' equity                                    4,947,579       5,586,744
                                                           ------------    ------------

                                                           $  9,156,604    $ 11,301,529
                                                           ============    ============


             See accompanying summary of accounting policies and notes to consolidated financial statements.

                                         F-4

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                           Consolidated Statements of Operations

--------------------------------------------------------------------------------

Years Ended September 30,                              1999            1998
--------------------------------------------------------------------------------

Revenues (Note 1)                                  $  7,990,808    $  8,146,367
                                                   ------------    ------------

Cost and expenses:
   Direct contract costs                              4,365,360       4,251,874
   Salaries and employee benefits                     2,347,751       2,233,054
   General and administrative expenses                1,623,960       2,912,495
   Marketing expenses                                   244,133         324,611
   Other operating expenses                             707,946         826,122
                                                   ------------    ------------

Total costs and expenses                              9,289,150      10,548,156
                                                   ------------    ------------

Operating loss                                       (1,298,342)     (2,401,789)
                                                   ------------    ------------

Other income (expense):
   Other income                                          82,775         204,342
   Gain on sale of assets (Note 3)                      177,744            --
   Gain on litigation settlement (Note 10)              414,312            --
   Interest expense                                    (434,268)       (540,490)
   Writeoff of capitalized software                        --          (262,927)
                                                   ------------    ------------

Total other income (expense)                            240,563        (599,075)
                                                   ------------    ------------

Net loss                                             (1,057,779)     (3,000,864)
                                                   ------------    ------------

Preferred stock dividends (Note 6)                      (36,723)           --
Deemed dividends on preferred stock (Note 6)               --          (476,112)
                                                   ------------    ------------

Net loss available to common stockholders          $ (1,094,502)   $ (3,476,976)
                                                   ============    ============




Basic and diluted loss per common share            $       (.09)   $       (.34)
                                                   ------------    ------------

Weighted average number of shares
      of common stock outstanding                    11,982,785      10,124,347
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

                                                                                                     Integrated Spatial Information
                                                                                                     Solutions, Inc. and Subsidiary

                                                                                    Consolidated Statements of Stockholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
              Series A Preferred Stock          Common Stock             Additional Paid-in Capital
              ------------------------          ------------             --------------------------
Years Ended
September 30,                                                                                           Accumulated
1998 and 1999     Shares    Amount          Shares         Amount          Common        Preferred        Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
October 1, 1997   1,650    $       2       7,736,380    $  9,741,501    $  2,162,871   $  1,387,998    $ (7,315,368)   $  5,977,004

Sale of stock
   for cash on
   options and
   warrants
   exercised       --           --           131,700         124,191            --             --              --           124,191

Stock issued
   for services
   on options
   and warrant
   exercised       --           --           132,871         191,969            --             --              --           191,969

Issuance of
   preferred
   stock (net
   of offering
   costs of
   $292,100)        950            1            --              --              --          657,900            --           657,901

Conversion of
   preferred
   stock into
   common stock  (1,900)          (2)      2,609,970       1,600,500            --       (1,600,498)           --              --

Stock issued
   for services    --           --           203,776         298,484            --             --              --           298,484

Stock issued
   for cash
   (net of
   offering
   costs of
   $47,538)        --           --           662,142         630,462            --             --              --           630,462

Stock issued
   in connection
   with
   conversion
   of debt         --           --           170,531         289,902            --             --              --           289,902

Stock
   repossession    --           --          (190,799)       (241,586)           --             --              --          (241,586)

Deemed dividend
   on preferred
   stock           --           --              --              --           476,112           --          (476,112)           --

Stock warrants
   issued for
   offering costs  --           --              --              --           165,138           --              --           165,138

Stock warrants
   issued for
   consulting
   services        --           --              --              --           465,470           --              --           465,470

Stock options
   issued for
   services        --           --              --              --            28,673           --              --            28,673

Net loss           --           --              --              --              --             --        (3,000,864)     (3,000,864)
                 ------    ---------    ------------    ------------    ------------   ------------    ------------    ------------
Balance,
September 30,
1998                700    $       1      11,456,571    $ 12,635,423    $  3,298,264   $    445,400    $(10,792,344)   $  5,586,744
                 ------    ---------    ------------    ------------    ------------   ------------    ------------    ------------

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


                                                                                                Integrated Spatial Information
                                                                                                Solutions, Inc. and Subsidiary

                                                                               Consolidated Statements of Stockholders' Equity
                                                                                                                   (Continued)

------------------------------------------------------------------------------------------------------------------------------

                       Series A Preferred Stock             Common Stock                          Additional Paid-in Capital
                       ------------------------             ------------                          --------------------------
                                                                                    Common
Years Ended                                                                       Stock to be
September 30, 1998        Shares      Amount            Shares        Amount         Issued         Common        Preferred
------------------------------------------------------------------------------------------------------------------------------

Balance,
September 30, 1998            700    $          1     11,456,571   $ 12,635,423   $       --     $  3,298,264   $    445,400


Sale of stock
   for cash
   on options
   exercised                 --              --          688,235        200,000           --             --             --

Stock issued
   for services              --              --          455,754        122,319           --             --             --

Conversion of
   preferred
   stock into
   common stock              (110)           --          501,552         71,188           --             --          (71,188)

Preferred stock
   dividends                 --              --             --             --             --             --             --

Stock options
   and warrants
   issued for
   consulting
   services                  --              --             --             --             --           35,718           --

Settlement of
   legal
   disputes
   through
   issuance of
   stock and
   warrants                  --              --          140,000         36,400         31,500         29,400           --

Net loss                     --              --             --             --             --             --             --
                     ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance,
September 30, 1999            590    $          1     13,242,112   $ 13,065,330   $     31,500   $  3,363,382   $    374,212
                     ============    ============   ============   ============   ============   ============   ============


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


                              Integrated Spatial Information
                              Solutions, Inc. and Subsidiary

             Consolidated Statements of Stockholders' Equity
                                                 (Continued)

------------------------------------------------------------

Years Ended                      Accumulated
September 30, 1998                 Deficit         Total
------------------------------------------------------------

Balance,
September 30, 1998              $(10,792,344)   $  5,586,744

Sale of stock
   for cash
   on options
   exercised                            --           200,000

Stock issued
   for services                         --           122,319

Conversion of
   preferred
   stock into
   common stock                         --              --

Preferred stock
   dividends                         (36,723)        (36,723)

Stock options
   and warrants
   issued for
   consulting
   services                             --            35,718

Settlement of
   legal
   disputes
   through
   issuance of
   stock and
   warrants                             --            97,300

Net loss                          (1,057,779)     (1,057,779)
                                ------------    ------------

Balance,
September 30, 1999              $(11,886,846)   $  4,947,579
                                ============    ============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                            F-7a


                                                                     Integrated Spatial Information
                                                                     Solutions, Inc. and Subsidiary

                                                                           Statements of Cash Flows

---------------------------------------------------------------------------------------------------

Increase (decrease) in Cash and Cash Equivalents

Years Ended September 30,                                                   1999            1998
---------------------------------------------------------------------------------------------------

Operating activities:
   Net loss                                                              $(1,057,779)   $(3,000,864)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                          707,946        705,838
      Asset writedowns                                                          --          262,927
      Provision for losses on accounts receivable                            110,809        (27,052)
      Recovery of debt                                                          --          (16,207)
      Provision for litigation                                                  --          (42,003)
      Gain on litigation settlement                                         (414,312)
      Stock issued for services                                              158,719        490,453
      Stock to be issued for litigation settlement                            31,500           --
      Stock options and warrants issued for acquisitions/services             65,118        494,143
      Gain on sale of assets                                                (177,744)        (7,894)
      Changes in operating assets and liabilities:
        Accounts receivable                                                  537,645       (305,103)
        Prepaid expenses and other                                            41,671         24,681
        Other assets                                                          21,305        109,146
        Accounts payable                                                    (199,357)      (669,604)
        Accrued expenses                                                     320,284       (299,089)
        Deferred revenue                                                      (4,417)       (76,308)
                                                                         -----------    -----------

Net cash provided by (used in) operating activities                          141,388     (2,356,936)
                                                                         -----------    -----------

Investing activities:
   Purchase of equipment                                                     (97,968)      (143,930)
   Proceeds from sale of assets                                            1,245,000      1,104,825
   Additions to capitalized software                                            --           (4,072)
   Restricted cash                                                            75,000       (100,000)
                                                                         -----------    -----------

Net cash provided by investing activities                                  1,222,032        856,823
                                                                         -----------    -----------

Financing activities:
   Payments on checks written against future deposits                       (207,650)       (61,937)
   Proceeds from debt                                                           --        1,516,317
   Payments on debt                                                         (831,303)    (1,911,563)
   Payments on obligations under capital lease                              (160,044)      (147,676)
   Payments on stock purchase liability                                      (45,643)          --
   Proceeds from exercise of stock options                                   200,000           --
   Proceeds from the issuance of common stock                                   --          802,191
   Proceeds from issuance of preferred stock
      net of cash offering costs                                                --          775,500
                                                                         -----------    -----------

Net cash provided by (used in) financing activities                       (1,044,640)       972,832

Net increase (decrease) in cash                                              318,780       (527,281)

Cash and cash equivalents, beginning of year                                  55,045        582,326
                                                                         -----------    -----------

Cash and cash equivalents, end of year                                   $   373,825    $    55,045
                                                                         ===========    ===========



          See accompanying summary of accounting policies and notes to consolidated financial statements.



                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

Organization and Business
-------------------------

These consolidated financial statements include the accounts of Integrated Spatial Information Solutions, Inc. and those of its wholly-owned subsidiary PlanGraphics, Inc. (collectively the "Company"). PlanGraphics, Inc. is an independent consulting firm specializing in the design and implementation of Geographic Information Systems ("GIS") as well as advisory services in the United States and foreign markets. The customer base consists primarily of utilities, government agencies, and land and resource management organizations.


All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
----------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition
----------------------------

Revenues from fixed fee projects are recognized on the percent complete method and as services are provided for time and material projects. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which they become known.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred.

Deferred Revenue
----------------

Deferred revenue represents amounts received under certain contracts in excess of revenue recognized.

Goodwill
--------

Goodwill represents the excess of the cost over the fair value of its net assets acquired at the date of acquisition and is being amortized on the straight-line method over fifteen years.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

Long-Term Assets
----------------

Long-lived assets, identifiable intangibles, and associated goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value.


Property, Equipment and Depreciation and Amortization
-----------------------------------------------------

Property and equipment are recorded at cost. Depreciation is provided primarily using accelerated methods over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $385,239 and $431,075 for the years ended September 30, 1999 and 1998. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Taxes on Income
---------------

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

Net Loss Per Share
------------------

The Company provides for the calculation of "Basic" and "Diluted" earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to full

For the years ended September 30, 1999 and 1998, total stock options and stock warrants of 6,961,439 and 6,337,880 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Concentrations of Credit Risk
-----------------------------

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts.

Concentrations of credit risk with respect to accounts receivable are associated with a few customers dispersed across geographic areas. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers, as a significant number of the customers are governmental entities.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

Fair values of accounts receivable, accounts payable, and accrued liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Notes Payable and Obligations Under Capital Lease

Substantially all of these notes bear interest at a floating rate of interest based upon current lending rates of interest or the interest rates charged are consistent with current lending rates. Accordingly, the fair value of these notes approximate their carrying value.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting periods. The Company's operations require it to make significant assumptions concerning cost estimates for labor and expenses on contracts in process. Due to the uncertainties inherent in the estimation process of costs to complete for contracts in process. Due to the uncertainties inherent in the estimation process of costs to complete for contracts in process, it is possible that completion costs for some contracts may have to be revised in future periods.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

Capitalized Software Costs
--------------------------

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

Stock Option Plans
------------------

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and the related Interpretation in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

Comprehensive Income
--------------------

Effective October 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the fiscal years ended September 30, 1999 and 1998, the Company had no items of comprehensive income (loss) other than net losses; therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

Recent Accounting Pronouncements
--------------------------------

In December 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 2000. Management believe will have no material impact on the Company's consolidated financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation. Such reclassifications had no effect on the net loss as previously reported.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.   Accounts Receivable
     -------------------

     The components of accounts receivable are as follows:


     September 30,                                    1999          1998
     ----------------------------------------------------------------------

     Contract receivables:
        Billed                                     $1,654,877    $2,463,758
        Unbilled                                      320,112       266,074
                                                   ----------    ----------

                                                    1,974,989     2,729,832

     Less allowance for doubtful accounts              51,577       161,109
                                                   ----------    ----------

     Accounts receivable, net                      $1,923,412    $2,568,723
                                                   ==========    ==========


     PlanGraphics has historically received greater than 10% of its annual revenues from one customer. One customer accounted for 12.7% of revenues for the year ended September 30, 1999, compared to 11.6% of revenue for the Company's largest customer for the year ended September 30, 1998. At September 30, 1999, one other customer accounted for 11.4% of accounts receivable, and at September 30, 1998, two other customers accounted for 14.3% and 11.1% of accounts receivable.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

2.   Notes Payable
     -------------

     Notes payable at September 30 are as follows:


     September 30,                                       1999          1998
     --------------------------------------------------------------------------

     Note payable to bank in variable monthly
          payments from $15,000 to $20,832,
          interest at 8.5%, collateralized by
          equipment and accounts receivable,
          maturing on July 24, 2001.                 $   423,080    $   604,564

     Note payable, interest of 15%, with
          Monthly interest only payments,
          collateralized by a first lien on land
          and building held for rental and
          improvements. The note was repaid in
          full during fiscal 1999. (Note 3)                 --          620,000


     Note payable to related party (1)                      --           29,819
                                                     -----------    -----------
                                                         423,080      1,254,383

     Less current maturities                             222,584        831,421
                                                     -----------    -----------

     Long-term notes payable                         $   200,496    $   422,962
                                                     ===========    ===========


     (1)  Notes Payable - Related Party

     Total amounts under related party notes to a minority stockholder were $29,819 at September 30, 1998. The note required monthly principal and interest payments of $14,000 through October 15, 1998. The remaining balance was paid in full on November 15, 1998.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     Principal payments on all notes payable due subsequent to September 30, 1999 are as follows:


     Years Ending September 30,                                 Amount
     -------------------------------------------------------------------

      2000                                                   $   222,584
      2001                                                       200,496
                                                             -----------

                                                             $   423,080
                                                             ===========


3.   Sale of Assets
     --------------

     On April 8, 1999, the Company completed the sale of land and a building located in Franktown, Colorado. The sale generated gross cash proceeds of $1,245,000, which were used to pay off the corresponding note payable of $620,000, plus interest (see Note 2) as well as legal fees and miscellaneous expenses. The Company reported a gain on the sale of the building of approximately $177,700 during the fiscal year ended September 30, 1999.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

4.   Taxes on Income
     ---------------

     The provision for income taxes consisted of the following:

     Years Ended September 30,                       1999           1998
     ---------------------------------------------------------------------

     Deferred (provision) benefit:
      Federal                                     $ 100,000      $ 867,000
      State                                          10,000         84,000
                                                  ---------      ---------

                                                    110,000        951,000
     (Increase) decrease in valuation
       allowance                                   (110,000)      (951,000)
                                                  ---------      ---------

                                                  $    --        $    --
                                                  =========      =========


     A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                       1999            1998
     ------------------------------------------------------------------------

     U.S. federal statutory rates                     (34.0)%        (34.0)%
     State income tax benefit, net
     of federal tax amount                             (3.3)          (3.3)
     Increase in deferred tax asset
        valuation allowance                            37.3           37.3
                                                     --------       --------

     Effective tax rate                                 --  %          --  %
                                                     ========       ========

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:


     Years Ended September 30,                     1999            1998
     ---------------------------------------------------------------------

     Net operating loss carryforwards          $ 3,024,000     $ 2,258,000
     Capital loss carryover                        114,000         587,000
     Expense for stock options and
        warrants                                   237,000         296,000
     Provision for losses on accounts
        receivable                                  19,000          60,000
     Accrued litigation                             11,000         179,000
     Accrued wages and vacation                    136,000          51,000
                                               -----------     -----------

     Total gross deferred tax asset              3,541,000       3,431,000
     Valuation allowance                        (3,541,000)     (3,431,000)
                                               -----------     -----------

     Net deferred tax asset                    $      --       $      --
                                               ===========     ===========


     A valuation allowance equal to the gross deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     At September 30, 1999, the Company had net operating loss carryforwards of approximately $8,413,000 with expirations through 2019 and a $305,000 capital loss carryover which expires through 2002. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code
     Section 382 regulations related to transfers of ownership.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

5.   Leases
     ------

     Obligations Under Capital Leases - Related Party

     The Company leases an office facility from Capitol View Development, LLC, a partnership which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development. The lease includes an annual base rent increasing over the term of the lease plus an adjustment based on Capitol View Development's rate of interest on its loan. The initial lease term is for a period of fifteen years with five ren each. Annual payments approximate $320,000 per year.

     The Company also leases certain equipment under capital leases from a related party. Original lease terms are for three to five years.

     The following is a schedule, by years, of future noncancellable minimum payments required under these leases, together with their present value as of September 30, 1999.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
                                         Related Party
       Years Ending                         Land and
       September 30,                        Building    Equipment       Total
     ---------------------------------------------------------------------------

       2000                                $  335,636   $   73,285   $  408,921
       2001                                   337,089       14,529      351,618
       2002                                   338,133         --        338,133
       2003                                   337,441         --        337,441
       2004                                   334,891         --        334,891
       Thereafter                           1,828,137         --      1,828,137
                                           ----------   ----------   ----------
                                            3,511,327       87,814    3,599,141
       Less: amounts representing
         interest                           1,629,652        9,027    1,638,679
                                           ----------   ----------   ----------

      Present value of minimum lease
         payments                          $1,881,675   $   78,787    1,960,462
                                           ==========   ==========

       Less: current maturities                                         144,868
                                                                     ----------

       Obligations under capital leases
        less current maturities                                      $1,815,594
                                                                     ==========


     As of September 30, 1999 and 1998, accumulated amortization for the building and equipment under capital lease obligations was $995,617 and $764,987.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     Operating Lease Commitments

     The Company leases certain office facilities and certain furniture and equipment under various operating leases. The remaining lease terms range from one to three years.

     Minimum annual operating lease commitments at September 30, 1999 are as follows:


      September 30,
     ----------------------------------------------------------------------

      2000                                                      $  246,200
      2001                                                         206,900
      2002                                                         156,500
                                                                ----------

                                                                $  609,600
                                                                ==========
    -----------------------------------------------------------------------

     Rental expense for the years ending September 30, 1999 and 1998 totaled approximately $186,800 and $134,600.


6.   Equity Transactions
     -------------------

     Preferred Stock

     In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% Cumulative Convertible Redeemable Preferred Stock, $.001 par value (Series A). The Company designated 1,000,000 shares of Series A as part of the authorized class of preferred shares. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder at the lesser of 105% of the average of the closing bid price per share of th five trading days prior to issuance or 80% of the average of the closing bid price per share of the Company's common stock for three of the ten trading days preceding the date of conversion.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     The holders of 1,650 shares of the Company's Series A converted the preferred into common stock at various times during fiscal 1998 in exchange for 2,224,508 shares of common stock.

     In October 1997, the Company sold 250 shares of its Series A with net proceeds of $212,500. The holders of these 250 shares of Series A converted the preferred into common stock at various times during fiscal 1998 in exchange for 385,462 shares of common stock.

     In August 1998, the Company sold 700 shares of its Series A with net proceeds of $445,400, of which $25,000 is held as restricted cash as specified in the subscription agreements. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder within two years of the issue date at the lesser of 105% of the average of the closing bid price per share of the Company's common stock for the five days prior to issuance or 20% bid price per share of the Company's common stock for the three days preceding the date of conversion.

     During the fiscal year ended September 30, 1999, the holders of the 700 shares of Series A converted 110 shares of the preferred into common stock at various times during the year in exchange for 501,552 shares of common stock.

     The Series A Preferred is subject to mandatory conversion two years after the date of issue.

     Warrants were issued to purchase 245,000 shares of common stock in connection with the placement of the Series A. The warrants can be exercised at various prices from $0.75 to $0.788 and expire in August 2001. The Company recognized deemed dividends of $117,600 in 1998 in connection with issuing these warrants in conjunction with offering costs under the accounting provisions of SFAS 123. The Company also recognized $476,112 of deemed dividends in 1998 due to the dis convertibility of the preferred stock.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     As of September 30, 1999 and 1998, dividends in arrears associated with the Series A amounted to $69,024 and $30,875.

     Common Stock

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

     The Company issued options and warrants to purchase 1,127,415 shares of common stock to outside consultants, brokers and directors during fiscal 1998 with a total value of $659,281, of which $165,138 relates to offering costs. Of the 1,127,415 options and warrants granted in fiscal year 1998, the Company granted 5,000 warrants to a related party for $4,650 in services. The warrants are exercisable at $0.98 per share through August 17, 2001. The options and warrants a model in accordance with SFAS 123.

     On October 10, 1997, the Company issued 170,531 shares of common stock worth $289,902 in payment of a note payable to a related party.

     During fiscal year 1999, the Company exchanged $122,319 in services for the equivalent value of 455,754 shares of common stock. The Company also issued 140,000 shares of common stock worth $36,400 in connection with a settlement of a lawsuit with a former employee.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     Effective July 1999, the Company entered into an Agreement for Services with a director of the Company. As part of the agreement, the director's annual base compensation consists of $50,000, payable in equal monthly installments in the Company's common stock, and options to purchase 175,000 shares of the Company's common stock at an exercise price of $0.31 per share each year for three years. As of September 30, 1999, none of the stock had been issued as compensation at September 30, 1999. In addition, the director received incentive options to acquire 688,235 shares of common stock at $0.2906 per share, which he exercised on July 13, 1999 for $200,000 in cash.

     As part of a settlement agreement to settle all outstanding amounts owed to a certain consulting firm, the Company issued warrants to purchase 117,623 shares of common stock in January 1999 with a total value of $10,586. The warrants are exercisable at $0.894 per share through August 18, 2001. The warrants were valued using the Black Scholes model in accordance with SFAS 123.

     On September 22, 1999, the Company settled an arbitration proceeding with an outside consultant whereby the Company agreed to issue 150,000 shares of common stock worth $31,500, a warrant to purchase 30,000 shares of common stock at $1.00 per share and a warrant to purchase 20,000 shares of common stock at $1.50 per share. The stock was subsequently issued in October 1999 and is reported as common stock to be issued at September 30, 1999. The warrants were valued at $ and was recorded as consulting expense.

     During fiscal year 1999, the Company issued additional options and warrants to purchase the Company's common stock in connection with the settlement of certain legal disputes previously discussed and for consulting services with a total value of $41,932. The options and warrants were valued using the Black Scholes model in accordance with SFAS 123.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     Anti-dilution Provisions

     Prior to fiscal year 1999, the Company had granted certain officers and consultants anti-dilution rights in employment and service agreements. The provision called for the issuance of options at fixed prices at each date more stock is issued to enable the parties to retain their ownership percentage. Under the accounting provisions of SFAS 123 and APB 25, the Company realized costs of approximately $163,160 for the 492,615 options and 192,086 warrants issued during 19 fiscal 1998, the directors of ISIS voted to rescind all anti-dilution provisions.

     Stock Options

     The Company's Board of Directors has reserved 300,000, 1,150,000 and 4,000,000 shares under three stock option plans (1991, 1995, and 1997, respectively). The Company grants options under the Plan in accordance with the determinations made by the Option Committee. The Option Committee will, at its discretion, determine the individuals to be granted options, the time or times at which options shall be granted, the number of shares subject to each option and the manner The option price shall be the fair market value on the date of the grant and expire five years subsequent to the date of grant.

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the follo used for grants in the years ended September 30, 1999 and 1998: dividend yield of 0 percent, expected volatility of 95 to 105 percent, risk-free interest rates between 4 and 6 percent, and expected option lives of three to five years for all years.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:


     Years Ended September 30,              1999               1998
     ---------------------------------------------------------------------

     Net loss
        As reported                  $     (1,057,779)    $     (3,000,864)
        Pro forma                          (1,199,155)          (3,983,943)
     Net loss per share
        As reported                  $           (.09)    $           (.34)
        Pro forma                                (.10)                (.39)

     ---------------------------------------------------------------------

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     A summary of the status of the Company's stock option plans and outstanding options and warrants as of September 30, 1999 and 1998 and changes during the years ending on those dates is presented below:


                                           1999                  1998
                                   ---------------------  -------------------
                                                Weighted             Weighted
                                                Average              Average
                                   Range of     Exercise  Range of   Exercise
                                    Shares       Price     Shares     Price
                                    ------       -----     ------     -----
       Outstanding,
          beginning of year        6,337,880    $ 1.53    3,465,894   $ 1.36
       Granted                     2,441,939      0.40    3,403,467     1.74
       Cancelled                    (534,391)     1.76     (266,910)    1.43
       Exercised                  (1,283,989)     0.28     (264,571)    1.19
                                  ----------    ------   ----------   ------

       Outstanding,
         end of year               6,961,439    $ 1.34    6,337,880    $ 1.53
                                  ==========    ======   ==========    ======

       Options and warrants
         exercisable, end of year  5,189,428    $ 1.43    4,792,388    $ 1.51
                                  ==========    ======   ==========    ======

       Weighted average fair
         value of options and
         warrants granted
         during the year                        $ 0.14                 $ 0.79
                                                ======                 ======

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     The following table summarizes information about stock options and warrants outstanding and exercisable at September 30, 1999:


                  Outstanding                          Exercisable
     ------------------------------------------------------------------------
                               Weighted
                               Average       Weighted                Weighted
      Range of      Number     Remaining     Average     Number      Average
      Exercise    Outstanding  Contractual   Exercise  Exercisable   Exercise
       Shares     at 9/30/99   Life (years)   Price    at 9/30/99     Price
     ------------------------------------------------------------------------

     $ 0.31-1.00   2,133,615      1.98        $ 0.64    1,438,158     $ 0.79
       1.03-1.75   3,197,383      2.55          1.42    2,450,809       1.43
       1.81-2.50   1,630,441      1.40          2.12    1,300,461       2.16
     ------------------------------------------------------------------------

     $ 0.31-2.50   6,961,439      2.09        $ 1.34    5,189,428     $ 1.43
     ========================================================================

7.   Employee Benefit Plans
     ----------------------

     401 (k) Plan

     PlanGraphics, Inc. ("PlanGraphics") has a Section 401(k) deferred compensation provision covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at the PlanGraphics' discretion based upon the PlanGraphics' performance. The expense charged to operations for the plan was $50,900 and $54,300 for the years e includes no discretionary match.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

8.   Contingency
     -----------

     Self Insurance

     The Company is partially self-insured for employee medical liabilities, which covers risk up to $20,000 per individual covered under the plan. The Company has purchased excess medical liability coverage (from a national medical insurance carrier) for individual claims in excess of $20,000 and approximately $250,000 in the aggregate. Premiums and claim expenses associated with the medical self-insurance program are included in the accompanying statement of operations.

     Employment Agreements

     The Company has entered into employment agreements with two directors that extend from June 30, 2000 through June 30, 2001. The employment agreements set forth annual compensation to the two directors of between $50,000 and $157,500 each.

9.   Related Party Transactions
     --------------------------

     A Director of the Company is the principal owner and executive officer of an organization that entered into a consulting agreement with the Company on July 6, 1999. The agreement ends upon the earlier of June 30, 2001; the date upon which the Director is not elected as a Director or is removed as a Director; and the date upon which he does not own more than 50% of the voting power of the organization. Under the agreement, the organization will provide certain services implementing actions to increase shareholder value through articulation of a vision for the Company, identifying and reviewing merger and acquisition candidates, obtaining capital (debt or equity) to finance mergers and acquisitions, and recruiting and evaluating candidates for senior executive and director position. Compensation for these services consists of performance options in two quantities of 322,581 each to acquire common stock of the Company at an exercise pri capitalization of the Company exceeds $30 million for the first quantity and $60 million for the second quantity for 20 of 30 consecutive business days at any time prior to June 30, 2002. As of September 30, 1999, the Company had not achieved the market capitalization levels which would require the additional compensation.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

10.  Litigation
     ----------

     In 1998, the Company had appealed the Government's assessment of excessive reprocurement costs against the Company on a manufacturing contract terminated for default. The appeal of the default termination was unsuccessful. As such, the Company had recorded a reserve for $479,000 as of September 30, 1998 for potential losses. In March 1999, the assessment against the Company was settled with the Government for approximately $65,000, resulting in a recovery of approxim 30, 1998 estimated loss reserve.

     The Company was a defendant in an arbitration action brought by its former Chairman and CEO, alleging "constructive termination" of an employment agreement. Through a civil claim filed in July, 1999 in Denver District Court, the Company asserted damages incurred by the Company for actions taken and not taken by the former Chairman and CEO. The matter was resolved through settlement dated November 19, 1999. The settlement required the Company to pay a total of $236,25 his counsel. All costs of the settlement have been recorded as of September 30, 1999.

     The Company is engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

11.  Supplemental Data to Statement of Cash Flows
     --------------------------------------------


     Years Ended September 30,                       1999           1998
     ----------------------------------------------------------------------

     Cash paid for interest                       $  438,101     $  540,490

     Stock issued in connection with
        conversion of debt                              --          289,902

     Resolution of stock repossession                   --          241,586

     Stock warrants issued for offering
        costs                                           --          165,138

     Preferred stock dividend accrued                 36,723           --

     Conversion of preferred stock into
        common stock                                  71,188      1,600,500

     ======================================================================


12.  Private Placement
     -----------------

     On December 20, 1999, the Board of Directors approved a $400,000 private offering of common stock to a limited number of investors consisting of Company directors and officers, certain accredited managers within the Company, and a limited number of accredited shareholders of the Company.




13.  Bank Line-of-Credit Agreement
     -----------------------------

     On November 5, 1999, the Company obtained a $1.2 million line of credit from a bank, secured by accounts receivable. Cash advances under the line of credit agreement will be limited to 80% of eligible accounts receivable. The line of credit will expire on October 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Integrated Spatial Information Solutions, Inc.


Date: 12/29/99                    By: /S/ John C. Antenucci
--------------                    -------------------------
                                  John C. Antenucci
                                  President and
                                  Acting Chief Executive Officer

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

  Signature                   Title                                    Date
  ---------                   -----                                    ----

                              Director
-------------------
Jeanne M. Anderson


/S/ Fred Beisser              Vice President--Finance and              12/29/99
--------------------          Administration, Secretary, Treasur-
Frederick G. Beisser          er, and Director and Principal
                              Financial  and Accounting Officer


/S/ John C. Antenucci         Acting CEO, President                    12/29/99
--------------------          and Director
John C. Antenucci


/S/ J. Gary Reed              Director                                 12/29/99
--------------------
J. Gary Reed

                              Director
--------------------
Raymund E. O'Mara


/S/ Gary S. Murray            Chairman and Director                    12/29/99
--------------------
Gary S. Murray