Form 10QSB
period 1999-12-31
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2000-02-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

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


                         1597 Cole Boulevard, Suite 300B
                         -------------------------------
                     (Address of principal executive offices)
                                   (Zip Code)


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

       14,004,487 Common Shares were outstanding as of December 31, 1999.


                                           Number of pages in this report is 18.

                                Table of Contents






Part I, Financial                                                              3

         Consolidated Balance Sheet                                            3

         Consolidated Statement of Operations                                  5

         Consolidated Statements of Cash Flow                                  6

         Notes to Consolidated Financial Statements                            7

         Management Discussion and Analysis                                    8

Part II Other Information                                                     10

Signature Page                                                                11

Exhibit 4.11 Form of Warrant                                                  12

Part 1
Financial Statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets


                                                   December 31      September 30
                                                       1999             1999
                                                   (Unaudited)       (Audited)
--------------------------------------------------------------------------------

Assets

Current:
   Cash and Cash Equivalents                       $    82,766      $   373,825
   Accounts receivable (net of allowance)            2,081,857        1,923,412
   Restricted cash                                      25,000           25,000
   Prepaid expenses and other                          143,690          122,500
--------------------------------------------------------------------------------

Total current assets                                 2,333,313        2,444,737
--------------------------------------------------------------------------------

Property and Equipment:

   Land and building under capital
         lease - related party                       1,866,667        1,866,667
   Equipment and furniture                             662,609          574,292
   Leased assets                                       255,602          255,600
--------------------------------------------------------------------------------
                                                     2,784,878        2,696,559
Less accumulated depreciation                         (825,017)        (735,728)
--------------------------------------------------------------------------------
Net property and equipment                           1,959,860        1,960,831
--------------------------------------------------------------------------------

Other Assets

Goodwill, net of accumulated amortization            4,586,211        4,676,192
Other                                                   81,995           74,844
--------------------------------------------------------------------------------

Total other assets                                   4,667,206        4,751,036
--------------------------------------------------------------------------------

                                                   $ 8,960,379      $ 9,156,604
--------------------------------------------------------------------------------


See accompanying  notes to financial statements


         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets


                                                       December 31     September 30
                                                          1999             1999
                                                       (Unaudited)      (Audited)
-----------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
Notes payable - current portion                        $    278,073    $    222,584
Obligations under capital
         leases - related party - current                    81,922         144,868
Accounts payable                                            764,280         480,024
Accrued expenses                                            326,725         593,448
Deferred revenue                                            239,711         108,588
Accrued payroll costs and vacation                          522,310         643,423
-----------------------------------------------------------------------------------
Total current liabilities                                 2,213,021       2,192,935
-----------------------------------------------------------------------------------

Long-term Liabilities
Notes payable, less current maturities                      148,268         200,496
Obligations under capital leases - related party          1,780,844       1,815,594
-----------------------------------------------------------------------------------

Total long-term liabilities                               1,929,112       2,016,090
-----------------------------------------------------------------------------------

Total liabilities                                      $  4,146,133       4,209,025
-----------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  590 shares issued and outstanding                               1               1
Common stock, no par value, 2,000,000,000
  shares authorized, 14,004,487 and 13,482487 shares
  issued and outstanding at December 31, and
   September 30, 1999, respectively                      13,247,879      13,096,830

Additional paid-in capital                                3,731,788       3,737,594
Accumulated deficit                                     (12,161,246)    (11,886,846)
-----------------------------------------------------------------------------------

Total stockholders' equity                                4,818,246       4,947,879
-----------------------------------------------------------------------------------
                                                       $  8,960,379    $  9,156,604
-----------------------------------------------------------------------------------


See accompanying  notes to financial statements

                                       4

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)


Three Months Ended December 31,                        1999            1998
--------------------------------------------------------------------------------

Revenues                                           $  1,806,145    $  2,043,168
--------------------------------------------------------------------------------

Costs and expenses:
   Salaries and employee benefits                       458,429       1,303,275
   Direct contract costs                              1,018,418         348,700
   Other operating costs                                537,864         635,570
--------------------------------------------------------------------------------

Total costs and expenses                              2,014,710       2,287,645
--------------------------------------------------------------------------------

Operating income (loss)                                (208,565)       (244,477)
--------------------------------------------------------------------------------

Other Income (expense):
   Interest expense                                     (73,102)       (130,142)
   Other income                                          15,942             595
--------------------------------------------------------------------------------

Total other income (expense)                            (57,160)       (129,547)
--------------------------------------------------------------------------------

Net loss from continuing operations                    (265,725)       (374,024)
Loss from discontinued operations                          --              --
--------------------------------------------------------------------------------
Net loss                                               (265,725)       (374,024)
--------------------------------------------------------------------------------

Preferred stock dividends                                (8,850)        (12,241)
--------------------------------------------------------------------------------
Net loss attributable to
    common stockholders                            $   (274,575)   $   (388,265)
--------------------------------------------------------------------------------

Basic and diluted loss per common share:
Loss from continuing operations attributable to
   common stockholders                             $      (0.02)   $      (0.03)
Loss attributable to common stockholders                  (0.02)          (0.03)
--------------------------------------------------------------------------------

Weighted average number of shares of
   common stock outstanding                          13,340,118      11,462,223
--------------------------------------------------------------------------------


See accompanying notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Cash Flow
                                   (Unaudited)


Three Months Ended December 31,                             1999         1998
--------------------------------------------------------------------------------

Operating Activities
Net loss                                                 $(265,725)   $(374,024)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                         181,483      206,910
     Stock options and warrants issued for
       services performed                                    5,291       15,236
     Sale of assets                                         (1,213)
Changes in operating assets:
     (Increase) decrease in accounts receivable           (154,188)     472,814
     Decrease in accrued settlement liability                 --           (832)
     (Increase) decrease in other assets                   (32,556)       7,526
     Increase (decrease) in accounts payable               284,255      108,954
     Decrease (increase) in accrued expenses              (309,191)    (238,101)
     Increase (decrease) in deferred revenue               131,082       39,268
      Increase in deposits                                 (67,266)        --
--------------------------------------------------------------------------------

Net cash generated (used) by operating activities         (238,609)     237,751
--------------------------------------------------------------------------------

Investing Activities
Purchase of equipment                                      (88,317)     (23,543)
Accumulated depreciation adjustment                                      (3,286)
--------------------------------------------------------------------------------

Net cash (used) provided by investing activities           (88,317)     (26,829)
--------------------------------------------------------------------------------

Financing Activities
Payments on checks written against future deposits            --       (207,650)
Proceeds from borrowing                                       --         60,000
Payments on debt                                           (94,435)    (106,086)
Issuance of common stock                                   156,041         --
Payments on stock repurchase liability                     (25,738)        --
--------------------------------------------------------------------------------

Net cash provided (used) by financing activities            35,836     (253,736)
--------------------------------------------------------------------------------
Net decrease in cash                                      (291,058)     (42,814)

Cash and cash equivalents, beginning of period             373,825       55,045
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                 $  82,766    $  12,231
--------------------------------------------------------------------------------


See accompanying notes to financial statements

                 Integrated Spatial Information Solutions, Inc.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1999, the consolidated results of its operations for the three-month periods ended December 31, 1999, and 1998 and statements of cash flows for the three-month periods then ended.

The accounting policies followed by the Company are set forth in the annual report of September 30, 1999, filed on Form 10-KSB and the audited consolidated financial statements in it with the accompanying notes. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The consolidated results of operations for the three-month period ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year ending September 30, 2000.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the cost-to-cost method to determine percentage of completion as described in the Form 10-KSB for September 30, 1999.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $8.4 million with expirations through 2019. At December 31, 1999, the amount of the net operating loss carryforward balance is estimated at $8.7 million. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

During the current period the Company settled the arbitration action brought by its former Chairman and Chief Executive Officer as reported in Note 10 to the financial statements in Form 10-KSB for September 30, 1999 filed with the Securities and Exchange Commission on December 29, 1999. All costs associated with the settlement were recorded as of September 30, 1999. (See also Item 3, Legal Matters to the financial statements in Form 10-KSB for September 30, 1999.)

(5) Lease Obligations

The Company leases various equipment as well as facilities under capital leases that expire through the year 2004 as noted in Note 7 to the Financial Statements in Form 10-KSB September 30, 1999.

(6) Subsequent Events

Convertible Preferred Stock. In January, 2000, the holders of Series A, 6% Cumulative Convertible Redeemable Preferred Stock converted 55 shares into common stock in accordance with the issue agreement. Accordingly, the Company issued 591,980 shares of its common stock in exchange.


(8) Net Loss Per Common Share.

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128 issued by the Financial Accounting Standards Board. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, in order to disclose fully diluted earnings per share, when appropriate.

As the Company incurred net losses in both three month periods ending December 31, none of its outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive. The total of warrants and options outstanding at December 31, 1999 and December 31, 1998 were 6,941,201 and 6,499,727, respectively.



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

Financial Condition:

Liquidity. Cash decreased $290,519 to a total of $82,766 from $373,825 at September 30, 1998. The decrease was primarily due to the net operating loss for the quarter and the liquidation of specific accrued expenses.

Presently, the Company has working capital of approximately $124,864 versus working capital of $352,678 a year prior. The primary reason for this decrease was the scheduled reduction of $220,784 in long term notes payable balances.

The Company's current ratio of total current assets to current liabilities decreased slightly to 1.06:1 from 1.11:1 a year ago and at September 30, 1999.

As a result of losses from operations and limited working capital, the Company's ability to timely meet payment due dates could be in question. Management's plan to continue the operation of the Company includes: raising funds through additional debt or equity instruments, of which there can be no assurance; the negotiation of a credit facility for acquisition requirements; expected increased cashflows from new contracts awards; and constraining the cost of operations coupled with an additional contingency plan to generate further cost reductions and improved cash flows.

Capital Resources. During this period the Company's operating subsidiary successfully negotiated and received a $1.2 million asset based line of credit to provide flexibility in managing cash flows. In addition the Company initiated a limited private offering to officers and directors of the Company and its subsidiary during the current period. As of the filing of this report $213,000 has been generated from the offering. In addition, because of its efforts to establish strong relations with investment banking entities, the Company believes, based upon its current business and acquisiton strategies, it will be able to secure funding required for its acquisition program and increased operations.

The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.


Results of Operations:

First Quarter of Fiscal Year 2000

Revenue for the first quarter of FY 2000 reached $1,806,145 and resulted entirely from the Company's operating subsidiary, PlanGraphics, Inc., geographic information systems activities. This level of current quarter revenue reflects an decrease of 11.6% from the same period of the prior year. Management believes that revenue generation was constrained by customer concerns about possible last minute Year 2000 problems causing them to hold pending orders in abeyance until the new calendar year began.

The Company's total costs and expenses amounted to $2,014,710 or 111.5% of revenue, a reduction of 11.8% from the prior year. Total costs and expenses were reduced by $272,935 from the prior year total, a result of overhead reduction at the parent company.

The operating loss decreased by $35,912 to $208,565 from last fiscal year's first quarter total of $244,477, reflecting management's efforts to reduce costs wherever possible.

Interest expense decreased from that of the prior year by $57,040 as a result of reduced amounts of interest bearing notes as compared to the prior year period.

Other income increased from prior year total as a result of ancillary revenue generation at the subsidiary.

First Quarter of Fiscal Year 1999

Revenue for the first quarter of FY 1999 reached $2,043,168 and resulted entirely by the Company's operating subsidiary, PlanGraphics, Inc., geographic information systems activities. This level of first quarter revenue reflected an increase of 11.8% over the same period of the prior year. The increase over the prior year level of operations for the same quarter resulted from the expansion of contract activity.

The Company's total costs and expenses reached $2,287,645 or 119.6% of revenue, an improvement of $131,944 over the prior year. This amount reflected approximately $187,574 in reductions to other operating costs and was offset by slight increases in salaries and employee benefits and from increased direct contract costs.

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

Other income also decreased from prior year totals by $16,207 reflecting nonrecurring forgiveness of debt in the 1997 first quarter.

Contract Backlog

The Company's has reported a backlog of GIS contracts and work assignments amounting to approximately $4.6 million. The year prior there was $9.0 million of uncompleted work in the backlog.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4.

ITEM 2. CHANGES IN SECURITIES

During the current period the Company and continuing through the filing date of this report sold 852,000 shares of the Company's common stock in a limited private offering that raised $213,000. The offering consisted of $1,000 units each of which included 4,000 shares of common stock and three-year warrants to purchase 2,000 shares of common stock at $0.50 per share. The resulting shares from the offering have not been registered with the Securities and Exchange Commission the resulting shares of stock are subject to the restrictions in Rule 144.

Subsequent to the current quarter, holders of convertible preferred stock submitted 55 shares of Series A 6% Convertible Redeemable Preferred Stock for conversion into common stock. The Company issued 591,980 shares of its common stock in exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

Exhibits filed since the beginning of the current quarter:

Exhibit 3.2d Articles of Amendment to the Articles of Incorporation of Integrated Spatial Information Solutions, Inc. filed as part of Form 10-KSB on December 29, 1999.

Exhibit 4.11 Form of Warrant issued pursuant to limited private offering of December 20, 1999 and filed on page 12 of this report.

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

Dated: February 14, 2000


                                  /S/ Fred Beisser
                                  ----------------
                                  Frederick G. Beisser
                                  Vice President-Finance & Administration,
                                  Secretary & Treasurer and
                                  Principal Financial Accounting Officer