Form 10QSB
period 2000-03-31
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2000-05-15
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

        18,543,530 Common Shares were outstanding as of March 31, 2000.


                                           Number of pages in this report is 22.

                                Table of Contents






Part I, Financial Section

         Condensed and Consolidated Balance Sheet                         3-4

         Condensed and Consolidated Statement of Operations               5

         Condensed and Consolidated Statements of Cash Flow               6

         Notes to Consolidated Financial Statements                       7-9

         Management's Discussion and Analysis                             10-12

Part II Other Information                                                 12

Signature                                                                 13

Exhibit  4.12 Form of Warrant                                             14-22

Part 1
Financial Statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets

                                                      March 31     September 30
                                                        2000           1999
                                                     (Unaudited)     (Audited)
--------------------------------------------------------------------------------

Assets

Current:
   Cash and cash equivalents                         $   206,242    $   373,825
   Accounts receivable, net of allowance               1,699,371      1,923,412
   Restricted cash                                             0         25,000
   Prepaid expenses and other                            168,610        122,500
--------------------------------------------------------------------------------
Total current assets                                   2,074,223      2,444,737
--------------------------------------------------------------------------------

Property and Equipment:

   Land and building under capital
         lease - related party                         1,866,667      1,866,667
   Equipment and furniture                               686,333        574,292
   Leased assets                                         255,602        255,600
--------------------------------------------------------------------------------
                                                       2,808,602      2,696,559
Less accumulated depreciation and amortization          (917,384)      (735,728)
--------------------------------------------------------------------------------
Net property and equipment                             1,891,218      1,960,831
--------------------------------------------------------------------------------

Other Assets:

Goodwill, net of accumulated amortization              4,494,230      4,676,192
Other                                                     81,994         74,844
--------------------------------------------------------------------------------

Total other assets                                     4,576,224      4,751,036
--------------------------------------------------------------------------------

                                                     $ 8,541,665    $ 9,156,604
--------------------------------------------------------------------------------

See accompanying  notes to consolidated financial statements


             Integrated Spatial Information Solutions, Inc., and Subsidiary
                        Condensed and Consolidated Balance Sheets

                                                              March 31      September 30
                                                                2000            1999
                                                             (Unaudited)      (Audited)
-----------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:

Current:
Notes payable - net of long-term maturities                  $    428,444    $    222,584
Obligations under capital
         leases - related party - current                          84,559         144,868
Checks written against future deposits                            102,450               0
Accounts payable                                                  676,793         480,024
Accrued expenses                                                  654,545         593,448
Deferred revenue                                                  107,617         108,588
Accrued payroll costs and vacation                                460,573         643,423
-----------------------------------------------------------------------------------------
Total current liabilities                                       2,514,981       2,192,935
-----------------------------------------------------------------------------------------

Long-term Liabilities:
Notes payable, less current maturities                              1,630         200,496
Obligations under capital leases - related party                1,758,689       1,815,594
-----------------------------------------------------------------------------------------
Total long-term liabilities                                     1,760,319       2,016,090
-----------------------------------------------------------------------------------------
Total liabilities                                               4,275,300       4,209,025
-----------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized, 0 and 590
  shares issued and outstanding  at March 31, 2000 and
   September 30, 1999, respectively                                     0               1
Common stock, no par value, 2,000,000,000
  shares authorized, 18,543,530 and 13,482,487 shares
  issued and outstanding at March 31, 2000 and
   September 30, 1999, respectively                            13,599,671      13,065,330
Common stock to be issued                                          52,000          31,500
Additional paid-in capital                                      3,972,057       3,737,594
Accumulated deficit                                           (13,357,363)    (11,886,846)
-----------------------------------------------------------------------------------------
Total stockholders' equity                                      4,266,365       4,947,579
-----------------------------------------------------------------------------------------
                                                             $  8,541,665    $  9,156,604
-----------------------------------------------------------------------------------------

See accompanying  notes to consolidated financial statements



                                       4

                         Integrated Spatial Information Solutions, Inc., and Subsidiary
                               Condensed and Consolidated Statements of Operations
                                                   (Unaudited)

                                                          Six months ended               Three months ended
                                                              March 31,                       March 31,
                                                    ----------------------------    -----------------------------
                                                        2000           1999             2000             1999
-----------------------------------------------------------------------------------------------------------------
Revenues                                            $  3,368,138    $  3,965,879    $  1,561,989    $  1,910,811

Cost and expenses
    Salaries and employee benefits                     2,242,037       2,558,684       1,150,016       1,255,311
    Direct contract costs                                693,421         630,267         308,595         281,569
    Other operating costs                              1,055,734       1,229,879         517,870         595,521
-----------------------------------------------------------------------------------------------------------------

Total costs and expenses                               3,991,192       4,418,830       1,976,481       2,132,401
-----------------------------------------------------------------------------------------------------------------

Operating loss                                          (623,054)       (452,951)       (414,492)       (221,590)
-----------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense                                    (172,843)       (289,784)        (99,741)       (158,424)
    Other income                                          32,727           1,264          16,785             761
    Gain (loss) on litigation                           (584,892)        414,312        (584,892)        414,312
     Acquisition expense                                (104,453)           --          (104,453)           --
-----------------------------------------------------------------------------------------------------------------
Total other income (expense)                            (829,461)        125,792        (772,301)        256,649

-----------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations          (1,452,515)       (327,159)     (1,186,793)         35,059
-----------------------------------------------------------------------------------------------------------------


Net income (loss)                                     (1,452,515)       (327,159)     (1,186,793)         35,059
-----------------------------------------------------------------------------------------------------------------

Preferred stock dividends                                (18,002)        (24,482)         (9,152)        (12,241)
-----------------------------------------------------------------------------------------------------------------


Income (loss) attributable to common
stockholders                                        $ (1,470,517)   $   (351,641)   $ (1,195,945)   $     22,818
-----------------------------------------------------------------------------------------------------------------

Basic and diluted income (loss) per common
share:
Income (loss from continuing operations
attributable to common stockholders                 $       (.10)   $       (.03)   $       (.08)   $       --
-----------------------------------------------------------------------------------------------------------------

Income (loss) attributable to common
stockholders                                        $       (.10)   $       (.03)   $       (.08)   $       (.nil)
-----------------------------------------------------------------------------------------------------------------

Weighted average number of shares of common
stock outstanding        Basic                         14,484,849      11,694,988      15,544,840      11,932,481
-----------------------------------------------------------------------------------------------------------------
                         Diluted                       14,484,849      11,694,988      15,544,840      20,003,219





See accompanying notes to consolidated financial statements

                                       5

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Cash Flow
                                   (Unaudited)

Six Months Ended March 31,                                2000           1999
--------------------------------------------------------------------------------

Operating Activities:
Net loss                                              $(1,452,515)   $  (327,159)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                        366,043        403,455
     Stock options and warrants issued for
       services performed                                 181,050         19,886
    Loss (gain) on litigation                             505,000       (414,312)
    Gain on sale of assets                                 (2,426)       (11,304)
    Decrease in land and building held for resale            --          (16,378)
Changes in operating assets:
     Decrease in accounts receivable                      196,607        509,995
     Decrease in accrued settlement liability                --          (64,685)
     (Increase) decrease in other assets                  (25,784)        40,778
     Increase in accounts payable                         196,768        272,747
     Decrease in accrued expenses                        (228,371)      (134,097)
     Increase (decrease) in deferred revenue               (1,011)        83,694
      Increase (decrease) in deposits                    (143,187)       237,914
--------------------------------------------------------------------------------

Net cash provided by (used in) operating activities      (407,826)       600,534
--------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                    (112,041)       (31,436)
Restricted Cash                                            25,000           --
--------------------------------------------------------------------------------
Net cash used in investing activities                     (87,041)       (31,436)
--------------------------------------------------------------------------------

Financing Activities:
Payments on checks written against future deposits        102,450       (207,650)
Proceeds from borrowing                                 1,494,455         60,000
Payments of debt                                       (1,604,675)      (195,313)
Issuance of common stock                                  382,610           --
Payments on stock repurchase liability                    (47,556)          --
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       327,284       (342,963)
--------------------------------------------------------------------------------
Net change in cash                                       (167,583)       226,135

Cash and cash equivalents, beginning of period            373,825         55,045
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $   206,242    $   281,180
--------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements

                                       6

                 Integrated Spatial Information Solutions, Inc.

                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2000, the consolidated results of its operations for the three-month and six-month periods ended March 31, 2000 and 1999 and the statements of cash flows for the six-month period then ended.

The accounting policies followed by the Company are set forth in the annual report of September 30, 1999, filed on Form 10-KSB and the audited consolidated financial statements therein with the accompanying notes. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The consolidated results of operations for the three- and six-month periods ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year ending September 30, 2000.

(2) Accounts Receivable

Accounts receivable contain amounts computed under the percentage of completion method as described in the Form 10-KSB for September 30, 1999.

(3) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $8.4 million with expirations through 2019. At March 31, 2000, the amount of the net operating loss carryforward balance is estimated at $9.9 million. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it records a valuation allowance equal to the excess deferred tax assets over deferred tax liabilities.

(4) Litigation

During the quarterly period ended December 31, 1999 the Company settled the arbitration action brought by its former Chairman and Chief Executive Officer as reported in Note 10 to the financial statements in Form 10-KSB for September 30, 1999 filed with the Securities and Exchange Commission on December 29, 1999. All costs associated with the settlement were recorded as of September 30, 1999. (See also Item 3, Legal Matters to the consolidated financial statements in Form 10-KSB for September 30, 1999.)

As previously reported in "Disputes with Former Executives" in our Form 10-KSB for September 30, 1999, the Company was the respondent in an arbitration claim by its former chief financial officer, Mr. Robert S. Vail, who claimed that he was constructively discharged and sought severance compensation equal to three year's compensation as allegedly provided for in his employment agreement. The Company asserted that Mr. Vail resigned and was not constructively discharged; therefore he was entitled to no severance compensation. The case was arbitrated in February 2000. A final decision of the arbitrator on April 20, 2000 awarded Mr. Vail, a total of $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with the Company. The Company plans to vigorously appeal that award. All costs associated with the decision were recorded as of March 31, 2000.

The Company was the defendant in a claim for damages by its former consultants, Transition Partners, Limited ("TPL"), filed in Boulder District Court in July 1999. The Company counterclaimed. As a result of directed mediation the claims were settled and the Company ultimately paid the consultants $175,000 in stock. The settlement resulted in an agreement whereby TPL would relinquish its anti-dilution rights to a five percent ownership in the Company subsequent to the February 15, 2000 settlement agreement.

(5) Lease Obligations

The Company leases various equipment and facilities under capital leases that expire through the year 2004 as noted in Note 7 to the Financial Statements in Form 10-KSB September 30, 1999.

(6) Preferred Stock Conversion

In the current quarter the holders of the remaining outstanding Series A, 6% Cumulative Convertible Redeemable Preferred Stock converted all remaining shares into common stock in accordance with the issue agreement. Accordingly, the Company issued 2,597,064 shares of its common stock in the exchange. In addition, the Company issued 181,131 shares of its common stock in payment of accrued dividends on the preferred stock in accordance with the terms of the agreement.

(7) Net Loss Per Common Share.

The Company applies Statement of Financial Accounting Standard ("SFAS") No. 128 issued by the Financial Accounting Standards Board. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, in order to disclose fully diluted earnings per share, when appropriate.

Calculation of basic and diluted earnings (loss) per share for the periods presented are displayed below. As the Company incurred net losses in the three-month period ending March 31, 2000 and in both six-month periods, none of its outstanding options or warrants were included in the computation of diluted earnings per share for these three periods as their effect would be anti-dilutive. The total of warrants and options outstanding at March 31, 2000 and March 31, 1999 were 8,065,880 and 6,941,201, respectively.


                                                 Six Months Ended                Three Months Ended
                                             March 2000      March 1999      March 2000      March 1999
--------------------------------------------------------------------------------------------------------
Basic Earnings (loss) per common share:
Numerator
  Net Income (loss)                         $ (1,452,515)   $   (327,159)   $ (1,186,793)   $     35,059
  Preferred stock dividends                      (18,002)        (24,482)         (9,152)        (12,241)

--------------------------------------------------------------------------------------------------------
Net Income (loss) attributable to
    common stockholders                     $ (1,470,517)   $   (351,641)   $ (1,195,945)   $     22,818
========================================================================================================
Denominator:
   Weighted average common
      shares outstanding                      14,484,849      11,694,988      15,544,840      11,932,481
========================================================================================================
Per share amounts:
  Income (loss) from
     continuing operations                  $      (0.10)   $      (0.03)   $      (0.08)   $       --
  Basic earnings (loss)                     $      (0.10)   $      (0.03)   $      (0.08)   $       --
========================================================================================================
Diluted earnings (loss) per common share:
  Numerator
 Income (loss) from
    continuing  operations                  $ (1,452,515)   $   (327,159)   $ (1,186,793)   $     35,059
Income (loss) attributable to
    common stockholders                     $ (1,470,517)   $   (351,641)   $ (1,195,945)   $     22,818
========================================================================================================
Denominator
   Weighted average common
      shares outstanding                      14,484,849     11,6 94,988      15,544,840      11,932,481
   Effect of dilutive  securities:
      Stock options                                 --              --              --         4,672,096
      Warrants                                      --              --              --         1,495,416
      Conversion of convertible
         preferred stock outstanding                --              --              --         1,903,226
  Weighted average of common
    Shares and assumed conver-
     sions outstanding                        14,484,849      11,694,988      15,544,840      20,003,219
========================================================================================================
Per share amounts:
  Net Income (loss) from
    continuing operations                   $      (0.10)   $      (0.03)   $      (0.08)   $       --
--------------------------------------------------------------------------------------------------------
  Net Income (loss) attributable to
    common stockholders                     $      (0.10)   $      (0.03)   $      (0.08)   $       --
========================================================================================================





                                       9

PART 1, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition:

Liquidity. Unrestricted cash decreased $167,583 to a total of $206,242 from $373,825 at September 30, 1999. The decrease was primarily due to the net operating loss for the six-month period and the liquidation of specific accrued expenses partially offset by the cash received in private offerings during the six month period.

Presently, the Company has negative working capital of approximately ($440,758) versus working capital of $251,802 at September 30, 1999. The primary reasons for this decrease were the reserves and losses on litigation of $584,892 and a restructuring of financing in which an asset based lending line replaced a multiple year term note resulting in a $198,866 reduction in long term debt with an offsetting $265,860 increase in short term debt.

The Company's current ratio of total current assets to current liabilities decreased to .82:1 from 1.15:1 a year ago and1.11:1 at September 30, 1999. The decrease results directly from the reserves and costs of litigation and settlements of $584,892 coupled with the Company's decision to expense acquisition related costs as they are incurred.

As a result of losses from operations and limited working capital, the Company's ability to timely meet payment due dates could be in question. Management's plan to continue the operation of the Company includes: raising funds through additional debt or equity instruments, of which there can be no assurance although the Company has completed two private offerings during the current six-month period; the negotiation of a credit facility for acquisition requirements; expected increased cash flows from new contracts awards; and constraining the cost of operations coupled with a contingency plan to generate further cost reductions and improve cash flows.

Capital Resources. During this six-month period the Company's operating subsidiary successfully negotiated and received a $1.2 million asset based line of credit to provide flexibility in managing cash flows. In addition the Company in this fiscal year completed a limited private offering to officers and directors of the Company during the current period. A total of $213,000 was generated from the offering. The Company also completed a private placement of common stock in fiscal year 2000 with two previous institutional investors that yielded $240,500.

In addition, because of its efforts to establish strong relations with investment banking entities, the Company believes, based upon its current business and acquisition strategies, it will be able to secure funding required for its acquisition program and increased operations.

The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.

Results of Operations:

First Half of Fiscal Year 2000

Revenue for the first half of FY 2000 amounted to $3,368,138 down somewhat from $3,965,879 in the prior year and was generated entirely by the Company's operating subsidiary whose primary activity is strategic and project level consulting and the implementation of geographic information systems. This revenue reflected a decrease of 15% from the first half of the prior fiscal year. Management attributes this temporary decrease to the effects of customers holding back work authorizations and orders due to concerns and distractions caused by Year 2000, or Y2K, problems. While new work through sales and bookings has recently begun to materialize, revenue generation has yet to begin and appear in the financial statements.

Consolidated costs and expenses totaled $3,991,192 a decrease of 9.5% from last year's $4,418,830 equating to 119% of current year revenue. Approximately $468,687 of this amount was related to parent company general and administrative (G&A) costs, a 38% reduction from the $759,463 G&A costs of the prior year period. Of the parent company amount, approximately $177,000 in FY 2000 represented goodwill amortization expense. The remainder of the costs and expenses were related to the subsidiary's GIS operations and reflects a significant decrease from the costs for the same period of the prior year. The decline in subsidiary G&A related costs resulted from management actions to control costs in response to the current level of revenue.

Interest expense decreased from the prior year by $116,941 as a result of the sale and liquidation of the related mortgage of the Company's Franktown, Colorado real property in the prior fiscal year coupled with a reduction in the debt level of the operating subsidiary.

The Company recognized $584,892 in costs for the awards to its former consultants for the resolution of a contractual dispute and vacating their equity anti-dilution rights, establishing a reserve for an award and associated costs of an arbitration with a former officer for a dispute related to his employment agreement and the legal fees associated with these proceedings. (See
Note 4 to the Financial Statements)

The Company has determined it will immediately expense acquisition related costs. The reasons are that the Company may not successfully complete all acquisitions attempted and, further, it is also possible the Company may not be the ultimate acquiror in a merger or acquisition transaction. Accordingly, $104,453 of acquisition related costs are reported under other income and expenses. At the appropriate time subsequent to executing a definitive agreement, expenses related to a particular acquisition will be appropriately capitalized.

Second Quarter of Fiscal Year 2000

Revenue for the second quarter of FY 2000 reached $1,561,989 and resulted entirely from the Company's operating subsidiary, PlanGraphics, Inc., geographic information systems activities. This level of current quarter revenue reflects a decrease of 18% from the same period of the prior year. Management believes that revenue generation was constrained by customer concerns and distractions caused by Year 2000 problems causing them to hold pending orders in abeyance until the new calendar year began. Revenue generation has not yet occurred from the newly awarded contracts subsequent to the passing of Y2K.

The Company's total costs and expenses amounted to $1,976,481 or 127% of revenue, an increase of 15% of revenue from the prior year. On the other hand, total costs and expenses were reduced by $155,920 from the prior year total, a result of overhead reduction at the parent company level.

The operating loss increased by $192,902 to $414,492 from last fiscal year's second quarter total of $221,590. Management attributes the loss primarily to a decrease of $348,822 in revenues during the current period compared to the same period of the prior year partially offset by decreases in total costs and expenses.

Interest expense decreased from that of the prior year by $58,683 as a result of reduced amounts of interest bearing notes as compared to the prior year period.

Other income increased $16,024 over the prior year total as a result of ancillary revenue generation at the subsidiary.

As a result of litigation the Company recognized $584,892 in costs and expenses for the awards to its former consultants for a contractual dispute and to a former officer for a dispute related to his employment agreement. (See Note 4 to the Financial Statements)

As noted above, the Company has begun to expense acquisition related costs as incurred and $104,453 of acquisition expenses were reported in the current quarter.

Contract Backlog

The Company has a current backlog of GIS contracts and work assignments amounting to approximately $5 million. The year prior there was $6.5 million of uncompleted work in the backlog at March 31, 1999.

Year 2000 Compliance

Through the filing of this report, the Company has not experienced any material problems resulting from the Year 2000 issue, nor has it experienced any problems from its suppliers or customers related to the Year 2000 issue. The Company believes that as a result of the completed software and hardware reviews undertaken, the Year 2000 issue has been successfully avoided.

Deferred Tax Valuation Allowance -- FY 2000

The Company has net operating loss carryforwards of approximately $9.9 million (See Note 3 to the Consolidated Financial Statements). The Company has established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded, as the Company's management has not been able to determine that it is more likely than not that the deferred tax assets of the Company will be realized.


PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 to the financial statements.

ITEM 2. CHANGES IN SECURITIES

During the current period the Company sold 806,452 shares of the Company's common stock in a private offering that raised $240,500. The offering was for 806,452 shares of common stock and five-year warrants to purchase 806,452 shares of common stock at $0.65 per share. The resulting shares from the offering have not been registered with the Securities and Exchange Commission and the resulting shares of stock are subject to the restrictions in Rule 144.

During the current quarter, holders of convertible preferred stock submitted 590 shares of Series A 6% Convertible Redeemable Preferred Stock for conversion into common stock. The Company issued 2,597,064 shares of its common stock in exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

Exhibits filed since the beginning of the current quarter:

Exhibit 4.12 Form of Warrant issued pursuant to private offering of March 17, 2000 and filed on page 14 of this report.

Reports on Form 8-K filed since the beginning of the current quarter:

Form 8-K, dated February 15, 2000 reporting the resolution of its contractual dispute with former consultants, Transition Partners, Ltd.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Integrated Spatial Information Solutions, Inc.

Dated: May 15, 2000



                                  /S/ Fred Beisser
                                  ----------------
                                  Frederick G. Beisser
                                  Vice President-Finance & Administration,
                                  Secretary & Treasurer and Principal Financial Accounting Officer