Form 10QSB
period 2000-06-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2000-08-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

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


                         1597 Cole Boulevard, Suite 300B
                                Golden CO, 80401
                         -------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (303) 274-8708
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

         18,586,544 Common Shares were outstanding as of June 30, 2000.


                                           Number of pages in this report is 13.

                                Table of Contents






Part I, Financial Section

         Condensed and Consolidated Balance Sheet                         3-4

         Condensed and Consolidated Statement of Operations               5

         Condensed and Consolidated Statements of Cash Flow               6

         Notes to Consolidated Financial Statements                       7-9

         Management's Discussion and Analysis                             9-11

Part II Other Information                                                12

Signature                                                                13

Part 1
Financial Statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets


                                                       June 30      September 30
                                                         2000           1999
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------

Assets:

Current:
   Cash and cash equivalents                         $   144,957    $   373,825
   Accounts receivable, net of allowance               1,251,508      1,923,412
   Restricted cash                                          --           25,000
   Prepaid expenses and other                             84,316        122,500
                                                     -----------    -----------
Total current assets                                   1,480,781      2,444,737
                                                     -----------    -----------

Property and Equipment:

   Land and building under capital
         lease - related party                         1,866,667      1,866,667
   Equipment and furniture                               691,753        574,292
   Leased assets                                         255,602        255,600
                                                     -----------    -----------
                                                       2,814,022      2,696,559
Accumulated depreciation and amortization             (1,002,628)      (735,728)
                                                     -----------    -----------
Net property and equipment                             1,811,394      1,960,831
                                                     -----------    -----------

Other Assets:

Goodwill, net of accumulated amortization              4,403,249      4,676,192
Other                                                     81,995         74,844
                                                     -----------    -----------

Total other assets                                     4,485,244      4,751,036
                                                     -----------    -----------

                                                     $ 7,777,419    $ 9,156,604
                                                     -----------    -----------


See accompanying notes to condensed and consolidated financial statements



             Integrated Spatial Information Solutions, Inc., and Subsidiary
                        Condensed and Consolidated Balance Sheets


                                                              June 30        September 30
                                                                2000             1999
                                                             (Unaudited)      (Audited)
                                                             ------------    ------------
Liabilities and Stockholders' Equity:

Current:
Notes payable - Current                                      $    523,863    $    222,584
Obligations under capital
         leases - related party - current                          87,281         144,868
Checks written against future deposits                             79,800            --
Accounts payable                                                  780,850         480,024
Accrued expenses                                                  508,418         593,448
Deferred revenue                                                  181,271         108,588
Accrued payroll costs and vacation                                337,295         643,423
                                                             ------------    ------------
Total current liabilities                                       2,498,778       2,192,935
                                                             ------------    ------------

Long-term Liabilities:
Notes payable, less current maturities                               --           200,496
Obligations under capital leases - related party                1,735,821       1,815,594
                                                             ------------    ------------
Total long-term liabilities                                     1,735,821       2,016,090
                                                             ------------    ------------
Total liabilities                                               4,234,599       4,209,025
                                                             ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized, 0 and 590
  shares issued and outstanding  at June 30, 2000 and
   September 30, 1999, respectively                                  --                 1
Common stock, no par value, 2,000,000,000
  shares authorized, 18,586,544 and 13,482,487 shares
  issued and outstanding at June 30, 2000 and
   September 30, 1999, respectively                            13,607,179      13,065,330
Common stock to be issued                                          64,500          31,500
Additional paid-in capital                                      3,977,050       3,737,594
Accumulated deficit                                           (14,105,909)    (11,886,846)
                                                             ------------    ------------
Total stockholders' equity                                      3,542,820       4,947,579
                                                             ------------    ------------
                                                             $  7,777,419    $  9,156,604
                                                             ------------    ------------


See accompanying notes to condensed and consolidated financial statements




                                           4

                     Integrated Spatial Information Solutions, Inc., and Subsidiary
                           Condensed and Consolidated Statements of Operations
                                               (Unaudited)


                                                     Nine months ended              Three months ended
                                                         June 30,                        June 30,
                                               ----------------------------    ----------------------------
                                                   2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------
Revenues                                       $  4,515,147    $  6,216,323    $  1,147,009    $  2,250,444

Cost and expenses
    Salaries and employee benefits                3,335,441       3,791,035       1,093,404       1,232,351
    Direct contract costs                           850,162       1,086,308         156,741         456,041
    Other operating costs                         1,564,631       1,878,304         508,897         648,425
     Acquisition Expense                            163,961            --            59,508            --
                                               ------------    ------------    ------------    ------------

Total costs and expenses                          5,914,195       6,755,647       1,818,550       2,336,817
                                               ------------    ------------    ------------    ------------

Operating loss                                   (1,399,048)       (539,324)       (671,541)        (86,373)
                                               ------------    ------------    ------------    ------------

Other income (expense):
    Interest expense                               (249,743)       (359,120)        (76,900)        (69,336)
    Other income                                     34,248             246           4,436          (1,018)
    Gain on sale of assets                            2,915         173,905            --           173,905
    Gain (loss) on litigation                      (589,432)        414,312          (4,540)           --
                                               ------------    ------------    ------------    ------------
Total other income (expense)                       (802,012)        229,343         (77,004)        103,551


Net income (loss)                                (2,201,060)       (309,981)       (748,545)         17,178
                                               ------------    ------------    ------------    ------------

Preferred stock dividends                           (18,002)        (36,723)           --           (12,241)
                                               ------------    ------------    ------------    ------------


Net income (loss) attributable to common
stockholders                                   $ (2,219,062)   $   (346,704)   $   (748,545)   $      4,937
                                               ------------    ------------    ------------    ------------

Basic and diluted income (loss) per common
share:
Income (loss) attributable to common
stockholders                                   $       (.14)   $       (.03)   $       (.04)   $       --
                                               ------------    ------------    ------------    ------------

Weighted average number of shares of common
stock outstanding       Basic                    15,846,301      11,786,734      18,579,375      11,970,226
                                               ------------    ------------    ------------    ------------
                        Diluted                  15,846,301      11,786,734      18,579,375      20,553,452


See accompanying notes to condensed and consolidated financial statements

                                                    5

           Integrated Spatial Information Solutions, Inc., and Subsidiary
                 Condensed and Consolidated Statements of Cash Flow
                                     (Unaudited)


Nine Months Ended June 30,                                   2000           1999
-----------------------------------------------------------------------------------
Operating Activities:
Net loss                                                 $(2,201,060)   $  (309,981)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                           542,757        596,123
     Stock options and warrants issued for
       services performed                                    156,050         45,211
     Stock issued in litigation settlement                   175,000           --
     Gain on litigation                                         --         (414,312)
     Gain on sale of assets                                   (2,915)      (173,905)
Changes in operating assets:
     Accounts receivable                                     671,904        660,795
     Accrued settlement liability                               --          (64,685)
     Other assets                                             31,033         55,024
     Accounts payable                                        300,826        (20,513)
     Accrued expenses                                       (296,414)       (94,818)
     Deferred revenue                                         72,641        (58,674)
                                                         -----------    -----------

Net cash provided by (used in) operating activities         (550,136)       220,265
                                                         -----------    -----------

Investing Activities:
   Purchase of equipment                                    (117,461)       (93,496)
   Receipt from sale of assets                                  --        1,254,000
   Restricted cash                                            25,000           --
                                                         -----------    -----------
Net cash provided by (used in) investing activities          (92,461)     1,151,504
                                                         -----------    -----------

Financing Activities:
   Increase (decrease) in checks written against
     future deposits                                          79,800       (207,650)
   Proceeds from borrowing                                 3,951,244         60,000
   Payments of debt                                       (3,987,822)      (959,144)
   Dividends on preferred stock                                 --          (36,723)
   Issuance of common stock, net                             432,610           --
   Payments on stock repurchase liability                    (62,103)          --
                                                         -----------    -----------
Net cash provided by (used in) financing activities          413,729     (1,143,517)
                                                         -----------    -----------
Net change in cash                                          (228,868)       228,252

Cash and cash equivalents, beginning of period               373,825         55,045
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $   144,957    $   283,297
                                                         -----------    -----------


See accompanying notes to condensed and consolidated financial statements

                                         6

                 Integrated Spatial Information Solutions, Inc.
                                and Subsidiaries

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed and consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2000, the consolidated results of its operations for the three-month and nine-month periods ended June, 2000 and 1999 and the statements of cash flows for the nine-month periods then ended.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not necessarily indicative of annual results.

(2) Management's Plan for Continuing Operations

The Company has experienced losses from operations and presently has very limited working capital. As a result, the Company's ability to timely meet payment due dates could be in question. Management's plan to continue the operation of the Company includes: raising funds through additional debt or equity instruments, of which there can be no assurance although the Company has completed two private offerings during the current nine-month period; the negotiation of a credit facility for pending acquisition related requirements; expected increased cash flows from new contract awards that have been recently received and additional contracts to be received; and further constraining the cost of operations coupled with a contingency plan to generate further cost reductions and thereby improve cash flows.

At the present time, management is aggressively pursuing two sources of additional funding although there can be no assurance that such funding will be secured by the Company.

(3) Accounts Receivable

Accounts receivable contain amounts computed under the percentage of completion method as described in the Form 10-KSB for September 30, 1999.

(4) Provision for Income Taxes

At the beginning of the fiscal year the Company had net operating loss carryforwards of $8.4 million with expirations through 2019. At June 30, 2000, the amount of the net operating loss carryforward balance is estimated at $10.7 million. The Company expects to incur a minimal amount of alternative minimum tax for the fiscal year. Since the Company is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, it records a valuation allowance equal to 100% of the excess deferred tax assets over deferred tax liabilities.

(5) Litigation

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

As previously reported in "Disputes with Former Executives" in our Form 10-KSB for September 30, 1999, the Company was the respondent in an arbitration claim by its former chief financial officer, Mr. Robert S. Vail, who claimed that he was constructively discharged and sought severance compensation equal to three year's compensation as allegedly provided for in his employment agreement. The Company asserted that Mr. Vail resigned and was not constructively discharged; therefore he was entitled to no severance compensation. The case was arbitrated in February 2000. A final decision of the arbitrator on April 20, 2000 awarded Mr. Vail, a total of $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with the Company. On July 18, 2000 the Company filed an appeal of that award in State Circuit Court for Duval County, Florida. All costs associated with the arbitration award were expensed as of June 30, 2000.

The Company was the defendant in a claim for damages by its former consultants, Transition Partners, Limited ("TPL"), filed in Boulder District Court in July 1999. The Company counterclaimed. As a result of directed mediation the claims were settled and the Company ultimately paid the consultants $175,000 in the form of 478,677 shares of common stock. The settlement resulted in an agreement whereby TPL would relinquish its anti-dilution rights to a five percent ownership in the Company for all future periods subsequent to the February 15, 2000 settlement agreement.

(6) Lease Obligations

The Company leases various equipment and facilities under capital leases that expire through the year 2004 as noted in Note 7 to the Financial Statements in Form 10-KSB September 30, 1999.

(7) Preferred Stock Conversion

On March 9, 2000 in the second fiscal quarter, the holders of the remaining outstanding Series A, 6% Cumulative Convertible Redeemable Preferred Stock converted all remaining shares into common stock in accordance with the issue agreement. Accordingly, the Company issued 2,597,064 shares of its common stock in the exchange. In addition, the Company issued 181,131 shares of its common stock in payment of accrued dividends on the preferred stock in accordance with the terms of the agreement.

(8) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The Company does not expect the adoption to have a material effect on the Company's consolidated financial statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has de minimis web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending September 30, 2001.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

(9) Net Loss Per Common Share

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

Calculation of basic and diluted earnings (loss) per share for the periods presented are displayed below. As the Company incurred net losses in the three-month period ending June 30, 2000 and in both nine-month periods, none of its outstanding options or warrants were included in the computation of diluted earnings per share for these three periods as their effect would be anti-dilutive. The total of warrants and options outstanding at June 30, 2000 and June 30, 1999 were 6,778,477 and 6,941,201, respectively.

                                                  Nine Months Ended              Three Months Ended
                                              June 2000       June 1999       June 2000      June 1999
                                            ------------    ------------    ------------    ------------
Basic Earnings  (loss)
 per common share:
Numerator:
  Net income (loss)                         $ (2,201,060)   $   (309,981)   $   (748,545)   $     17,178
 Preferred stock dividends                       (18,002)        (36,723)           --           (12,241)
                                            ------------    ------------    ------------    ------------
Net income (loss) attributable to
    common stockholders                     $ (2,219,062)   $   (346,704)   $   (748,545)   $      4,937
                                            ============    ============    ============    ============
Denominator:
   Weighted average common
      shares outstanding                      15,846,301      11,786,734      18,735,466      11,970,226
                                            ============    ============    ============    ============
Per share amounts:
Basic earnings (loss)                       $      (0.14)   $      (0.03)   $      (0.04)   $       --
                                            ============    ============    ============    ============
Diluted earnings (loss) per common share:
  Numerator:
Net income (loss) attributable to
    common stockholders                     $ (2,219,062)   $   (346,704)   $   (748,545)   $      4,937
                                            ============    ============    ============    ============
Denominator:
   Weighted average common
      shares outstanding                      15,846,301      11,786,734      18,579,375      11,970,226
   Effect of dilutive securities:
      Stock options                                 --              --              --         4,397,930
      Warrants                                      --              --              --         1,493,039
      Conversion of convertible
         preferred stock outstanding                --              --              --         2,672,257
  Weighted average of common
    shares and assumed conver-
     sions outstanding                        15,846,301      11,786,734      18,735,466      20,553,452
                                            ============    ============    ============    ============
Per share amounts:
  Net income (loss) attributable to
    common stockholders                     $      (0.14)   $      (0.03)   $      (0.04)   $       --
                                            ============    ============    ============    ============

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

Acquisition Plan
----------------

The Company believes that Information Technology (IT) is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and thereby creating additional markets. The Company believes the potential gross profit margins in information technology are much higher than presently experienced. IT encompasses the Company's present Geographic Information Systems (GIS) focus and the Company is working to grow the spatial data management and integration solutions of its GIS business base thus augmenting growth expected to be achieved through acquisitions. The Company plans to grow both internally and through acquisitions of targeted IT entities. In order to do this, the Company has taken specific steps to position itself for additional acquisitions by reorganizing its corporate governance and management structure and by the retention of third party advisors and investment bankers.

Financial Condition:
--------------------

Liquidity. Unrestricted cash decreased $228,868 to a total of $144,957 from $373,825 at September 30, 1999. The decrease was primarily due to the net operating loss for the nine-month period and the liquidation of specific accrued expenses partially offset by the cash received in private offerings during the nine month period.

Presently, the Company has negative working capital of approximately ($1,0017,997) versus working capital of $251,802 at September 30, 1999. The primary reasons for this decrease were the reserves and losses on litigation of $589,432 and a restructuring of financing in which an asset based lending line replaced a multiple year term note resulting in a $198,866 reduction in long term debt with an offsetting $322,046 increase in short term debt during the nine-month period.

The Company's current ratio of total current assets to current liabilities decreased to .59:1 from 1.11:1 at September 30, 1999. The decrease results mostly from the reserves and costs of litigation and settlements of $589,432 coupled with acquisition related costs of $163,961 year to date. A portion of the reserves in accrued expense represents the initial arbitration award of $330,000 to the Company's former CFO; the Company filed an appeal of this award with no court date as yet. Therefore, there is no cash payment requirement until the appeal is decided in the next several months at which time there may or may not be a payment required (See also Note 5, Litigation, above).

As a result of losses from operations and limited working capital, the Company's ability to timely meet payment due dates could be in question. Management's plan to continue the operation of the Company includes: raising funds through additional debt or equity instruments, of which there can be no assurance although the Company has completed two private offerings during the current nine-month period; the negotiation of a credit facility for acquisition requirements; expected increased cash flows from new contracts awards; and constraining the cost of operations coupled with a contingency plan to generate further cost reductions and improve cash flows.

Capital Resources. During this nine-month period the Company's operating subsidiary successfully negotiated and received a $1.2 million asset based line of credit to provide flexibility in managing cash flows. In addition the Company in this fiscal year completed a limited private offering to officers and directors of the Company during the current period. A total of $213,000 was generated from the offering of 852,000 shares of common stock. The Company also completed a private placement of 806,452 shares of common stock with two previous institutional investors that yielded $240,500.

In addition, because of its efforts to establish strong relations with investment banking entities, the Company believes, based upon its current business and acquisition strategies, it will be able to secure required funding for its acquisition plan and to expand operations.

The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured (See also Note 2 to the Financial Statements).

Results of Operations:
----------------------

Nine-months of Fiscal Year (FY) 2000

Revenue for this period of FY 2000 amounted to $4,515,147 a decrease from $6,216,323 in the prior year period and was generated entirely by the Company's operating subsidiary whose primary activity is strategic and project level consulting and the implementation of geographic information systems. This revenue reflected a decrease of 27% from the same period of the prior fiscal year. Management attributes this decrease to the effects of customers temporarily holding back work authorizations and new orders due to concerns and distractions caused by Year 2000, or Y2K, problems. While new work through sales and bookings has recently begun to materialize, revenue generation has not yet appeared in the financial statements but is expected to have a positive affect on the fourth fiscal quarter.

Consolidated costs and expenses totaled $5,914,195 a decrease of 12% from last year's $6,755,647 total, a decrease of $841,452. Approximately $710,853 of the costs and expenses was related to parent company general and administrative (G&A) costs, a 12% reduction from the $810,000 G&A costs of the prior year period. Of the parent company amount, approximately $263,088 in FY 2000 represented goodwill amortization expense. The remainder of the costs and expenses were related to the subsidiary's GIS operations and reflects a significant decrease from the costs for the same period of the prior year. The decline in subsidiary G&A related costs resulted from management actions to control costs in response to the current decreased level of revenue.

The Company has $163,961 of acquisition related costs reported under costs and expenses. At the appropriate time subsequent to executing a definitive agreement, expenses related to a particular acquisition will be appropriately capitalized.

Interest expense decreased from the prior year by $109,377 as a result of the sale and liquidation of the related mortgage of the Company's Franktown, Colorado real property in the prior fiscal year coupled with a reduction in the debt level of the operating subsidiary.

The Company recognized $589,432 in costs for the awards to its former consultants for the resolution of a contractual dispute and vacating their equity anti-dilution rights, establishing a reserve for an award and associated costs of an arbitration with a former officer for a dispute related to his employment agreement and the legal fees associated with these proceedings. (See
Note 5 to the Financial Statements)

Third Quarter of Fiscal Year 2000

Revenue for the third quarter of FY 2000 was $1,147,009 and resulted entirely from the Company's operating subsidiary, PlanGraphics, Inc., geographic information systems activities. This level of current quarter revenue reflects a decrease of 49% from the same period of the prior year. Management believes that revenue generation was constrained by customer concerns and distractions caused by Year 2000 problems causing them to hold pending orders in abeyance until the new calendar year began. Accordingly, revenue generation has not yet occurred from the newly awarded contracts subsequent to the passing of Y2K and is expected to positively affect the Company's fourth fiscal quarter.

The Company's total costs and expenses amounted to $1,818,550 and reflects a decrease of $518,267, or 22%, from the prior year total. Reductions of $138,947 in salaries and benefits, $299,300 in direct contract costs and $139,528 in other operating costs were offset slightly by $59,508 of acquisition expenses reported in the current quarter.

The operating loss was $671,541. Management attributes the loss primarily to a decrease of $1,103,435 in revenues during the current period compared to the same period of the prior year partially offset by decreases in total costs and expenses.

Interest expense decreased from that of the prior year by $7,564 as a result of reduced amounts of interest bearing notes as compared to the prior year period.

Other income increased $3,418 over the prior year total as a result of ancillary revenue generation at the subsidiary.

Contract Backlog

The Company through its subsidiary was awarded $3.4 million in new contracts and assignments during this third fiscal quarter. As of this report it has a current backlog of GIS contracts and work assignments amounting to approximately $7.1 million, an increase of 16% from the prior year quarter when there was $6.1 million of uncompleted work in the backlog.

Deferred Tax Valuation Allowance -- FY 2000

The Company has net operating loss carryforwards of approximately $10.7 million (See Note 4 to the Condened and Consolidated Financial Statements). The Company has established a 100 % valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded, as the Company's management has not been able to determine that it is more likely than not that the deferred tax assets of the Company will be realized.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 5 to the financial statements.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

Exhibits filed since the beginning of the current quarter:

None.

Reports on Form 8-K filed since the beginning of the current quarter:

None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Integrated Spatial Information Solutions, Inc.

Dated: August 14, 2000

                                  /S/ Fred Beisser
                                  ----------------
                                  Frederick G. Beisser
                                  Vice President-Finance & Administration,
                                  Secretary & Treasurer and Principal Financial Accounting Officer