Form 10KSB40
period 2000-09-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2001-02-20
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from          to
                               --------    ---------

Commission file number 0-14273

                 Integrated Spatial Information Solutions, Inc.
                          -----------------------------
                         (Name of small business issuer)

 Colorado                                                           84-0868815
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

19039 East Plaza Drive, Suite 245, Parker CO                             80134
 --------------------------------------                                --------
(Address of principal executive offices)                              (Zip code)

Issuer's telephone number (720) 851-0716
Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $6,048,570.

As of January 31, 2001, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the average of closing bid and asked prices of the Common Stock as reported on the OTC Bulletin Board, was approximately $2,747,325.


As of January 31, 2001, the issuer had outstanding 19,382,955 shares of Common Stock.

Transitional Small Business Disclosure Format:  Yes [   ] ; No [ X ]



Exhibit index begins on page 24     Total number of pages in this report is 82.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements include, but are not limited to, statements in this Form 10-KSB regarding:

o    our ability to compete effectively;
o    the strength of our technical expertise and customer service;
o    our acquisition strategy;
o    the potential fluctuation of the market price of our stock;
o    our ability to raise funds through equity and debt financing;
o    estimates regarding our financing needs;
o    the evolving market for global information systems;
o    the potential gross profit margin in information technology;
o    our capacity to meet our immediate cash and liquidity needs; and
o    the impact of recent accounting pronouncements.

     Although we believe that the expectations that we expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o    we may lose customers or fail to grow our customer base;
o we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through future acquisitions;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology; o we may issue a substantial number of shares of our common stock upon exercise of options and warrants, thereby causing dilution in the value of your investment;
o    we may fail to settle outstanding litigation; and
o    we may not be able to obtain needed financing.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-KSB under the caption "Item
1. Business - Risk Factors" beginning on page 7, our other Securities and Exchange Commission filings, and our press releases.

                                TABLE OF CONTENTS

Cautionary Note About Forward-Looking Statements...................           2


                                     PART I

Item 1.  Description of Business...................................           4

                  Risk Factors.....................................           7

Item 2.  Description of Properties.................................          10

Item 3.  Legal Matters.............................................          10

Item 4.  Submission of Matters to a Vote of Security Holders.......          11


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................          11

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation........................          12

Item 7.  Financial Statements .....................................          17

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.......................          17


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(A) of the Exchange
        Act of the Registrant......................................          18

Item 10. Executive Compensation....................................          19

Item 11. Security Ownership of Certain Beneficial Owners and
         Management................................................          22

Item 12. Certain Relationships and Related Transactions............          23


                                     PART IV

Item 13. Exhibits, Financial Statement, and Reports on Form 8-K....          24

Signatures.........................................................          27

Financial Statements...............................................          F-1

Exhibits...........................................................          E-1

                                     PART I


Item 1 - DESCRIPTION OF BUSINESS

(a) Business Development.

Integrated Spatial Information Solutions, Inc. was incorporated as DCX, Inc., a Colorado corporation, on December 8, 1981. At that time we operated in the custom design and contract manufacture of aircraft related electronic interconnect assemblies, principally under contracts for Department of Defense acquisition programs or for military aircraft maintenance support.

On September 22, 1997 we acquired all the outstanding shares of PlanGraphics, Inc. a professional service information technology company that specializes in the design and implementation of spatial data management systems commonly referred to as geographic information systems or "GIS." PlanGraphics, incorporated in 1979, is a Maryland Corporation with headquarters in Frankfort, Kentucky.

On October 8, 1997 we sold our defense electronics manufacturing assets, with an effective date of September 30, 1997. On June 29, 1998, we changed our name to Integrated Spatial Information Solutions, Inc. For the fiscal year in this report our principal business is carried out through our wholly owned subsidiary, PlanGraphics, Inc. PlanGraphics provides business-based solutions to the information management needs of federal, state and local governments, public and investor owned utilities, and commercial enterprises where locational or "spatial" information is mission critical. PlanGraphics services clients through the definition, design, implementation and operation of e-services and other technology solutions.

The use of pronouns "we," "us," and "our" refer to the company and its subsidiary, PlanGraphics, Inc., collectively. We may refer to the investor or investors in our company as "you" or "your" in this report.

(b) Business of Issuer

Mission

Our mission is to become a leading information technology ("IT") professional service company specializing in the design, implementation and integration of information management solutions including data warehouses and secure networks that leverage the spatial information assets of our clients through Internet-enabled applications and delivery systems.

We provide a full range of system and data integration services to help our clients plan, implement, operate, and maintain effective IT solutions, particularly those that leverage spatial information assets.

Our services cover all stages of the project life-cycle, beginning with assessment of client needs and proceeding through the progression of steps leading to full-scale operation of systems and applications that work not just in isolation but in concert with other enterprise technologies.

Primary operations.

We are fully integrated GIS implementers providing our clients with business-based total information technology solutions. Our services are presently in the following areas:

o Designing and building e-services solutions, with customer input, providing information technology infrastructure and internal business processes to transform customer operations into digital business environments that integrate data from various isolated sources into an enterprise based capability so that internal decision makers, business partners, suppliers, customers and constituents can access certain information and applications on a real-time basis.

o Combining the use of existing and emerging internet/intranet and e-services technologies with our business-based expertise in local government and utility sectors, we help our customers increase revenues, control or reduce costs, enhance customer services, increase service reliability, boost resource management and further capitalize on their available information assets.

Advisory services including strategic planning, feasibility studies, implementation planning and technology evaluation.

o Implementation services including the procurement, installation, training, operation and development of data management and GIS applications for clients.

o Data integration services including quality control, custom database construction, data warehousing, database maintenance, and data dissemination to facilitate the use of GIS data by technical and other users with a need for resulting information.

Daratech, located in Massachusetts, estimates that the domestic GIS market presently exceeds $2 billion and that the worldwide market exceeds $6 billion. These numbers are exclusive of the demand for government and commercial enterprises to provide higher levels of web access and capability for their information assets - a large portion of which have locational or spatial components. Spatial and data management applications and services have become information technology decision making tools for utilities, local and state government agencies, and land and resource management organizations in a wide range of applications, including land management, mineral exploration, crop management and forecasting, environmental remediation, military planning and surveillance, infrastructure development and construction, and business market analysis.

We differentiate ourselves from other IT service companies through a focus on the spatial data management and integration needs of our customers. We do so by defining the business requirements of our clients and designing and implementing information management solutions that, in part, leverage the clients information assets and the locational or spatial content of that information and develop business solutions that build upon the client's technology infrastructure and Internet enabled applications and delivery systems.

Our capabilities in the design and implementation of geographic information systems ("GIS") combine computer-based interactive map displays with database management software for the management, analysis and visualization of spatial and other data. This information and the resultant graphics displays can be accessed through traditional and Internet based applications, adding to the internet and intranet e-services tools enabling our customer's organizations to improve operating efficiencies, reduce costs and increase profitability. Spatial technology in the form of GIS is being adopted for an increasing range of commercial applications as information technology costs decline and the value of the spatial component of information is realized.

The Information Services Market.

The above applications and services are part of a much broader market, information systems ("IS") and the IS consulting market. This market, according to IDC, located in Massachusetts, is expected to double in the next five years from its present $150 billion to $300 billion. With the anticipated growth in this market, we have determined we will expand the services we offer to meet the growing information and systems integration needs of public and private enterprises by leveraging our e-services capabilities and specialization in spatial information systems.

We believe that the information services and technology markets are undergoing structural changes with an increasing frequency of outsourcing of many technological and operational functions. These changes create demand for high quality technology advisory services, project design and management and professional services. We also believe that there is a market opportunity to consolidate information services and technology companies thereby transforming us into a full service IT services company with a specialized capability that is proactive in spatial information systems. We further intend to exploit these markets and to grow revenue by acquiring companies with capabilities complementing and enhancing our current services offered to potential clients.

Our Sales and Marketing Concept

Our operating subsidiary conducts its business development using a Principal Selling model. In doing so it draws on its President and Practice Managers who manage business units and have sales responsibility. Each of the Practice Managers is supported by a number of Executive Consultants who have both business development and executive level service delivery responsibilities. We also develop additional business and follow-on assignments through our Project Managers. In addition, we maintain business alliances with, among others, Oracle and ESRI. Our subsidiary is an authorized reseller of IKONOS high-resolution satellite imagery pursuant to an agreement with Space Imaging, Thornton, CO.

Our customer service philosophy is to understand our customers' needs so well that we deliver a very high level of value-added services and after-sales support. We believe that highly differentiated customer service and technical support is a key competitive asset. Because both GIS and the Internet are evolving and complex, customers require significant technical support. Consequently, we have developed a comprehensive strategy to attain maximum customer satisfaction. This strategy consists of the following elements:

o maintaining a sufficient number of qualified service and technical support personnel through proactive recruitment, retention, and training programs;
o utilizing our extranet to provide real-time, interactive customer information and service;
o developing an online billing system enabling account customization and analysis for project managers; and
o improving our service delivery standards and guarantees through the maintenance and enhancement of proprietary methodologies.

We continually monitor our customer service strategy through customer satisfaction surveys, frequent contact with the Executive Consultants and oversight by Practice Managers and our senior management.

Competition in our Markets

The spatial information management and technology market includes GIS and is divided into two broad categories: the government sector, which includes agencies at all levels and is presently the larger of the two categories; and the commercial sector.

The markets in which we operate are highly competitive and can be significantly influenced by marketing and pricing decisions of competitors that have substantially greater resources. We believe that competition will intensify in the future. Our ability to compete successfully depends on a number of factors including:

o    our market presence and geographic coverage;
o    our reputation for reliability, service and effective customer support;
o our breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness; and
o our ability to react to changes in the market and industry and economic trends.

We believe we compete effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness. However, there can be no assurance that we will be able to compete successfully in the future on these terms.

Proprietary Rights

Although we believe that our success is more a function of our technical expertise and customer service than our proprietary rights, our success and ability to compete depends in part upon our methodologies, prior work and technology. We rely on a combination of copyright, trademark and trade secret laws, and contractual restrictions to establish and protect our methodologies, prior work and technology. It is our policy to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances. We cannot provide any assurances that the steps we have taken will be adequate to prevent misappropriation of our methodologies, prior work or technology or that our competitors will not independently develop technologies that are substantially equivalent or superior.

In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Any misappropriation of our intellectual property could have an adverse effect on our business and results of operations. Further, regardless of the degree of caution we exercise, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products. Such an assertion could require us to enter into royalty arrangements or defend our proprietary rights.

Concentration of Revenues

Historically we have had some concentration of revenue (and associated accounts receivable balances) in certain customers. During the FY 2000 approximately 19.7 percent of our sales were concentrated in one customer as compared to fiscal year 1999 when 12.7 percent of our sales were concentrated in the same customer. In addition, at September 30, 2000, another customer accounted for 18.9 percent of accounts receivable. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. Although we attempt to keep a diverse range in clients and projects (type, size and services required), the loss of a key customer could have an adverse impact on near term revenue.

International Operations

We have always conducted business in the international arena. In FY 2000 the international assignments were primarily in The People's Republic of China. We limit our exposure to changes in the international economic climate by denominating our contracts in United States currency, by concentrating on overseas projects funded by the World Bank and by forming business alliances and partnerships with local firms who are knowledgeable of the business culture in the country.

Compliance with Environmental Laws

We have incurred only de minimis costs in complying with environmental laws.

Research and Development Costs

No research and development costs were incurred.

Employees

Presently we employ a total of 56 full time employees and 21 part-time employees.

                                  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks, together with the other information contained in this Annual Report, before you decide to purchase our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. This could cause the market price of our common stock to decline, and you could lose all or part of the money you paid to purchase our common stock.


Going Concern Issues.

In connection with their audit report on our Consolidated Financial Statements as of and for the year ended September 30, 2000, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow. We recommend you review the Going Concern discussion at the beginning of Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 12.

We have continued to incur net losses since becoming an information services company. We began offering information services in the GIS industry when we acquired PlanGraphics, Inc. in September 1997. We had incurred net operating losses prior to that time and have continued to incur losses each year since then. We incurred net losses for the years ended September 30, 1997, 1998, 1999 and 2000 of $2.55 million, $3.00 million, $1.05 million and $2.57 million, respectively. Approximately $850,000 of the FY 2000 loss is associated with one-time non-recurring costs. As of September 30, 2000 we have an accumulated deficit of $14.4 million. It is possible that we may never be profitable.

If we are unable to raise funds to finance our business plan, we may not be able to maintain our current level of operations or to pursue growth opportunities. We intend to expand through acquisitions or make other capital investments as dictated by customer demand and strategic considerations. To accomplish our business plan we need to spend significant amounts of cash to:

o    fund growth, prior operating losses, and increased expenses;

o    implement our acquisition strategy;

o    respond to unanticipated developments or competitive pressures, and

o take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets.

We will require additional funds through equity, debt, or other external financing in order to fund our current operations and to achieve our business plan. We cannot assure that any additional capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business could be materially and adversely affected.

We may violate financial covenants. It is possible that our presently constrained liquidity, negative cash flows and recurring losses may cause us to violate financial covenants associated with our subsidiary's line of credit. Were this to happen, our line of credit might be reduced or withdrawn or part or all of our accounts receivable collateral base or the standby letter of credit we have arranged for could be called upon by the lending institution. If that were to happen, the balance, if any, of our collateral base of our accounts receivable assets would be transferred to a related party and should that collateral be insufficient to cover the resultant debt, the related party may take action to assume ownership of the subsidiary.

If we fail to keep pace with technological change and evolving industry standards, we may lose customers. The GIS and IT markets are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, and frequent new service and product introductions. Our future success depends, in part, on our ability to:

o    use leading technologies to develop our technical expertise;

o    enhance our existing services; and

o develop new services that meet changing customer needs on a timely and cost-effective basis.

In particular, we must provide customers with the appropriate products, services, and guidance to best take advantage of the rapidly evolving web-enabled services sector. Our failure to respond in a timely and effective manner to new and evolving technologies could have a negative impact on our business. Our ability to compete will also depend upon the continued compatibility of our services with products offered by various vendors. Our competitors may develop services and technologies that will render our services or technology noncompetitive or obsolete.

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business. A portion of our future growth may be accomplished by acquiring existing businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may cause significant diversions of management time and resources.

If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your ownership interest could be significantly diluted. If we were to proceed with one or more significant acquisitions, in which the consideration included cash, we would need to raise debt or equity to consummate such an acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would have an adverse effect on our future earnings.

If we fail to integrate resources acquired through acquisitions, we may lose customers and our liquidity, capital resources and profitability maybe adversely affected.

As part of our long-term business strategy, we continually evaluate strategic acquisitions of businesses and customer accounts. Acquisitions often involve a number of special risks, including the following:

o    we may experience difficulty integrating acquired operations and personnel;

o    we may be unable to retain acquired customers;

o    the acquisition may disrupt our ongoing business;

o we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

o the businesses we acquire may fail to achieve the revenues and earnings we anticipated;

o we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire; and

o our resources may be diverted in asserting and defending our legal rights.

Any of these factors could have a material adverse effect on our business.

The price of our common stock may fluctuate significantly, which could lead to losses for individual investors. In the past, our common stock has traded at volatile prices. We believe that the market prices will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of technology and Internet-sector companies and which may be unrelated to the operating performance of such companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event could result in a material decline in the price of your stock.

Factors outside of our control may affect our operating results and cause our quarterly results to fluctuate. Our financial results may fluctuate significantly because of several factors, many of which are beyond our control. These factors include:

o costs associated with gaining and retaining customers and capital expenditures for upgrading our internal systems and infrastructure;

o timing and market acceptance of new and upgraded information services introductions, technologies, and services by us and our competitors;

o    loss of customers, seasonal fluctuations in demand for our services;

o    downward pressure on prices due to increased competition;

o changes in our operating expenses, including compensation and subcontractor costs; and

o    the effect of potential acquisitions.

Fluctuations caused by these and other factors could cause our business to suffer.

The volatility of our stock price could lead to securities class action litigation, which could be costly and time consuming to defend and could damage our reputation. In the past, there have been class action law suits filed against companies after periods of fluctuations in the market price of their securities. If we were subject to this type of litigation, it would be a strain on our personnel and financial resources, and divert management's attention from running our company. Litigation could also negatively affect our public image and reputation.

We may become subject to litigation in connection with the hiring of certain employees. Some companies have adopted a strategy of suing or threatening to sue former employees and their new employers for the alleged breach of an employment agreement. As we hire new employees from our current or potential competitors, we may become a party to one or more lawsuits involving the former employment of an employee. Any future litigation against us, or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

Our clients' ability to terminate their contracts on short notice makes it difficult to accurately predict our revenues. Our clients retain us on a project-by-project basis. Because large engagements often involve multiple tasks, there is a risk that a client may choose to terminate or delay a project or a contract with appropriate notice and some of the contracted tasks may not be completed with concomitant reductions in anticipated revenue. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project. Substantially all of our contracts with our clients are terminable by our clients for convenience and upon short notice, generally 30 days. We cannot, however, reduce our costs as quickly or as easily as our clients can cancel their contracts with us. If a client were to terminate its contract with us, our revenues would decline and our gross margin in the quarter of cancellation would be reduced.

If we are unable to retain key executives, our growth potential and operating results will be adversely affected. Our success greatly depends on our ability to attract and retain key technical, sales, marketing, information systems, financial, and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Gary S. Murray, our Chairman of the Board of Directors, and John C. Antenucci, our Acting Chief Executive Officer and President. The loss of either Mr. Murray or Mr. Antenucci or other senior managers could have a materially detrimental effect on us. All members of our senior management team may terminate their employment at any time with due notice. We maintain key person life insurance on Mr. Antenucci and on certain of our personnel. If we fail to attract, hire, or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

We have no intention to pay dividends.

We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.


Item 2 - DESCRIPTION OF PROPERTY

We lease suitable commercial property in several locations. We lease land and a building of approximately 20,500 square feet in Frankfort, Kentucky under a triple net capital lease. Effective February 1, 2001 we began leasing office space in Parker, Colorado of approximately 350 square feet. We also lease space in Silver Spring, Maryland, of approximately 3,854 square feet; in Newport Beach, California, of approximately 600 square feet; and in Newark, New Jersey, of approximately 1,200 square feet. The length of our leases varies from one to five years. Were any of the existing leases to be terminated we believe there are affordable alternate facilities available and such action would not have an adverse impact. (See also Lease Payments in Management's Discussion and Analysis in Item 6 and Note 6 to the Financial Statements.)


Item 3 - LEGAL MATTERS

Demand for arbitration by former chief financial officer. We were the respondent in an arbitration claim by our former chief financial officer filed in August 1999 with the American Arbitration Association in Jacksonville, Florida. He claimed that he was constructively discharged and sought severance compensation equal to three year's compensation as allegedly provided for in his employment agreement. We asserted that he resigned and was not constructively discharged; therefore he was entitled to no severance compensation. The case was arbitrated in February 2000. In a final decision on April 20, 2000 the arbitrator awarded him a total of $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with us. All costs associated with the arbitration award were expensed as of June 30, 2000. On July 18, 2000 we filed an appeal of that award in State Circuit Court for Duval County, Florida. The appeal was not sustained. We will have to pay our former chief financial officer the awarded sum and have entered into discussion with him to develop a schedule for the payment.

We were the defendant in a claim for damages by our former consultants, Transition Partners, Limited ("TPL"), filed in Boulder District Court in July 1999. We counterclaimed. As a result of directed mediation the claims were settled and we ultimately paid the consultants $175,000 in stock. The settlement resulted in an agreement whereby TPL would relinquish its anti-dilution rights to a five percent ownership in our company subsequent to the February 15, 2000 settlement agreement.

Demand for Arbitration by Former CEO and Chairman. We were the respondent in an arbitration action filed by our former Chairman and CEO, Stephen Carreker with the American Arbitration Association in Denver, Colorado on July 22, 1999 alleging "constructive termination" of an employment agreement. Through a civil claim filed on July 19, 1999 in Denver District Court, we asserted damages we had suffered for actions taken and not taken by the former Chairman and CEO (see Form 8-K, July 1, 1999). The matter was resolved through a settlement dated November 19, 1999. The settlement required us to pay a total of $236,250 to Mr. Carreker and his counsel. We made the final payment of the settlement during September 2000.

From time to time we may be engaged in various other litigation matters in the ordinary course of business. We will vigorously defend our positions and we believe the outcome of such litigation will not have a material effect on us.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2000 our shareholders elected the following Board of Directors at the Annual Shareholders' Meeting. The results of the election were:

         Director Nominee           Votes for                Votes Withheld

         Jeanne Anderson            14,075,216                   913,480
         John C. Antenucci          14,874,511                   114,185
         Frederick G. Beisser       14.828,195                   160,501
         Gary S. Murray             14,875,171                   113,525
         Raymund E. O'Mara          14,874,671                   114,028
         Gary Reed                  14,791,772                   194,924

No other matters were voted on during the meeting.


                                     PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is traded on the Over-The-Counter Bulletin Board system. The trading symbol is ISSS. Such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

                                                        Sales Price
                                              -----------------------------

           Quarters Ended                      High                   Low
           --------------                      ----                   ---

         December 31, 1998                    $  .40                 $  .30

         March 31, 1999                          .66                    .31

         June 30, 1999                           .44                    .25

         September 30, 1999                      .38                    .27

         December 31, 1999                       .34                    .20

         March 31, 2000                          .81                    .20

         June 30, 2000                           .81                    .22

         September 30, 2000                      .38                    .22

         December 31, 2000                       .23                    .14

On January 31, 2001 the last reported sales price of our common stock was $0.23. Based on information supplied by certain of record holders of our common stock, we estimate that there are approximately 4,150 beneficial owners of our common stock of which, approximately 2,160 are registered shareholders. We have never declared or paid any dividends on our common stock. Because we currently intend to retain future earnings to finance growth, we do not anticipate paying any cash dividends in the foreseeable future.

Sale of unregistered securities not previously reported

During a limited private offering that began in the fourth quarter of this fiscal year we sold 630,000 shares of our common stock and raised $157,500 with accredited investors and certain affiliates of our company. The offering consisted of $1,000 units each of which included 4,000 shares of common stock and three-year warrants to purchase 2,000 shares of common stock at $0.50 per share. The resulting shares from the offering have not been registered with the Securities and Exchange Commission and the resulting shares of stock are subject to the restrictions in Rule 144. The issuance of this common stock in this transaction was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) promulgated under Section 3(b) of the 1933 Act. Sales of unregistered stock previously reported may be found in the quarterly repots filed on Form 10-QSB with the Securities and Exchange Commission and available to read on the world wide web at www.wec.gov or www.freeedgar.com.


Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Financial Condition (Liquidity and Capital Resources)

The following discussion of liquidity and capital resources addresses our combined requirements and sources , including our subsidiary, PlanGraphics, Inc., as of September 30, 2000 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

                                  Going Concern

In connection with their audit report on our Consolidated Financial Statements as of and for the year ended September 30, 2000, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow.

The audited financial statements contained in this Annual Report on Form 10-KSB show $17.7 million being invested in or contributed to the company since its inception. Our stockholders' equity has declined to approximately $3.2 million as a result of a cumulative deficit of $14.5 million, which includes non-cash charges of $684 thousand during the year ended September 30, 2000, and cumulative non-cash charges of approximately $2.7 million since October 1, 1997. Our operations are not currently profitable, although our subsidiary operation when viewed on a stand-alone basis has experienced breakeven or better levels of profitability since June 30, 2000, exclusive of extraordinary expenses including those associated with defending a non-compete agreement.

We require additional funds to bring current our accounts payable, to satisfy our obligations to a former officer as a result of an arbitration award, to repay our operating subsidiary for funds advanced in the normal conduct of business and for working capital for FY 2001. The subsidiary organization requires funds in excess of the amounts due from the parent organization to provide working capital for operations and growth of its business.

The minimum level of funding that we require to meet the aforementioned funding requirements for the parent organization is approximately $1.5 million. Management intends to raise approximately $2.5 million through a rights offering during the first half of calendar year 2001 to our shareholders and certain other qualified investors (see Subsequent Events). Funding received in excess of the $1.5 million will provide additional working capital for our subsidiary. In addition, management will seek additional and extended lines of credit.

Our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our working capital requirements as we resume internal growth.

Management believes that we have the capacity to address our immediate needs for cash and liquidity through an aggressive approach on a number of fronts. We have entered into a number of formal agreements and promissory notes as well as informal agreements with vendors and professional service providers to extend the terms on payables currently due. We also have reduced or delayed expenditures on items that are not critical to operations. The credit line available to our subsidiary organization has been extended through April 30, 2001. We have initiated a recapitalization effort based on a rights offering to shareholders of our common stock. Furthermore, during the course of FY 2000 we were able to reduce monthly cash flows in excess of $27,000 per month after we made final payments to our former CEO and to a former shareholder of PlanGraphics as well as "right" sizing our office leases.

We also will continue to periodically consider the sale of our interest in Jobsview.com L.L.C., held by our operating subsidiary. The 7.9% ownership interest of this entity is valued at our original investment cost of $56,400 on the PlanGraphics balance sheet. Recent sales during calendar year 2000 of equity by Jobsview.com would value our holdings at approximately $460,000. Efforts to conserve and develop new sources of cash and equity are complimentary of the improved operating performance of our operating subsidiary during the past two quarters. We anticipate the improved results to continue through the remainder of 2001 as a result of increased contract backlog and assignments as discussed below.

Although management feels there is reasonable basis to believe that we will successfully raise the needed funds through equity and debt financing, and successfully extend or refinance the line of credit, no assumption can be made that we will be able to raise sufficient capital to sustain operations or that the subsidiary business will be able to achieve a level of profitability sufficient to carry the parent company's operating expenses. Even though we have been successful in the past in obtaining working capital, extending our line of credit and raising funds through private placements in the past, there can be no assurance that we will be successful in the future.


Liquidity and Capital Resources

We have financed our operations and investments in property and equipment primarily through the sale of equity securities, bank borrowings, capital lease financing and cash generated through operations.

As of September 30, 2000 we had a net working capital deficit of $1,240,722 as compared to working capital of $251,800 at September 30, 1999. This working capital deficit resulted primarily from operating losses and payment of or accruals for non-recurring legal settlements incurred during the year.

In Fiscal Year (FY) 2000, we used net cash of $827,198 in operations, as compared to $141,388 provided by operations in FY 1999. The increase in cash used in operations resulted primarily from a net loss before depreciation and amortization of $1,860,548. While long-term liabilities decreased by $303,873, accounts payable increased by $391,264 and current maturities of notes payable increased by $337,063. We expect to continue to have operating cash flow deficiencies for the near future as we develop and expand our business.

In FY 2000, net cash used in investing activities was $97,883 as compared to $1,222,032 of net cash provided by investing activities in FY 1999. This was primarily due to the absence of proceeds from sales of assets that occurred in FY 1999.

In FY 2000, we generated net cash of $571,562 from financing activities, as compared to net cash used of $1,044,640 in FY 1999. This was primarily the result of increased proceeds from the sale of our common stock and the reduced level of payments on debt and leases in FY 2000.

We have, at the end of FY 2000, lease payment commitments through 2005 of $2,403,075, which will require total annual payments of approximately $572,000 in FY 2001 as compared to $655,000 in FY 2000. Of the required payment amount for FY 2001, approximately $352,000 is for capital lease obligations and $242,000 relates to operating leases. Management believes normal operating cash flows are adequate to fund these payments. (See also Note 6 to the Financial

Statements.) We consider our facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for additional facilities expansion has been entered into for the year ended September 30, 2001. However, we have transitioned to smaller and less expensive space wherever possible. Were any of the existing leases to be terminated we believe there are affordable alternate facilities available and such action would not have an adverse impact.

Since entering the information technology sector in 1997, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. In addition, a portion of our capital expenditures has been financed through capital lease obligations payable to financial institutions. We have also on occasion borrowed limited amounts from our acting CEO in order to fund temporary working capital requirements.

We issued 1,658,452 shares of common stock through two private placements during FY 2000 and received approximately $463,000 in gross proceeds from two offshore institutions, accredited investors and directors and officers of our company. In connection with these sales, we issued Warrants to purchase 1,232,452 shares of common stock with varying expiration dates. The warrants are all immediately exercisable and 630,000 are valid for three years and have an exercise price of $.50 per share and 806,452 are valid for five years and have an exercise price of $0.65 per share.

Subsequent to the end of FY 2000 we completed the sale of another private offering to accredited investors and officers and directors. We issued 580,000 shares of common stock for gross proceeds of $145,000. We also issued 290,000 warrants to purchase common stock at a price of $0.50 per share and they are valid for three years.

As of the end of this fiscal year we have minimal cash and cash equivalents. Our management team estimates that, based upon current expectations for growth, we will require additional funding of up to $2.5 million through the end of calendar year 2001 for the recapitalization of the company and the execution of our current business plan, including the financing of our anticipated capital expenditures, operating losses and the evaluation of acquisition targets. Of the $2.5 million, an estimated $1.2 million will be used to reduce accounts payable and to settle the Vail arbitration award. The balance will be used for general working capital. In addition to increased future cash flow from operations, we intend to obtain this funding from one or more of the following sources:

o a rights offering to shareholders of the company's common stock and other qualified parties during the first half of calendar year 2001;

o the receipt of proceeds from the exercise of warrants and options that are priced at $0.50 or less. We have approximately 1,250,464 such shares of common stock underlying options and warrants as of December 31, 2000 that are presently exercisable and if 75% were to be exercised would produce about $332,000 in proceeds. At the present time the market price is too low to expect the receipt of proceeds; and

o extending a credit facility to finance working capital and capital expenditures.

Our management team believes our current operating funds, along with these additional financing sources, will be sufficient to fund our cash requirements for at least the next twelve months.

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in additional complementary businesses, products, services, and technologies; and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Should we be unsuccessful in our efforts to raise capital, we may be required to modify or curtail our plans for growth.

At September 30, 2000, we may have been in violation of certain financial covenants. The bank has not granted a waiver for the violation. However, as evidenced by the bank's issuance of extensions, the most recent extending the line of credit through April 30, 2001, we believe that the bank will continue to honor their commitment through the extension date.

We have extended the line of credit for our subsidiary. On February 9, 2001, the Board of Directors approved a loan of $75,000 from a related party to be used for certain specified working capital requirements. The Board also authorized us to provide to the related party a security interest in the ownership of our subsidiary, PlanGraphics, Inc. as further collateral for the related party who provided a standby letter of credit to further collateralize an extension of our subsidiary's line of credit with National City Bank of Kentucky. As a result, National City Bank of Kentucky provided an extension of a $500,000 line of credit for our operating subsidiary through April 30, 2001.

                              Results of Operations

The following discussion of Results of Operations addresses our operations. See also the forward-looking statement disclaimer preceding Part I as it pertains to nonfactual and non-historical statements appearing within this section.

Continuing Operations--Fiscal Year ("FY")  2000 compared to Fiscal Year 1999

Revenue. Our revenue decreased $1,942,238 or 24 percent from $7,990,808 in FY 1999 to $6,048,570 in FY 2000. We believe this decrease was related to the delayed awards of contracts and work assignments held in abeyance pending the passing of December 31, 1999. The delays impacted our revenue generation on the work because we typically encounter some amount of lag time finalizing contractual arrangements with the client organization and arranging needed resources until we can begin work. Our backlog of contracts and assignments as of December 31, 2000 was approximately $9.3 million almost double the amount at that time last year; the FY 2000 effect to us was the large decrease in earned revenue. As we anticipated and so reported in last year's report, we have been seeing increased project awards and orders during the past 12 months. We therefore expect significantly improved results in revenue generation for FY 2001.

Losses. We reported an operating loss of $1,778,085 in FY 2000 versus $1,298,342 for FY 1999, an increase of $479,743. The change in the loss from continuing operations resulted from a reduced level of revenue offset by cost savings in direct contract costs $684,306, salaries and benefits $482,394 and general and administrative expenses $556,515. We also reported a net loss of $2,593,816 versus last year's loss of $1,057,779 for an increase of $1,518,035 over the prior year amount. The largest factor for the increased net loss over FY 1999 was related to $589,432 of losses on litigation settlements described in Note 11 to the Financial Statements as compared to a gain of $414,312 in FY 1999.

Costs and Expenses. Total FY 2000 costs and expenses amounted to $7,826,655 or 129% of revenue and is down a total of $1,462,495 from $9,289,150 for the prior year. Significant reductions in costs and expenses were primarily related to adjustments responding to decreased operation levels and resulted in major reductions in:

o    Direct contract costs of approximately $684,306
o    Salaries and benefits of approximately $482,394
o    General and administrative expenses of approximately $556,515

We reduced interest expense by $104,264 to $330,004 as compared to $434,268 during FY 1999, a decrease of 24 percent. The decrease is attributable to an overall reduction of interest bearing debt.

Other income increased over the prior year total by $33,900 or 40 percent as a result of increased miscellaneous income.

Net loss attributable to common stockholders amounted to $2,593,816 for FY 2000 as compared to $1,094,502 in the prior year. Preferred stock dividend expense amounted to $18,002 for the current year as compared to 36,723 in the prior year.

Subsequent Events

On February 9, 2001 the Board of Directors approved a recapitalization plan as a precedent to the further execution of the company's business plan. The Board of Directors authorized a rights offering to existing shareholders of our common stock and to certain other qualified parties. The Board directed management to prepare the S-1 registration statement and related prospectus documents and to file them with the SEC. The Board established March 16, 2001 as the record date and that the rights would be non-transferable. The company determined that it would establish and announce the pricing, volume, subscription ratio, other terms of the offering and the anticipated issuance date at the time of its filings with the SEC. The offering will be completed during the first half of calendar year 2001.

On February 9, 2001, the Board of Directors also approved a loan of $75,000 from a director in exchange for a promissory note. The funds are to be used for certain specified working capital requirements. The Board also approved a resolution authorizing us to provide to a related party a security interest in the ownership of our subsidiary, PlanGraphics, Inc. as further collateral for the director providing a standby letter of credit to further collateralize an extension of our subsidiary's line of credit with National City Bank of Kentucky. In a related matter, National City Bank provided an extension of a $500,000 line of credit for our operating subsidiary through April 30, 2001.

In November 2000 we announced that we entered into a Letter of Intent to acquire certain business assets of both Microhard Technology, Inc and Certified Professionals and Engineers, Inc. As a result of due diligence reviews we have decided to allow the Letter of Intent to lapse without a transaction. Both parties to the Letter on Intent have agreed to work together on a number of strategic and tactical initiatives and to revisit the acquisition discussions in the future.

We received notification on November 15, 2000 that our appeal in State Circuit Court for Duval County, Florida of an arbitration award made to our Former Chief Financial Officer, Mr. Robert S. Vail. was unsuccessful The case was arbitrated in February 2000. In a final decision on April 20, 2000 the arbitrator awarded Mr. Vail, a total of $330,000 plus expenses and interest, totaling approximately $360,000. We have entered into discussion with Mr. Vail to develop a schedule for the payment. (See also item 3, Legal Matters, above.)

Operations Outlook

We believe that information technology, which includes Geographic Information Systems, continues to be a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and creating additional markets. We also believe the potential gross profit margins in information technology are much higher than we presently experience and we are working to grow the spatial data management and integration solutions of our GIS business base according to forward looking statements in our business plan, augmenting growth to be achieved through acquisitions.

As of December 31, 2000, our operating subsidiary had work backlog and assignments of approximately $9.3 million comparing favorably to a total of $5.4 million of work backlog and assignments at September 30, 1999 and $4.6 million as of December 31, 1999. We expect this increased level of backlog to result in significantly higher levels of revenue generation in FY 2001.

Currently, we plan to grow internally and through acquisitions. We have made substantial progress in positioning PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Furthermore our past marketing investments in China continue to yield results measured by the increased sales of Ikonos imagery, current and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated. In addition, we have taken specific steps to position our company for additional acquisitions including reorganizing our corporate governance and management structure and the retention of third party advisors and investment bankers.

Our management team believes that we have the capacity to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. We have entered into a number of formal agreements and Promissory Notes as well as informal agreements with vendors and professional service providers to extend the terms on payables currently due, We have reduced or delayed expenditures on items that are not critical to operations, the credit line available to our subsidiary organization has been extended through April 30, 2001, and we have initiated a recapitalization effort based on a rights offering to shareholders of our common stock. We also will continue to periodically consider the sale of our interest in Jobsview.com L.L.C., held by our operating subsidiary. The 7.9% ownership interest Jobsview.com is valued at the investment cost of $56,400 on the PlanGraphics balance sheet. Recent sales of equity by the Jobsview.com would value our holdings at approximately $480,000. Efforts to conserve and to develop new sources of cash and equity are complimentary of the improved operating performance of our operating subsidiary during the past two quarters. We anticipate the improvement to continue through the remainder of 2001 and to be accompanied by positive cash flows.

Deferred Tax Valuation Allowance--FY 2000

As discussed in Note 5 to the accompanying financial statements, we have operating loss carry forwards for income tax purposes of approximately $9.8 million. We have established a 100 percent valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management team has not been able to determine that it is more likely than not that our deferred tax assets will be realized.

Effect of Recent Accounting Pronouncements

The pronouncements that may affect us in the subsequent fiscal year are:

The Financial Accounting Standards Board ("FASB") has recently issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 138, established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement has had no material impact on our consolidated financial statements.

In March 2000, the FASB issued Emerging Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which was effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. EITF 00-2 establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as we have no web site development costs, the adoption of EITF 00-2 had no impact on our financial condition or results of operations. To the extent we begin to enter into such transactions in the future, we will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending September 30, 2001.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. We believe our existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on our financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending September 30, 2001. Management believes the adoption of this bulletin will have no material impact on our financial statements.

Item 7 - FINANCIAL STATEMENTS

The financial statements required by this item are included at the end of this Form 10-KSB. An index to the financial statements is contained in that separate section.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers of are:

                  Name               Age      Position

           Jeanne M. Anderson        49       Director

           John C. Antenucci         54       Vice Chairman, President, Acting
                                              CEO and Director

           Frederick G. Beisser      58       Vice President - Finance and
                                              Administration, Secretary,
                                              Treasurer and Director

           Raymund E. O'Mara         57       Director

           Gary S. Murray            50       Chairman and Director

           J. Gary Reed              51       Director and Chief Operating
                                              Officer, PlanGraphics, Inc.


Biographical sketch of our current directors and executive officers of

Ms. Jeanne M. Anderson is a former President and CEO of our company She served as President and Chief Executive Officer from October 1, 1991 through December 31, 1996. She was Chairman of the Board of Directors from January 1, 1997 through October 2, 1997 and has been a Director of our company continuously since 1987. Ms. Anderson is presently a small business owner and entrepeneur.

Mr. John C. Antenucci, President and Acting CEO, was appointed a director on November 3, 1997. He is the founder of, and has been president and CEO of PlanGraphics, Inc. since1979. He is a former president of AM/FM International, (now GITA), a professional association for utility industry users of GIS. He is also a member of the National Academy of Sciences Advisory Committee on the Future of the U.S. Geological Survey and served in a similar capacity on the Academy's Advisory Committee for Mapping Sciences. He serves as an advisor to Ohio State University's Center for Mapping, has recently co-authored a chapter of a to be published text book on GIS, Global Positioning Systems and Remote Sensing and was editor and co-author of a leading textbook on geographic information systems. Mr. Antenucci holds an MS in Civil Engineering/Water Resources from Catholic University of America in Washington, DC and a Bachelor of Civil Engineering from the same institution.

Mr. Frederick G. Beisser, Vice President - Finance and Administration, joined our company as Chief Financial Officer in July 1990 and was promoted to his present position on March 28, 1997. He was appointed to the Board of Directors in March 1991, at which time he became Treasurer and was appointed Secretary on October 1, 1991. Mr. Beisser is a Colorado Certified Public Accountant. Previously he held financial management and controller positions with the U. S. Air Force in the United States and abroad. Retired with the rank of Major in 1989, he holds a Ph.D. from American International University in Canoga Park, California, an MBA from Golden Gate University in San Francisco and a BS in Business Administration from the University of Southern Colorado at Pueblo, Colorado. In addition he has a diploma from the Air War College. Mr. Beisser is also a member of the Board of Directors of Wastemasters, Inc. of El Reno, Oklahoma and Titan Motorcycle Co. of America located in Phoenix, AZ.

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

Mr. Gary S. Murray, Chairman, was appointed a director of our company on June 26, 1998. He was appointed Chairman of the Board of Directors on July 6, 1999. Mr. Murray is the founder and managing member of Human Vision LLC, Landover, MD an advisory and investment firm. He is also a co-founder and a principal of Timebridge Technologies (Lanham, MD), an e-commerce firm specializing in database and network services that was acquired by Dimension Data Holdings PLC in November 2000. Mr. Murray was founder, chairman and president of systems integrator Sylvest Management Systems (Lanham, MD) until its acquisition by Federal Data Corporation in June 1997. He holds a BBA from Howard University, Washington, DC and is a Certified Public Accountant.



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


Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 submitted to us during and with respect to our most recent fiscal year, we believe that all directors, officers and any beneficial owner of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Item 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the cash compensation paid and accrued by us for services rendered during the fiscal years ending September
30, 2000, 1999 and 1998 to the CEO and other of our executive officers who had aggregate compensation exceeding $100,000. On November 3, 1997 the position of President was assumed by Mr. Antenucci while Mr. Carreker remained CEO and became Chairman of the Board of Directors. Mr. Carreker's service as Chairman and CEO ceased on July 1, 1999 and we entered into a settlement agreement with him on November 19, 1999 (See Disputes with Former Executives, below).

                                     SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                  Annual Compensation                       Awards
-----------------------------------------------------       -----------------------------------

  Name and                                 Other                        Stock         All Other
  Principal                                Annual Comp-                 Options       Compen-
  Position        Year     Salary ($)      ensation                       (#)         sation ($)
 ----------       ----     ----------      ----------                   -------       ----------

FORMER OFFICER
Stephen           2000    $   17,719       $204,7501                       --          $    --
Carreker          1999       124,808           --                          --               --
Former Chair-     1998       175,000           --                       327,655(2)          --
man & CEO

CURRENT OFFICER

John C.           2000     $ 138,219       $   --                          --               --
Antenucci         1999       159,374           --                          --               --
President &       1998       175,000           --                       260,853(2)          --
Acting CEO

     1. The amount of "Other Compensation" for Mr. Carreker represents the total of our payments made to him and to his attorney pursuant to the settlement agreement we entered into with him upon his departure.

     2. Quantity of Stock Options granted during fiscal year 1998 for Carreker and Antenucci represents the quantity of antidilution stock options accrued during the year pursuant to Employment Agreements (the Board of Directors and the employees have since agreed to annul this provision for periods subsequent to June 30, 1998) at prices ranging from $1.125 to $2.125 per share. These antidilution options are prorated between immediately vesting options and performance based options.

                                       19


We did not grant stock options to officers in fiscal years 1999 and 2000. We granted 360,000 stock options to a new officer pursuant to his employment agreement in FY 1998. As a result of antidilution provisions in employment agreements, 380,657 additional options accrued to our officers during FY 1997 and 877,543 during FY 1998, which were prorated between immediately vested options and performance based options according to their employment agreements.
No such antidilution options accrued during FY 1999 or 2000. Because we did not meet certain performance goals, all performance related options granted to officers have expired.


                      Option/SAR Grants in Last Fiscal Year

We made no grants to the named officers during fiscal years 2000 and 1999. We did not make new grants of stock options to our named officers during fiscal year 1998. Fiscal year 1997 grants to Messrs. Carreker (former CEO) and
Antenucci in connection with their employment agreements consisted of fully vested options of 200,000 and 300,000 shares, respectively, which are immediately exercisable, and performance options of 180,000 and 225,000, respectively, for which attainment of certain management goals vests 35%, 35%, and 30% for each of the ensuing three fiscal years at which time they become exercisable During fiscal year 1997 they accrued antidilution options of 280,622 and 6,851 and during fiscal year 1998 327,655 and 260,853, respectively. Because we did not attain the required performance levels, all performance related options have expired. Mr. Carreker's 486,279 unvested antidilution and performance options reported previously have been relinquished. As a result of final payment of the settlement agreement with him, all of Mr. Carreker's stock options have been terminated. AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
YEAR AND FY-END OPTION/SAR VALUES

                                                              Number of                 Value of Unexercised
                                                              Unexercised               In-The-Money
                                                              Stock Options             Stock Options
                                                              at FY-End (#)             at FY-End ($)

                  Shares acquired   Value                     Exercisable/              Exercisable/
Name              on Exercise (#)   Realized ($)              Unexercisable             Unexercisable
---------         ---------------   -----------------         -------------             -------------

FORMER OFFICER
Stephen
Carreker
Chairman & CEO           -            -                        526,998/-0-1             $         -/-


CURRENT OFFICER

John C.
Antenucci, Vice
Chairman & President     -            -                         452,966/340,0382        $         -/-
and Acting CEO


     1. Mr. Carreker received a grant of options for 30,000 shares of our common stock under our 1991 Stock Option plan on January 2, 1997 at a price of $1.125 of which 5,000 were exercised; the remaining balance was terminated.
     In connection with his employment agreement he received fully vested stock options for 200,000 shares of our common stock awarded effective January 7, 1997. In addition, at fiscal year end Mr. Carreker was entitled to 301,988 antidilution options related to vested options. All of these options terminated with the completion of all or our obligations under the settlement agreement with Mr. Carreker.

     2. Mr. Antenucci received fully vested stock options for 300,000 of our common stock at a price of $1.75 in connection with his employment agreement on September 22, 1997. In addition, Mr. Antenucci is entitled to 268,004 antidilution options related to his employment agreement that are prorated between immediately vested and performance options.

We do not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

                                       20

Employment Agreements.

Agreement with Mr. Antenucci. Mr. Antenucci entered into a three-year employment agreement with us effective September 22, 1997, at a salary of $175,000 per year with provisions for bonuses of up to 21% of base salary if certain goals were achieved. He also received fully vested stock options for 300,000 shares of our common stock and performance options for 225,000 which vest upon attainment of certain performance goals. In addition, Mr. Antenucci received a one-time advance payment of $50,000 of his FY 1998 salary for entering into the agreement. The employment agreement renewed automatically for a term of three years since we did not terminate the agreement by June 30, 2000, unless earlier terminated under the terms of the Agreement. Mr. Antenucci is entitled to continued base compensation for three years following date of termination if not for death, disability, cause, voluntary resignation other than constructive termination or the expiration of the agreement's term; if termination is for one of these reasons then all benefits including salary are continued for 18 months. Mr. Antenucci is entitled to a three-year consulting period at one half of average annual salary for the immediately preceding 36-month period should he exercise his option to terminate his employment voluntarily after June 30, 2000.

On June 26, 1998, the Compensation Committee of the Board of Directors reduced the annual compensation of Mr. Antenucci by 10 percent to a revised annual amount of $157,500. This reduction became effective October 1, 1998. Subsequently Mr. Antenucci again incurred a reduction to his annual compensation, effective July 2, 1999, and his current annual compensation is now set by the Board of Directors at $157,499. In addition, because the performance goals were not met, all of his performance related options to acquire common stock have lapsed and are no longer valid.

Agreement with Mr. Murray. Effective July 6, 1999 we entered into an Agreement for Services with Mr. Murray wherein he is retained as the Chairman of the Board of Directors. The term of the Agreement begins July 1, 1999 and ends the earlier of June 30, 2001 or the date upon which he is not elected as a Director or is removed as a Director. Annual base compensation for Mr. Murray is set at $50,000, payable in equal monthly installments of our common stock priced at the lower of the average price for the five business days preceding the date of the Agreement, or $0.2906, and options to purchase 175,000 shares per annum of our common stock at $0.31 per share vesting in quarterly installments and exercisable for three years from the date of the Agreement. In addition, Mr. Murray received incentive options to acquire 688,235 shares of our common stock fully vested and immediately exercisable at an exercise price of $0.2906 per share. We have agreed to file a registration statement with the Securities and Exchange Commission as soon as practicable to register the public sale of the common stock underlying the options granted under the Agreement. The rights and duties under the Agreement are not assignable, except that Mr. Murray may assign options issuable to an entity of which he owns more than 50% of the voting power and such entity which has received the options may assign them to Mr. Murray.

Disputes with Former Executives

We were the respondent in an arbitration claim by our former chief financial officer who claimed that he was constructively discharged and sought severance compensation equal to three year's compensation. We asserted that Mr. Vail resigned and was not constructively discharged; therefore he would not entitled to any severance compensation. The case was arbitrated in February 2000 and the arbitrator subsequently awarded Mr. Vail a total of $330,000 in separation payments, fees and expenses. Believing the arbitrator erred in arriving at an award, we filed an appeal of the award in State Circuit Court for Duval County, Florida. The appeal was not sustained and, accordingly, we are required to pay Mr. Vail the award amount. We have accrued all associated costs and expenses in our financial statement and have entered into discussions with Mr. Vail to develop a payment schedule for the award amount.

We previously reported on Form 8-K, dated July 1, 1999 the termination of Mr. Stephen Carreker as Chairman and Chief Executive Officer. We reached a mutually acceptable agreement with Mr. Carreker concerning the terms of his departure from the company. We have also withdrawn our civil action against Mr. Carreker. We made final payment to Mr. Carreker during September 2000.



Director Compensation

Our directors who are employees of our company or our subsidiaries do not receive any additional compensation above their full time employment compensation. Nonemployee directors receive reimbursement of expenses incurred in carrying out their duties. During the prior fiscal year we instituted a standardized compensation program for nonemployee directors whereby the nonemployee director receives stock options on the date of election to the Board of Directors to purchase 10,000 shares of our common stock at the market price on that date. Such options vest quarterly provided that the grantee has attended
75 percent or more of the scheduled board meetings. In addition each director is entitled to reimbursement of expenses incurred on our behalf and nonemployee directors receive $1,000 for each scheduled Board meeting attended in person and $250 for each scheduled board meeting attended via conference call. Meetings of committees of the Board of Directors are compensated at $250 per meeting attended in person or via conference call. One nonemployee director, Ms.
Anderson, is compensated at a rate of $850 per month pursuant to previous agreement. During fiscal year 2000 Ms. Anderson received $10,421 in fees and expenses for her services as a director. During the current fiscal year we paid
Mr. O'Mara $7,008 and Mr. Murray $4,882 in fees and expenses for duties as outside directors. Mr. O'Mara was awarded options to purchase 10,000 shares each of our common stock at a price of $.3125 per share, the closing price on September 2, 1999, the date of grant.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have displayed below the percentages of shares held by our officers and directors. We have also displayed those parties owning more than five (5) percent of our no par value common stock as of the date of this report. They are as follows:

Security ownership of certain beneficial owners:

Based on Rule 13d-1 filings under the Exchange Act, we believe there are only two parties other than management known to us to own more than five percent of our common stock.

Security ownership of certain beneficial owners:

         Title of          Name of Beneficial                          Amount & Nature of                  Percent
          Class            Owner                                       Beneficial Ownership
-------------------------------------------------------------------------------------------------------------------
         Common            Ausost Anstalt Schaan                       1,433,428 Sole                         7.7
                           Landstrasse 163                             dispositive power
                           Vaduz
                           7440 Fuerstentum Liechtenstein

         Common            Balmore Funds S.A.                          1,379,697 Sole                         7.4
                           Tridens Chambers, Road Two
                           Tortola, British West Indies

Security ownership of management:

-------------------------------------------------------------------------------------------------------------------

         Title of          Name of Beneficial                          Amount & Nature of                  Percent
          Class            Owner(1)                                    Beneficial Ownership(2)             of Class

-------------------------------------------------------------------------------------------------------------------

         Common            Jeanne M. Anderson                               114,000                            *
                           Director                                    Sole voting power

         Common            John C. Antenucci                              1,824,302(4)                        8.6
                           President and Director                      Sole voting power

         Common            Frederick G. Beisser                             266,993                           1.4
                           Chief Financial Officer, Secretary          Sole Voting power
                           Treasurer, and Director

         Common            Raymund E. O'Mara                                337,261                           1.7
                           Director

         Common            Gary S. Murray                                 2,298,264(3)                       10.6
                           Chairman and Director                       Sole voting power

         Common            J. Gary Reed                                     317,033                          1.6
                           Director

                           All Directors and Officers
                           as a group (6 persons)                         5,157,853                         21.1%


                                       22

NOTES: * The number of shares constitutes less than one percent of outstanding shares.

1. The address for each of our directors of is "In Care Of Integrated Spatial Information Solutions, Inc., 19039 East Plaza Drive, Suite 245, Parker, CO 80134.
2. The number of shares beneficially owned includes 1,510,992 shares that may be acquired within 60 days pursuant to warrants and stock options held by our Officers and Directors. Such shares and management personnel holding them are: Mr. Antenucci, 508,966; Mr. Beisser, 187,843 shares; Mr. O'Mara, 112,500 shares; Mr. Murray, 396,250 shares and Mr. Reed, 302,934 shares.
3. The quantity for Mr. Murray includes 530,979 shares and warrants to acquire 250,000 shares of common stock owned by Human Vision LLC. Mr. Murray is a control person in Human Vision LLC.
4. The quantity for Mr. Antenucci includes 13,000 shares of common stock owned by his spouse for which he is deemed to be a control person.


Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party agreement. Mr. Murray is the principal owner and executive officer of Human Vision LLC, an organization that entered into a consulting agreement with us on July 6, 1999. The agreement ends upon the earlier of June 30, 2001; the date upon which Mr. Murray is not elected as a Director or is removed as a Director; and the date upon which he does not own more than 50% of the voting power of Human Vision. Under the agreement, Human Vision will provide certain services related to developing and implementing actions to increase shareholder value through articulation of a vision for our company, identifying and reviewing merger and acquisition candidates, obtaining capital (debt or equity) to finance mergers and acquisitions, and recruiting and evaluating candidates for senior executive and director position. Compensation for these services consists of performance options in two quantities of 322,581 each to acquire our common stock at an exercise price of $0.31 per share if our market capitalization exceeds $30 million for the first quantity and $60 million for the second quantity for 20 of 30 consecutive business days at any time prior to June 30, 2002. We will issue each performance option granted within 30 days of the date the respective performance goal is achieved and the option will be exercisable for a period of three years from the date of issue. We are obligated to register the public sale of the underlying common stock as soon as practicable after the options become exercisable. The agreement also provides for a success fee of 1.5% of the transaction value in the event we successfully complete a merger with or into another entity or complete any acquisition of stock or assets during the term of the agreement. The fee, which applies only to those activities outside the normal course of business and only to entities other than our existing subsidiaries, is to be paid in the currency of the applicable transaction for which it is earned.

On February 2, 2001 we executed a Promissory Note with Human Vision L.L.C. for the sum of $75,000; the funds are to be used for certain specified working capital requirements. The term of the Promissory Note is nine months and bears an interest rate of Prime plus six percent and is convertible at the option of the Note holder into shares of our common stock at the lower of a stipulated value of $.07 cents per share or the price of any offer to our shareholders of stock or rights to purchase our common stock.

Our subsidiary entered into an Agreement with Human Vision L.L.C. on February 9, 2001 whereby Human Vision L.L.C. provided a $325,000 standby letter of credit to National City Bank of Kentucky to further collateralize PlanGraphics' line of credit with that institution. During the period of the Standby Letter of Credit, PlanGraphics will tender quarterly as consideration an amount equal to two percent (8.24% per annum) of the value of the letter of credit. In the event that National City Bank of Kentucky calls all or a portion of the Standby Letter of credit, PlanGraphics will execute a convertible debt instrument paying an annual rate of prime plus six percent for a term not to exceed nine months. At any time prior to the note's maturation, Human Vision L.L.C. may convert the debt and accrued interest into shares of our common stock at a stipulated value of $.07 per share. If prior to or during the term of the convertible note, we were to offer to our shareholders stock or rights to our common stock, Human Vision L.L.C. shall have the right to convert the debt and interest due at the lower of the offering price of the securities or at the stipulated value of $.07 per share. Associated with the transactions, PlanGraphics also entered into indemnification and security agreements with Human Vision providing its accounts receivable as collateral, second only to National City Bank of Kentucky, should the Standby Letter of Credit be called. The company provided further guarantees to Human Vision including a pledge of its stock in PlanGraphics under the obligations of its guarantee.

Related party transaction. Mr. Antenucci is a minority partner in the organization that owns the facilities leased by our operating subsidiary, PlanGraphics, Inc., in Frankfort, Kentucky, at an annual lease cost of approximately $327,000 per year for 20,500 square feet. The lease, which exceeded the average fair market values in Frankfort, Kentucky by approximately 20 percent, was originally entered into by PlanGraphics, Inc., in 1995 prior to its acquisition by us. At the time that the lease was entered into, the lease rate exceeded the fair market value for similar facilities in the area, but was considered to be in the best interests of PlanGraphics, Inc. by its Board of Directors.


                                     PART IV

Item 13- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as a part of this report:

1.   Financial Statements

2.   Exhibit Index

The following exhibits are filed as part of this Report:

Exhibit
Number Exhibit                                                     Page
--------------                                                     ----

2.1       Acquisition Agreement between DCX, Inc. and
          PlanGraphics, Inc.                                              Note 7

2.2       Asset Purchase Agreement between DCX, Inc.
          DCX-CHOL Enterprises, Inc.                                      Note 8

3.1       Bylaws of DCX, Inc.                                             Note 1

3.2       Amended and Restated Articles of Incorpor-
          ation of DCX, Inc., dated July 8, 1991.                         Note 2

3.3       Articles of Amendment to the Articles of
          Incorporation of DCX, Inc., dated November 6, 1996              Note 4

3.4       Articles of Amendment to the Articles of
          Incorporation of DCX, Inc., dated July 30, 1997                 Note 9

3.5       Articles of Amendment to the Articles of                Page 20
          Incorporation of Integrated Spatial Information
          Solutions, Inc., dated September 15, 1999 and effective 15 October 1999

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

4.4       Warrant, dated January 15, 1997 issued to Transition
          Partners Limited.                                              Note 3

4.5       Warrant, dated October 15, 1997, issued to Transition
          Partners Limited.                                              Note 3

4.6       Warrant, dated January 15, 1997, issued to Copeland
          Consulting Group, Inc.                                         Note 3

4.7       Warrant, dated October 15, 1997, issued to Copeland
          Consulting Group, Inc.                                         Note 3

4.10      Warrants, dated August 19, 1998, issued to Libra
          Finance and to The Ridgefield Group                            Note 13

4.11      Warrant, dated October 24, 1997, issued to Gerald Alexander.   Note 3

4.14      Equity Compensation Plan                                       Note 16

10.2      Executive Employment Agreement dated March 28, 1997 between
          the Company and Frederick G. Beisser.                          Note 11

10.4      Executive Employment Agreement dated September 22, 1997
          between the Company and John C. Antenucci.                     Note 12


10.5      Executive Employment Agreement dated September 22, 1997
          between the Company and J.Gary Reed.                           Note 12

10.7      Agreement for Services dated July 6, 1999 between the          Note 15
          Company and Gary S. Murray

10.8      Consulting Services Agreement dated July 6, 1999 between
          the Company and HumanVision LLC.                               Note 15

10.9      Convertible Promissory Note by and between Integrated
          Spatial Information Solutions, Inc. and Human Vision LLC.      Page 29

10.10     Stock Pledge Agreement by and between Integrated Spatial
          Information Solutions, Inc. and Human Vision LLC.              Page 31

10.10     Guaranty by Integrated Spatial Information Solutions, Inc
          in favor of Human  Vision LLC.                                 Page 43

21.1      List of Subsidiaries                                           Page 19


NOTE:1. Incorporated by Reference from our Registration Statements on Form S-18, file no. 33-1484.

     2. Incorporated by Reference from our definitive Proxy Statement, dated May 3, 1991

     3. Incorporated by Reference from our Registration Statement on Form S-3 (Registration No. 333-39775) filed with the Commission on November 7, 1997.

     4.   Incorporated by Reference from Form 8K, dated November 12, 1996.

     5.   Incorporated by Reference from Form S-8, dated September 29, 1996

     6.   Not used.

     7.   Incorporated by Reference from Form 8-K, dated September 22, 1997.

     8.   Not used.

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

     14.  Not used

     15. Incorporated by Reference from Form 10-QSB for the quarter ended June 30, 1999.

     16. Incorporated by Reference from Form S-8 (Registration No. 333-86747) dated September 7, 1999.

(b) Reports on Form 8-K.

No reports were filed on Form 8-K during the fourth quarter.

After the fiscal year end we reported on Form 8-K, dated January 16, 2001, the delay for approximately 30 days in filing our Annual Report on Form 10-KSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Integrated Spatial Information Solutions, Inc.


Date: 2/16/2001                             By:  /s/  John C. Antenucci
      ---------                                --------------------------------
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

  Signature                   Title                                     Date
-------------                --------                                ----------

/s/ Jeanne M. Anderson       Director                                2/16/2001
------------------------
Jeanne M. Anderson


/s/ Fred Beisser             Vice President--Finance and             2/16/2001
------------------------     Administration, Secretary, Treasur-
Frederick G. Beisser         er, and Director and Principal
                             Financial and Accounting Officer


/s/ John C. Antenucci        Acting CEO, President                   2/16/2001
------------------------     and Director
John C. Antenucci


/s/ J. Gary Reed             Director                                2/16/2001
------------------------
J. Gary Reed


/s/ Ray O'Mara               Director                                2/17/2001
------------------------
Raymund E. O'Mara


/s/ Gary S. Murray           Chairman and Director                   2/16/2001
------------------------
Gary S. Murray

                           List of Active Subsidiaries

Registered Name                     State of Incorporation
---------------                     ----------------------
PlanGraphics, Inc.                         Maryland

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                                        Contents
================================================================================

     Report of Independent Certified Public Accountants                      F-2

     Consolidated Balance Sheets as of
     September 30, 2000 and 1999                                       F-3 - F-4

     Consolidated Statements of Operations
     For the Years Ended September 30,
     2000 and 1999                                                           F-5

     Consolidated Statements of Stockholders'
     Equity for the Years Ended
     September 30, 2000 and 1999                                       F-6 - F-7

     Consolidated Statements of Cash Flows
     For the Years Ended September 30,
     2000 and 1999                                                           F-8

     Summary of Accounting Policies                                   F-9 - F-15

     Notes to Consolidated Financial Statements                      F-16 - F-35

Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Integrated Spatial Information Solutions, Inc.
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Integrated Spatial Information Solutions, Inc. and subsidiary as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Spatial Information Solutions, Inc. and subsidiary as of September 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /S/ BDO Seidman, LLP
                                            --------------------
Denver, Colorado                            BDO Seidman, LLP
February 12, 2001


                                                        Integrated Spatial Information
                                                        Solutions, Inc. and Subsidiary

                                                           Consolidated Balance Sheets
======================================================================================

September 30,                                                    2000          1999
======================================================================================
Assets

Current:
   Cash and cash equivalents                                   $   20,306   $  373,825
   Accounts receivable, less allowance for doubtful accounts
      of $1,007 and $51,577 (Note 2)                            1,386,774    1,923,412
   Restricted cash                                                   --         25,000
   Prepaid expenses and other                                     172,154      122,500
--------------------------------------------------------------------------------------

Total current assets                                            1,579,234    2,444,737
--------------------------------------------------------------------------------------

Property and equipment:
   Land and building under capital lease -
      related party (Note 6)                                    1,866,667    1,866,667
   Equipment and furniture                                        699,165      574,292
   Other leased assets                                            255,600      255,600
--------------------------------------------------------------------------------------
                                                                2,821,432    2,696,559
Less accumulated depreciation and amortization                  1,084,027      735,728
--------------------------------------------------------------------------------------

Net property and equipment                                      1,737,405    1,960,831
--------------------------------------------------------------------------------------

Other assets:
   Goodwill, net of accumulated amortization of
      $1,146,522 and $782,599                                   4,312,267    4,676,192
   Other                                                          102,974       74,844
--------------------------------------------------------------------------------------

Total other assets                                              4,415,241    4,751,036
--------------------------------------------------------------------------------------

                                                               $7,731,880   $9,156,604
======================================================================================

                               See Report of Independent Certified Public Accountants,
        summary of accounting policies and notes to consolidated financial statements.


                                                          Integrated Spatial Information
                                                          Solutions, Inc. and Subsidiary

                                                             Consolidated Balance Sheets
========================================================================================

September 30,                                                   2000            1999
========================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable - current maturities (Note 3)              $    559,647    $    222,584
   Obligations under capital lease -current (Note 6)              13,286          65,501
   Obligations under capital leases - related party,
      current (Note 6)                                            90,091          79,367
   Checks written against future deposits                         61,612            --
   Accounts payable (Note 10)                                    871,288         480,024
   Accrued payroll costs and vacation                            325,613         643,423
   Accrued expenses                                              696,841         593,448
   Deferred revenue                                              201,578         108,588
----------------------------------------------------------------------------------------

Total current liabilities                                      2,819,956       2,192,935
----------------------------------------------------------------------------------------

Long-term liabilities:
   Notes payable, less current maturities (Note 3)                  --           200,496
   Obligations under capital leases - related
      party, less current maturities (Note 6)                  1,712,217       1,815,594
----------------------------------------------------------------------------------------

Total long-term liabilities                                    1,712,217       2,016,090
----------------------------------------------------------------------------------------

Total liabilities                                              4,532,173       4,209,025
----------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1, 6, 8, 9, and 11)

Stockholders' equity (Note 7):
   Cumulative convertible preferred stock,
      $.001 par value, 20,000,000 shares authorized,
      0 and 590 shares issued or outstanding                        --                 1
   Common stock, no par value, 2,000,000,000
      shares authorized, 18,674,382 and 13,242,112
      shares issued and outstanding                           14,254,487      13,065,330
   Common stock to be issued                                      25,000          31,500
   Additional paid-in capital                                  3,400,882       3,737,594
   Accumulated deficit                                       (14,480,662)    (11,886,846)
----------------------------------------------------------------------------------------

Total stockholders' equity                                     3,199,707       4,947,579
----------------------------------------------------------------------------------------

                                                            $  7,731,880    $  9,156,604
========================================================================================

                                 See Report of Independent Certified Public Accountants,
          summary of accounting policies and notes to consolidated financial statements.

                                                                                     F-4

                                                 Integrated Spatial Information
                                                 Solutions, Inc. and Subsidiary

                                          Consolidated Statements of Operations
===============================================================================

Year Ended September 30,                               2000            1999
===============================================================================

Revenues                                           $  6,048,570    $  7,990,808
-------------------------------------------------------------------------------

Cost and expenses:
   Direct contract costs                              3,681,054       4,365,360
   Salaries and employee benefits                     1,865,357       2,347,751
   General and administrative expenses                1,067,445       1,623,960
   Marketing expenses                                   367,828         244,133
   Other operating expenses                             844,971         707,946
-------------------------------------------------------------------------------

Total costs and expenses                              7,826,655       9,289,150
-------------------------------------------------------------------------------

Operating loss                                       (1,778,085)     (1,298,342)
-------------------------------------------------------------------------------

Other income (expense):
   Other income                                         116,674          82,775
   Gain on sale of assets (Note 4)                        5,033         177,744
   Gain (loss) on litigation settlements (Note 11)     (589,432)        414,312
   Interest expense                                    (330,004)       (434,268)
-------------------------------------------------------------------------------

Total other income (expense)                           (797,729)        240,563
-------------------------------------------------------------------------------

Net loss                                             (2,575,814)     (1,057,779)

Preferred stock dividends (Note 7)                      (18,002)        (36,723)
-------------------------------------------------------------------------------

Net loss available to common stockholders          $ (2,593,816)   $ (1,094,502)
===============================================================================




Basic and diluted loss per common share            $       (.16)   $       (.09)
-------------------------------------------------------------------------------

Weighted average number of shares of common stock
   outstanding                                       15,749,738      11,982,785
===============================================================================

                         See Report of Independent Certified Public Accountants, summary of accounting policies and notes to consolidated financial statements.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                 Consolidated Statements of Stockholders' Equity
================================================================================

   Year Ended
  September 30,                 Series A
      1999                  Preferred Stock                Common Stock
                          -------------------          ---------------------
(See Note 7)              Shares        Amount         Shares         Amount
================================================================================

Balance,
October 1, 1998               700    $          1     11,456,571   $ 12,635,423

Issuance of
   common stock
   for cash on
   options
   exercised                 --              --          688,235        200,000

Common stock
   issued for
   services                  --              --          455,754        122,319

Conversion of
   preferred
   stock into
   common stock              (110)           --          501,552         71,188


Preferred stock
   dividends                 --              --             --             --

Stock options
   and warrants
   issued for
   consulting
   services                  --              --             --             --

Settlement of
   legal
   disputes
   through
   issuance of
   common stock
   warrants                  --              --          140,000         36,400

Net loss                     --              --             --             --
--------------------------------------------------------------------------------

Balance,
September 30, 1999            590    $          1     13,242,112   $ 13,065,330
================================================================================

                                              Table continues on following page.


                                                                 Integrated Spatial Information
                                                                 Solutions, Inc. and Subsidiary

                                    Consolidated Statements of Stockholders' Equity (Continued)
===============================================================================================

   Year Ended                         Additional Paid-in Capital
  September 30,                       --------------------------
      1999             Common
                      Stock to                                      Accumulated
                      be Issued        Common        Preferred        Deficit          Total
===============================================================================================
Balance,
October 1, 1998      $       --     $  3,298,264   $    445,400    $(10,792,344)   $  5,586,744

Issuance of
   common stock
   for cash on
   options
   exercised                 --             --             --              --           200,000

Common stock
   issued for
   services                  --             --             --              --           122,319

Conversion of
   preferred
   stock into
   common stock              --             --          (71,188)           --              --


Preferred stock
   dividends                 --             --             --           (36,723)        (36,723)

Stock options
   and warrants
   issued for
   consulting
   services                  --           35,718           --              --            35,718

Settlement of
   legal
   disputes
   through
   issuance of
   common stock
   warrants                31,500         29,400           --              --            97,300

Net loss                     --             --             --        (1,057,779)     (1,057,779)
-----------------------------------------------------------------------------------------------

Balance,
September 30, 1999   $     31,500   $  3,363,382   $    374,212    $(11,886,846)   $  4,947,579
===============================================================================================

                                         See Report of Independent Certified Public Accountants,
                  summary of accounting policies and notes to consolidated financial statements.

                                                                                         F-6(a)

                                                   Integrated Spatial Information
                                                   Solutions, Inc. and Subsidiary

                      Consolidated Statements of Stockholders' Equity (Continued)
=================================================================================

   Year Ended
  September 30,                 Series A
      1999                  Preferred Stock                  Common Stock
                          -------------------          --------------------------
(See Note 7)              Shares        Amount           Shares         Amount
=================================================================================

Balance,
October 1, 1999               590    $          1      13,242,112    $ 13,065,330

Issuance of
   common stock
   for cash and
   options
   exercised                 --              --           127,967          30,250

Issuance of
    common stock
    to related
    parties                  --              --           852,000         213,000

Issuance of
   common stock
   to unrelated
   parties                   --              --           806,452         250,000

Stock issued for
   services                  --              --           388,979          88,434

Conversion of
   preferred
   stock into
   common stock              (590)             (1)      2,597,064         374,212

Issuance of
   common stock
   for preferred
   stock
   dividends                 --              --           181,131          56,151

Preferred stock
   dividends                 --              --              --              --

Stock options
   and warrants
   issued for
   consulting
   services                  --              --              --              --

Settlement of
   legal
   disputes
   through
   issuance of
   common stock              --              --           202,703          75,000

Settlement of
   legal
   disputes
   through
   issuance of
   common stock
   upon exercise
   of options
   and warrants              --              --           275,974         102,110

Net loss                     --              --              --              --
---------------------------------------------------------------------------------

Balance,
September 30, 2000           --      $       --        18,674,382    $ 14,254,487
=================================================================================

                                                Table continues on following page.


                                                                   Integrated Spatial Information
                                                                   Solutions, Inc. and Subsidiary

                                      Consolidated Statements of Stockholders' Equity (Continued)
=================================================================================================

   Year Ended                         Additional Paid-in Capital
  September 30,                       --------------------------
      1999              Common
                       Stock to                                       Accumulated
                       be Issued        Common        Preferred         Deficit          Total
=================================================================================================

Balance,
October 1, 1999      $     31,500    $  3,363,382    $    374,212    $(11,886,846)   $  4,947,579

Issuance of
   common stock
   for cash and
   options
   exercised                 --              --              --              --            30,250

Issuance of
    common stock
    to related
    parties                  --              --              --              --           213,000

Issuance of
   common stock
   to unrelated
   parties                 25,000            --              --              --           275,000

Stock issued for
   services               (31,500)           --              --              --            56,934

Conversion of
   preferred
   stock into
   common stock              --              --          (374,212)           --                (1)

Issuance of
   common stock
   for preferred
   stock
   dividends                 --              --              --              --            56,151

Preferred stock
   dividends                 --              --              --           (18,002)        (18,002)

Stock options
   and warrants
   issued for
   consulting
   services                  --            37,500            --              --            37,500

Settlement of
   legal
   disputes
   through
   issuance of
   common stock              --              --              --              --            75,000

Settlement of
   legal
   disputes
   through
   issuance of
   common stock
   upon exercise
   of options
   and warrants              --              --              --              --           102,110

Net loss                     --              --              --        (2,575,814)     (2,575,814)

Balance,
September 30, 2000   $     25,000    $  3,400,882    $       --      $(14,480,662)   $  3,199,707
=================================================================================================

                                          See Report of Independent Certified Public Accountants,
                   summary of accounting policies and notes to consolidated financial statements.

                                                                                           F-7(a)

                                                                      Integrated Spatial Information
                                                                      Solutions, Inc. and Subsidiary

                                                                            Statements of Cash Flows
====================================================================================================

Increase (decrease) in Cash and Cash Equivalents

Years Ended September 30,                                                     2000           1999
====================================================================================================
Operating activities:
   Net loss                                                               $(2,575,814)   $(1,057,779)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                        715,265        707,946
         Provision for losses on accounts receivable                          (50,570)       110,809
         Gain on litigation settlement                                           --         (414,312)
         Stocks and warrants issued in settlement of legal disputes           177,110           --
         Stock issued for services                                             88,434        158,719
         Stock (issued)/to be issued for litigation settlement                (31,500)        31,500
         Stock options and warrants issued for consulting services             37,500         65,118
         Stock issued as payment of dividends                                  56,151           --
         Gain on sale of assets                                                (5,033)      (177,744)
         Changes in operating assets and liabilities:
            Accounts receivable                                               587,208        537,645
            Prepaid expenses and other                                        (49,654)        41,671
            Other assets                                                      (28,130)        21,305
            Accounts payable                                                  391,264       (199,357)
            Accrued expenses                                                 (232,419)       320,284
            Deferred revenue                                                   92,990         (4,417)
----------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                          (827,198)       141,388
----------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of equipment                                                     (124,873)       (97,968)
   Proceeds from sale of assets                                                 1,990      1,245,000
   Restricted cash                                                             25,000         75,000
----------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                           (97,883)     1,222,032
----------------------------------------------------------------------------------------------------

Financing activities:
   Checks written against future deposits                                      61,612       (207,650)
   Proceeds from debt                                                       5,316,044           --
   Payments on debt                                                        (5,179,477)      (831,303)
   Payments on obligations under capital lease                               (144,868)      (160,044)
   Payments on stock purchase liability                                          --          (45,643)
   Proceeds from exercise of stock options                                     30,250        200,000
   Proceeds from the issuance of common stock                                 463,000           --
   Proceeds from stock to be issued                                            25,000           --
   Conversion of preferred stock into common stock                                  1           --
----------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                           571,562     (1,044,640)
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                              (353,519)       318,780

Cash and cash equivalents, beginning of year                                  373,825         55,045
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                    $    20,306    $   373,825
====================================================================================================

                                             See Report of Independent Certified Public Accountants,
                       summary of accounting policies and notes to consolidated financial statements.

                                                                                                 F-8

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies
================================================================================

Organization and Business

These consolidated financial statements include the accounts of Integrated Spatial Information Solutions, Inc. and those of its wholly owned subsidiary PlanGraphics, Inc. (collectively the "Company"). PlanGraphics, Inc. is an independent consulting firm specializing in the design and implementation of Geographic Information Systems ("GIS") as well as advisory services in the United States and foreign markets. The customer base consists primarily of utilities, government agencies, and land and resource management organizations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Deferred revenue primarily represents retainage in connection with these contracts.

Goodwill

Goodwill represents the excess of the cost over the fair value of its net assets acquired at the date of acquisition and is being amortized on the straight-line method over fifteen years. Amortization expense on goodwill was $363,924 and $322,707 for the fiscal years ended September 30, 2000 and 1999, respectively.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies
================================================================================

Long-Term Assets

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

Property, Equipment and Depreciation And Amortization

Property and equipment are recorded at cost. Depreciation is provided primarily using accelerated methods over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $351,341 and $385,239 for the years ended September 30, 2000 and 1999. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

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

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies
================================================================================

Net Loss Per Share

The Company provides for the calculation of "Basic" and "Diluted" earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

For the years ended September 30, 2000 and 1999, total stock options and stock warrants convertible into 6,441,916 and 6,961,439 shares of common stock and preferred stock convertible into 0 and 1,716,114 shares of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies
================================================================================

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies, including the Black Scholes model. However considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The carrying amounts of financial instruments reported on the consolidated balance sheets approximate their respective fair values.

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company currently operates in one business segment.

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

Stock Option Plans

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

Comprehensive Income

Effective October 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the fiscal years ended September 30, 2000 and 1999, the Company had no items of comprehensive income (loss) other than net losses; therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies
================================================================================

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 138, established standards for recognizing all instruments including those for hedging as either assets or liabilities in the of financial position and measuring instruments at fair value. This Statement is for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's consolidated statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs" ("EITF 00-2"), which was for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of 00-2 had no impact on the Company's financial or results of operations. To the extent Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending September 30, 2001.

In March 2000, the FASB issued FASB Interpretation. 44, "Accounting for Certain Transactions Stock Compensation" ("FIN 44"), which effective July 1, 2000, except that certain conclusions in this Interpretation which cover events that occur after either December, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies
================================================================================

In December 1999, the Securities and Exchange (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending September 30, 2001. Management believes the adoption of this bulletin will have no material impact on the Company's financial statements.

Reclassifications

Certain consolidated financial amounts have been reclassified for consistent presentation.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

1.   Going Concern and Management Plan

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $2,575,814 during the year ended September 30, 2000 and has a history of losses that have resulted in an accumulated deficit of $14,480,662 at September 30, 2000.

     Management believes that the Company has the capacity to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. The Company has entered into a number of formal agreements and promissory notes as well as informal agreements with vendors and professional service providers to extend the terms on payables currently due. The Company has also reduced or delayed expenditures on items that are not critical to operations. The credit line available to PlanGraphics has been extended through April 30, 2001. Additionally, the Company has initiated a recapitalization effort based on rights offering to shareholders of their common stock.

     Subsequent to September 30, 2000 the Company completed the sale of a private offering to accredited investors and officers and directors. The Company issued 580,000 shares of common stock for gross proceeds of $145,000. The Company also issued 290,000 warrants to purchase common stock at a price of $0.50 per share. Included in the gross proceeds is $25,000 received prior to the year ended September 30, 2000, for which shares of common stock were issued subsequent to September 30, 2000. Accordingly, $25,000 has been reflected as common stock to be issued in the accompanying statement of stockholders' equity.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources, would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

     There is substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2.   Accounts Receivable

     The components of accounts receivable are as follows:

     September 30,                                    2000          1999
     ======================================================================

     Contract receivables:
        Billed                                     $1,225,741    $1,654,877
        Unbilled                                      162,040       320,112
     ----------------------------------------------------------------------

                                                    1,387,781     1,974,989

     Less allowance for doubtful accounts               1,007        51,577
     ----------------------------------------------------------------------

     Accounts receivable, net                      $1,386,774    $1,923,412
     ======================================================================

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     Deferred revenue amounts were $130,788 and $108,629 at September 30, 2000 and 1999, respectively, which represents amounts billed in excess of amounts earned.

     PlanGraphics has historically received greater than 10% of its annual revenues from one customer. One customer accounted for 19.5% of revenues for the year ended September 30, 2000, compared to 12.7% of revenue for the Company's largest customer for the year ended September 30, 1999. In addition, at September 30, 2000, two customers accounted for 19.0% and 15.3% of accounts receivable, compared to one customer who accounted for 11.4% of accounts receivable at September 30, 1999.

3.   Notes Payable

     Notes payable at September 30 are as follows:

     September 30,                                     2000        1999
     ====================================================================

     Note payable to bank in variable monthly
          payments from $15,000 to $20,832,
          interest at 8.5%, collateralized by
          equipment and accounts receivable,
          maturing on July 24, 2001. Note
          paid in full January 10, 2000               $   --     $423,080

     Revolving line of credit agreement with
          a bank up to $1,200,000, interest
          at prime plus 2.0%, collateralized
          by accounts receivable, originally
          expiring October 31, 2000. On
          November 14, 2000 the line was
          reduced to $650,000 and extended to
          December 31, 2000. On February 9,
          2001, the line was reduced to
          $500,000 and extended to April 30,
          2001.                                        559,647       --
     --------------------------------------------------------------------
                                                       559,647    423,080

     Less current maturities                           559,647    222,584
     --------------------------------------------------------------------

     Long-term notes payable                          $   --     $200,496
     ====================================================================

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     Principal payments on all notes payable are due by September 30, 2001.

     At September 30, 2000, the Company was in violation of certain financial covenants. The bank has not granted a waiver for the violation. Subsequent to September 30, 2000, a director has provided a standby letter-of-credit to further collateralize the line of credit.

4.   Sale of Assets

     On April 8, 1999, the Company completed the sale of land and a building located in Franktown, Colorado. The sale generated gross cash proceeds of $1,245,000, which were used to pay off the corresponding note payable of $620,000, plus interest (see Note 3) as well as legal fees and miscellaneous expenses. The Company reported a gain on the sale of the building of approximately $177,700 during the fiscal year ended September 30, 1999.

5.   Taxes on Income

     The provision for income taxes consisted of the following:

     Year Ended September 30,                            2000         1999
     =======================================================================

     Deferred (provision) benefit:
        Federal                                       $ 555,000    $ 100,000
        State                                            57,000       10,000
     -----------------------------------------------------------------------

                                                        612,000      110,000
     (Increase) decrease in  valuation  allowance      (612,000)    (110,000)
     -----------------------------------------------------------------------

                                                      $    --      $    --
     =======================================================================

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                             2000      1999
     ========================================================================

     U.S. federal statutory rates                           (34.0)%   (34.0)%
     State income tax benefit, net
     of federal tax amount                                   (3.3)     (3.3)
     Increase in deferred tax asset
        valuation allowance                                  37.3      37.3
     ------------------------------------------------------------------------

     Effective tax rate                                        -- %      -- %
     ========================================================================


     Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

     Years Ended September 30,                          2000           1999
     =========================================================================

     Net operating loss carryforwards               $ 3,642,500    $ 3,024,000
     Capital loss carryover                             114,000        114,000
     Expense for stock options and
        warrants                                        212,500        237,000
     Provision for losses on accounts
        receivable                                        1,000         19,000
     Accrued litigation                                    --           11,000
     Accrued wages and vacation                         183,000        136,000
     -------------------------------------------------------------------------

     Total gross deferred tax asset                   4,153,000      3,541,000
     Valuation allowance                             (4,153,000)    (3,541,000)
     -------------------------------------------------------------------------

     Net deferred tax asset                         $      --      $      --
     =========================================================================

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

     At September 30, 2000, the Company had net operating loss carryforwards of approximately $9,766,000 with expirations through 2020 and a $305,000 capital loss carryover, which expires through 2002. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code
     Section 382 regulations related to transfers of ownership.

6.   Leases

     Obligations Under Capital Leases - Related Party

     The Company leases an office facility from Capitol View Development, LLC, and a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development. The lease includes an annual base rent increasing over the term of the lease plus an adjustment based on Capitol View Development's rate of interest on its loan. The initial lease term is for a period of fifteen years ending 2010 with five renewal options for a term of one year each. Annual payments approximate $320,000 per year. The Company has the option to purchase the facility subsequent to the tenth year of the term of the lease.

     The Company also leases certain equipment under capital leases from a bank. Original lease terms are for three to five years.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     The following is a schedule, by years, of future noncancellable minimum payments required under these leases, together with their present value as of September 30, 2000.

                                       Related Party
     Year Ending                         Land and
     September 30,                       Building     Equipment     Total
     =======================================================================

     2001                               $  337,089   $   14,529   $  351,618
     2002                                  338,133         --        338,133
     2003                                  337,441         --        337,441
     2004                                  334,891         --        334,891
     2005                                  326,082         --        326,082
     Thereafter                          1,660,053         --      1,660,053
     -----------------------------------------------------------------------
                                         3,333,689       14,529    3,348,218
     Less: amounts
       representing
       interest                          1,531,381        1,243    1,532,624
     -----------------------------------------------------------------------

     Present value
      of minimum
      lease payments                    $1,802,308   $   13,286    1,815,594
     ==========================================================

     Less: current maturities                                        103,377
                                                                  ----------

     Obligations under capital leases
       less current maturities                                    $1,712,217
     =======================================================================


     As of September 30, 2000 and 1999, accumulated amortization for the building and equipment under capital lease obligations was $1,197,799 and $995,617.

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

     Minimum annual operating lease commitments at September 30, 2000 are as follows:

     September 30,
     =======================================================================

     2001                                                      $  220,816
     2002                                                         169,156
     2003                                                         172,920
     2004                                                         148,355
     2005                                                           3,663
     -----------------------------------------------------------------------

                                                               $  714,910
     =======================================================================


     In January 2001, the Company entered into a lease for its administrative offices in Colorado. The lease term is for twelve months commencing February 1, 2001, with monthly lease payments of $750.

     Rental expense for the years ending September 30, 2000 and 1999 totaled approximately $223,215 and $186,800.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

7.   Equity Transactions

     Preferred Stock

     In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% Cumulative Convertible Preferred Stock, $.001 par value (Series A). The Company designated 1,000,000 shares of Series A as part of the authorized class of preferred shares. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder at the lesser of 105% of the average of the closing bid price per share of the Company's common stock for the five trading days prior to issuance or 80% of the average of the closing bid price per share of the Company's common stock for three of the ten trading days preceding the date of conversion. The Series A Preferred is subject to mandatory conversions two years after issuance.

     During the fiscal year ended September 30, 1999, the holders of the 700 shares of Series A converted 110 shares of the preferred into common stock at various times during the year in exchange for 501,552 shares of common stock.

     During the fiscal year ended September 30, 2000, the holders of the remaining 590 shares of Series A converted these shares of the preferred into common stock at various times during the year in exchange for 2,597,064 shares of common stock. Additionally, the Company issued 181,131 shares of common stock in lieu of payment of preferred stock dividends in arrears of $56,151.

     As of September 30, 1999, dividends in arrears associated with the Series A amounted to and $36,723. No dividends were in arrears as of September 30, 2000.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     Common Stock

     During the fiscal year ended September 30, 2000, the Company issued 1,658,452 shares of common stock through two separate private placements. The Company received $213,000 in gross proceeds from the issuance of 852,000 shares of common stock to officers of the Company. Additionally, the Company issued 806,452 shares of common stock to outside investors for $250,000. In connection with these sales, warrants to purchase 1,232,452 shares of common stock were issued. The warrants have varying expiration dates and are immediately exercisable. Of the warrants issued, 426,000 are valid for three years at an exercise price of $.50 per share and 806,452 are valid for five years at an exercise price of $.65 per share.

     During the fiscal year ended September 30, 1999, the Company exchanged $122,319 in services for the equivalent value of 455,754 shares of common stock. The Company also issued 140,000 shares of common stock worth $36,400 in connection with a settlement of a lawsuit with a former employee.

     During the fiscal year ended September 30, 2000, the Company exchanged $88,434 in services for the equivalent value of 388,979 shares of common stock. The Company also issued 478,677 shares of common stock worth $177,110 in connection with a settlement of a lawsuit. Of the 478,677 shares issued, 202,703 shares valued at $75,000 were issued directly while the other 275,974 shares valued at $102,110 were issued upon the immediate exercise of options and warrants granted in the settlement.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     Effective July 1999, the Company entered into an Agreement for Services with a director of the Company. As part of the agreement, the director's annual base compensation consists of $50,000, payable in equal monthly installments in the Company's common stock, and options to purchase 175,000 shares of the Company's common stock at an exercise price of $0.31 per share each year for three years. As of September 30, 2000 and 1999, none of the stock had been issued as compensation. The Company has accrued $12,500 at September 30, 2000 and 1999. In addition, the director received incentive options to acquire 688,235 shares of common stock at $0.2906 per share, which he exercised on July 13, 1999 for $200,000 in cash.

     As part of a settlement agreement to settle all outstanding amounts owed to a certain consulting firm, the Company issued warrants to purchase 117,623 shares of common stock in January 1999 with a total value of $10,586. The warrants are exercisable at $0.894 per share through August 18, 2001. The warrants were valued using the Black Scholes model in accordance with SFAS 123.

     On September 22, 1999, the Company settled an arbitration proceeding with an outside consultant whereby the Company agreed to issue 150,000 shares of common stock worth $31,500, a warrant to purchase 30,000 shares of common stock at $1.00 per share and a warrant to purchase 20,000 shares of common stock at $1.50 per share. The stock was subsequently issued in October 1999. The warrants were valued at $12,600 using the Black Scholes model and were recorded as consulting expense.

     During the fiscal year ended September 30, 1999, the Company issued additional options and warrants to purchase the Company's common stock in connection with the settlement of certain legal disputes previously discussed and for consulting services with a total value of $41,932. The options and warrants were valued using the Black Scholes model in accordance with SFAS No. 123.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     During the fiscal year ended September 30, 2000, the Company received proceeds of $30,250 in connection with the exercise of stock options for the purchase of 127,967 shares of common stock

     During the fiscal year ended September 30, 2000, the Company issued warrants to purchase 125,000 shares of the Company's common stock in connection with consulting services for a total value of $37,500. The warrants were valued using the Black Scholes model in accordance with SFAS No. 123.

     Stock Options

     The Company's Board of Directors has reserved 300,000, 1,150,000 and 4,000,000 shares under three stock option plans (1991, 1995, and 1997, respectively). The Company grants options under the Plan in accordance with the determinations made by the Option Committee. The Option Committee will, at its discretion, determine the individuals to be granted options, the time or times at which options shall be granted the number of shares subject to each option and the manner in which options may be exercised. The option price shall be the fair market value on the date of the grant and expire five years subsequent to the date of grant.

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 2000 and 1999: dividend yield of 0 percent, expected volatility of 95 to 140 percent, risk-free interest rates between 4 and 6 percent, and expected option lives of one to five years for all years presented.

     Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following unaudited pro forma amounts:

     Years Ended September 30,                        2000             1999
     =========================================================================

     Net loss
        As reported                              $ (2,575,814)    $ (1,057,779)
        Pro forma                                  (2,687,093)      (1,199,155)
     Net loss per share
        As reported                              $      (.16)     $      (.09)
        Pro forma                                       (.17)            (.10)
     =========================================================================

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2000 and 1999 and changes during the years ending on those dates is presented below:

                              Options                         Warrants
                    ---------------------------    ----------------------------

                                    Weighted                       Weighted
                    Number of       Average        Number of        Average
                     Shares      Exercise Price     Shares      Exercise Price
     ==========================================================================
     Outstanding     4,512,194    $       1.47      1,825,686    $       1.68
       10/1/98
     Granted         2,274,316            0.35        167,623            0.99
     Cancelled        (378,110)           1.59       (156,281)           2.16
     Exercised      (1,283,989)           0.28           --               --
     --------------------------------------------------------------------------

     Outstanding
       09/30/99      5,124,411            1.26      1,837,028            1.57
     Granted           804,788            0.28      1,488,258            0.55
     Cancelled      (1,718,628)           1.22       (690,000)           2.32
     Exercised        (273,135)           0.31       (130,806)           0.37
     --------------------------------------------------------------------------

     Outstanding
       9/30/00       3,937,436    $       1.14      2,504,480    $       0.83
     ==========================================================================

     Exercisable
       09/30/00      2,438,334    $       1.23      2,504,480    $       0.83
     Exercisable
       09/30/99      3,352,400    $       1.36      1,837,028    $       1.57
     ==========================================================================

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

                                           Options                Warrants
     =====================================================================

     Weighted average fair
          value of options and
          warrants granted
          during 2000                      $ 0.14                  $ 0.38

     Weighted average fair
          value of options and
          warrants granted
          during 1999                      $ 0.14                  $ 0.14


     The following information summarizes stock options and warrants outstanding and exercisable at September 30, 2000:


                                 Outstanding                   Exercisable
     ---------------------------------------------------------------------------
                                  Weighted
                                   Average
                                  Remaining     Weighted                Weighted
      Range of                   Contractual     Average                 Average
      Exercise       Number        Life in      Exercise    Number      Exercise
       Prices      Outstanding      Years         Price   Exercisable     Price
     ===========================================================================
       Options
     $0.21-$0.50    1,377,459        1.13        $ 0.29      657,797     $ 0.27
     $0.65-$1.13      376,496        1.89        $ 0.98      228,698       0.97
     $1.25-$1.75    1,496,844        1.74        $ 1.69    1,155,089       1.67
     $1.81-$2.13      686,637        0.70        $ 1.73      396,750       1.72
     ---------------------------------------------------------------------------

     $0.21-$2.13    3,937,436        1.36        $ 1.14    2,438,334     $ 1.23
     ===========================================================================

      Warrants

     $0.30-$0.50      551,000        2.78        $ 0.45      551,000     $ 0.45
     $0.65-$0.98    1,179,075        3.33        $ 0.70    1,179,075       0.70
     $1.00-$1.50      591,490        1.54        $ 1.05      591,490       1.05
     $1.87-$2.13      182,915        0.56        $ 1.99      182,915       1.99
     ---------------------------------------------------------------------------

     $0.30-$2.13    2,504,480        2.58        $ 0.83    2,504,480     $ 0.83
     ===========================================================================

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

8.   Employee Benefit Plans

     401 (k) Plan

     PlanGraphics, Inc. ("PlanGraphics") has a Section 401(k) deferred compensation provision covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at the PlanGraphics' discretion based upon the PlanGraphics' performance. The expense charged to operations for the plan was $49,999 and $50,900 for the years ended September 30, 2000 and 1999 and includes no discretionary match.

9.   Contingency

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

     Employment Agreements

     The Company has entered into employment agreements with two directors that extend from June 30, 2001 through June 30, 2003. The employment agreements set forth-annual compensation to the two directors of between $50,000 and $157,500 each.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

10.  Related Party Transactions

     A Director of the Company is the principal owner and executive officer of an organization that entered into a consulting agreement with the Company on July 6, 1999. The agreement ends upon the earlier of June 30, 2001; the date upon which the Director is not elected as a Director or is removed as a Director; and the date upon which he does not own more than 50% of the voting power of the organization. Under the agreement, the organization will provide certain services related to developing and implementing actions to increase shareholder value through articulation of a vision for the Company, identifying and reviewing merger and acquisition candidates, obtaining capital (debt or equity) to finance mergers and acquisitions, and recruiting and evaluating candidates for senior executive and director position. Compensation for these services consists of performance options in two quantities of 322,581 each to acquire common stock of the Company at an exercise price of $0.31 per share if the market capitalization of the Company exceeds $30 million for the first quantity and $60 million for the second quantity for 20 of 30 consecutive business days at any time prior to June 30, 2002. As of September 30, 2000, the Company had not achieved the market capitalization levels, which would require the additional compensation.

     Included in accounts payable at September 30, 2000 is $40,983 of interest due the CEO for interest in connection with guaranteeing certain debt of the Company's wholly-owned subsidiary.

11.  Litigation

     In 1998, the Company had appealed the Government's assessment of excessive reprocurement costs against the Company on a manufacturing contract terminated for default. The appeal of the default termination was unsuccessful. As such, the Company had recorded a reserve for $479,000 as of September 30, 1998 for potential losses. In March 1999, the assessment against the Company was settled with the Government for approximately $65,000, resulting in a recovery of approximately $414,000 from the September 30, 1998 estimated loss reserve.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     The Company was a defendant in an arbitration action brought by its former Chairman and CEO, alleging "constructive termination" of an employment agreement. Through a civil claim filed in July 1999 in Denver District Court, the Company asserted damages incurred by the Company for actions taken and not taken by the former Chairman and CEO. The matter was resolved through settlement dated November 19, 1999. The settlement required the Company to pay a total of $236,250 to the former Chairman and CEO and his counsel. All costs of the settlement have paid as of September 30, 2000.

     The Company was the respondent in an arbitration claim by their former Chief Financial Officer, which was filed in August 1999 with the American Arbitration Association. The former CFO claimed that he was constructively discharged and sought severance compensation equal to three year's compensation as allegedly provided for in his employment agreement. The Company asserted that the CFO resigned and was not constructively discharged; therefore he was entitled to no severance compensation. The case was arbitrated in February 2000. In a final decision on April 20, 2000 the arbitrator awarded the CFO $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with the Company. All costs associated with the arbitration award were expensed as of June 30, 2000. On July 18, 2000 the Company filed an appeal of that award. The appeal was not sustained. The Company will have to pay the former CFO the awarded sum and has entered into discussion with the former CFO to develop a schedule for the payment.

     The Company was the defendant in a claim for damages by former consultants in July 1999. The Company counterclaimed. As a result of directed mediation the claims were settled and the Company ultimately paid the consultants $175,000 in stock. The settlement resulted in an agreement that the consultants would relinquish its anti-dilution rights to a five-percent ownership in the company subsequent to the February 15, 2000 settlement agreement. The Company is engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

12.  Supplemental Data to Statement of Cash Flows

     Years Ended September 30,                            2000       1999
     =======================================================================

     Cash paid for interest                             $325,722   $438,101

     Non-cash Investing and Financing
        Activities:

     Preferred stock dividend accrued                     18,002     36,723

     Conversion of preferred stock into
        common stock                                     374,213     71,188
     =======================================================================


13.  Subsequent Events

     In February 2001 the Board of Directors approved a recapitalization plan as a precedent to the further execution of the Company's business plan. The Board of Directors authorized a right offering to existing shareholders of their common stock and to certain other qualified parties. The Board established February 28, 2000 as the record date and that the rights would be non-transferable. The terms of the offering have not yet been finalized.

     On February 9, 2001, the Board of Directors approved a loan in exchange for a convertible promissory note of $75,000 from a director. The funds are to be used for certain specified working capital requirements. The Board also approved a resolution authorizing the Company to provide to a related party a security interest in the ownership of their subsidiary, PlanGraphics, Inc. as further collateral for the director providing a standby letter of credit to further collateralized an extension of their subsidiary's line of credit with National City Bank of Kentucky. In a related matter, National City Bank provided an extension of a $500,000 line of credit for their operating subsidiary through April 30, 2001.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

     In November 2000 the Company announced that they had entered into a Letter of Intent to acquire certain business assets of Microhard Technology, Inc. and Certified Professionals and Engineers, Inc. As a result of due diligence reviews the Company decided to allow the Letter of Intent to lapse without a transaction. Both parties to the Letter of Intent have agreed to work together on a number of strategic and tactical initiatives and to revisit the acquisition discussions in the future. All costs associated with the proposed acquisition have been expensed.