Form 10QSB
period 2000-12-31
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2001-02-20
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000.

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


                        19039 East Plaza Drive, Suite 245
                                Parker, CO 80134
                                ----------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (720) 851-0716
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       19,382,955 Common Shares were outstanding as of December 31, 2000.


                                           Number of pages in this report is 14.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements include, but are not limited to, statements in this Form 10-QSB regarding:

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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the period ended September 30, 2000 and filed on Form 10-KSB under the caption "Item 1. Business - Risk Factors" beginning on page 8, our other Securities and Exchange Commission filings, and our press releases.

The use of pronouns "we," "us," and "our" refer to the company and its subsidiary, Plangraphics, Inc., collectively. We may refer to the investor or investors in our company as "you" or "your" in this report.

                                Table of Contents





Cautionary Note About Forward-Looking Statements                               2


Part I, Financial                                                              4


  Condensed and Consolidated Balance Sheet                                     4


  Condensed and Consolidated Statement of Operations                           6


  Condensed and Consolidated Statements of Cash Flow                           7


  Notes to Condensed and Consolidated Financial Statements                     8


  Management Discussion and Analysis                                          10


Part II Other Information                                                     13


Signature                                                                     14

Part 1
Financial Statements


         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets


                                                     December 31    September 30
                                                        2000            2000
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)

Assets

Current:
Cash and Cash Equivalents                            $   107,253    $    20,306
   Accounts receivable (net of allowance
      for doubtful accounts of $3,462 and $1,007)      1,520,984      1,386,774
   Prepaid expenses and other                            115,730        172,154
                                                     -----------    -----------
Total current assets                                   1,743,967      1,579,234
                                                     -----------    -----------

Property and Equipment:
   Land and building under capital
         lease - related party                         1,866,667      1,866,667
   Equipment and furniture                               706,668        699,165
   Other leased assets                                   255,602        255,600
                                                     -----------    -----------
                                                       2,828,937      2,821,432
Less accumulated depreciation and amortization        (1,154,730)    (1,084,027)
                                                     -----------    -----------
Net property and equipment                             1,674,207      1,737,405
                                                     -----------    -----------

Other Assets:

Goodwill, net of accumulated amortization              4,221,286      4,312,267
Other                                                     83,270        102,975
                                                     -----------    -----------

Total other assets                                     4,304,556      4,415,241
                                                     -----------    -----------

                                                     $ 7,722,731    $ 7,731,880
                                                     ===========    ===========


See accompanying notes to financial statements


           Integrated Spatial Information Solutions, Inc., and Subsidiary
                      Condensed and Consolidated Balance Sheets


                                                        December 31     September 30
                                                            2000            2000
                                                        (Unaudited)       (Audited)
                                                        ------------    ------------
Liabilities and Stockholders' Equity

Current:
Notes payable - current maturities                      $    780,762    $    559,647
Obligations under capital lease - current                      6,431          13,286
Obligations under capital
         leases - related party - current                     96,735          90,091
Checks written against future deposits                        32,186          61,612
Accounts payable                                           1,065,655         871,288
Accrued payroll costs and vacation                           320,061         325,613
Accrued expenses                                             494,008         696,841
Deferred revenue                                             192,972         201,578
                                                        ------------    ------------
Total current liabilities                                  2,988,810       2,819,956
                                                        ------------    ------------

Long-term Liabilities
Obligations under capital leases - related party           1,687,853       1,712,217
                                                        ------------    ------------
Total liabilities                                          4,676,664       4,532,173
                                                        ------------    ------------

Commitments and Contingencies:

Stockholders' Equity:
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  none outstanding                                              --              --

Common stock, no par value, 2,000,000,000
  shares authorized, 19,382,955 and 18,674,382 shares
  issued and outstanding at December 31, and
  September 30, 2000, respectively                        14,430,115      14,254,487
Common stock to be issued                                       --            25,000
Additional paid-in capital                                 3,465,866       3,400,882
Accumulated deficit                                      (14,849,914)    (14,480,662)
                                                        ------------    ------------
Total stockholders' equity                                 3,046,067       3,199,707
                                                        ============    ============
                                                        $  7,722,731    $  7,731,880
                                                        ============    ============


See accompanying notes to financial statements

                                       5

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)


                                                 Three Months Ended December 31,
                                                       2000             1999
                                                   ------------    ------------

Revenues                                           $  1,649,022    $  1,806,145
                                                   ------------    ------------

Costs and expenses:
   Salaries and employee benefits                       369,240         458,429
   Direct contract costs                                968,271       1,018,418
   General & Administrative Costs                       290,287         294,267
   Marketing Costs                                       40,829          47,716
   Being Public & Corporate Affairs                     118,291          14,398
   Other operating costs                                164,183         181,482
                                                   ------------    ------------
Total costs and expenses                              1,951,101       2,014,710
                                                   ------------    ------------
Operating loss                                         (302,079)       (208,565)
                                                   ------------    ------------

Other Income (expense):
   Interest expense                                     (80,597)        (73,102)
   Other income(expense)                                 13,424          15,942
                                                   ------------    ------------
Total other income (expense)                            (67,173)        (57,160)
                                                   ------------    ------------
Net loss                                               (369,252)       (265,725)
                                                   ------------    ------------
Preferred stock dividends                                  --            (8,850)
                                                   ------------    ------------
Net loss attributable to
    common stockholders                            $   (369,252)   $   (274,575)
                                                   ------------    ------------
Basic and diluted loss per common share:
Loss from continuing operations attributable to
   common stockholders                             $      (0.02)   $      (0.02)
Loss attributable to common stockholders                  (0.02)          (0.02)
                                                   ============    ============

Weighted average number of shares of
   common stock outstanding                          19,112,635      13,340,118
                                                   ============    ============


See accompanying notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                           Three Months Ended
                                                               December 31,
                                                           2000          1999
                                                         ---------    ---------
Operating Activities
Net loss                                                 $(369,252)   $(265,725)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                         161,684      181,483
     Provision for losses on accounts receivable             2,456      (30,000)
     Stock options and warrants issued/to be
        issued for services performed                       81,000       (5,291)
     Sale of assets                                           --         (1,213)
Changes in operating assets:
     (Increase) decrease in accounts receivable            (81,692)    (124,188)
     (Increase) decrease in other assets                    26,191      (32,556)
     Increase in accounts payable                           29,543      284,255
     Decrease (increase) in accrued expenses               (49,561)    (309,191)
     Increase (decrease) in deferred revenue                (8,142)     131,082
      Increase in deposits                                  (5,500)     (67,266)
                                                         ---------    ---------

Net cash used in operating activities                     (213,273)    (238,610)
                                                         ---------    ---------

Investing Activities:
Purchase of equipment                                       (7,507)     (88,317)
                                                         ---------    ---------
Net cash used in investing activities                       (7,507)     (88,317)
                                                         ---------    ---------

Financing Activities
Payments on checks written against future deposits         (29,426)        --
Proceeds from borrowing                                    185,000         --
Payments on debt                                            11,541      (94,435)
Proceeds from exercise of stock options                     20,612         --
Proceeds from Issuance of common stock                     120,000      156,041
Payments on stock repurchase liability                        --        (25,738)
                                                         ---------    ---------
Net cash provided by financing activities                  307,727       35,838
                                                         ---------    ---------
Net increase (decrease) in cash                             86,947     (291,059)

Cash and cash equivalents, beginning of period              20,306      373,825
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $ 107,253    $  82,766
                                                         =========    =========


See accompanying notes to financial statements

                 Integrated Spatial Information Solutions, Inc.
                                and Subsidiaries

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS


(1) Condensed and Consolidated Financial Statements

The condensed and consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed and consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position as of December 31, 2000, the consolidated results of our operations for the three-month periods ended December 31, 2000, and 1999 and statements of cash flows for the three-month periods then ended.

The accounting policies followed by us are set forth in the annual report of September 30, 2000, filed on Form 10-KSB and the audited consolidated financial statements in it with the accompanying notes. While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by us later in the year.

The consolidated results of operations for the three-month period ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year ending September 30, 2001.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                                     December 31    September 30
                                                        2000             2000
                                                     ----------       ----------
Contract Receivables:
   Billed                                             1,197,162        1,225,741
   Unbilled                                             327,284          162,040
                                                     ----------       ----------
                                                      1,524,446        1,387,781

Less allowance for doubtful accounts                      3,462            1,007
                                                     ----------       ----------

Accounts receivable, net                             $1,520,984       $1,386,774


Deferred revenue amounts were $127,6821 and $130,788 at December 31. 2000 and September 30, 2000, respectively, which represents amounts billed in excess of amounts earned.

We have historically received greater than 10% of annual revenues from one customer. One customer accounted for 37.5% of revenue for the quarter ended December 31, 2000, compared to 15.6% of revenue for the largest customer for the quarter ended December 31, 1999. In addition, at December 31, 2000 two customers accounted for 32.0% and 13.2% of accounts receivable, compared to two customers who accounted for 15.8% and 11.4% of accounts receivable at December 31, 1999.

(3) Provision for Income Taxes

At the beginning of the fiscal year we had net operating loss carryforwards of $9.8 million with expirations through 2020. At December 31, 2000, the amount of the net operating loss carryforward balance is estimated at $10.1 million. We expect to incur a minimal amount of alternative minimum tax for the fiscal year. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we will record a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Going Concern Issues

As a result of recurring losses from operations over several years, negative cash flows and certain other factors, the report of our independent certified public accountants for the fiscal year ended September 30, 2000 includes a qualification statement in the audit opinion expressing substantial doubt about our ability to continue as a going concern. Management believes that we have the capacity to address our immediate needs for cash and liquidity through an aggressive approach on a number of fronts. We have entered into a number of formal agreements and promissory notes as well as informal agreements with vendors and professional service providers to extend the terms on payables currently due. We also have reduced or delayed expenditures on items that are not critical to operations. The credit line available to our subsidiary organization has been extended through April 30, 2001. We have initiated a recapitalization effort based on a rights offering to shareholders of our common stock. Furthermore, during the course of FY 2000 we reduced monthly operational cash flow in excess of $27,000 per month and made final payments to our former CEO and to a former shareholder of PlanGraphics as well as "right" sizing our office leases. We recommend you review the Form 10-KSB for September 30, 2000 and read the more extensive Going Concern discussion at the beginning of Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 12 of that report and footnote 1 to the consolidated financial statements.

(5) Litigation

We were the respondent in an arbitration claim by our former Chief Financial Officer filed in August 1999 with the American Arbitration Association in Jacksonville, Florida. He claimed that he was constructively discharged and sought severance compensation equal to three year's compensation as allegedly provided for in his employment agreement. We asserted that he resigned and was not constructively discharged; therefore he was entitled to no severance compensation. The case was arbitrated in February 2000. In a final decision on April 20, 2000 the arbitrator awarded him, a total of $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with us. All costs associated with the arbitration award were expensed as of June 30, 2000. On July 18, 2000 we filed an appeal of that award in State Circuit Court for Duval County, Florida. The appeal was not sustained. We will have to pay our former CFO the awarded sum and have entered into discussion with him to develop a schedule for the payment. At this point in time the payment schedule has not yet been finalized.

(6) Sale of Common Stock

During a limited private offering that began in the fourth quarter of this fiscal year we sold 630,000 shares of our common stock and raised $157,500 with accredited investors and certain affiliates of our company. The offering consisted of $1,000 units each of which included 4,000 shares of common stock and three-year warrants to purchase 2,000 shares of common stock at $0.50 per share. We expect to receive a portion of the offering, $12,500 for 50,000 shares, in the ensuing quarter. The resulting shares from the offering have not been registered with the Securities and Exchange Commission and the resulting shares of stock are subject to the restrictions in Rule 144. The issuance of this common stock in this transaction was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) promulgated under Section 3(b) of the 1933 Act.

(7) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2005 as noted in Note 7 to the Consolidated Financial Statements in Form 10-KSB September 30, 2000.

(8) Subsequent Events

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

On February 9, 2001, the Board of Directors also approved a loan of $75,000 and we entered into a convertible promissory note payable to an entity controlled by a director. The proceeds are to be used for certain specified working capital requirements. The note matures on October 21, 2001 and is convertible into our common stock at the option of the holder at a designated conversion price of $0.07 per share or the price per share of any rights offering, whichever is lower. The Board also approved a resolution authorizing us to provide to a related party a security interest in the ownership of our subsidiary, PlanGraphics, Inc. as collateral for providing a standby letter of credit to further collateralize an extension of our subsidiary's line of credit with National City Bank of Kentucky. In a related matter, National City Bank provided an extension of a $500,000 line of credit for our operating subsidiary through April 30, 2001. See the discussion in Item 6, Management Discussion and Analysis in our Form 10-KSB for the fiscal year ended September 30, 2000.

We previously reported that our backlog of contracts and assignments increased from $8.6 million as of September 30, 2000 to $9.3 million as of December 31, 2000 an increase of 8% from the prior quarter and 102% from the comparable period in the prior year.

In November 2000 we announced that we entered into a Letter of Intent to acquire certain business assets of both Microhard Technology, Inc and Certified Professionals and Engineers, Inc. As a result of due diligence reviews we decided to allow the Letter of Intent to lapse at the end of January, 2001 without a transaction. Both parties to the Letter of Intent have agreed to work together on a number of strategic and tactical initiatives and to revisit the acquisition discussions in the future.

(9) Net Loss Per Common Share.

We have adopted Statement of Financial Accounting Standard ("SFAS") No. 128 issued by the Financial Accounting Standards Board. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, in order to disclose fully diluted earnings per share, when appropriate.

As we incurred net losses in both three month periods ending December 31, none of our outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive. The total of warrants and options outstanding at December 31, 2000 and December 31, 1999 were 7,008,405 and 6,941,201, respectively.


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

Going Concern:

In connection with their audit report on our Consolidated Financial Statements as of and for the year ended September 30, 2000, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow. Our operations are not currently profitable, although our subsidiary operation when viewed on a stand-alone basis has experienced breakeven or better levels of profitability since June 30, 2000.

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

The minimum level of funding that we require to meet the aforementioned funding requirements for the parent organization is approximately $1.5 million. Management intends to raise approximately $2.5 million through a rights offering during the first half of calendar year 2001 to our shareholders and certain other qualified investors (see Subsequent Events). Sums in excess of the $1.5 million will provide additional working capital for our subsidiary. In addition, management will seek additional and extended lines of credit.

Management believes that we have the capacity to address our immediate needs for cash and liquidity through an aggressive approach on a number of fronts. We have entered into a number of formal agreements and promissory notes as well as informal agreements with vendors and professional service providers to extend the terms on payables currently due. We also have reduced or delayed expenditures on items that are not critical to operations. The credit line available to our subsidiary organization has been extended through April 30, 2001. We have initiated a recapitalization effort based on a rights offering to shareholders of our common stock. Furthermore, during the course of FY 2000 we reduced monthly cash flows in excess of $27,000 per month as a result of final payments to our former CEO and to a former shareholder of PlanGraphics as well as "right" sizing our office leases.

We also will continue to periodically consider the sale of our interest in Jobsview.com L.L.C., held by our operating subsidiary. The 7.9% ownership interest of this entity is valued at our original investment cost of $56,400 on the PlanGraphics balance sheet. Recent sales of equity by Jobsview.com would value the holdings at approximately $460,000.

Efforts to conserve and develop new sources of cash and equity are complimentary of the improved operating performance of our operating subsidiary since June 30, 2000. We anticipate the improved results to continue through the remainder of 2001 as a result of increased contract backlog and assignments as previously discussed.

Although management believes there is reasonable basis that we will successfully raise the needed funds through equity and debt financing, no assumption can be made that we will be able to raise sufficient capital to sustain operations or that the subsidiary business will be able to achieve a level of profitability sufficient to carry the parent company's operating expenses.

We suggest you read our Going Concern discussion on page 12 of our Form 10-KSB for September 30, 2000.

Financial Condition:

Liquidity. Cash increased to a total of $107,253 from $20,306 at September 30, 2000. The increase was primarily due to the receipt of proceeds from a private common stock offering.

Presently, we have a working capital deficit of approximately $1,244,843 versus working capital of $124,864 a year prior. The primary reason for this decrease was the amount of net losses recognized during FY 2000 resulting from decreased revenue and from non recurring expenses for litigation settlements.

As a result of losses from operations and the deficit working capital balance, our ability to timely meet payment due dates could be in question. Our management team estimates that, based upon current expectations for growth, we will require additional funding of up to $2.5 million for the recapitalization of the company and the execution of our current business plan, including the financing of our anticipated capital expenditures, operating losses and the evaluation of acquisition targets. Of the $2.5 million, an estimated $1.2 million will be used to reduce accounts payable and to settle an arbitration award. The balance will be used for general working capital. In addition to increased cash flow from operations and deferrals of payments through agreements with contractors and vendors, we intend to obtain this funding from one or more of the following sources:

o a rights offering to shareholders of the company's common stock and other qualified parties during the first half of calendar year 2001;

o the receipt of proceeds from the exercise of warrants and options that are priced at $0.50 or less per share of underlying common stock. We have approximately 1,250,464 at December 31, 2000 of such options and warrants that are presently exercisable and if 75% were to be exercised would produce about $332,000 in proceeds. At the present time the market price is too low to expect the receipt of proceeds; and

o extending a credit facility to finance working capital and capital expenditures.

Our management team believes our current operating funds, along with these additional financing sources, will be sufficient to fund our cash requirements for at least the next twelve months.

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders; however, we will provide existing shareholders an opportunity to protect their position through a rights offering during the first half of calendar 2001. In addition, we will, from time to time, consider the acquisition of or investment in additional complementary businesses, products, services, and technologies; and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Should we be unsuccessful in our efforts to raise capital, we may be required to modify or curtail our plans for growth.

Capital Resources. During this period our operating subsidiary successfully negotiated an extension to its asset based line of credit to provide flexibility in managing cash flows. In addition the Company completed a limited private offering to our officers and directors and certain other accredited investors during the current period. As of the filing of this report we have issued 580,000 shares of common stock for gross proceeds of $145,000. We also issued 290,000 warrants to purchase common stock at a price of $0.50 per share. They are valid for three years. The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.

Results of Operations:

First Quarter of Fiscal Year 2001

Operating revenue for the first quarter of FY 2001 amounted to $1,649,022 and resulted entirely from our operating subsidiary, PlanGraphics, Inc., geographic information systems activities. This level of current quarter revenue reflects a decrease of 9% from the same period of the prior year. Management believes this decrease was related to delays encountered in the start up of contracts and work assignments awarded in the fourth quarter of FY 2000 and the first quarter of FY2001. Although we typically encounter some lag time finalizing contractual arrangements with client organizations and arranging needed resources before we can begin work, the length of the delay is unpredictable. As a consequence, delays of unexpected length impacted our revenue generation. In large part, notices to proceed were obtained for most of the delayed assignments by mid-December. As a consequence of this recent development, when taken in conjunction with the 102% increase in our backlog of work to $9.3 million from $4.6 million last year at this time, we expect to see increased revenue in the ensuing quarters.

Revenue for the first quarter of FY 2001 represented an increase of 6.7% over revenue generated from operations in the fourth quarter of FY 2000 despite the delayed assignments mentioned previously and a 44% increase over revenue generated from operations in the third quarter of FY2000. Management believes this trend of revenue increases is a result of increased levels of contracts and assignments developed over the past 6 months, a trend that is anticipated to continue through the remainder of the year based on our 100% increase in backlog and assignments over last year at this time.

Our total operating costs and expenses amounted to $1,951,101 or 118% of revenue. The costs reflect a $63,609 or 3.2% reduction of operating costs from the same period in the prior year. Comparing year to year the major variance was an increase of $103,893 in the first quarter of FY 2001 for expenditures on being public; costs principally associated with increased fees for audits, investment banking and shareholder communications. Reductions in costs were a result of spending constraints implemented to better align costs with revenues while accommodating a need for more aggressive corporate development and communications. General and Administrative costs remained constant and all other categories of cost were reduced in approximate proportion to the reduced revenues (i.e., 9%).

Operating costs for our subsidiary for the first quarter of FY 2001 were $1,601,764 or 97% of revenues. Its operating cost in first quarter FY 2001 were down 3% from $1,650,033 of the prior quarter and 10.1% or $161,876 from the same period a year prior.

Our operating loss increased by $93,514 or by 45% from last fiscal year's first quarter operating loss of $208,565. This change reflects the $103,893 of increased expenditures for being public and corporate affairs. Had the company elected to constrain expenditures on corporate affairs and shareholder communications, operating losses could have been lower; reducing the loss to a level comparable to the same period of the prior year.

Our subsidiary had an operating income of $47,307 or 3% for the first quarter of FY 2001. This compares favorably to the subsidiary's $89,672 net operating loss in the fourth quarter of FY 2000 and is comparable to the prior year period operating income of $42,504. The operating loss in the prior quarter was offset in part by a $70,000 settlement of an infringement of a non compete agreement to the benefit of our subsidiary. Management believes our operating subsidiary will continue its six month trend of positive cash flows and profitability.

Interest expense increased slightly from that of the prior year by $7,495 as a result of higher interest rates and a small increase in the average outstanding balance of PlanGraphics' line of credit as compared to the prior year period.

Other income decreased slightly to $13,425 from the prior year total of $15,952 principally as a result of reduced commissions on travel expenditures.

Preferred stock dividends decreased from $8,850 to zero for the current period as there was no preferred stock outstanding at December 31, 2000.

Net loss attributable to common stockholders amounted to $369,252 for the current period, an increase of $94,677 over the prior quarter resulted principally from the first quarter increase in expenses related to corporate affairs and being public.

Contract Backlog

We have a backlog of GIS contracts and work assignments amounting to approximately $9.3 million. The year prior there was $4.6 million of uncompleted work in the backlog. We expect this 102% increase in backlog to be reflected as significantly increased revenue in the ensuing quarters.

Deferred Tax Valuation Allowance -- FY 2001

We have net operating loss carryforwards of approximately $10.1 million (See
Note 4 to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2000). We have established a 100 % valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5.

ITEM 2. CHANGES IN SECURITIES

During a limited private offering that began in the third quarter of fiscal year 2000 we sold 630,000 shares of our common stock and to raise $157,500 with accredited investors and certain affiliates of our company. The offering consisted of $1,000 units each of which included 4,000 shares of common stock and three-year warrants to purchase 2,000 shares of common stock at $0.50 per share. We expect to receive the remaining subscription for $12,500 and 50,000 shares in the ensuing quarter. The resulting shares from the offering have not been registered with the Securities and Exchange Commission and the resulting shares of stock are subject to the restrictions in Rule 144. The issuance of this common stock in this transaction was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) promulgated under Section 3(b) of the 1933 Act.

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

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

Exhibits filed since the beginning of the current quarter:

See Exhibits 10.9, 10.10 and 10.11 filed with our Form 10-KSB for the period ended September 30, 2000 for documents related to a standby letter of credit provided by a related party and a convertible promissory note we entered into with a related party.

Reports on Form 8-K filed since the beginning of the current quarter:

See Form 8-K filed on January 16, 2001 disclosing the delay in filing our Form 10-KSB for September 30, 2000 and that it would be filed in approximately 30 days.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Integrated Spatial Information Solutions, Inc.

Dated: February 19, 2001


                                  /S/ Fred Beisser
                                  ----------------
                                  Frederick G. Beisser
                                  Vice President-Finance & Administration,
                                  Secretary & Treasurer and Principal Financial Accounting Officer