Form 10QSB
period 2001-03-31
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2001-05-21
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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


                        19039 East Plaza Drive, Suite 245
                                Parker, CO 80134
      ....................................................................
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (720) 851-0716
                  .............................................
              (Registrant's telephone number, including area code)


     .......................................................................
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

          19,606,525 Common Shares were outstanding as of May 17, 2001.


                                           Number of pages in this report is 16.

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

The use of pronouns "we," "us," and "our" refer to the company and its subsidiary, Plangraphics, Inc., collectively. We may refer to the investor or investors in our company as "you" or "your" in this report. We may also refer to our company as "ISIS" in this report.

                                Table of Contents





Cautionary Note About Forward-Looking Statements                          2


Part I Financial  Information                                             4


   Item 1. Financial Statements                                           4


    Condensed and Consolidated Balance Sheets                             4


    Condensed and Consolidated Statements of Operations                   6


    Condensed and Consolidated Statements of Cash Flow                    7


    Notes to Condensed and Consolidated Financial Statements              8


  Item 2. Management Discussion and Analysis                             11


Part II Other Information                                                15


Signature                                                                16

                                     Part I
                              Financial Information
Item 1. Financial Statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets

                                                    March 31      September 30
                                                      2001           2000
                                                  (Unaudited)      (Audited)
--------------------------------------------------------------------------------
Assets

Current:
Cash and Cash Equivalents                         $    9,910     $   20,306
   Accounts receivable (net of allowance
      for doubtful accounts of $0 and $1,007)      1,843,120      1,386,774
   Prepaid expenses and other                         99,734        172,154
---------------------------------------------------------------------------
Total current assets                               1,952,764      1,579,234
---------------------------------------------------------------------------

Property and Equipment:
   Land and building under capital
       lease - related party                       1,866,667      1,866,667
   Equipment and furniture                           706,670        699,165
   Other leased assets                               255,600        255,600
---------------------------------------------------------------------------
                                                   2,828,937      2,821,432
Less accumulated depreciation and amortization     1,223,502      1,084,027
---------------------------------------------------------------------------
Net property and equipment                         1,605,435      1,737,405
---------------------------------------------------------------------------

Other Assets:

Goodwill, net of accumulated amortization          4,130,305      4,312,267
Other                                                 86,954        102,974
---------------------------------------------------------------------------

Total other assets                                 4,217,259      4,415,241
---------------------------------------------------------------------------

                                                  $7,775,458     $7,731,880
---------------------------------------------------------------------------

See accompanying  notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets

                                                      March 31       September 30
                                                        2001             2000
                                                    (Unaudited)       (Audited)
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current:
Notes payable - current maturities                 $    574,793    $    559,647
Other notes payable                                     246,530            --
Obligations under capital lease - current                 1,630          13,286
Obligations under capital
    leases - related party - current                    106,933          90,091
Checks written against future deposits                   94,582          61,612
Accounts payable                                        935,086         871,288
Accrued payroll costs and vacation                      379,701         325,613
Accrued expenses                                        545,767         696,841
Deferred revenue                                        299,834         201,578
--------------------------------------------------------------------------------
Total current liabilities                             3,184,856       2,819,956
--------------------------------------------------------------------------------

Long-term Liabilities
Obligations under capital leases - related party      1,662,705       1,712,217
--------------------------------------------------------------------------------
Total liabilities                                     4,847,561       4,532,173
--------------------------------------------------------------------------------

Commitments and Contingencies:

Stockholders' Equity:
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  none outstanding                                         --              --

Common stock, no par value, 2,000,000,000 shares
  authorized, 19,546,525 and 18,674,382 shares
  issued and outstanding March 31, 2001, and
  September 30, 2000, respectively                   14,467,115      14,254,487
Common stock to be issued                                  --            25,000
Additional paid-in capital                            3,553,366       3,400,882
Accumulated deficit                                 (15,092,584)    (14,480,662)
--------------------------------------------------------------------------------
Total stockholders' equity                            2,927,897       3,199,707
--------------------------------------------------------------------------------
                                                   $  7,775,458    $  7,731,880
--------------------------------------------------------------------------------

See accompanying  notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)

                                                         Six months ended               Three months ended
                                                             March 31,                       March 31,
                                                             ---------                       ---------
                                                        2001             2000           2001             2000
--------------------------------------------------------------------------------------------------------------1
Revenues                                          $  3,438,028    $  3,368,138    $  1,789,006    $  1,561,989

Cost and expenses
    Salaries and employee benefits                     799,037         944,924         429,797         486,495
    Direct contract costs                            1,935,946       1,990,534         967,674         972,116
    General & administrative costs                     548,616         635,917         258,329         330,582
    Marketing costs                                    103,491         154,655          62,661          88,007
    Public & corporate affairs expense                 145,573          33,127          27,281          18,730
    Other operating costs                              322,928         336,488         158,747         185,004
--------------------------------------------------------------------------------------------------------------

Total costs and expenses                             3,855,591       4,095,645       1,904,489       2,080,934
--------------------------------------------------------------------------------------------------------------

Operating loss                                        (417,563)       (727,507)       (115,483)       (518,945)
--------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense                                  (238,763)       (172,843)       (158,166)        (99,741)
    Other income                                        44,404          32,727          30,978          16,785
    Loss on litigation                                    --          (584,892)           --          (584,892)

--------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (194,359)       (725,008)       (127,188)       (667,848)

--------------------------------------------------------------------------------------------------------------
Loss from continuing operations                       (611,922)     (1,452,515)       (242,671)     (1,186,793)
--------------------------------------------------------------------------------------------------------------


Net loss                                              (611,922)     (1,452,515)       (242,671)     (1,186,793)
--------------------------------------------------------------------------------------------------------------

Preferred stock dividends                                 --           (18,002)           --            (9,152)
--------------------------------------------------------------------------------------------------------------


Net loss attributable to common
stockholders                                      $   (611,922)   $ (1,470,517)   $   (242,671)     (1,195,945)
--------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share:

Loss from continuing operations attributable to
common stockholders                               $       (.03)   $       (.10)   $       (.01)   $       (.08)

Loss attributable to common stockholders          $       (.03)   $       (.10)   $       (.01)   $       (.08)


Weighted average number of shares of common
stock outstanding                                   19,260,453      14,484,849      19,411,556      15,544,840
--------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Cash Flow
                                   (Unaudited)

Six Months Ended March 31,                                2001           2000
-------------------------------------------------------------------------------
Operating Activities:
Net loss                                             $  (611,922)   $(1,452,515)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                       321,437        366,043
     Provision for losses on accounts receivable          (1,007)       (51,577)
     Stock options and warrants issued/to be
        issued for services performed                    124,500        181,050
      Loss on litigation                                    --          505,000
     Sale of assets                                         --           (2,426)
     Write off of acquisition costs                       25,608           --
     Amortization of debt discount                        75,000           --
Changes in operating assets:
     (Increase) decrease in accounts receivable         (455,339)       248,184
     (Increase) decrease in other assets                  62,832        (25,784)
     Increase in accounts payable                        310,529        196,768
     Increase in accrued expenses                        (28,718)      (228,371)
     Increase (decrease) in deferred revenue              51,191         (1,011)
     Increase in deposits                                 47,065       (143,187)
-------------------------------------------------------------------------------

Net cash used in operating activities                    (78,824)      (407,826)
-------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                     (7,505)      (112,041)
Restricted cash                                             --           25,000
-------------------------------------------------------------------------------
Net cash used in investing activities                     (7,505)       (87,041)
-------------------------------------------------------------------------------

Financing Activities:
Payments on checks written against future deposits        32,970        102,450
Proceeds from borrowing                                   75,000           --
Payments on debt                                        (172,649)      (110,220)
Proceeds from issuance of common stock                   120,000        382,610
Proceeds from exercise of stock options                   20,612           --
Payments on stock repurchase liability                      --          (47,556)
-------------------------------------------------------------------------------
Net cash provided by financing activities                 75,933        327,284
-------------------------------------------------------------------------------
Net increase (decrease) in cash                          (10,396)      (167,583)

Cash and cash equivalents, beginning of period            20,306        373,825
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $     9,910    $   206,242
-------------------------------------------------------------------------------

See accompanying notes to financial statements

                 Integrated Spatial Information Solutions, Inc.

                                and Subsidiaries

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed and Consolidated Financial Statements

The condensed and consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed and consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position as of March 31, 2001, the consolidated results of our operations for the three and six-month periods ended March 31, 2001, and 2000 and statements of cash flows for the six-month periods then ended.

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

The consolidated results of operations for the six-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year ending September 30, 2001.

Certain prior year financial statements have been restated to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                                  March 31         September 30
                                                    2001               2000
-------------------------------------------------------------------------------
Contract Receivables:
   Billed                                       1,483,869           1,225,741
   Unbilled                                       359,251             162,040
-------------------------------------------------------------------------------
                                                1,843,120           1,387,781

Less allowance for doubtful accounts                 --                 1,007
-------------------------------------------------------------------------------
Accounts receivable, net                      $ 1,843,120         $ 1,386,774

Deferred revenue amounts were $299,834 and $201,578 at March 31, 2001 and September 30, 2000, respectively, which represents amounts billed in excess of amounts earned.

We have historically received greater than 10% of annual revenues from one or more customers. One customer accounted for 29.9% of revenue for the quarter ended March 31, 2001, compared to 19.5% of revenue for the largest and different customer for the quarter ended March 31, 2000. In addition, at March 31, 2001 two customers accounted for 40.7% and 15% of accounts receivable, compared to two different customers who accounted for 29.5% and 10% of accounts receivable at March 31, 2000. The largest of our current "customers" represents a contract vehicle utilized by as many as 10 different departments within the contracting organization through individual order assignments. The diversity of order assignments and range of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial reports.

(3) Provision for Income Taxes

At the beginning of the fiscal year we had net operating loss carryforwards of $9.8 million with expirations through 2020. At March 31, 2001, the amount of the net operating loss carryforward balance is estimated at $10.3 million. We expect to incur a minimal amount of alternative minimum tax for the fiscal year. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Going Concern Issues

As a result of recurring losses from operations over several years, negative cash flows and certain other factors, the report of our independent certified public accountants for the fiscal year ended September 30, 2000 includes a qualification statement in the audit opinion expressing substantial doubt about our ability to continue as a going concern. Management believes that we have the capacity to address our immediate needs for cash and liquidity through an aggressive approach on a number of fronts. We have entered into a number of formal and informal agreements with vendors and professional service providers to extend the terms on payables currently due. We also have reduced or delayed expenditures on items that are not critical to operations. The credit line available to our subsidiary organization expired April 30, 2001 and we have obtained a commitment for a replacement line of credit with Branch Banking and Trust Company ("BB&T") providing for an initial maximum principal amount of $500,000 (See Note 11, below). We have initiated a recapitalization effort based on a rights offering to shareholders of our common stock (see Note 8, below). Furthermore, during the course of FY 2000 we reduced monthly operational cash flow in excess of $27,000 per month and made final payments to our former CEO and to a former shareholder of PlanGraphics as well as "right" sizing our office leases. We recommend you review the Form 10-KSB for September 30, 2000 and read the more extensive Going Concern discussion at the beginning of Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 12 of that report and footnote 1 to the consolidated financial statements.

(5) Litigation

We were the respondent in an arbitration claim by our former Chief Financial Officer filed in August 1999 with the American Arbitration Association in Jacksonville, Florida. He claimed that he was constructively discharged and sought severance compensation equal to three year's compensation as allegedly provided for in his employment agreement. We asserted that he resigned and was not constructively discharged; therefore he would have been entitled to no severance compensation. The case was arbitrated in February 2000. In a final decision on April 20, 2000 the arbitrator awarded him, a total of $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with us. All costs associated with the arbitration award were expensed as of June 30, 2000. On July 18, 2000 we filed an appeal of that award in State Circuit Court for Duval County, Florida. The appeal was not sustained. We will have to pay our former CFO the awarded sum and costs. Subsequent to March 31, 2001 we made an initial payment of $48,000 and have developed a schedule for the balance that is acceptable to both parties.

(6) Sale of Common Stock

During a limited private offering that began in the fourth quarter of the prior fiscal year we sold 580,000 shares of our common stock and raised $145,000 with accredited investors and certain affiliates of our company. The offering consisted of $1,000 units each of which included 4,000 shares of common stock and three-year warrants to purchase 2,000 shares of common stock at $0.50 per share. The resulting shares from the offering have not been registered with the Securities and Exchange Commission and the resulting shares of stock are subject to the restrictions in Rule 144. The issuance of the common stock in this transaction was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2).

(7) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2005 as noted in Note 7 to the Consolidated Financial Statements in Form 10-KSB September 30, 2000.

(8) Recapitalization

On February 9, 2001 the Board of Directors approved a recapitalization plan as a precedent to the further execution of the company's business plan. The Board of Directors authorized a rights offering to existing shareholders of our common stock and to certain other qualified parties. The Board directed management to prepare the SB-2 registration statement and related prospectus documents and to file them with the SEC. The Board has established April 30, 2001 as the record date and that the rights will be non-transferable. The company determined that it would establish and announce the pricing, volume, subscription ratio, other terms of the offering and the anticipated issuance date at the time of its final filing with the SEC. The offering will be completed during the first half of calendar year 2001.

The Board of Directors authorized consulting agreements with Crossways Consulting Group, Inc. and Brean Murray & Co., Inc. for advice and assistance in the completion of our shareholder rights offering. The agreements provide that we will, upon successful completion of the offering, issue warrants to each of the companies to acquire common stock in a quantity equal to two percent of the number of shares outstanding immediately after completing the offering. The warrant exercise fee will be equal to 110% of the shareholder rights subscription fee.

(9) Related Party Transaction

On February 9, 2001, the Board of Directors also approved a loan of $75,000 and we entered into a convertible promissory note payable to Human Vision LLC, an entity controlled by a director. The proceeds are to be used for certain specified working capital requirements. The note matures on October 21, 2001 and is convertible into our common stock at the option of the holder at a designated conversion price of $0.07 per share or the price per share of any rights offering, whichever is lower. As a result of this beneficial conversion feature, we have recorded the debt discount amount of $75,000 as a charge to interest expense and a credit to additional paid in capital as required by Emerging Issues Task Force ("EITF") Issue 98-5. The Board also approved a resolution authorizing us to provide to Human Vision LLC a security interest in the ownership of our subsidiary, PlanGraphics, Inc. as collateral for providing a standby letter of credit to further collateralize an extension of our subsidiary's line of credit with National City Bank of Kentucky. In a related matter, National City Bank provided extensions of the commercial notes underlying a line of credit for our operating subsidiary through June 11, 2001. See the discussion in Item 6, Management Discussion and Analysis in our Form 10-KSB for the fiscal year ended September 30, 2000.

(10) Net Loss Per Common Share.

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

As we incurred net losses in the three and six-month periods ending March 31, none of our outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive. The total of warrants and options outstanding at March 31, 2001 and 2000 were 7,250,747 and 8,065,880, respectively.

(11) Subsequent Events.

Line of Credit. On April 30, 2001 the Line of Credit with National City Bank with a loan balance of approximately $500,000 expired. Our subsidiary has received a line of credit commitment from a Maryland based banking institution, BB&T, comparable in terms with the previous line and for an initial amount of $500,000. The new line of credit will also be collateralized by the accounts receivable of PlanGraphics, a standby letter of credit provided by a related party, Human Vision L.L.C. and the personal guarantee of an officer and director. The closing of the line of credit is expected to occur by the end of May, 2001. In parallel, PlanGraphics, National City Bank of Kentucky and Human Vision L.L.C have agreed to an extension of the commercial note and the original standby letter of credit through June 11, 2001 to allow for an orderly transition of the line of credit.

Convertible Promissory Note. On May 21, 2001 the terms of the Human Vision promissory note concerning the note's conversion were amended effective as of the note's date of origination. The note, as amended, provides that any balance of unpaid principle or accrued interest remaining unpaid as of February 3, 2002 will automatically be converted into our common stock and that the holder shall not have the option to convert the note prior to such date. All other terms remain unchanged.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

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

We require additional funds to bring current our accounts payable, to satisfy our obligations to a former officer as a result of an arbitration award, to repay PlanGraphics for funds advanced in the normal course of business and for working capital through the fiscal year ending September 30, 2002. PlanGraphics requires funds in excess of the amounts due from the parent organization to provide working capital for operations and growth of its business.

The minimum level of funding that we require to meet the aforementioned funding requirements for ISIS is approximately $1.5 million. Management intends to raise approximately $2.5 million net of expenses through the pending shareholder rights offering. In addition, management may seek additional and extended lines of credit. Our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our working capital requirements as we resume internal growth.

To address our immediate needs for cash and liquidity, we have entered into a number of formal and informal agreements with vendors and professional service providers to extend the terms on payables currently due. Our accounts payable to trade at March 31, 2001 is approximately $200,200 which includes $90,000 beyond standard terms, and $42,000 in payables covered by informal agreements with five of our vendors. PlanGraphics has accounts payable to trade, subcontractors and vendors of approximately $734,900 of which $419,000 are beyond thirty days. It has formal payment arrangements with two vendors totaling $246,530. PlanGraphics also has informal agreements with an additional eight vendors and subcontractors for a total of $224,900.

We also have reduced or delayed expenditures on items that are not critical to operations. During May 2001 PlanGraphics obtained a commitment from Branch Banking and Trust Company for a $500,000 line of credit to replace the line of credit with National City Bank of Kentucky that expired on April 30, 2001. The promissory note underlying the expired line of credit has been extended to June 11, 2001 to allow for an orderly transition to the new lender and PlanGraphics expects to finalize the transaction by the end of May, 2001. The new line of credit will expire on January 31, 2002. Furthermore, during the course of the fiscal year ended September 30, 2000, we were able to reduce monthly cash flows in excess of $27,000 per month after we made final payments to our former chief executive officer and to a former shareholder of PlanGraphics as well as "right"-sized our office leases.

We also will continue to consider periodically the sale of our interest in Jobsview.com LLC, held by PlanGraphics. The 7.9% ownership interest of this entity is valued at our original investment cost of $56,400 on the PlanGraphics balance sheet. Sales during calendar year 2000 of equity by Jobsview.com would value our holdings at approximately $460,000. Efforts to conserve and develop new sources of cash and equity are complimentary of the improved operating performance of our operating subsidiary during the past two quarters. We anticipate the improved results to continue through the remainder of 2001 as a result of increased contract backlog and assignments as discussed below.

Although management feels there is a reasonable basis to believe that we will successfully raise the needed funds through equity and debt financing, and successfully extend or refinance the line of credit, no assumption can be made that we will be able to raise sufficient capital to sustain operations or that the subsidiary business will be able to achieve a level of profitability sufficient to carry the parent company's operating expenses. Even though we have successfully obtained working capital in the past by extending our line of credit and raising funds through private placements, there can be no assurance that we will be successful in the future.

We also suggest you read our Going Concern discussion on page 12 of our Form 10-KSB for September 30, 2000.

Liquidity. Cash decreased to a total of $9,910 from $20,306 at September 30, 2000. The decrease was primarily due to the use of cash in operations.

As of March 31, 2001, we had a net working capital deficit of $1,232,092 as compared to a working capital deficit of $440,758 at March 31, 2000. The increase in working capital deficit resulted primarily from the operating loss offset by funds from the private placement received in the first fiscal quarter.

In the six months ended March 31, 2001, we used net cash of $78,824 in operations, as compared to $407,826 used in operations in the six months ended March 31, 2000. The reduction in cash use was related primarily to the operating loss coupled with the increase in accounts receivable offset by changes in several other operating asset and liability accounts. We expect to continue to have operating cash flow deficiencies for the near future as we develop and expand our business.

In the six months ended March 31, 2001, net cash used in investing activities was $7,505 as compared to $87,041 of net cash used by investing activities in the six months ended March 31, 2000. Decreased equipment purchases accounted for the change.

We generated net cash of $75,933 from financing activities in the six months ended March 31, 2001, as compared to $327,284 in the six months ended March 31, 2000. This decrease was primarily the result of increased payments on debt and a reduction of $262,000 in proceeds received from the issue of common stock.

Capital Resources.

As of September 30, 2000, we had lease payment commitments through 2005 of $2,403,075, that will require total annual payments of approximately $572,000 during the fiscal year ending September 30, 2001 as compared to $655,000 for the fiscal year ended September 30, 2000. Of the required payment amount for the current fiscal year, approximately $109,000 is for capital lease obligations and $463,000 relates to operating leases. Management believes normal operating cash flows are adequate to fund these payments. (See also Note 6 to the September 30, 2000 Financial Statements.) We consider our facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for additional facilities expansion has been entered into for the year ending September 30, 2001. In recent years, however, we have transitioned to smaller and less expensive space when possible. If any of the existing leases were to be terminated, we believe there are affordable alternate facilities available and such action would not have an adverse impact.

Since entering the information technology sector in 1997, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. In addition, a portion of our capital expenditures has been financed through capital lease obligations payable to financial institutions. We have also on occasion borrowed limited amounts from John C. Antenucci, our acting chief executive officer and Gary Murphy, PlanGraphics' chief financial officer in order to fund temporary working capital requirements. At March 31, 2001 there was no balance outstanding to them and we owed $75,000 to a director's company as discussed in Note 9, above.

During the fiscal year that ended September 30, 2000, we issued 1,658,452 shares of common stock through two private placements in consideration of approximately $463,000 in gross proceeds. In connection with these sales, we also issued warrants to purchase 1,232,452 shares of common stock with varying expiration dates. The warrants are all immediately exercisable and 630,000 are valid for three years and have an exercise price of $.50 per share and 806,452 are valid for five years and have an exercise price of $0.65 per share.

In October 2000, we completed the sale of another private offering to accredited investors and officers and directors. Pursuant to that offering, we issued 580,000 shares of common stock for gross proceeds of $145,000. We also issued 290,000 warrants to purchase common stock at a price of $0.50 per share, such warrants being exercisable for three years from the date of issue.

On February 9, 2001 we borrowed $75,000 from one of our directors and executed a convertible promissory note as discussed in Note 9, above. On May 15, 2001 we borrowed an additional $40,000 from the same director. The proceeds from these borrowings were used to meet certain working capital requirements. In addition, PlanGraphics has obtained a commitment from Branch Banking and Trust Company for a $500,000 line of credit to replace the line of credit with National City Bank of Kentucky that expired on April 30, 2001. The expired line of credit has been extended to June 11, 2001 to allow for an orderly transition to the new lender and PlanGraphics expects to finalize the transaction by the end of May, 2001. The new line of credit will expire on January 31, 2002.

As of March 31, 2001, we had minimal cash and cash equivalents. Our management team estimates that, based upon current expectations for growth, we will require additional funding of up to $2.5 million for the recapitalization of the company and the execution of our current business plan, including the financing of our anticipated capital expenditures, operating losses and the evaluation of acquisition targets. Our management team believes that our current operating funds along with the additional funds generated by the pending shareholder rights offering will be sufficient to fund our cash requirements through September 30, 2002.

The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.


Operations Outlook

We believe that information technology, which includes geographic information systems or "GIS," continues to be a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and creating additional markets. We also believe the potential gross profit margins in information technology are much higher than we presently experience and we are working to grow the spatial data management and integration solutions of our GIS business base according to forward looking statements in our business plan, augmenting growth to be achieved through acquisitions.

PlanGraphics had work backlog and assignments of approximately $9.6 million as of March 31, 2001 and $8.6 million as of September 30, 2000, compared to $5.0 million of work backlog and order assignments as of March 31, 2000 and $5.4 million as of September 30, 1999. PlanGraphics reports backlog based on executed contracts. Assignments include contract awards where documentation is pending and task orders that are placed against existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Most of our orders are from existing or previous customers with whom we have a good relationship. Therefore, we do not anticipate cancellation of such contracts or order assignments. The balance of the revenue from existing backlog and assignments will be recognized through the fiscal years ending September 30, 2002.

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

Our management team believes that we have the capacity to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. We have entered into a number of formal agreements and promissory notes as well as informal agreements with vendors and professional service providers to extend the terms on payables currently due. We have reduced or delayed expenditures on items that are not critical to operations. Additionally, the underlying promissory note for the credit line available to PlanGraphics expired on April 30, 2001 but has been extended through June 11, 2001 to provide for an orderly transition to the new replacement line of credit. During May, 2001 PlanGraphics obtained a commitment from Branch Banking and Trust Company for a $500,000 line of credit to replace the expired line of credit with National City Bank of Kentucky. The new line of credit will expire on January 31, 2002.

We also periodically consider the sale of our interest in Jobsview.com L.L.C., held by PlanGraphics. The 7.9% ownership interest in Jobsview.com is valued at the investment cost of $56,400 on the PlanGraphics balance sheet. Recent sales of common stock by Jobsview.com during fiscal year 2000 would value our holdings at approximately $480,000. Efforts to conserve and to develop new sources of cash and equity are complimentary to the improved operating performance of PlanGraphics during the past two quarters. We anticipate the improvement to continue through the remainder of 2001 and to be accompanied by positive cash flows.

Results of Operations:

First Half of Fiscal Year 2001

Operating revenue for the first half of FY 2001 amounted to $3,438,028 a slight increase from $3,368,138 in the prior year and resulted entirely from our operating subsidiary, PlanGraphics, Inc., geographic information systems activities. Management believes that revenues were constrained by delays encountered in the start up of contracts and work assignments awarded in the fourth quarter of FY 2000 and the first quarter of FY 2001. As a consequence, delays of unexpected length previously impacted our revenue generation. Notices to proceed were obtained for most of the delayed assignments by mid-December. Accordingly, we have experienced small increases in revenue and expect to see further revenue increases in the ensuing quarters.

Our total operating costs and expenses amounted to $3,855,591 or 112% of revenue, The costs reflect a reduction of operating costs from the prior year period of a $240,054 or 5.8%. Comparing year to year the major variances were reductions in salaries, employee benefits and overhead, partially offset by increased expenditures in public and corporate affairs. These costs are associated with the costs of being public; costs principally associated with increased fees for audits, investment banking and shareholder communications. Reductions in costs were a result of spending constraints implemented to better align costs with revenues while accommodating a need for more aggressive corporate development and communications

As noted above, revenues for our subsidiary, PlanGraphics, Inc. increased by 2% from the prior year's six month period. Operating costs for our subsidiary for the first half of FY 2001 were $3,251,270 or 94% of revenues, down 8% from $3,522,504 incurred during the same period a year prior.

Our operating loss decreased by $309,944 or by 43% from last fiscal year's first half operating loss of $727,507. In addition to the reductions of operating costs and expenses, this decrease reflects a five percent reduction in interest expenses and no charges associated with litigation as was the case in the prior period. PlanGraphics had an operating income of $186,757 for the first half of FY 2001. This compares favorably to PlanGraphic's $154,367 net operating loss in the first half of FY 2000. Management believes PlanGraphics will continue its six month trend of positive cash flows and profitability.

Interest expense increased from that of the prior year by $65,620 as a result of amortization of the expense related to a beneficial conversion recorded upon the issue of convertible debt (see Note 9) offset by a small decrease in the average outstanding balance of PlanGraphics' line of credit as compared to the prior year period and lower interest rates.

Other income increased slightly to $44,404 from the prior year total of $32,727 principally as a result of improved commissions received on company travel transactions.

Preferred stock dividends decreased from $18,002 to zero for the current period as there was no preferred stock outstanding during the period.

Net losses, attributable to common stockholders amounted to $611,922 for the current period, a decrease of 58% or $840,593 from the prior period and resulted principally from the absence of litigation settlement costs of $584,892 that were reported in the prior year in addition to the factors described above.

Second Quarter of Fiscal Year 2001

Operating revenue for the second quarter of FY 2001 amounted to $1,789,006 and resulted entirely from our operating subsidiary, PlanGraphics, Inc., geographic information systems activities. This level of current quarter revenue reflects an increase of 15% from the same period of the prior year. Management believes this increase was related to the initiation of contracts awarded during the fourth quarter of FY 2000 and the first quarter of FY 2001.

Our total operating costs and expenses amounted to $1,904,489 or 106% of revenue. The costs reflect a $176,445 or 8.5% reduction of operating costs from the same period in the prior year. Comparing year to year, cost incurred in all areas were reduced, the largest reduction in salaries, benefits and general overhead. The reductions were offset in some part with a small increase in public & corporate affairs expenses to $27,281. Reductions in costs were a result of spending constraints implemented to better align costs with revenues while accommodating a need for more aggressive corporate development and communications.

Operating costs for PlanGraphics for the second quarter of FY 2001 were $1,641,877 or 92% of revenues. The subsidiary's operating costs in the second quarter FY 2001 increased 2% from $1,609,393 in the first quarter FY 2001, and decreased 7% or $116,987 from the same period a year prior.

Our operating loss decreased by $403,462 or by 78% from last fiscal year's second quarter operating loss of $518,942. This change reflects $227,017 increase in revenues, a decrease of $176,445 in operating expenses and a suspension of acquisition activities and associated expenses.

PlanGraphics had an operating income of $147,129 or 8% of revenue for the second quarter of FY 2001. This compares favorably to its net operating loss of $196,872 in the same quarter of the prior year. Management believes our PlanGraphics will continue its trend of positive cash flows and profitability.

Interest expense increased from that of the prior year by $58,425 as a result of a amortization expense related to a beneficial conversion recorded upon the issueance of convertible debt (see Note 9) offset by a small decrease in the average outstanding balance of PlanGraphics' line of credit as compared to the prior year period.

Other income increased 85% to $30,978 from the prior year total of $16,785 principally as a result of increased commissions received on travel transactions.

Preferred stock dividends decreased from $9,152 to zero for the current period as there was no preferred stock outstanding during the period.

Net loss attributable to common stockholders amounted to $242,671, or ($.01) per share for the current period, a decrease of $953,274 over the prior year quarter and resulted principally from the absence of $584,892 in litigation settlement expenses reported in the prior year and the reduction of $403,462 in operating losses. Net income of PlanGraphics was approximately $92,500 or 0.5(cent) per share

Contract Backlog

As of March 31, 2001, our operating subsidiary, PlanGraphics, had work backlog and order assignments of approximately $9.6 million comparing favorably to a total of $5.0 million of work backlog and assignments at March 31, 2000, $9.3 million on December 31, 2000, $8.6 million on September 30, 2000 and $5.4 million on September 30, 1999. We expect this 92% increase in backlog over the prior year to be reflected as increased revenue and profitability in the ensuing quarters.

Deferred Tax Valuation Allowance -- FY 2001

We have net operating loss carryforwards of approximately $10.3 million (See
Note 4 to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2000). We have established a 100 % valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5.

ITEM 2. CHANGES IN SECURITIES

During the month of March, 2001 we issued a total of 86,028 shares of unregisterd common Stock valued at $25,000 to Gary S. Murray as compensation for services as Chairman of the Board of Directors in a private offering pursuant to our Services Agreement of July 1999 with him. The resulting shares from the offering have not been registered with the Securities and Exchange Commission and are subject to the restrictions in Rule 144. The issuance of this common stock in this transaction was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the 1933 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

Exhibits filed since the beginning of the current quarter:

Exhibits 10.9, 10.10 and 10.11 filed February 20, 2001 with our Form 10-KSB for the period ended September 30, 2000 for documents related to a standby letter of credit provided by Human Vision LLC and a convertible promissory note we entered into with Human Vision LLC.

Reports on Form 8-K filed since the beginning of the current quarter:

Form 8-K filed on January 16, 2001 disclosing the delay in filing our Form 10-KSB for September 30, 2000 and that it would be filed in approximately 30 days.

Form 8-K filed on March 14, 2001 announcing the revised record date of April 30, 2001 for shareholders entitled to participate in the Shareholder Rights Offering.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Integrated Spatial Information Solutions, Inc .

Dated: May 21, 2001

                                /S/  Fred Beisser
                                -----------------
                                Frederick G. Beisser
                                Vice President-Finance & Administration,
                                Secretary & Treasurer
                                and Principal Financial Accounting Officer