Form 10QSB
period 2001-06-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2001-08-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    ---------------

Commission file number 0-14273

                 INTEGRATED SPATIAL INFORMATION SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


         COLORADO                                                84-0868815
 ..................................                         .....................
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


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

        19,606,525 Common Shares were outstanding as of August 13, 2001.


Number of pages in this report is 17.

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

                                Table of Contents


Cautionary Note About Forward-Looking Statements                    2


Part I Financial  Information                                       4


   Item 1. Financial Statements                                     4


    Condensed and Consolidated Balance Sheets                       4


    Condensed and Consolidated Statements of Operations             6


    Condensed and Consolidated Statements of Cash Flow              7


    Notes to Condensed and Consolidated Financial Statements        8


  Item 2. Management Discussion and Analysis                        11


Part II Other Information                                           16


Signature                                                           17

                                     Part I
                              Financial Information

Item 1. Financial Statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets

                                                          June 30   September 30
                                                            2001        2000
                                                        (Unaudited)   (Audited)
--------------------------------------------------------------------------------
Assets

Current:
Cash and Cash Equivalents                               $    7,078    $   20,306
   Accounts receivable (net of allowance
      for doubtful accounts of $0 and $1,007)            1,938,876     1,386,774
   Prepaid expenses and other                               69,227       172,154

--------------------------------------------------------------------------------
Total current assets                                     2,015,181     1,579,234

--------------------------------------------------------------------------------

Property and Equipment:
   Land and building under capital
       lease - related party                             1,866,667     1,866,667
   Equipment and furniture                                 710,052       699,165
   Other leased assets                                     255,602       255,600

--------------------------------------------------------------------------------
                                                         2,832,321     2,821,432
Less accumulated depreciation and amortization           1,289,311     1,084,027

--------------------------------------------------------------------------------
Net property and equipment                               1,543,010     1,737,405

--------------------------------------------------------------------------------


Other Assets:

Goodwill, net of accumulated amortization                4,039,324     4,312,267
Other                                                       86,953       102,974

--------------------------------------------------------------------------------
Total other assets                                       4,126,277     4,415,241

--------------------------------------------------------------------------------
                                                        $7,684,468    $7,731,880

--------------------------------------------------------------------------------

See accompanying  notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets

                                                        June 30      September 30
                                                         2001            2000
                                                      (Unaudited)      (Audited)
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current:
Notes payable - current maturities                 $    410,551    $    559,647
Other notes payable                                     288,530            --
Obligations under capital lease - current                 1,630          13,286
Obligations under capital
    leases - related party - current                     99,074          90,091
Checks written against future deposits                   83,313          61,612
Accounts payable                                      1,297,359         871,288
Accrued payroll costs and vacation                      322,362         325,613
Accrued expenses                                        552,498         696,841
Deferred revenue                                        230,350         201,578

--------------------------------------------------------------------------------
Total current liabilities                             3,285,677       2,819,956

Long-term Liabilities
Obligations under capital leases - related party      1,636,748       1,712,217

--------------------------------------------------------------------------------
Total liabilities                                     4,922,415       4,532,173

--------------------------------------------------------------------------------

Commitments and Contingencies:

Stockholders' Equity:
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  none outstanding                                         --              --

Common stock, no par value, 2,000,000,000 shares
  authorized, 19,606,525 and 18,674,382 shares
  issued and outstanding at June 30, 2001, and
  September 30, 2000, respectively                   14,472,515      14,254,487
Common stock to be issued                                  --            25,000
Additional paid-in capital                            3,599,866       3,400,882
Accumulated deficit                                 (15,310,328)    (14,480,662)

--------------------------------------------------------------------------------
Total stockholders' equity                            2,762,053       3,199,707

--------------------------------------------------------------------------------
                                                   $  7,684,468    $  7,731,880

--------------------------------------------------------------------------------

See accompanying  notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)

                                                     Nine months ended               Three months ended
                                                          June 30,                        June 30,
                                                          --------                        --------
                                                    2001            2000           2001            2000
----------------------------------------------------------------------------------------------------------
Revenues                                      $  5,590,343    $  4,515,147    $  2,152,315    $  1,147,009

Cost and expenses
    Salaries and employee benefits               1,240,381       1,417,738         441,344         472,814
    Direct contract costs                        3,264,887       2,767,865       1,328,942         777,331
    General & administrative costs                 821,267         931,597         272,651         263,283
    Marketing costs                                161,249         215,742          57,759         121,039
    Public & corporate affairs expense             194,935          65,055          49,362          33,927
    Other operating costs                          479,720         516,198         156,790         150,156

----------------------------------------------------------------------------------------------------------
Total costs and expenses                         6,162,439       5,914,195       2,306,848       1,818,550

----------------------------------------------------------------------------------------------------------
Operating loss                                    (572,096)     (1,399,048)       (154,533)       (671,541)

----------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                              (317,914)       (249,743)        (79,151)        (76,900)

    Gain on Sale of Assets                           2,915
    Other income                                    60,344          34,248          15,940           4,436
    Loss on litigation                                --              --          (589,432)         (4,540)

Total other income (expense)                      (257,570)       (802,012)        (63,211)        (77,004)

----------------------------------------------------------------------------------------------------------

Net loss                                          (829,666)     (2,201,060)       (217,744)       (748,545)

Preferred stock dividends                             --           (18,002)           --              --

----------------------------------------------------------------------------------------------------------
Net loss attributable to common
stockholders                                  $   (829,666)   $ (2,219,062)   $   (217,744)       (748,545)

----------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share:

Loss attributable to common stockholders      $       (.04)   $       (.14)   $       (.01)   $       (.04)

Weighted average number of shares of common
stock outstanding                               19,556,525      15,846,301      19,576,525      18,579,375

------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Cash Flow
                                   (Unaudited)

Nine Months Ended June 30,                                 2001          2000
-------------------------------------------------------------------------------
Operating Activities:
Net loss                                             $  (829,666)   $(2,201,060)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                       478,227        542,757
     Provision for losses on accounts receivable          (1,007)
     Stock issued in settlement of litigation               --          175,000
     Stock options and warrants issued/to be
        issued for services performed                    142,400        156,050
Sale of assets                                              --           (2,915)
     Write off of acquisition costs                       25,608           --
     Amortization of debt discount                        75,000           --
Changes in operating assets:
     (Increase) decrease in accounts receivable         (551,095)       671,904
     Decrease in prepaid expenses                        102,927         31,075
     Increase in accounts payable                        426,071        300,826
     Decrease in accrued expenses                       (147,594)      (296,414)
     Increase in deferred revenue                         28,772         72,641
     Increase in other assets                             (9,587)          --

-------------------------------------------------------------------------------
Net cash used in operating activities                   (259,944)      (550,136)

-------------------------------------------------------------------------------
Investing Activities:
Purchase of equipment                                    (10,889)      (117,461)

-------------------------------------------------------------------------------
Restricted cash                                             --           25,000

-------------------------------------------------------------------------------
Net cash used in investing activities                    (10,889)       (92,461)

Financing Activities:
Payments on checks written against future deposits        21,701         79,800
Proceeds from borrowing                                4,656,831      3,951,244
Payments on  debt                                     (4,561,539)    (3,987,822)
Proceeds from issuance of common stock                   120,000        432,610
Proceeds from exercise of stock options                   20,612           --
Payments on stock repurchase liability                      --          (62,103)

-------------------------------------------------------------------------------
Net cash provided by financing activities                257,605        413,729

-------------------------------------------------------------------------------
Net decrease in cash                                     (13,228)      (228,868)

Cash and cash equivalents, beginning of period            20,306        373,825

-------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $     7,078    $   144,957

-------------------------------------------------------------------------------

See accompanying notes to financial statements

                 Integrated Spatial Information Solutions, Inc.

                                and Subsidiaries

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed and Consolidated Financial Statements

The condensed and consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed and consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position as of June 30 2001, the consolidated results of our operations for the three and nine-month periods ended June 30, 2001, and 2000 and statements of cash flows for the nine-month periods then ended.

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

The consolidated results of operations for the nine-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year ending September 30, 2001.

Certain prior year financial statements have been restated to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                                   June 30       September 30
                                                     2001            2000
-------------------------------------------------------------------------------
                                                                   unaudited
Contract Receivables:
   Billed                                         $1,264,387       $1,225,741
   Unbilled                                          674,489          162,040

-------------------------------------------------------------------------------
                                                   1,938,876        1,387,781

Less allowance for doubtful accounts                    --              1,007

-------------------------------------------------------------------------------
Accounts receivable, net                          $1,938,876       $1,386,774

Deferred revenue amounts were $142,056 and $130,788 at June 30, 2001 and September 30, 2000, respectively, which represents amounts billed in excess of amounts earned.

We have historically received greater than 10% of annual revenues from one or more customers. The City of New York's (NY) Department of Information Technology and Telecommunications (NYDOITT)accounted for 36% of revenue for the quarter ended June 30 2001, compared to two customers, the Providence Gas Company of Rhode Island and the Horry County (SC) who accounted for 25%, and 10% of revenue, respectively, for the quarter ended June 30, 2000. In addition, at June 30, 2001 two customers, the NYDOITT and the City of Columbus (OH) accounted for 36% and 12% of accounts receivable, compared to three customers, Providence Gas Company of Rhode Island, EMA Services, Inc., and Nashville-Davidson County (TN) who accounted for 15%, 14% and 12%, respectively, of accounts receivable at June 30, 2000. NYDOITT is the largest of our current customers and represents services both as a client and as a contract vehicle utilized by as many as 10 different departments within the New York City government through individual order assignments. The diversity of order assignments, and range of departments as clients, diminishes the concentration of revenue and receivables in a manner not obvious from the financial reports.

(3) Provision for Income Taxes

At the beginning of the fiscal year we had net operating loss carryforwards of $9.8 million with expirations through 2020. At June 30, 2001, the amount of the net operating loss carryforward balance is estimated at $10.6 million. We expect to incur a minimal amount of alternative minimum tax for the fiscal year. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Going Concern Issues

As a result of recurring losses from operations over several years, negative cash flows and certain other factors, the report of our independent certified public accountants for the fiscal year ended September 30, 2000 includes a qualification statement in the audit opinion expressing substantial doubt about our ability to continue as a going concern. Management believes that we have the capacity to address our immediate needs for cash and liquidity through an aggressive approach on a number of fronts. We have entered into a number of formal and informal agreements with vendors and professional service providers to extend the terms on payables currently due. We also have reduced or delayed expenditures on items that are not critical to operations. The credit line available to our subsidiary organization expired April 30, 2001 and we obtained a replacement line of credit with Branch Banking and Trust Company ("BB&T") providing for an initial maximum principal amount of $500,000 (See Note 11, below). The new line of credit was entered into during May 2001. We have initiated a recapitalization effort based on a rights offering to shareholders of our common stock (see Note 8, below). Furthermore, during the course of FY 2000 we reduced monthly operational cash flow in excess of $27,000 per month and made final payments to our former CEO and to a former shareholder of PlanGraphics as well as "right" sizing our office leases. We recommend you review the Form 10-KSB for September 30, 2000 and read the more extensive Going Concern discussion at the beginning of Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 12 of that report and footnote 1 to the consolidated financial statements.

(5) Litigation

We were the respondent in an arbitration claim by our former Chief Financial Officer filed in August 1999 with the American Arbitration Association in Jacksonville, Florida. He claimed that he was constructively discharged and sought severance compensation equal to three year's compensation as allegedly provided for in his employment agreement. We asserted that he resigned and was not constructively discharged and therefore would not have been entitled to severance compensation. The case was arbitrated in February 2000. In a final decision on April 20, 2000 the arbitrator awarded him, a total of $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with us. All costs associated with the arbitration award were expensed as of June 30, 2000. On July 18, 2000 we filed an appeal of that award in State Circuit Court for Duval County, Florida. The appeal was not sustained. We will have to pay our former CFO the awarded sum and costs.
Subsequent to March 31, 2001 we made an initial payment of $48,000 and have developed a schedule for the balance that is acceptable to both parties.

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

(7) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2005 as noted in Note 6. to the Consolidated Financial Statements in Form 10-KSB September 30, 2000.

(8) Recapitalization

On February 9, 2001 the Board of Directors approved a recapitalization plan as a precedent to the further execution of the company's business plan. The Board of Directors authorized a rights offering to existing shareholders of our common stock and to certain other qualified parties. The Board directed management to prepare the SB-2 registration statement and related prospectus documents and to file them with the SEC. The Board has established April 30, 2001 as the record date and that the rights will be non-transferable. The company, subsequent to June 30, 2001, determined that the rights would be priced at $0.035 per share, that each shareholder will receive four rights for each share held at the record date and that each shareholder may exercise over-subscription rights up to seven times their shareholding as of the record date, subject to availability and prorata allocations of over-subscription requests. We expect to complete the offering during calendar year 2001.

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

(9) Related Party Transaction

On February 9, 2001, the Board of Directors approved a loan of $75,000 and we entered into a convertible promissory note payable to Human Vision LLC, an entity controlled by a director. The proceeds are to be used for certain specified working capital requirements. The note was to mature on October 21, 2001 and was convertible into our common stock at the option of the holder at a designated conversion price of $0.07 per share or the price per share of any rights offering, whichever is lower. The beneficial conversion feature of $75,000, computed in accordance with the Emerging Issues Task Force ("EITF") Issue 98-5, has been recorded as a discount on the debt and will be accreted from the date of issuance to the stated redemption date (originally October 12, 2001, amended on May 15, 2001 to February 2, 2002, 2001) in accordance with EITF Issue 00-27. On May 15, 2001, we borrowed an additional $40,000 from Human Vision LLC pursuant to the same terms as the aforementioned promissory note. A beneficial conversion feature of $34,000 has been reflected as a discount on the debt and will similarly be accreted from the date of issuance to the stated redemption date (May 16, 2002). Through June 30, 2001, we have reflected $75,000 of interest expense in connection with the accretion of the discount. The original convertible promissory note was also amended to no longer allow the conversion at the option of the holder.

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

On April 30, 2001 the Line of Credit with National City Bank with a loan balance of approximately $500,000 expired. During May 2001 our subsidiary obtained a line of credit from a Maryland based banking institution, BB&T, comparable in terms with the previous line and for an initial amount of $500,000. The new line of credit is also collateralized by the accounts receivable of PlanGraphics, a standby letter of credit provided by a related party, Human Vision L.L.C. and the personal guarantee of an officer and director.


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

As we incurred net losses in the three and nine-month periods ending June 30, none of our outstanding options or warrants were included in the computation of diluted earnings per share as their effect would be anti-dilutive. The total of warrants and options outstanding at June 30, 2001 and 2000 were 8,070,909 and 6,778,477, respectively.

(11) Supplemental Cash Flow Information

During the nine months ended June 30, 2001 and 2000 we paid $225,200 and $223,115 for interest expense, respectively.

During the nine months ended June 30, 2001 and 2000, we paid $6,770 and $16,175 for income taxes, respectively.

In accordance with the convertible note issued to Human Vision LLC, we recorded a discount on the notes of $109,000 and a corresponding credit to additional paid in capital in connection with a beneficial conversion feature.

(12) Recently Issued Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 1421) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. AFAS 142 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance on SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

We accounted for our previous business combinations using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $4,039,324 and other intangible assets is nil. Amortization expense during the nine-month period ended June 30, 2001 was $272,943. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and 142 will impact our financial position and results of operations.


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

The minimum level of funding that we require to meet the aforementioned funding requirements for ISIS is approximately $1.4 million. Management intends to raise approximately $2.8 million before expenses through the pending shareholder rights offering. In addition, management may seek additional and extended lines of credit. Our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our working capital requirements as we resume internal growth.

To address our immediate needs for cash and liquidity, we have entered into a number of formal and informal agreements with vendors and professional service providers to extend the terms on payables currently due. Our accounts payable to trade is approximately $135,877 which includes $104,416 beyond standard terms and $34,590 in payables covered by informal agreements with five of our vendors. We also have a short-term note payable with our independent auditors, BDO Seidman LLP, that is dated February 15, 2001 and has a balance of $91,000 at June 30, 2001. PlanGraphics has accounts payable to trade, subcontractors and vendors of approximately $1,113,982 of which $435,110 is beyond 30 days. It has a short-term note with Evans, Mechwart, Hambleton & Tilton, Inc. dated November 7, 2000 with an outstanding balance of $119,280. PlanGraphics has informal agreements with an additional eight vendors and subcontractors for a total of $245,160.

During May 2001 PlanGraphics obtained a $500,000 line of credit from Branch Banking and Trust Company that replace previous line of credit with National City Bank of Kentucky that expired on April 30, 2001. The promissory note underlying the expired line of credit was extended to June 11, 2001 to allow for an orderly transition to the new lender and PlanGraphics finalized the transaction during May, 2001. The new line of credit will expire on January 31, 2002. Further, during the course of the fiscal year ended September 30, 2000, we were able to reduce monthly cash flows in excess of $27,000 per month after we made final payments to our former chief executive officer and to a former shareholder of PlanGraphics as well as "right"-sized our office leases.

We also will continue to consider periodically the sale of our interest in Jobsview.com LLC, held by PlanGraphics. The 7.9% ownership interest of this entity is valued at our original investment cost of $56,400 on the PlanGraphics balance sheet. Sales during calendar year 2000 of equity by Jobsview.com would value our holdings at approximately $480,000. No sales subsequent to calendar year 2000 have occurred. We note that the value of our holdings may be significantly less than the aforementioned amount. Efforts to conserve and develop new sources of cash and equity are complimentary of the improved operating performance of our operating subsidiary during the past two quarters. We anticipate the improved results to continue through the remainder of 2001 as a result of increased contract backlog and assignments as discussed below.

Although management believes there is a reasonable basis to believe that we will successfully raise the needed funds through equity and debt financing, and successfully extend or refinance the line of credit, no assumption can be made that we will be able to raise sufficient capital to sustain operations or that the subsidiary business will be able to achieve a level of profitability sufficient to carry the parent company's operating expenses. Even though we have successfully obtained working capital in the past by extending our line of credit and raising funds through private placements, there can be no assurance that we will be successful in the future.

We also suggest you read our Going Concern discussion on page 12 of our Form 10-KSB for September 30, 2000.

Liquidity. Cash decreased to a total of $7,078 from $20,306 at September 30, 2000. The decrease was primarily due to the use of cash in operations.

As of June 30, 2001, we had a net working capital deficit of $1,270,486 as compared to a working capital deficit of $1,017,997 at June 30, 2000. The increase in working capital deficit resulted primarily from the operating losses offset by funds from the private placement received in the first fiscal quarter.

In the nine months ended June 30, 2001, we used net cash of $259,943 in operations, as compared to $550,136 used in operations in the nine months ended June 30, 2000. The reduction in cash use was related primarily to the decreased operating loss coupled with the increase in accounts receivable offset by changes in several other operating asset and liability accounts. We expect to continue to have operating cash flow deficiencies for the near future as we develop and expand our business.

In the nine months ended June 30, 2001, net cash used in investing activities was $10,889 as compared to $92,461 of net cash used by investing activities in the nine months ended June 30, 2000. Decreased equipment purchases accounted for the change.

We generated net cash of $257,604 from financing activities in the nine months ended June 30, 2001, as compared to $413,729 in the nine months ended June 30, 2000. Because operations did not consume as much cash during the current year, we were able to reduce our private sales of common stock. Therefore, this decrease was primarily the result of the reduction of $312,610 in proceeds received from the issue of common stock.

Capital Resources.

As of September 30, 2000, we had lease payment commitments through 2005 of $2,403,075, that will require total annual payments of approximately $572,434 during the fiscal year ending September 30, 2001 as compared to $655,000 for the fiscal year ended September 30, 2000. Of the required payment amount for the current fiscal year, approximately $351,618 is for capital lease obligations and $220,816 relates to operating leases. Management believes normal operating cash flows are adequate to fund these payments. (See also Note 6 to the September 30, 2000 Financial Statements.) We consider our facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for additional facilities expansion has been entered into for the year ending September 30, 2001. In recent years, however, we have transitioned to smaller and less expensive space when possible. If any of the existing leases were to be terminated, we believe there are affordable alternate facilities available and such action would not have an adverse impact.

Since entering the information technology sector in 1997, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. In addition, a portion of our capital expenditures has been financed through capital lease obligations payable to financial institutions. We have also on occasion borrowed limited amounts from John C. Antenucci, our acting chief executive officer and Gary Murphy, PlanGraphics' chief financial officer in order to fund temporary working capital requirements. At June 30, 2001 there was no balance outstanding to them and we owed $115,000 to a director's company secured by promissory notes as discussed in Note 9 to the financial statements.

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

On February 9, 2001 we borrowed $75,000 from one of our directors and executed a convertible promissory note as discussed in Note 9 to the financial statements. On May 15, 2001 we borrowed an additional $40,000 from the same director. The proceeds from these borrowings were used to meet certain working capital requirements. In addition, PlanGraphics has obtained $500,000 line of credit during May 2001 from Branch Banking and Trust Company that replaced the line of credit with National City Bank of Kentucky that expired on April 30, 2001. The new line of credit will expire on February 2, 2002.

As of June 30, 2001, we had minimal cash and cash equivalents. Our management team estimates that, based upon current expectations for growth, we will require additional funding of up to $2.5 million for the recapitalization of the company and the execution of our current business plan, including the financing of our anticipated capital expenditures, operating losses and the evaluation of acquisition targets. Our management team believes that our current operating funds along with the additional funds generated by the pending shareholder rights offering will be sufficient to fund our cash requirements through September 30, 2002. The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.

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

PlanGraphics had work backlog and assignments of approximately $9.3 million as of June 30, 2001 and $8.6 million as of September 30, 2000, compared to $7.1 million of work backlog and order assignments as of June 30, 2000 and $5.4 million as of September 30, 1999. Of the $9.3 million, approximately $8.4 million is expected to be completed within 12 months. PlanGraphics reports backlog based on executed contracts. Assignments include contract awards where documentation is pending and task orders that are placed against existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Most of our orders are from existing or previous customers with whom we have a good relationship. Therefore, we do not anticipate cancellation of such contracts or order assignments. Revenue from existing backlog and assignments will be recognized through the fiscal years ending September 30, 2002.

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

Our management team believes that we have the capacity to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. We have entered into a number of formal agreements and promissory notes as well as informal agreements with vendors and professional service providers to extend the terms on payables currently due. We have reduced or delayed expenditures on items that are not critical to operations. During May, 2001
PlanGraphics obtained a $500,000 line of credit from Branch Banking and Trust Company that replaced the previous line of credit with National City Bank of Kentucky. This new line of credit will expire on February 2, 2002.

Results of Operations:

First Nine Months of Fiscal Year 2001

Operating revenue for the nine months of FY 2001 amounted to $5,590,343 a 24% increase from $4,515,147 in the prior year and resulted entirely from our operating subsidiary, PlanGraphics, Inc., geographic information systems activities. Management believes that revenues were constrained by delays encountered in the start up of contracts and work assignments awarded in the fourth quarter of FY 2000 and the first quarter of FY 2001. As a consequence, delays of unexpected length previously impacted our revenue generation. Notices to proceed were obtained for most of the delayed assignments by mid-December 2000. Accordingly, we are now experiencing increases in revenue and expect to see further revenue increases in the ensuing quarters.

Our total operating costs and expenses amounted to $6,162,439 or 110% of revenue. The costs reflect an increase of operating costs from the prior year period of only $248,244, or 4.2%, versus the 24% increase in revenue. Comparing year to year the major variances were increases in direct contract costs and costs of being public partially offset by reduced expenditures in acquisition and marketing costs as well as salaries and benefits.

As noted above, revenue for our subsidiary, PlanGraphics, Inc., increased by 24% over the prior year's nine month total. Total costs and expenses for our subsidiary for the nine months of FY 2001 were $5,254,263, or 94% of revenue, an increase of only 4.2% from the $5,039,380 of total costs and expenses for the nine month period of the prior year, comparing very favorably to the 24% increase in revenue for the period.

Our operating loss decreased by $826,952 or by 59% from last fiscal year's nine month operating loss of $1,399,048. PlanGraphics had operating income of $336,079 for the nine months of FY 2001. This compares favorably to PlanGraphics' $524,233 operating loss in the nine months of FY 2000. Management believes PlanGraphics will continue its nine month trend of positive cash flows and profitability.

Interest expense increased from that of the prior year by $68,171 as a result of $75,000 interest expense associated with the accretion of debt discount in connection with the beneficial conversion feature of the convertible promissory notes to Human Vision, LLC. This interest charge was offset by a small decrease in the average outstanding balance of PlanGraphics' line of credit as compared to the prior year period and lower interest rates.

Other income increased to $60,344 from the prior year total of $34,248 principally as a result of improved commissions received from company travel transactions.

Preferred stock dividends decreased from $18,002 to zero for the current period as there was no preferred stock outstanding during the current period.

Net losses, attributable to common stockholders amounted to $829,666 for the current period, a decrease of 63% or $1,389,396 from the prior year period and resulted principally from our reduced operating losses and from the absence of litigation settlement costs of $589,432 that were reported in the prior year.

Third Quarter of Fiscal Year 2001

Operating revenue for the third quarter of FY 2001 amounted to $2,152,315 and resulted entirely from our operating subsidiary, PlanGraphics, Inc., geographic information systems activities. This level of current quarter revenue reflects an increase of 88% from the same period of the prior year. Management believes this increase was related to the initiation of contracts awarded during the fourth quarter of FY 2000 and the first quarter of FY 2001.

Our total operating costs and expenses amounted to $2,306,848 or 107% of revenue, a significant improvement from the prior year's quarter when they were 159% of revenue. Comparing year to year, costs increased in most areas somewhat while direct contract costs, as would be expected, increased dramatically in response to increased revenue generation demands.

Operating costs for PlanGraphics for the third quarter of FY 2001 were $2,002,993 or 93% of revenues. The subsidiary's operating costs in the third quarter FY 2001 increased 22% from $1,641,877 in the second quarter FY 2001 in response to increased revenue, and also increased 32% or $486,117 from the same period a year prior for the same reason.

Our operating loss decreased by $517,008 or by 77% from last fiscal year's third quarter operating loss of $671,541. This change is a reflection of the $1,005,306 increase in revenues and a suspension of acquisition activities and associated expenses.

PlanGraphics had an operating income of $149,322 or 7% of revenue for the third quarter of FY 2001. This compares favorably to its operating loss of $369,866 in the same quarter of the prior year. Management believes PlanGraphics will continue its trend of positive cash flows and profitability.

Interest expense increased from that of the prior year by $2,251 as a result of the average outstanding balance of PlanGraphics' line of credit as compared to the prior year period.

Other  income  increased  259% to  $15,940  from the prior  year total of $4,436
principally   as  a  result  of   increased   commissions   received  on  travel
transactions.

Net loss attributable to common stockholders amounted to $217,744, or ($.01) per share for the current period, a decrease of $530,801 from the prior year quarter and resulted principally from the reduction of $517,008 in operating losses. Net income of PlanGraphics was approximately $89,500 or 0.5(cent) per share

Contract Backlog

As of June 30, 2001, our operating subsidiary, PlanGraphics, had work backlog and order assignments of approximately $9.3 million comparing favorably to a total of $7.1 million of work backlog and assignments at June 30, 2000, and $8.6 million on September 30, 2000. We expect this 31% increase in backlog over the prior year to be reflected as increased revenue and profitability in the ensuing quarters as approximately $8.4 million is expected to be completed within 12 months.

Deferred Tax Valuation Allowance -- FY 2001

We have net operating loss  carryforwards  of  approximately  $10.6 million (See
Note 4 to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2000). We have established a 100 % valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5.

ITEM 2. CHANGES IN SECURITIES

During the month of April, 2001 we issued a total of 60,000 shares of unregistered common stock valued at $5,400 to Investor Relations Worldwide in payment of professional services. The resulting shares have not been registered with the Securities and Exchange Commission and are subject to the restrictions in Rule 144. The issuance of this common stock in this transaction was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the 1933 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

Exhibits filed since the beginning of the current quarter:

10.13 Promissory Note issued to Evans, Mechwart, Hambleton & Tilton, Inc. dated November 7, 2000 (filed with Registration Statement on Form SB-2/A on June 13, 2001).

10.14 Convertible Promissory Note by and between ISIS and HumanVision, L.L.C. dated May 15, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001).

10.15 First Amendment to Promissory Notes by ISIS for the benefit of HumanVision LLC dated May 21, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001).

10.16 Loan Agreement dated May 31, 2001 by and between Branch Banking and Trust Company, PlanGraphics, Inc., John C. Antenucci and Robin L. Antenucci (filed with Registration Statement on Form SB-2/A on June 13, 2001).

10.17 Security Agreement dated May 31, 2001 by and between Branch Banking and Trust Company and PlanGraphics, Inc. (filed with Registration Statement on Form SB-2/A on June 13, 2001).

10.18 Promissory Note by PlanGraphics, Inc. in favor of Branch Banking and Trust Company dated May 31, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001).

10.19 Guaranty Agreement dated May 31, 2001 by John C. Antenucci (filed with Registration Statement on Form SB-2/A on June 13, 2001).


Reports on Form 8-K filed since the beginning of the current quarter:

Not Applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Integrated Spatial Information Solutions, Inc .

Dated: August 14, 2001

                                 /S/  Fred Beisser
                                 -----------------------------------------
                                 Frederick G. Beisser
                                 Vice President-Finance & Administration,
                                 Secretary & Treasurer
                                 and Principal Financial Accounting Officer