Form 10QSB/A
period 2001-06-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2001-08-15
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    ---------------

Commission file number 0-14273

                 INTEGRATED SPATIAL INFORMATION SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


          COLORADO                                               84-0868815
 ...........................................                .....................
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


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

Number of pages in this report is 11.

Part One, Item 1

Part One, Item 1 is replaced in its entirety with the following pages. The quarterly report filed on August 14, 2001 is herewith amended to replace the Condensed and Consolidated Statements of Operations in its entirely to correct typographical errors that caused the Gain on other assets of $2,915 to erroneously appear in the Nine months ended June 30, 2001 column and caused Loss on litigation of $589,432 to erroneously appear in the Three months ended June 30, 2001 column.

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

--------------------------------------------------------------------------------

See accompanying  notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
               Condensed and Consolidated Statements of Operations
                                   (Unaudited)

                                                     Nine months ended               Three months ended
                                                          June 30,                        June 30,
                                                          --------                        --------
                                                    2001            2000           2001            2000
----------------------------------------------------------------------------------------------------------
Revenues                                      $  5,590,343    $  4,515,147    $  2,152,315    $  1,147,009

Cost and expenses
    Salaries and employee benefits               1,240,381       1,417,738         441,344         472,814
    Direct contract costs                        3,264,887       2,767,865       1,328,942         777,331
    General & administrative costs                 821,267         931,597         272,651         263,283
    Marketing costs                                161,249         215,742          57,759         121,039
    Public & corporate affairs expense             194,935          65,055          49,362          33,927
    Other operating costs                          479,720         516,198         156,790         150,156

----------------------------------------------------------------------------------------------------------
Total costs and expenses                         6,162,439       5,914,195       2,306,848       1,818,550

----------------------------------------------------------------------------------------------------------
Operating loss                                    (572,096)     (1,399,048)       (154,533)       (671,541)

----------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense                              (317,914)       (249,743)        (79,151)        (76,900)

    Gain on Sale of Assets                            --             2,915            --              --
    Other income                                    60,344          34,248          15,940           4,436
    Loss on litigation                                --          (589,432)           --            (4,540)
----------------------------------------------------------------------------------------------------------

Net loss                                          (829,666)     (2,201,060)       (217,744)       (748,545)

Preferred stock dividends                             --           (18,002)           --              --

----------------------------------------------------------------------------------------------------------
Net loss attributable to common
stockholders                                  $   (829,666)   $ (2,219,062)   $   (217,744)       (748,545)

----------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share:

Loss attributable to common stockholders      $       (.04)   $       (.14)   $       (.01)   $       (.04)

Weighted average number of shares of common
stock outstanding                               19,556,525      15,846,301      19,576,525      18,579,375

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

Dated: August 15, 2001

                                 /S/  Fred Beisser
                                 -----------------------------------------
                                 Frederick G. Beisser
                                 Vice President-Finance & Administration,
                                 Secretary & Treasurer
                                 and Principal Financial Accounting Officer