Form 10KSB
period 2001-09-30
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2001-12-31
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the  transition  period  from  __________ to ____________

Commission file number 0-14273

                 Integrated Spatial Information Solutions, Inc.
                         (Name of small business issuer)

            Colorado                                     84-0868815
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               19039 East Plaza Drive, Suite 245, Parker CO 80134
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

Issuer's telephone number (720) 851-0716

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:

      Title of each class:                Name of Exchange on which registered:
      Common Stock, no par value                        (None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $7,639,735.

As of December 18, 2001, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the average of closing bid and asked prices of the Common Stock as reported on the OTC Bulletin Board, was approximately $643,756.


As of December 28, 2001 the issuer had outstanding 19,763,175 shares of Common Stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:  Yes [  ] ; No [X]



Exhibit index begins on page 25      Total number of pages in this report is 69.

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

                                TABLE OF CONTENTS

Cautionary Note About Forward-Looking Statements............................  2

                                     PART I

Item 1.  Description of Business............................................  4

                  Risk Factors..............................................  7

Item 2.  Description of Properties.......................................... 10

Item 3.  Legal Matters...................................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders................ 11


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters......................................... 11

Item 6.  Management's Discussion and Analysis of Financial Condition and
                Results of Operation........................................ 12

Item 7.  Financial Statements .............................................. 17

Item 8.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure........................................ 17


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(A) of the Exchange Act of
                the Registrant.............................................. 18

Item 10. Executive Compensation............................................. 19

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 22

Item 12. Certain Relationships and Related Transactions..................... 25


                                     PART IV

Item 13. Exhibits, Financial Statement, and Reports on Form 8-K............. 26

Signatures.................................................................. 29

Financial Statements........................................................ F-1

Exhibits.................................................................... E-1

                                     PART I


Item 1 - DESCRIPTION OF BUSINESS

The Company

Integrated Spatial Information Solutions ("ISIS") is an information technology company specializing in the design, implementation and integration of information management solutions. These include design and development of computer systems that handle data that may come from or be presented in the format of a map. Typically we are involved in the design, specification and implementation of various elements of these systems including software applications, databases and warehouses and secure data communication networks that manage, access and use the geographic information assets of our clients through internet-enabled applications and delivery systems.


Business Development.

ISIS was incorporated as DCX, Inc., a Colorado corporation, on December 8, 1981. At that time, we operated in the custom design and contract manufacture of aircraft-related electronic cable assemblies. As DCX, Inc., we operated principally under contracts to defense contractors for United States Department of Defense acquisition programs and military aircraft maintenance support. We provided engineering design, prototype development, testing and manufacture of medium and high technology electronic cable assemblies, wire harnesses, electromechanical devices, and test equipment for aircraft maintenance applications.

On September 22, 1997, we acquired all of the outstanding shares of PlanGraphics, Inc., a professional services information technology company that specializes in the design and implementation of spatial data management systems commonly referred to in our industry as geographic information systems. PlanGraphics, which was incorporated in 1979 in the state of Maryland, has its headquarters in Frankfort, Kentucky.

Effective as of September 30, 1997, we sold our DCX, Inc. defense electronics manufacturing assets. On June 29, 1998, we changed our name from DCX, Inc. to Integrated Spatial Information Solutions, Inc. Our principal business is now carried out through our wholly owned subsidiary, PlanGraphics, Inc. PlanGraphics provides business-based solutions to the information management needs of federal, state and local governments, public and investor owned utilities, and commercial enterprises where locational or "spatial" information is mission critical. PlanGraphics services clients through the definition, design, implementation and operation of e-services and other computer-based solutions.

Since we operate primarily through our wholly owned subsidiary, PlanGraphics, we will often use pronouns such as "we," "us," and "our" in this prospectus to refer to ISIS and our subsidiary, PlanGraphics, Inc.

(b) Business of Issuer

Introduction

In most business settings today, computers are utilized for three general purposes: word processing, data management and spreadsheets. For science and engineering applications, computers have also become critical in alpha-numeric analysis and design. Within the last 30 years, a new application of computer technology has transformed the application of computer science to cartography, geography, planning and engineering by both government and private industry. Known as "Geographic Information Systems" or GIS, this application combines geography, computer cartography and data management into one tool.

GIS provides a means for managing and analyzing information by relating the geographic location of a feature or event to other descriptive information. GIS software allows information, in both graphic or map information and alphanumeric data to be combined, segregated, modeled, analyzed and displayed.

Once largely limited to local and state government agencies and large utilities responsible for land and physical asset management, the use of GIS and other spatial information systems has become widespread. While government organizations still build and maintain GIS systems to analyze, plan and regulate land use and natural resources, and utilities continue to use GIS to track and maintain their physical assets, other uses of GIS have become both more common. For example, GIS is being used by utilities to acquire and retain high margin customers, to analyze demographic attributes of potential customers and match the results with facility capacity, and to identify where facility capacity needs to be expanded. State and local governments use the technology for dispatching police and fire resources, responding to catastrophic events, insuring parity in tax appraisals and locating facilities in areas suitable for development.

In a January 2001 press release, International Data Corporation of Framingham, Massachusetts, estimated that the worldwide spatial information management market reached $1.08 billion in 1999 and would reach $2.1 billion per year by 2004. These numbers are exclusive of the demand of government and commercial enterprises to have higher levels of web access and capability for their information assets - a large portion of which have locational or spatial components. Spatial and data management applications and services have become information technology decision-making tools for utilities, local and state government agencies, and land and resource management organizations. They are used in a wide range of applications, including land management, mineral exploration, crop management and forecasting, environmental remediation, military planning and surveillance, infrastructure development and construction, and business market analysis.

Such applications and services are part of a broader market, information systems and the information systems consulting market. In an article in Washington Technology, published February 19, 2001, Gartner DataQuest of Stamford, Connecticut, estimated the market for e-government solutions would increase from $1.9 billion in 2001 to $6.5 billion per year in 2005. Similarly, in U.S. and Worldwide Markets and Trends, 1996-2003, found in International Data Corporation's publication #W18902, International Data Corporation projected that consulting service revenue would grow 14.8% per year, reaching $55 billion by 2003. With the anticipated growth in the information services market, we have decided to expand the services we offer to meet the growing information and systems integration needs of public and private enterprises by leveraging our e-services capabilities and specialization in spatial information systems.

We believe that the information services and technology markets are undergoing structural changes with an increasing frequency of outsourcing of many technological and operational functions. These changes create demand for high quality technology advisory services, project design and management and professional services.

Overview of Operations

We are independent management consultants who develop GIS and information technology solutions to meet the specific needs of our clients. We do not make the software, but we fill a wide variety of roles to make state-of-the-art software work for a particular organization. We are fully integrated GIS implementers providing our clients with business-based total information technology solutions.

We serve as architects who work closely with the client to conceive an appropriate solution, whether it be a new computer application, an entire information system, or a fundamental reworking of an existing system. For example, we are helping the Sacramento County, California Assessor's Office transform the way it manages parcel and property ownership data.

We function as design engineers who define and refine specifications for an information system and lay out pragmatic, cost-effective ways to achieve a solution. For example, we are designing and building a spatial data warehouse for New York City that provides internet-enabled access and applications to a wealth of city data.

We serve as general contractors who manage the work of several types of vendors, including software and data conversion vendors. We guide clients through the process of acquiring technology, installing networks and building and integrating databases to increase the value of their geographic and spatial information. For example, we are working as a system and data integrator for the Metropolitan Sewerage District in Madison, Wisconsin, building on the information assets of other jurisdictions in the service area and developing GIS applications specific to the sewerage district.

We function as facility managers, providing on-site professionals who manage and bring technical experience to operate and maintain information systems. For example, we have had an on-site team providing data preparation and quality control for a massive data conversion project for Rhode Island's Providence Gas Company and we are the GIS project manager to the City of Columbus, Ohio Department of Technology.

We serve as auditors of information systems. We look for improvements to existing systems and keep up with ever-changing technology to ensure that clients are always on the cutting edge of the best practices in the industry. For example, we facilitated the preparation of a statewide strategy for spatial information within the state of Oregon.

In short, we build and transform existing legacy systems into systems that provide solutions emphasizing the value of locational data. We extend departmental databases into enterprise assets. We take concepts involving data about places, time, people and things and build practical, cost-effective capabilities that can enable a workforce to better meet the needs and demands of its customers. Although we perform these various functions and services, management views our operations as one business segment.

Our Sales and Marketing Concept

We conduct our business development using a principal selling model. In doing so, we draw on PlanGraphics' president and practice managers who manage business units and have sales responsibility. Each of the practice managers is supported by a number of executive consultants who have both business development and executive level service delivery responsibilities. We also develop business and follow-on assignments through our project managers. In addition, we maintain business alliances with suppliers of software, data and professional services, including among others, Oracle, ESRI and Space Imaging.

Our customer service philosophy is to fully understand our customers' needs so that we are able to deliver a high level of value-added services and after-sales support. We believe that highly differentiated customer service and technical support is a key competitive asset. Because both GIS and the Internet are evolving and complex, customers require significant technical support. Consequently, we have developed proprietary methodologies that assure consistency in performance and attain maximum customer satisfaction through attention to customer communication and technical expertise.

We continually monitor our customer service strategy through customer satisfaction surveys, frequent contact with the executive consultants and oversight by practice managers and our senior management.

Business Objectives and Milestones

We intend to grow our presence in the information services industry by building on the reputation and specialty skills of our subsidiary, PlanGraphics, and to achieve growth rates through proper capitalization at rates that are equal to or in excess of industry growth rates.

We also believe that there is a market opportunity to consolidate information services and technology companies thereby transforming us into a full service information technology services company with a specialized capability that is proactive in spatial information systems. We further intend to exploit these market opportunities and to increase revenues by acquiring companies with capabilities complementing and enhancing our current services offered to potential clients.

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

The markets in which we operate are highly competitive and can be significantly influenced by marketing and pricing decisions of competitors that have substantially greater resources. We believe that competition will intensify in the future. Our ability to compete successfully depends on a number of factors including:

o        Market presence and geographic coverage;

o        Reputation for reliability, service and effective customer support;

o Breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness; and

o Ability to react to changes in the market and industry and economic trends.

We believe we compete effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness.

Proprietary Rights

We rely on general copyright, trademark and trade secret laws to protect our methodologies, prior work and technology. ISIS and PlanGraphics have registered their names and trademarks in the United States and Canada. PlanGraphics has developed and maintains a proprietary methodology for conducting its business. This methodology and certain marketing, customer and prospect data are maintained and handled as trade secrets and are protected by policy and employment agreements. It is also our policy to require employees, consultants and, when possible, suppliers, to execute confidentiality agreements upon the commencement of their relationships with us.

Employees

Presently we employ 57 full-time employees and 21 part-time employees. Five of our employees are in executive management and three have practice management responsibilities. An additional eight employees are executive consultants. We employ three individuals dedicated to sales. 28 employees serve in varying capacities as consultants and system developers and 21 others are paid only for the time billable to clients.

Administrative support consists of accounting, human resources and creative services. Two executive managers and five staff members are involved in accounting services and human resources. An additional five individuals are assigned to creative services and are available to support consulting projects as well as marketing and sales.

International Operations

We have always conducted business in the international arena. In FY 2001 the international assignments were primarily in The People's Republic of China. We limit our exposure to changes in the international economic climate by denominating our contracts in United States currency, by concentrating on overseas projects funded by the World Bank and by forming business alliances and partnerships with local firms who are knowledgeable of the business culture in the country.

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

Various Factors may affect our operating results and cause our quarterly results to fluctuate. Our financial results may fluctuate significantly because of several factors, many of which are beyond our control. These factors include:

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

o         fund growth and increased expenses;

o         implement our acquisition strategy;

o         respond to unanticipated developments or competitive pressures, and

o take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets.

We will require additional funds through equity, debt, or other external financing in order to fund and to achieve our business plan. We cannot assure that any additional capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business could be materially and adversely affected.

Our breach of covenants in a loan agreement may put us at risk of relinquishing control of PlanGraphics.

On May 31, 2001, PlanGraphics entered into a line of credit with Branch Banking & Trust Company to replace an expiring line of credit with National City Bank of Kentucky. The accounts receivable and general intangibles of PlanGraphics and a pledge of $325,000 in an account held by HumanVision L.L.C., a related party, serve as collateral for the line of credit. As a condition to offering this pledge, HumanVision L.L.C. required PlanGraphics to indemnify it against any draws or other claims that may be presented under the pledge, ISIS to guarantee PlanGraphics' indemnification obligations, PlanGraphics to grant a security interest in its accounts receivable, and ISIS to pledge its stock in PlanGraphics to HumanVision L.L.C. as security for ISIS's guaranty to HumanVision L.L.C. If we default on the line of credit and Branch Banking & Trust Company calls the line of credit, it may look to HumanVision L.L.C.'s pledge for payment of the debt. If HumanVision L.L.C. were to pay the debt on behalf of PlanGraphics pursuant to its pledge, there can be no assurance that HumanVision L.L.C. would not look to ISIS's pledge of its stock in PlanGraphics and possibly assume ownership of such stock. The line of credit expires on February 2, 2002.

Our revenues historically are concentrated in a limited number of customers. We have had some concentration of revenues and associated accounts receivable balances in certain customers. During the fiscal year ended September 30, 2001, approximately 36% of our sales were concentrated in one customer, the City of New York, and during the fiscal year ended September 30, 2000, 20% of our sales were concentrated in that same customer. In addition, at September 30, 2001, the City of New York accounted for 45% of our accounts receivable and a separate customer, Providence Gas Company, accounted for 9% of our outstanding accounts receivable. At

September 30, 2000 they accounted for 19% and 15% of outstanding accounts receivable, respectively. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

Our future success depends in significant part on the continued service of certain technical and management personnel and our ability to attract and retain key technical, sales, marketing, information systems, financial and executive personnel. Key employees of ISIS include Gary S. Murray, Chairman of the Board of Directors, and John C. Antenucci, Acting Chief Executive Officer. ISIS has entered into an employment agreement with Mr. Antenucci and a services agreement with Mr. Murray that expire in September 2003 and June 2003, respectively. Both agreements contain a non-compete provision that restricts Mr. Antenucci and Mr. Murray from, for one year following his termination date unless otherwise approved by us, performing work either that is in backlog for PlanGraphics or that PlanGraphics is pursuing. Competition for personnel is intense, and there can be no assurance that ISIS can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on our business, financial condition and results of operation.

The United States penny stock rules may make it more difficult for investors to sell their shares. Shares of the Company's common stock are subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." These rules require that prior to effecting any transaction in a penny stock, a broker or dealer must give the customer a risk disclosure document that describes various risks associated with an investment in penny stocks, as well as various costs and fees associated with such an investment. It is possible that some brokers may be unwilling to engage in transactions involving shares of the Company's common stock because of these added disclosure requirements, which would make it more difficult for a purchaser in this offering to sell his shares.

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

Item 2 - DESCRIPTION OF PROPERTY

Our corporate executive offices are located in Parker, Colorado. We lease commercial property in the following locations:

Location                   Property Leased       Approximate Size      Number of Employees
--------                   ---------------       ----------------      -------------------

Frankfort, Kentucky        land and a building    20,500 square feet       32

Parker, Colorado           office space            350 square feet          1

Silver Spring, Maryland    office space           3,854 square feet        15 (An additional 23
                                                                              work in Providence,
                                                                              Rhode Island at a client
                                                                              site)
Newport Beach, California  office space            600 square feet         3

Newark, New Jersey         office space          1,200 square feet         4

The length of our leases vary from one to five years. We believe that such properties are adequate to meet our current needs. Were any of the existing leases terminated, we believe that there are affordable alternate facilities available and such action would not have a material adverse effect on our business. (See also Lease Payments in Management's Discussion and Analysis in
Item 6 and Note 6 to the Financial Statements.)

Item 3 - LEGAL MATTERS

We are engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of such litigation will not materially affect the financial position or results of operations of ISIS.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the fourth fiscal quarter or subsequent to the end of the fiscal year.

                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is traded on NASDAQ's Over-The-Counter Bulletin Board system. The trading symbol is ISSS. Such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

                                                   Sales Price
                                          ---------------------------

         Quarters Ended                    High                  Low


         December 31, 1999                 .34                   .20

         March 31, 2000                    .81                   .20

         June 30, 2000                     .81                   .22

         September 30, 2000                .38                   .22

         December 31, 2000                 .23                   .14

         March 31, 2001                    .23                   .08

         June 30, 2001                     .17                   .09

         September 30, 2001                .11                   .06

On December 18, 2001 the last reported sales price of our common stock was $0.04.

Based on information supplied by certain record holders of our common stock, we estimate that there are approximately 4,250 beneficial owners of our common stock, of which approximately 2,165 are registered shareholders.

We have never declared or paid any dividends on our common stock. Because we currently intend to retain future earnings to finance growth, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the successful shareholder rights offering described below, we have prepared the consolidated financial statements assuming that ISIS will continue as a going concern. ISIS incurred losses totaling $1,123,602 and $2,575,816 during the years ended September 30, 2001 and 2000, respectively. Of these amounts approximately $832,506 and $1,697,062, respectively, were non-cash charges or non-recurring charges to earnings. The amount for FY 2001 was comprised of nonrecurring expenses of $91,343 in legal and litigation, and $38,610 of acquisition expense, while noncash expenses consisted of $652,553 of amortization and depreciation and approximately $50,000 of other expenses. The amount for FY 2000 was comprised of nonrecurring expense of $629,559 of legal and litigation expenses, $176,904 of acquisition costs and deemed dividends of $18,002 while non cash expenses consisted of $728,405 for amortization and depreciation, $47,008 of consulting expense and other expenses of $97,184. ISIS had a history of losses that resulted in accumulated deficits of $15,604,264 and $14,480,662 at September 30, 2001 and 2000, respectively.

Management's decisive actions during the past fiscal year caused ISIS to improve operations and we believe we now have the capacity to address the immediate needs for cash and liquidity as a result of these aggressive approaches taken on a number of fronts. In order to better manage cash flows during FY2001 we entered into a number of formal agreements and promissory notes as well as informal agreements with vendors and professional service providers to extend the terms on payables currently due. The Company also reduced or delayed expenditures on items that were not critical to operations. In the year ended September 30, 2001, we achieved cash flows provided by operations of $49,276, as compared to cash flows used in operations of $827,198 for the year ended September 30, 2000. As a result, operations not only continued uninterrupted during the fiscal year, but we also were able to increase revenue and improve financial results while bringing our shareholder rights offering to fruition.

Subsequent Events

Subsequent to September 30, 2001 ISIS' rights offering to existing stockholders and to certain other qualified parties commenced on October 19, 2001. It is part of a recapitalization plan initiated in February 2001. The offering closing date has been extended from its original December 3, 2001 closing date through January 18, 2002 to accommodate certain shareholders and standby investors who experienced delays receiving offering materials caused by certain national security issues. As of December 19, 2001, we raised approximately $1.65 million cash through the offering and approximately $100,000 in conversion of certain liabilities into common stock. The funds received to date have been used to pay down certain notes payable, accrued expenses and accounts payable. We also utilized a portion of the proceeds from the rights offering to pay all outstanding notes and accounts payable beyond 30-day terms by December 31, 2001. The remaining funds will be used for general operational purposes. Our management team believes that as a result of the successful rights offering and the anticipated cash flow from operations in FY 2002, ISIS has the cash resources to meet its obligations for the ensuing fiscal year. See also Notes 1 and 13 to the financial statements.

The Financial Accounting Standards Board has issued SFAS 141 and 142 (See Effect of Recent Accounting Pronouncements, below). These two standards change the accounting for business combinations such as our acquisition of PlanGraphics, Inc. in 1997 and its 1993 purchase of Infrastructure Management Solutions. While we have not fully completed our review of the impact of these two standards, our preliminary assessment indicates that we can expect that about $30,000 of monthly noncash amortization charges will no longer have to be recorded during FY 2002 and beyond thereby improving our profitability. As of September 30, 2001, we had $3.9 million capitalized as goodwill on our balance sheet that will be subject to the impairment rules under these standards.

Internal management reports for October and November 2001 reveal consolidated revenue of approximately $1.4 million and net income of approximately $6.1 thousand for the two months of operations completed. We attribute the improved results to the aggressive operational improvement actions taken during the past fiscal year that decreased operating and financing costs and increased revenues. We further regard them as indicative of improved financial performance to be anticipated for FY 2002.

                              Financial Condition

The following discussion of liquidity and capital resources addresses our combined requirements and sources, including our subsidiary, PlanGraphics, Inc., as of September 30, 2001 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Cash Flow

As of September 30, 2001 we had a net working capital deficit of $1,400,538 as compared to a net working capital deficit of $1,240,722 at September 30, 2000. This increase in working capital deficit resulted primarily from our operating loss offset by funds from the private placement received in the fiscal quarter ended December 31, 2000.

In the fiscal year ended September 30, 2001, operations provided net cash of $49,276, as compared to $827,198 used in operations in the year ended September 30, 2000. The major reduction in cash use was primarily related to the significantly decreased operating loss coupled with the increase in accounts payable offset by changes in several other operating asset and liability accounts. Accounts receivable grew $759,713, or 55%, mirroring growth in revenues for the last half of the period and generally reflecting the 26% overall growth in revenue between the period ended September 30, 2001 and the comparable period a year prior. Accounts payable during the current year period increased 61% reflecting both the increased level of business activity and related expenses as well as payment delays due to constrained cash flow. We expect to encounter periodic operating cash flow constraints in the near term as we develop and expand our business.

In the fiscal year ended September 30, 2001, net cash used in investing activities was $10,890 as compared to $97,883 of net cash used in investing activities in the year ended September 30, 2000. Decreased equipment purchases accounted for most of the change.

We used net cash of $39,893 from financing activities in the year ended September 30, 2001, as compared to net cash of $571,562 provided by financing activities in the year ended September 30, 2000. Due to decreases in losses and improved operations, cash flow improved to allow for a reduction in the sale of common stock in the current fiscal year. Cash provided by the issuance of common stock decreased by $343,000 in the current period accounting for most of the decrease and the net of payments on and proceeds from debt transactions increased $134,692.

Capital Resources

As of September 30, 2001, we have lease payment commitments through 2006 of $2,169,083 that will require total annual payments of approximately $469,474 during the fiscal year ending September 30, 2002 as compared to $572,434 for the fiscal year ended September 30, 2001. Of the required payment amount for the new fiscal year, approximately $297,868 is for capital lease obligations and $171,606 relates to operating leases. Management believes normal operating cash flows are adequate to fund these payments. (See also Note 6 to the Financial Statements.) We consider our facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for additional facilities expansion has been entered into for the year ending September 30, 2002. In recent years, however, we have transitioned to smaller and less expensive space when possible. Were any of the existing leases to be terminated we believe that there are affordable alternate facilities available and such action would not have an adverse impact.

Since entering the information technology sector in 1997, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. In addition, a portion of our capital expenditures has been financed through capital lease obligations payable to financial institutions. We have also on occasion borrowed limited amounts from John C. Antenucci, our acting chief executive officer, and Gary Murphy, PlanGraphics' chief financial officer, in order to fund temporary working capital requirements. At September 30, 2001, there was no balance outstanding to either of them and we owed $115,000 to Human Vision LLC, a related party.

On February 9, 2001, we borrowed $75,000 from an entity controlled by one of our directors and executed a convertible promissory note. On May 15, 2001 we borrowed an additional $40,000 from the same entity. The proceeds from these borrowings were used to meet certain working capital requirements. These notes were subsequently paid from the proceeds of the shareholder rights offering.

On May 31, 2001, PlanGraphics obtained a $500,000 line of credit from Branch Banking and Trust Company to replace the line of credit with National City Bank of Kentucky that expired on April 30, 2001. The line of credit expires on February 2, 2002.

As of September 30, 2001, we had minimal cash and cash equivalents. Our management team estimates that, based upon current expectations for growth, we will require additional funding of up to $2.5 million for the recapitalization of the company and the execution of our current business plan, including the financing of our anticipated capital expenditures, operating losses and the evaluation of acquisition targets. Our management team believes that our current operating funds along with the additional funds being generated by the shareholder rights offering of October 19, 2001 that will close on January 18, 2001 will be sufficient to fund our cash requirements through September 30, 2003. To date, we have received approximately $1.65 million of offering proceeds and approximately $100,000 conversion of accounts payable to stock. The Company's long-term liquidity requirements may be significant in order to implement its plans. There can be no guarantee such funds can be secured.

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

PlanGraphics had work backlog and assignments of approximately $9.1 million as of November 30, 2001, slightly less than the $9.3 million as of December 31, 2000 and an increase from $8.6 million as of September 30, 2000. Of the $9.1 million, approximately $8.1 million is expected to be completed within 12 months. Revenue from existing backlog and assignments will be recognized through the fiscal year ending September 30, 2003. PlanGraphics reports backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Most of our orders are from existing or previous customers with whom we have a good relationship. Therefore, we do not anticipate cancellation of such contracts or order assignments.

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

Our management team believes that we have the capacity to address the immediate needs for cash and liquidity through an aggressive approach taken on a number of fronts. During the past year we had entered into a number of formal agreements and promissory notes as well as informal agreements with vendors and professional service providers to extend the terms on payables currently due. We had also reduced or delayed expenditures on items that were not critical to operations. Subsequent to September 30, 2001 and given existing levels of participation in the rights offering, we have paid in full the payables, promissory notes and other amounts due to vendors and professional service providers that exceeded 30 days aging. Funds derived from the rights offering coupled with the line of credit available to PlanGraphics are anticipated to meet the cash needs of the company through September 30, 2002. We also periodically consider the sale of our interest in Jobsview.com L.L.C., held by PlanGraphics. The 7.9% ownership interest in Jobsview.com is valued at the original investment cost of $56,400 on the PlanGraphics balance sheet. Efforts to conserve and to develop new sources of cash and equity are complimentary to the improved operating performance of PlanGraphics during the past several quarters. We anticipate the improvement to continue during the fiscal year ending September 30, 2002, and to be accompanied by positive cash flows.

                              Results of Operations

                                                Years Ended September 30
                                                  2001              2000
                                                  ----              ----
Statement of Operations Information:
Revenues                                       $7,639,735        $6,048,570
Cost and expenses                               8,380,634         7,826,655
Net loss                                       (1,123,602)       (2,575,814)

Balance Sheet Information:

Total Assets                                    7,786,692         7,731,880
Total current liabilities                       3,677,220         2,819,956
Working capital                                (1,400,538)       (1,240,722)
Shareholders Equity                             2,499,517         3,199,707

Result of Operations for the Year Ended September 30, 2001

Revenues

Our revenues increased $1,591,165 or 26% from $6,048,570 for the fiscal year ended September 30, 2000 to $7,639,735 for the fiscal year ended September 30, 2001. We believe this increase was related to startup on the delayed contract awards and work assignments that were held in abeyance due to distractions caused by Year 2000 issues. The delays impacted our revenue generation on projects because we typically encounter some lag time finalizing contractual arrangements and arranging needed resources before we are able to begin work. In the current fiscal year the Year 2000 effect on us was a large increase in revenue as customers issued start work orders on projects previously held in abeyance.

Accounts receivable balances at September 30, 2001 and 2000, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 60 days after invoicing. The actual collection period is consistent with industry experience with clients in the public sector. While this results in an elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

Costs and Expenses

The costs and expenses for the fiscal year ended September 30, 2001 amounted to $8,380,634, an increase of $553,797 compared to $7,826,655 for the fiscal year ended September 30, 2000. This 7% increase compares very favorably to the 26% increase in revenue for the period. Significant reductions in costs and expenses were primarily related to adjustments responding to decreased operating levels. While direct contract costs increased 22% following the increase of 26% in revenue, we were able to reduce salaries and benefits by approximately $147,276, or 8%, due to departures and less expensive replacement; general and administrative expenses by approximately $75,454, or 7%, due to reduced leased space costs; and other operating expenses by $178,215, or 21%, due to reductions in acquisition costs and depreciation expense.

Net Loss

Our operating loss for the fiscal year ended September 30, 2001 was $740,899 compared to $1,778,085 for FY 2000, a reduction in operating losses of $1,037,186. This reduction is a result of significantly increased revenues offset somewhat by a 7% increase in operating costs and expenses.

Interest expense increased by $48,096 to $378,100 in FY 2001 as compared to $330,004 during FY 2000, an increase of 15 percent. The increase is attributable to increased use of interest bearing debt. Other income decreased from the prior year total by $44,976 or 39% as a result of decreases in miscellaneous income.

Our net loss for the fiscal year ended September 30, 2001 was $1,123,602 compared to $2,575,814 for FY 2000, an overall decrease of $1,482,614. The decrease in net losses for 2001 was primarily due to a reduction in litigation settlement losses of $513,088 coupled with the $1,049,586 reduction in operating losses. Net loss attributable to common stockholders amounted to $2,593,816 for the fiscal year ended September 30, 2000 as compared to $1,123,602 in the current year. Preferred stock dividend expense amounted to $18,002 for fiscal year 2000 compared to nil in fiscal year 2001.

Loan Transactions

On February 9, 2001, the board of directors ratified a loan of $75,000 from HumanVision L.L.C, a related party, in exchange for a promissory note dated February 2, 2001. The funds were to be used for certain specified working capital requirements. Subsequent to September 30, 2001, this note was paid in full with proceeds from the rights offering.

Also on February 9, 2001, the board approved a resolution authorizing us to provide to HumanVision, L.L.C. a security interest in the PlanGraphics' accounts receivable and subordinately, the ownership of PlanGraphics as further collateral for providing a standby letter of credit to collateralize an extension of PlanGraphics' line of credit with National City Bank of Kentucky and, subsequently, Branch Banking and Trust Company. Following this collateralization, National City Bank of Kentucky provided an extension of a $500,000 promissory note for PlanGraphics through June 11, 2001. Effective June 1, 2001, this promissory note was paid in full and substituted with a line of credit from Branch Banking and Trust Company. On May 31, 2001, PlanGraphics obtained a line of credit from Branch Banking and Trust Company in the maximum principal amount of $500,000. This line of credit, which replaces the National City Bank of Kentucky line of credit, expires on February 2, 2002. The Branch Banking and Trust Company line of credit is collateralized by PlanGraphics' accounts receivable and general intangibles and a pledge of a $325,000 Branch Banking and Trust Company account held by HumanVision, L.L.C.

On May 15, 2001, we issued a promissory note in favor of HumanVision, L.L.C., a related party, in the principal amount of $40,000. Subsequent to September 30, 2001, this note was paid in full with proceeds from the rights offering.

Historically, PlanGraphics' accounts receivable have been more than adequate to cover its line of credit and management believes that this will continue to be the case. Should PlanGraphics default on its line of credit with Branch Banking and Trust Company and should its accounts receivable be inadequate to cover its standby letter of credit with HumanVision L.L.C., ISIS may lose its interest in PlanGraphics which could result in the loss of the Company's sole source of revenue. HumanVision L.L.C. has not expressed an interest in obtaining the underlying collateral used to support the standby letter of credit. Further, sufficient proceeds received to date from the shareholder rights offering are adequate to pay the promissory note in full prior to or at maturity.

Other Matters

In November 2000, we announced that we entered into a Letter of Intent to acquire certain business assets of both Microhard Technology, Inc and Certified Professionals and Engineers, Inc. As a result of due diligence reviews we have decided to allow the Letter of Intent to lapse without a transaction. Both parties to the Letter on Intent have agreed to work together on a number of strategic and tactical initiatives and to revisit the acquisition discussions in the future.

We received notification on November 15, 2000 that our appeal in State Circuit Court for Duval County, Florida of an arbitration award made to our former chief financial officer, Robert S. Vail was unsuccessful. The case was arbitrated in February 2000. In a final decision on April 20, 2000, the arbitrator awarded Mr. Vail a total of $330,000 plus expenses and interest for an overall total of approximately $362,000. The arbitration award and all accrued interest and expenses were paid in full subsequent to September 30, 2001 and pending actions were dismissed with prejudice.

Deferred Tax Valuation Allowance -- FY 2001

We have net operating loss carry-forwards of approximately $10.4 million (See
Note 5 to the Financial Statements). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded, as we have not been able to determine that it is more likely than not that the deferred tax assets will be realized.

Effect of Recent Accounting Pronouncements

The pronouncements that may affect us in the current fiscal year are:

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with and indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. Our previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill was $3,948,343. We recorded $363,924 of amortization expense during the year ended September 30, 2001. We have determined that ISIS has one reportable unit. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and our results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for ISIS. We believe the adoption of this statement will have no material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.

Item 7 - FINANCIAL STATEMENTS

The financial statements required by this item are included at the end of this Form 10-KSB. An index to the financial statements is contained in that separate section.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers are:

     Name                       Age     Position
     ----                       ---     --------

     Jeanne M. Anderson         50      Director

     John C. Antenucci          55      Vice Chairman, Director, President and
                                        Acting Chief Executive Officer of ISIS;
                                        President and Chief Executive Officer
                                        of PlanGraphics, Inc.

     Frederick G. Beisser       59      Director, Vice President - Finance and
                                        Administration, Secretary and Treasurer

     Raymund E. O'Mara          60      Director

     Gary S. Murray             55      Chairman of the Board and Director

     J. Gary Reed               53      Director and Chief Operating Officer of
                                        PlanGraphics, Inc.

All directors hold office until the next annual meeting of shareholders and serve until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

Jeanne M. Anderson has been a director of our company continuously since 1987 and served as Chairman of the Board of Directors from January 1, 1997 through October 2, 1997. She is a former President and Chief Executive Officer of ISIS. She served as President and Chief Executive Officer from October 1, 1991 through December 31, 1996. Ms. Anderson has been a small business owner and entrepreneur since retiring from her position as an officer of the company and is presently engaged in cosmetology and related beauty salon activities.

John C. Antenucci is ISIS's President and Acting Chief Executive Officer and has been a director since November 3, 1997. He is the founder and has been the President and Chief Executive Officer of PlanGraphics, Inc. since 1979. He is a former president of AM/FM International (now GITA), a professional association for utility industry users of geographic information systems. He is also a member of the National Academy of Sciences Advisory Committee on the Future of U.S. Geological Survey and served in a similar capacity on the Academy's Advisory Committee for Mapping Sciences. He serves as an advisor to Ohio State University's Center for Mapping, has recently co-authored a chapter of a to-be-published text book on geographic information systems, global positioning systems and remote sensing and was editor and co-author of a leading textbook on geographic information systems. Mr. Antenucci holds an MS in Civil Engineering/Water Resources from Catholic University of America in Washington, D.C. and a Bachelor of Civil Engineering from the same institution.

Frederick G. Beisser joined ISIS as Chief Financial Officer in July 1990 and was promoted to his current position of Vice President - Finance and Administration, on March 28, 1997. He was elected to the Board of Directors in March 1991 at which time he also became Treasurer and was subsequently appointed Secretary on October 1, 1991. Mr. Beisser is a Colorado Certified Public Accountant. Prior to joining ISIS, he held financial management and controller positions with the U.S. Air Force in the United States and abroad. Retired with the rank of Major in 1989, he holds a Ph.D. from American International University in Canoga Park, California, an MBA from Golden Gate University in San Francisco and a BS in Business Administration from the University of Southern Colorado in Pueblo, Colorado. In addition, Mr. Beisser has a diploma from the Air War College. He is also a member of the Board of Directors of Environmental Energy Services, Inc. (formerly Wastemasters, Inc.) of El Reno, Oklahoma.

Raymund E. O'Mara has been a director of ISIS since November 3, 1997. He is a principal with Booz Allen & Hamilton, consultants, since 1996. Prior to joining Booz Allen & Hamilton, Mr. O'Mara retired from the U.S. Air Force in 1994 with the rank of Major General. From 1993 until his retirement, he was Director, Defense Mapping Agency, Bethesda, Maryland and prior to that served as Vice Commander in Chief, Atlantic Command, Norfolk Virginia for two years. Mr. O'Mara holds a Master of Arts from State University of New York at Plattsburgh, New York and a BS in Electrical Engineering from the New Jersey Institute of Technology at Newark.

Gary S. Murray was appointed Chairman of the Board of Directors on July 6, 1999 and has served as a director of the Company since June 26, 1998. Mr. Murray is the founder and managing member of HumanVision L.L.C., an advisory and investment firm located in Landover, Maryland. He is also co-founder and a principal of Timebridge Technologies (Lanham, Maryland), an e-commerce firm specializing in database and network services that was acquired by Dimension Data Holdings PLC in November 2000. Mr. Murray was founder, chairman and president of systems integrator Sylvest Management Systems (Lanham, Maryland) until its acquisition by Federal Data Corporation in June 1997. He holds a BBA from Howard University, Washington, D.C. and is a Certified Public Accountant.

J. Gary Reed became a director of ISIS on November 3, 1997. He is the Chief Operating Officer of PlanGraphics, Inc. Mr. Reed has been employed by PlanGraphics in several capacities since 1995. Prior to joining PlanGraphics, he held several executive positions during a twenty-one year career with Geonex Corporation and was named President of that corporation in 1994. Mr. Reed holds an MBA from the Keller Graduate School of Management in Chicago and a BS in Biology from Virginia Polytechnic Institute and State University in Blacksburg, Virginia.

Other Associations

During the past five years, one principal of ISIS has served as a principal of the following reporting issuers during the periods and in the capacities noted below:

Principal                 Reporting Issuer            Capacity        Period
------------              ----------------------      ------------    ---------
Frederick G. Beisser      Environmental Energy        Director        March 1999 to present
                          Services, Inc. (FKA:
                          Wastemasters, Inc.)

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 submitted to us during and with respect to our most recent fiscal year, we believe that all directors, officers and any beneficial owner of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Item 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the compensation paid and accrued by ISIS for services rendered during the fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999 to certain of our executive officers.

                                                                                            Long Term
                                                  Annual Compensation                     Compensation
                                       -----------------------------------------    ----------------------------
                                                                                       Awards         Payouts
                                                                   Other Annual       Options/         LTIP
     Name and                                           Bonus     Compen-sation     SARs granted      Payouts     All Other
Principal Position         Year        Salary ($)        ($)            ($)              (#)            ($)          ($)
------------------         ----        ----------      -------     -------------     -------------    -------     --------
John C. Antenucci,         2001        $157,499           -              -                -              -            -
Vice Chairman,             2000        $138,219           -              -                -              -            -
President                  1999        $159,374           -              -                -              -            -
and Acting CEO

Stephen Carreker,          2001           -               -              -                -              -            -
Former Chairman and CEO    2000        $ 17,719           -         $240,750(1)           -              -            -
                           1999        $124,808           -              -                -              -            -

J. Gary Reed, Director     2001        $103,499        $8,000            -                -              -            -
and Chief Operating        2000        $ 96,104        $8,000            -                -              -            -
Officer of PlanGraphics    1999        $105,660           -              -                -              -            -

(1) The amount of "Other Compensation" for Mr. Carreker represents the total of our payments made to him and to his attorney on behalf of Mr. Carreker pursuant to the settlement agreement we entered into with Mr. Carreker upon his departure.

We do not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

Option/SAR Grants in Last Fiscal Year

We made no grants to the named officers during the fiscal year ended September 30, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                         Number of Securities
                                                                              Underlying        Value of Unexercised
                                                                              Unexercised           In-the-Money
                                                                            Options/SARs at        Options/SARs at
                                                                              FY-End (#)             FY-End ($)
                           Shares Acquired on                                Exercisable/           Exercisable/
          Name                Exercise (#)         Value Realized ($)        Unexercisable          Unexercisable
------------------------      ------------         ------------------        -------------          -------------
John C. Antenucci, Vice
Chairman, President and           --                          --             151,512 / 0(1)              --
Action CEO                                                                                               --

Stephen Carreker,                 --                          --                0 / 0(2)                 --
Former Chairman and CEO

J. Gary Reed, Director
and Chief Operating
Officer of PlanGraphics            --                         --              101,481 / 0(3)             --

(1) In accordance with his employment agreement Mr. Antenucci received fully vested stock options to purchase 300,000 shares of our common stock at an exercise price of $1.75 on September 22, 1997 and 225,000 performance options at the same price. Subsequently, Mr. Antenucci became entitled to 268,004 antidilution options related to his employment agreement that were prorated between immediately vested and performance options of which 152,966 were immediately vested. The established goals for the performance options were not achieved and these options have therefore lapsed; the original immediately vested options have expired. Mr. Antenucci continues to have rights to certain of the antidilution options granted during his employment.

(2) In accordance with his employment agreement Mr. Carreker received options to purchase 30,000 shares of our common stock at a price of $1.125 on January 2, 1997 that were fully vested upon grant. In connection with his employment agreement Mr. Carreker received fully vested stock options to purchase 200,000 shares of our common stock effective January 7, 1997. In addition, at September 30, 2000, he was entitled to 301,988 antidilution options related to vested options. All of these options terminated with the completion of all of our obligations under the settlement agreement with Mr. Carreker.

(3) In accordance with his employment agreement Mr. Reed received fully vested options to purchase 200,000 shares of our common stock at an exercise price of $1.75 on September 22, 1997 and 145,000 performance options at the same price. Seubsequently, Mr. Reed became entitled to 175,480 antidilution options related to his employment agreement of which 101,934 were immediately vested. The established goals for the performance options were not achieved and these options have therefore lapsed; the original immediately vested options have expired. Mr. Reed continues to have rights to certain of the antidilution options that were granted during his employment.

Compensation of Directors

Our directors who are employees of our company or our subsidiaries do not receive any compensation for their services as directors. Nonemployee directors receive $1,000 for each scheduled board meeting attended in person and $250 for each scheduled board meeting attended via conference call. Meetings of committees of the board are compensated at $250 per meeting attended in person or via conference call. During fiscal year 1999, we instituted a standardized compensation program for nonemployee directors whereby the nonemployee director receives stock options on the date of election to the board to purchase 10,000 shares of our common stock at the market price on that date. Such options vest quarterly provided that the director has attended 75 percent or more of the scheduled board meetings.

One nonemployee director, Ms. Anderson, is compensated at a rate of $850 per month pursuant to a previous agreement. During fiscal year 2000, Ms. Anderson received $10,421 in fees and expenses for her services as a director.

Effective July 1, 2001, we entered into an Agreement for Services with Mr. Murray for his services as Chairman of the Board. The agreement expires June 30, 2003 and provides for annual base compensation of $50,000, payable monthly in shares of our common stock valued at the average price for the five business days preceding the date of the agreement ($0.11). The agreement also provides Mr. Murray with options to purchase 175,000 shares of our common stock per annum at an exercise price of $0.11 per share, vesting in quarterly installments and exercisable for three years from the date of the agreement. During fiscal year 2001, Mr. Murray received $50,000 in fees for his services as chairman and director that were paid in the form of unregistered common stock.

Employment Contracts and Termination of Employment and Change-in-Control Agreements.

Mr. Antenucci. ISIS entered into a three-year employment agreement with John C. Antenucci effective September 22, 1997 that automatically renewed for an additional three-year term in 2000. The agreement provides for a salary of $175,000 per year with provisions for bonuses of up to 21% of base salary if certain goals were achieved. Mr. Antenucci received a one-time advance payment of $50,000 of his FY 1998 salary for entering into the agreement. On June 26, 1998, the Compensation Committee of the Board of Directors reduced the annual compensation of Mr. Antenucci by 10 percent to $157,500 annually. This reduction became effective October 1, 1998. Subsequently, Mr. Antenucci's annual compensation was again reduced and effective July 2, 1999, his current annual compensation was set by the Board of Directors at $157,499.

The agreement provided Mr. Antenucci with fully vested stock options to purchase 300,000 shares of common stock and performance options to purchase 225,000 shares of common stock that were to vest upon attainment of certain performance goals. The performance goals were not achieved.

Mr. Antenucci is entitled to continued base compensation for three years following date of termination if not for death, disability, cause, voluntary resignation other than constructive termination or the expiration of the agreement's term. If termination is for one of the above-stated reasons, all benefits including salary are continued for 18 months. Mr. Antenucci is entitled to a three-year consulting period at one half of average annual salary for the immediately preceding 36-month period should he exercise his option to terminate his employment voluntarily after June 30, 2000.

Mr. Beisser. On March 28, 1997 we entered into a three-year employment agreement with our Vice President - Finance & Administration, Frederick G. Beisser, effective January 1, 1997 that automatically renewed for an additional three-year term in 2000. The agreement provides for a base salary of $60,000. The board of directors reduced Mr. Beisser's base salary by 10 percent effective October 1, 1998 and immediately thereafter restored it to its former level. Subsequently, the board of directors reduced it to $59,999, its present level, effective July 2, 1999.

The agreement granted fully vested nonqualified stock options to acquire 70,000 shares of our common stock as an incentive to enter into the agreement and further granted 50,000 performance stock options requiring the attainment of certain goals. The agreement also provided for certain cash bonus payments upon meeting defined performance goals. None of the performance goals were achieved.

Under the agreement Mr. Beisser is entitled to continuation of base compensation for a period of two years if employment is terminated for any reason other than death, disability, cause, voluntary resignation or the expiration of the term of the employment agreement; otherwise termination for the stated reasons results in payment of base salary, performance and incentive bonuses for 12 months.

Mr. Reed. We entered into a three year employment agreement with the Chief Operating Officer, J. Gary Reed, of PlanGraphics, Inc., effective September 22, 1997. The employment agreement renewed automatically in 2000 for an additional three-year term. The agreement set Mr. Reed's base salary at $115,000 per year with provisions for bonuses of up to 21% of base salary if certain goals are achieved. The board of directors reduced the base salary by 10 percent to $103,500 effective October 1, 1998 and to it present level of $103,499 effective July 2, 1999. Pursuant to the agreement, Mr. Reed also received fully vested options to purchase 200,000 shares of our common stock and performance options for 145,000 shares. The performance goals were not achieved.

Under the agreement, Mr. Reed is entitled to continued base compensation for three years following date of termination if not for death, disability, cause, voluntary resignation other than constructive termination or the expiration of the agreement's term; if termination is for one of these reasons then all benefits including salary are continued for 18 months.


Dispute with Former Executive

We were the respondent in an arbitration claim by our former chief financial officer who claimed that he was constructively discharged and sought severance compensation equal to three year's compensation. We asserted that Mr. Vail resigned and was not constructively discharged; therefore he would not entitled to any severance compensation. The case was arbitrated in February 2000 and the arbitrator subsequently awarded Mr. Vail a total of $330,000 in separation payments, fees and expenses. Believing the arbitrator erred in arriving at an award, we filed an appeal of the award in State Circuit Court for Duval County, Florida. The appeal was not sustained and, accordingly, we were required to pay Mr. Vail the award amount. We paid the award and all associated costs and expenses in December 2001.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following parties own more than five percent of our common stock as of December 20, 2001:

----------------------------------------------- ------------------------------------------- -----------------
             Name and Address of                 Amount & Nature of Beneficial Ownership       Percentage
               Beneficial Owner
----------------------------------------------- ------------------------------------------- -----------------
Ausost Anstalt Schaan                           1,433,4281                                        7.3%
Landstrasse 163                                 Sole dispositive and voting power
9494 Furstentum
Vaduz, Liechtenstein

Balmore S.A.                                    1,379,6972                                        7.1%
Trident Chambers, Road Town                     Sole dispositive and voting power
Tortola, British Virgin Islands

(1) According to information on Schedule 13G/A filed with the SEC on November 13, 2000, Austost Anstalt Schaan, a corporation organized in Liechtenstein, holds 1,433,428 shares of ISIS Common Stock. Based on information received from Ausost Anstalt Schaan, Thomas Hackl, Representative, has sole voting control over the corporation.

(2) According to information on Schedule 13G filed with the SEC on November 13, 2000, Balmore S.A., a corporation organized in the British Virgin Islands, holds 1,379,697 shares of ISIS Common Stock. Based on information received from Balmore S.A., Gisela Kindle, Director, has sole voting control over the corporation.

Security ownership of management:

The directors and officers of ISIS own the following percentages of our common stock as of December 20, 2001:

--------------------------------------------------------- ----------------------------------------- ------------------
                  Name and Address of                     Amount & Nature of Beneficial Ownership      Percentage
                    Beneficial Owner
--------------------------------------------------------- ----------------------------------------- ------------------
Jeanne M. Anderson                                        114,000                                         0.6%
Director                                                  Sole dispositive and voting power
c/o Integrated Spatial Information Solutions
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

John C. Antenucci                                         1,520,387(1)                                    7.1%
President and Director                                    Sole dispositive and voting power
c/o Integrated Spatial Information Solutions
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Frederick G. Beisser                                      272,993(2)                                      1.3%
Vice President - Finance & Administration, Secretary,     Sole dispositive and voting power
Treasurer and Director
c/o Integrated Spatial Information Solutions
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Raymund E. O'Mara                                         337,261(3)                                      1.7%
Director                                                  Sole dispositive and voting power
c/o Integrated Spatial Information Solutions
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Gary S. Murray                                            2,638,542(4)                                    11.8%
Chairman and Director                                     Sole voting power
c/o Integrated Spatial Information Solutions
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

J. Gary Reed                                              114,424(5)                                      0.6%
Director                                                  Sole dispositive and voting power
c/o Integrated Spatial Information Solutions
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

All Directors and Officers                                5,000,107                                       20.2%
As a group (6 persons)
---------------

(1) Includes 247,512 shares of common stock issuable pursuant to the exercise of 151,512 options, 96,000 warrants and 13,000 shares of common stock owned by Mr. Antenucci's spouse, for which he is deemed to be a beneficial owner.

(2) Includes 199,093 shares of common stock issuable pursuant to the exercise of 183,093 options and 16,000 warrants.

(3) Includes 132,500 shares of common stock issuable pursuant to the exercise of 32,500 options and 100,000 warrants.

(4) Includes 238,750 shares of common stock issuable pursuant to the exercise of options. Also includes 848,809 shares of common stock, options to purchase 1,290,324 shares of common stock and warrants to purchase 405,000 shares of common stock owned by HumanVision L.L.C. Mr. Murray, as a member and sole manager, is a control person of HumanVision L.L.C.

(5) Includes 105,481 shares of common stock issuable pursuant to the exercise of 101,481 options and 4,000 warrants.

Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John C. Antenucci, President and a director of ISIS, is a 10% partner in the organization that owns the facilities in Frankfort, Kentucky, leased by PlanGraphics, Inc. The annual lease cost is approximately $327,000 per year for 20,500 square feet. PlanGraphics entered into the lease in 1995, prior to the acquisition of PlanGraphics by ISIS. When entered into, the lease rate exceeded the fair market value for similar facilities in the area by approximately 20%. This transaction, however, was considered to be in the best interests of PlanGraphics at that time by the disinterested members of its Board of Directors.

John C. Antenucci, President and a director of ISIS, personally guaranteed an obligation of ISIS on September 22, 1997. As consideration for such guaranty, ISIS agreed to pay Mr. Antenucci 5% of the outstanding loan balance on an annual basis. ISIS has not paid all monies owed to Mr. Antenucci pursuant to this agreement and to date, the outstanding balance of the debt owed Mr. Antenucci is $20,175. The agreement was considered to be in the best interests of ISIS at the time of agreement by the disinterested members of its Board of Directors.

Gary S. Murray, Chairman and a director of ISIS, is the principal owner and executive officer of HumanVision L.L.C. On July 1, 2001, we entered into a consulting agreement with HumanVision L.L.C. Compensation for the consulting services of HumanVision L.L.C. consists of performance options to purchase 322,581 shares of common stock at an exercise price of $0.11 per share if our market capitalization exceeds $30,000,000 for twenty of thirty consecutive business days at any time prior to June 30, 2002, and an additional 322,581 shares of common stock at an exercise price of $0.11 per share if our market capitalization exceeds $60,000,000 for twenty of thirty consecutive business days at any time prior to June 30, 2002. The options will be exercisable for a period of three years from the date of issue. The agreement also provides for a success fee of 1.5% of the transaction value in the event of a successful merger or acquisition of stock or assets.

On February 2, 2001, we executed a promissory note in favor of HumanVision L.L.C. for the sum of $75,000. The note is due on October 21, 2001 and bears interest at prime plus six percent. . Subsequent to September 30, 2001, this note was paid in full with poceeds from the rights offering. On February 9, 2001, PlanGraphics entered into an agreement with HumanVision L.L.C. whereby HumanVision L.L.C. agreed to provide a $325,000 standby letter of credit to National City Bank of Kentucky as additional collateral for PlanGraphics' existing line of credit that has been replaced with the Branch Banking & Trust Company line of credit. As consideration, PlanGraphics will make quarterly payments of an amount equal to two percent of the value of the standby letter of credit. In the event Branch Banking & Trust Company calls the standby letter of credit, PlanGraphics will execute a convertible debt instrument payable to HumanVision L.L.C. at an annual interest rate of prime plus six percent for a term not to exceed nine months. At any time prior to the instrument's maturation, HumanVision L.L.C. may convert the debt and accrued interest into shares of our common stock valued at $.07 per share. The accounts receivable of PlanGraphics serve as collateral should the standby letter of credit be called. ISIS also provided a guarantee to HumanVision L.L.C. offering its stock in PlanGraphics as consideration.

On May 15, 2001, we executed a promissory note in favor of HumanVision L.L.C. for the sum of $40,000. The note is due on October 21, 2001 and bears interest at prime plus six percent. . Subsequent to September 30, 2001, this note was paid in full with proceeds from the rights offering.

                                     PART IV

Item 13- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as a part of this report:

1.      Financial Statements

2.      Exhibit Index

The following exhibits are filed as part of this Report:

Exhibit
Number   Description of Exhibit

2.1 Acquisition Agreement between DCX, Inc. and PlanGraphics, Inc. (filed with Current Report, Form 8-K, on September 24, 1997 and incorporated herein by reference)

3.1 Amended and Restated Articles of Incorporation of ISIS (filed with our Definitive Proxy Statement dated May 3, 1991 and incorporated herein by reference).

3.2 Articles of Amendment to the Articles of Incorporation dated November 6, 1996 (filed with Current Report, Form 8-K, on November 27, 1996 and incorporated herein by reference).

3.3 Articles of Amendment to the Articles of Incorporation dated July 30, 1997 (filed with Current Report, Form 8-K, on August 15, 1997 and incorporated herein by reference). 3.4 Bylaws of ISIS (filed with Registration Statement on Form S-18, file no. 33-1484 and incorporated herein by reference).

4.1 Specimen Stock Certificate (filed with Registration Statement on Form S-18, file no. 33-1484 and incorporated herein by reference).

4.2 ISIS 1991 Stock Option Plan (filed with Registration Statement on Form S-8 on September 30, 1996 and incorporated herein by reference).

4.3 ISIS 1995 Stock Incentive Plan (filed with Registration Statement on Form S-8 on September 30, 1996 and incorporated herein by reference).

4.4 ISIS Equity Incentive Plan (filed with Annual Report on Form 10-KSB on January 13, 1998 and incorporated herein by reference).

4.5 ISIS Equity Compensation Plan (filed with Registration Statement on Form S-8 on September 8, 1999 and incorporated herein by reference).

4.6 Form of Warrant to be issued to Crossways Consulting Group, Inc. and Brean Murray & Co., Inc. (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.1 Escrow Agent Agreement with Branch Bank & Trust Company (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.2 Agreement for Services with Crossways Consulting Group, Inc. dated February 28, 2001. (filed with Registration Statement on Form SB-2 on March 26, 2001 and incorporated herein by reference).

10.3 Letter Agreement with Brean Murray & Co., Inc. dated March 13, 2001 (filed with Registration Statement on Form SB-2 on March 26, 2001 and incorporated herein by reference).

10.4 Executive Employment Agreement dated March 28, 1997 between ISIS and Frederick G. Beisser (filed with Quarter Report on Form 10-QSB on May 14, 1997 and incorporated herein by reference).

10.5 Executive Employment Agreement dated September 22, 1997 between ISIS and John C. Antenucci (filed with Annual Report on Form 10-KSB on January 13, 1998 and incorporated herein by reference).

10.6 Executive Employment Agreement dated September 22, 1997 between ISIS and J. Gary Reed (filed with Annual Report on Form 10-KSB on January 13, 1998 and incorporated herein by reference).

10.7 Agreement for Services dated July 1, 2001 between ISIS and Gary S. Murray (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.8 Consulting Services Agreement dated July 1, 2001 between ISIS and HumanVision L.L.C. (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.9 Convertible Promissory Note by and between ISIS and HumanVision L.L.C. (filed with Annual Report on Form 10-KSB on February 20, 2001 and incorporated herein by reference).

10.10 Stock Pledge Agreement by and between ISIS and HumanVision L.L.C. (filed with Annual Report on Form 10-KSB on February 20, 2001 and incorporated herein by reference).

10.11 Guaranty by ISIS in favor of HumanVision L.L.C. (filed with Annual Report on Form 10-KSB on February 20, 2001 and incorporated herein by reference).

10.12 Promissory Note issued to Evans, Mechwart, Hambleton & Tilton, Inc. dated November 7, 2000 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.13 Convertible Promissory Note by and between ISIS and HumanVision, L.L.C. dated May 15, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.14 First Amendment to Promissory Notes by ISIS for the benefit of HumanVision LLC dated May 21, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.15 Loan Agreement dated May 31, 2001 by and between Branch Banking and Trust Company, PlanGraphics, Inc., John C. Antenucci and Robin L. Antenucci (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.16 Security Agreement dated May 31, 2001 by and between Branch Banking and Trust Company and PlanGraphics, Inc. (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.17 Promissory Note by PlanGraphics, Inc. in favor of Branch Banking and Trust Company dated May 31, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.18 Guaranty Agreement dated May 31, 2001 by John C. Antenucci (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.19 Customer Contract with the City of New York (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

21        List of Subsidiaries. *


-------------------
*        Filed herewith.

(b) Reports on Form 8-K.

No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2001.

Subsequent to the end of the fiscal year we filed the following reports on Form 8-K:

Form 8-K, dated November 1, 2001 reporting the contents of a conference call to shareholders, stockbrokers and potential investors regarding the preliminary fiscal year 2000 results.

Form 8-K, dated November 30, 2001 reporting the extension of the Shareholder Rights Offering closing date to Dec 21, 2001, payment in full of the arbitration award and amounts purchased and/or committed to date in the Shareholder Rights Offering.

Form 8-K, dated December 20, 2001 reported the extension of the Shareholder Rights Offering closing date to January 18, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Integrated Spatial Information Solutions, Inc.


Date: 12/31/2001                 By: /S/ John C. Antenucci
----------------                 ------------------------------------
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

Signature                           Title                            Date
------------------------------      -----------------------          ----------


------------------------------
Jeanne M. Anderson                  Director                         _________


/S/ Fred Beisser
------------------------------
Frederick G. Beisser                Vice President--Finance and      12/28/2001
                                    Administration, Secretary,
                                    Treasurer, Principal Financial &
                                    Accounting Officer and Director
/S/ John C. Antenucci
------------------------------
John C. Antenucci                   Acting CEO, President            12/31/2001
                                    and Director

/S/ J. Gary Reed
------------------------------
J. Gary Reed                        Director                         12/28/2001

/S/ Ray O'Mara
------------------------------
Raymund E. O'Mara                   Director                         12/28/2001

/S/ Gary S. Murray                  Chairman of the Board
---------------------------         and Director                     12/28/2001
Gary S. Murray

Exhibit 21


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

PlanGraphics, Inc.                         Maryland

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                                        Contents



         Report of Independent Certified Public Accountants                 F-2

         Consolidated Balance Sheets as of
         September 30, 2001 and 2000                                  F-3 - F-4

         Consolidated Statements of Operations
         For the Years Ended September 30,
         2001 and 2000                                                      F-5

         Consolidated Statements of Stockholders'
         Equity for the Years Ended
         September 30, 2001 and 2000                                  F-6 - F-7

         Consolidated Statements of Cash Flows
         For the Years Ended September 30,
         2001 and 2000                                                      F-8

         Summary of Accounting Policies                              F-9 - F-16

         Notes to Consolidated Financial Statements                 F-17 - F-38

Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Integrated Spatial Information Solutions, Inc.
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Integrated Spatial Information Solutions, Inc. and subsidiary as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Spatial Information Solutions, Inc. and subsidiary as of September 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                            /S/ BDO Seidman, LLP

Denver, Colorado
December 21, 2001

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                     Consolidated Balance Sheets

September 30,                                                           2001         2000
------------------------------------------------------------------   ----------   ----------
Assets

Current:
   Cash and cash equivalents                                         $   18,799   $   20,306
Accounts receivable, less allowance for doubtful accounts
      of $12,754 and $1,007 (Notes 2 and 3)                           2,134,739    1,386,774
   Prepaid expenses and other                                           123,144      172,154
------------------------------------------------------------------   ----------   ----------

Total current assets                                                  2,276,682    1,579,234
------------------------------------------------------------------   ----------   ----------

Property and equipment:
   Land and building under capital lease -
      related party (Note 6)                                          1,866,667    1,866,667
   Equipment and furniture                                              710,054      699,165
   Other leased assets                                                  255,600      255,600
------------------------------------------------------------------   ----------   ----------
                                                                      2,832,321    2,821,432
Less accumulated depreciation and amortization                        1,372,613    1,084,027
------------------------------------------------------------------   ----------   ----------

Net property and equipment                                            1,459,708    1,737,405
------------------------------------------------------------------   ----------   ----------

Other assets:
   Goodwill, net of accumulated amortization of
$1,510,446 and $1,146,522                                             3,948,343    4,312,267
   Other                                                                101,959      102,974
------------------------------------------------------------------   ----------   ----------

Total other assets                                                    4,050,302    4,415,241
------------------------------------------------------------------   ----------   ----------

                                                                     $7,786,692   $7,731,880
------------------------------------------------------------------   ----------   ----------

                         See Report of Independent Certified Public Accountants, summary of accounting policies and notes to consolidated financial statements.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                     Consolidated Balance Sheets

September 30,                                                                     2001         2000
----------------------------------------------------------------------------   ----------   ----------
Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable - current maturities (Note 3)                                 $    788,780    $    559,647
Obligations under capital lease - current (Note 6)                                     --            13,286
Obligations under capital leases - related party,
      current (Note 6)                                                              102,263          90,091
   Checks written against future deposits                                            24,100          61,612
   Accounts payable (Note 10)                                                     1,406,455         988,613
   Accrued payroll costs and vacation                                               428,438         325,613
   Accrued expenses                                                                 387,265         247,823
   Accrued litigation costs (Notes 4 and 11)                                        358,344         331,693
   Deferred revenue                                                                 181,575         201,578
----------------------------------------------------------------------------   ------------    ------------

Total current liabilities                                                         3,677,220       2,819,956

Long-term liabilities:
Obligations under capital leases - related
      party, less current maturities (Note 6)                                     1,609,955       1,712,217
----------------------------------------------------------------------------   ------------    ------------

Total liabilities                                                                 5,287,175       4,532,173
----------------------------------------------------------------------------   ------------    ------------

Commitments and Contingencies (Notes 1, 6, 8, 9, 10 and 11)

Stockholders' equity (Notes 7 and 13):
   Cumulative convertible preferred stock,
      $.001 par value, 20,000,000 shares authorized,
      no shares issued or outstanding                                                  --              --
Common stock, no par value, 2,000,000,000
  shares authorized, 19,649,539 and 18,674,382
  shares issued and outstanding                                                  18,103,781      17,655,369
   Common stock to be issued                                                           --            25,000
   Accumulated deficit                                                          (15,604,264)    (14,480,662)
----------------------------------------------------------------------------   ------------    ------------

Total stockholders' equity                                                        2,499,517       3,199,707
----------------------------------------------------------------------------   ------------    ------------

                                                                               $  7,786,692    $  7,731,880
----------------------------------------------------------------------------   ------------    ------------

                         See Report of Independent Certified Public Accountants, summary of accounting policies and notes to consolidated financial statements.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                           Consolidated Statements of Operations


Year Ended September 30,                                                 2001           2000
-----------------------------------------------------------------   ------------    ------------
Revenues                                                            $  7,639,735    $  6,048,570
-----------------------------------------------------------------   ------------    ------------

Costs and expenses:
   Direct contract costs                                               4,475,201       3,681,054
   Salaries and employee benefits                                      1,718,081       1,865,357
   General and administrative expenses                                   991,991       1,067,445
  Marketing expenses                                                     528,605         367,828
   Other operating expenses                                              666,756         844,971
-----------------------------------------------------------------   ------------    ------------

Total costs and expenses                                               8,380,634       7,826,655
-----------------------------------------------------------------   ------------    ------------

Operating loss                                                          (740,899)     (1,778,085)
-----------------------------------------------------------------   ------------    ------------

Other income (expense):
   Other income                                                           71,698         116,674
   Gain on sale of assets (Note 4)                                            43           5,033
   Loss on litigation settlements (Note 11)                              (76,344)       (589,432)
   Interest expense                                                     (378,100)       (330,004)
-----------------------------------------------------------------   ------------    ------------

Total other expense                                                     (382,703)       (797,729)
-----------------------------------------------------------------   ------------    ------------

Net loss                                                              (1,123,602)     (2,575,814)

Preferred stock dividends (Note 7)                                          --           (18,002)
-----------------------------------------------------------------   ------------    ------------

Net loss available to common stockholders                           $ (1,123,602)   $ (2,593,816)
-----------------------------------------------------------------   ------------    ------------




Basic and diluted loss per common share                             $      (0.06)   $      (0.16)
-----------------------------------------------------------------   ------------    ------------

Weighted average number of shares of common stock outstanding         19,435,246      15,749,738
-----------------------------------------------------------------   ------------    ------------

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

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                 Consolidated Statements of Stockholders' Equity

    Year Ended             Series A
 September 30, 2000    Preferred Stock        Common Stock
                      -----------------    --------------------          Common         Additional
                                                                        Stock to         Paid-in      Accumulated
(See Note 7)          Shares    Amount     Shares        Amount        be Issued         Capital        Deficit          Total
----------------      ------   --------  ---------    ------------   -------------   -------------   ------------    ------------
Balance,
October 1, 1999         590    $   1       13,242,112  $ 16,428,712   $     31,500    $    374,212    $(11,886,846)   $  4,947,579
----------------        ---    -----       ----------  ------------   ------------    ------------    ------------    ------------

Issuance of common
   stock for cash
   and options           --       --          127,967        30,250            --             --              --            30,250
   exercised

Issuance of common
    stock to
    related parties      --       --          852,000       213,000            --             --              --           213,000

Issuance of common
   stock to
   unrelated parties     --        --         806,452       250,000         25,000            --              --           275,000

Stock issued for         --        --         388,979        88,434            --             --              --            88,434
   services

Conversion of
   preferred stock
   into common stock   (590)      (1)       2,597,064       374,212            --         (374,212)           --               (1)

Issuance of common
   stock for
   preferred stock
   dividends             --        --         181,131        56,151            --             --              --            56,151

Preferred stock
   dividends             --        --           --             --              --             --           (18,002)       (18,002)

Stock options and
   warrants issued
   for consulting
   services              --        --           --           37,500            --             --              --            37,500

Settlement of legal
   disputes through
   issuance of
   common stock          --        --         202,703        75,000        (31,500)           --              --            43,500

Settlement of legal
   disputes through
   issuance of
   common stock
   upon exercise of
   options and
   warrants              --        --         275,974       102,110            --             --              --           102,110

Net loss                 --        --             --           --              --             --        (2,575,814)     (2,575,814)
----------------        ---    -----       ----------  ------------   ------------    ------------    ------------    ------------

Balance,
September 30, 2000       --    $ --        18,674,382  $ 17,655,369   $     25,000    $       --      $(14,480,662)   $  3,199,707
----------------        ---    -----       ----------  ------------   ------------    ------------    ------------    ------------

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

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                 Consolidated Statements of Stockholders' Equity

Year Ended
September 30, 2001                            Common Stock
                                      --------------------------       Common
(See Note 7)                           Shares          Amount       Stock to be     Accumulated       Total
                                                                       Issued         Deficit
----------------------------------    -----------   ------------   -------------   -------------   ------------
Balance,
October 1, 2000                        18,674,382   $ 17,655,369   $     25,000    $(14,480,662)   $  3,199,707

Issuance of common stock for
   cash and options exercised              82,448         20,612           --              --            20,612

Issuance of common stock to
    related parties for cash              400,000        100,000           --              --           100,000

Issuance of common stock to
   unrelated parties for cash             180,000         45,000        (25,000)           --            20,000

Issuance of common stock for
   services                               312,709         64,400           --              --            64,400

Stock options and warrants
   issued for consulting services            --          109,400           --              --           109,400

Beneficial conversion feature on
   convertible debt to be
   charged to interest expense
   (Note 3)                                  --          109,000           --              --           109,000

Net loss                                     --             --             --        (1,123,602)     (1,123,602)
----------------------------------    -----------   ------------   -------------   -------------   ------------

Balance,
September 30, 2001                     19,649,539   $ 18,103,781   $       --      $(15,604,264)   $  2,499,517
----------------------------------    -----------   ------------   -------------   -------------   ------------

                         See Report of Independent Certified Public Accountants, summary of accounting policies and notes to consolidated financial statements.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                           Consolidated Statements of Cash Flows

Increase (decrease) in Cash and Cash Equivalents

Years Ended September 30,                                                          2001          2000
----------------------------------------------------------------------------   -----------    -----------
Operating activities:
   Net loss                                                                    $(1,123,602)   $(2,575,814)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                             652,552        715,265
         Provision for losses on accounts receivable                                11,748        (50,570)
         Stocks and warrants issued in settlement of legal disputes                   --          177,110
         Stock issued for services                                                  64,400         88,434
         Stock issued for litigation settlement                                       --          (31,500)
         Stock options and warrants issued for consulting services                 109,400         37,500
         Gain on sale of assets                                                        (43)        (5,033)
       Amortization of debt discount                                                62,750           --
      Changes in operating assets and liabilities:
        Accounts receivable                                                       (759,713)       587,208
        Prepaid expenses and other                                                  49,010        (49,654)
        Other assets                                                                 1,016        (28,130)
        Accounts payable                                                           732,844        391,264
        Accrued expenses                                                           268,917       (176,268)
        Deferred revenue                                                           (20,003)        92,990
----------------------------------------------------------------------------   -----------    -----------

Net cash provided by (used in) operating activities                                 49,276       (827,198)
----------------------------------------------------------------------------   -----------    -----------

Investing activities:
   Purchase of equipment                                                           (10,890)      (124,873)
   Proceeds from sale of assets                                                       --            1,990
   Restricted cash                                                                    --           25,000
----------------------------------------------------------------------------   -----------    -----------

Net cash used in investing activities                                              (10,890)       (97,883)
----------------------------------------------------------------------------   -----------    -----------

Financing activities:
   Checks written against future deposits                                          (37,512)        61,612
   Proceeds from debt                                                            4,947,301      5,316,044
   Payments on debt                                                             (4,986,917)    (5,179,477)
   Payments on obligations under capital lease                                    (103,377)      (144,868)
   Proceeds from exercise of stock options                                          20,612         30,250
   Proceeds from the issuance of common stock                                      120,000        463,000
   Proceeds from stock to be issued                                                   --           25,000
   Conversion of preferred stock into common stock                                    --                1
----------------------------------------------------------------------------   -----------    -----------

Net cash provided by (used in) financing activities                                (39,893)       571,562
----------------------------------------------------------------------------   -----------    -----------

Net decrease in cash                                                                (1,507)      (353,519)

Cash and cash equivalents, beginning of year                                        20,306        373,825
----------------------------------------------------------------------------   -----------    -----------

Cash and cash equivalents, end of year                                         $    18,799    $    20,306
----------------------------------------------------------------------------   -----------    -----------

                         See Report of Independent Certified Public Accountants, summary of accounting policies and notes to consolidated financial statements.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

Organization and    These consolidated financial statements include the accounts
Business            of Integrated Spatial Information Solutions, Inc. and those of its wholly owned subsidiary PlanGraphics, Inc.
                    (collectively the "Company"). PlanGraphics, Inc. is an independent consulting firm specializing in the design and implementation of Geographic Information Systems ("GIS") as well as advisory services in the United States and foreign markets. The customer base consists primarily of utilities, government agencies, and land and resource management organizations.

Principles of       The consolidated financial statements include the accounts
Consolidation       of the Company and it's wholly owned subsidiary. All
                    significant inter-company accounts and transactions have been eliminated in consolidation.

Cash                For purposes of the statement of cash flows, the Company
Equivalents         considers all highly liquid investments purchased with an
                    original maturity of three months or less to be cash equivalents.

Revenue and         Revenues from fixed fee projects are recognized on the
Cost Recognition    percentage completion method and as services are provided
                    for time and material projects. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which they become known.

                    Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Deferred revenue represents retainage and prepayments in connection with these contracts, as well as amounts billed in excess of amounts earned.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

Goodwill Goodwill represents the excess of the cost over the fair value of its net assets acquired at the date of acquisition and is being amortized on the straight-line method over fifteen years. Amortization expense on goodwill was $363,924 for each of the fiscal years ended September 30, 2001 and 2000.

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

Property,           Property and equipment are recorded at cost. Depreciation is
Equipment and       provided primarily using accelerated methods over the
Depreciation and    estimated useful lives ranging from 5 to 31 years.
Amortization        Depreciation and amortization expense on property and
                    equipment was $288,628 and $351,341 for the years ended
                    September 30, 2001 and 2000. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

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

                    For the years ended September 30, 2001 and 2000, total stock options and stock warrants convertible into 5,206,955 and 6,441,916 shares of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Concentrations      The Company's financial instruments that are exposed to
of Credit Risk      concentrations of credit risk consist of cash and cash
                    equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts.

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

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

Fair Value of       The estimated fair value of financial instruments has been
Financial           determined using available market information or other
Instruments         appropriate valuation methodologies, including the Black
                    Scholes model. However considerable judgment is required in interpreting market data to develop estimates of fair value.
                    Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The carrying amounts of financial instruments reported on the consolidated balance sheets approximate their respective fair values.

Segment             The Company follows the provisions of SFAS No. 131,
Information         "Disclosures about Segments of an Enterprise and Related
                    Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company currently operates in one business segment.

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

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

Stock Option        The Company applies Accounting Principles Board Opinion 25,
Plans               "Accounting for Stock Issued to Employees" ("APB Opinion
                    25"), and the related Interpretation in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant.

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

Comprehensive       Effective October 1, 1998, the Company has adopted the
Income (Loss)       provisions of SFAS No. 130, "Reporting Comprehensive
                    Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the fiscal years ended September
                    30, 2001 and 2000, the Company had no items of comprehensive income (loss) other than net losses; therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

Recent Accounting   Effective October 1, 2000, the Company adopted SFAS No. 133,
Pronouncements      "Accounting for Derivative Instruments and Hedging
                    Activities", as amended by SFAS No. 137 "Accounting for
                    Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133" and SFAS No.
                    138, "Accounting for Certain Derivative Instruments and
                    Hedging Activities", which established standards for recognizing all instruments including those used for hedging as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. The adoption of this statement had no material impact on the Company's financial position, results of operations or cash flows.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

Recent              In December 1999, the Securities and Exchange Commission
Accounting          (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB
Pronouncements      101"), "Revenue Recognition in Financial Statements" which
(Continued)         provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the adoption of this bulletin has not had a material impact on the Company's financial position, results of operations or cash flows.

                    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which became effective July 1, 2000, except that certain conclusions in this Interpretation which covered specific events that occurred after either December 15, 1998 or January 12, 2000 were to be recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company's existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material effect on the Company's financial position, results of operations or cash flows.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

Recent              In June 2001, the FASB finalized SFAS No. 141, "Business
Accounting          Combinations", and SFAS No. 142, "Goodwill and Other
Pronouncements      Intangible Assets." SFAS No. 141 requires the use of the
(Continued)         purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.
                    SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142.

                    The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $3,948,343, which will be subject to impairment testing under SFAS 142. The Company has determined that it has one reportable unit. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                                  Summary of Accounting Policies

Recent              In October 2001, the FASB issued SFAS No. 144, "Accounting
Accounting          for the Impairment or Disposal of Long-Lived Assets." SFAS
Pronouncements      144 requires that those long-lived assets be measured at the
(Continued)         lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.
                    SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

Deferred Offering   Deferred offering costs of $76,257 at September 30, 2001 ($0
Costs               at September 30, 2000) included in the accompanying
                    consolidated balance sheets represent direct third party costs and expenses incurred on pending financing efforts.
                    See Note 13 for discussion of the offering that occurred subsequent to year-end. Any costs and expenses associated with unsuccessful efforts will be expensed in the period in which the offering has been deemed to be unsuccessful.

Reclassifications   Certain reclassifications have been made to the fiscal 2000 financial statements to conform to the fiscal 2001 financial statements' presentation. Such reclassifications have no effect on financial position or net income as previously reported.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

1.  Management's    The consolidated financial statements have been prepared
    Plan            assuming the Company will continue as a going concern. The
                    Company incurred losses totaling $1,123,602 and $2,575,814 during the years ended September 30, 2001 and 2000, respectively. Included in the net loss is approximately
                    $832,506 and $1,697,062 in non-cash and non-recurring charges to earnings during the years ended September 30, 2001 and 2000, respectively. In the year ended September 30, 2001, the Company reported cash flows provided by operations of $49,276, as compared to cash flows used in operations of $827,198 for the year ended September 30, 2000. The Company has a history of losses that have resulted in accumulated deficits of $15,604,264 and $14,480,662 at September 30,
                    2001 and 2000, respectively, as well as working capital deficits of $1,400,538 and $1,240,722 at September 30, 2001 and 2000, respectively.

                    As of September 30, 2001, management estimates that based upon current expectations for growth, additional funding of approximately $2.5 million will be required for the recapitalization of the Company and the execution of the current business plan, including the financing of anticipated capital expenditures, operating losses and the evaluation of acquisition targets.

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

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

                    Subsequent to September 30, 2001, the Company commenced a rights offering to existing stockholders and to certain other qualified parties as part of a recapitalization plan initiated in February 2001. See Note 13 for further discussion. As of December 19, 2001 the Company raised over $1.65 million through the offering and has converted approximately $100,000 of certain current liabilites to common stock. These funds were used to pay down certain notes payable, accrued expenses and accounts payable. Management anticipates utilizing the proceeds from the rights offering to pay all outstanding notes and accounts payable beyond 30-day terms by December 31, 2001. The remaining funds will be used for general operational purposes.

                    Management believes that as a result of the successful rights offering and the anticipated cash flow from operations in fiscal 2002, the Company has the cash resources to meet its obligations for the year ended September 30, 2002.

2.  Accounts        The components of accounts receivable are as follows:
    Receivable

                    September 30,                                    2001            2000
                    ----------------------------------------- --------------- ----------------
                    Contract receivables:
                       Billed                                 $   1,609,294    $   1,225,741
                       Unbilled                                     538,199          162,040
                    ----------------------------------------- --------------- ----------------

                                                                  2,147,493        1,387,781

                    Less allowance for doubtful accounts             12,754            1,007
                    ----------------------------------------- --------------- ----------------

                    Accounts receivable, net                  $   2,134,739    $   1,386,774
                    ----------------------------------------- --------------- ----------------

                    Deferred revenue amounts of $181,575 and $201,578 at September 30, 2001 and 2000, respectively, represent amounts billed in excess of amounts earned. Included in the deferred revenue balance at September 30, 2001 and 2000 respectively, was $80,162 and $70,790, related to retainers received for future services and over- payments by customers on specific invoices.

                    The Company has historically received greater than 10% of its annual revenues from one customer. One customer accounted for 36% of revenues for the year ended September 30, 2001. A separate customer accounted for 20% of revenues for the year ended September 30, 2000. At September 30, 2001, one customer accounted for 46% of accounts receivable, while two other customers accounted for 19% and 15% of accounts receivable at September 30, 2000.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

3.  Notes            Notes payable at September 30 are as follows:
    Payable
                     September 30,                                             2001          2000
                     -------------------------------------------------     -----------   ------------
                     Revolving  line of  credit  agreement  with a
                       bank,  paid in full in  fiscal  2001 and no
                       longer available.                                        -        $   559,647

                     A line of  credit  agreement  with a bank for
                       for $500,000, interest at prime plus 2% (8.0%
                       at September 30, 2001), collateralized by
                       accounts receivable, a standby letter of
                       credit provided by a related party and
                       guaranteed by a director. The line of credit
                       matures on February 2, 2002. on
                       February 2, 2002.                                     500,000              -

                     A  short-term  bank  note  in the  amount  of
                       $50,000,  interest at prime plus 2.0% (8.0%
                       at September 30, 2001),  collateralized  by
                       accounts receivable and maturing October
                       14,  2001.  Note was  subsequently  paid in
                       full.                                                 45,000              -

                     A promissory note with a vendor in  the
                       original amount of $185,000,      interest
                       rate of  9.5%.  The note  matured  June 21,
                       2001 and is currently in default.                     116,530              -

                     A   promissory   note  with  a  vendor  dated
                       February 15, 2001, in the original amount of
                       $130,000, interest rate of 9%, maturing
                       December 21, 2001. Note was subsequently
                       paid in full.                                          58,500              -


                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

                     A convertible   debt   instrument   with  a
                       related party,  original amount of $75,000,
                       interest   at  prime  plus  2.0%  (8.0%  at
                       September 30, 2001), maturing in February
                       2002, net of unamortized discount of
                       $25,000 (see Note 7).                                  50,000              -

                     A convertible   debt   instrument   with  a
                       related  party,  face  amount  of  $40,000,
                       interest   at  prime  plus  2.0%  (8.0%  at
                       September 30, 2001),  maturing in May 2002,
                       net  of  unamortized  discount  of  $21,250
                       (see Note 7).                                          18,750              -
                       ---------------------------------------------- ------------------ -------------

                    Notes payable - current                           $      788,780     $   559,647
                    ------------------------------------------------- ------------------ -------------

4.   Accrued        The Company was the respondent in an arbitration claim by
     Litigation     its former Chief Financial Officer, which was filed in
     Costs          August 1999 with the American Arbitration Association. The former CFO claimed that he was constructively discharged and sought severance compensation equal to three year's compensation as allegedly provided for in his employment agreement. The Company asserted that the CFO resigned and was not constructively discharged; therefore he was entitled to no severance compensation. The case was arbitrated in February 2000. In a final decision on April 20, 2000 the arbitrator awarded the CFO $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with the Company. All costs associated with the arbitration award were expensed as of June 30, 2000. On July 18, 2000 the Company filed an appeal of that award. The appeal was not sustained. As of September 30, 2001, the Company has accrued approximately $358,000 for the settlement and related costs, which were paid in full in December 2001.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

5.   Taxes on       The provision for income taxes consisted of the following:
     Income

                    Year Ended September 30,                            2001                2000
                    ---------------------------------------------- ------------       -------------
                    Deferred benefit:
                       Federal                                     $      98,000      $     555,000
                       State                                              10,000             57,000
                    ---------------------------------------------- ------------       -------------

                                                                         108,000            612,000
                    Increase in   valuation allowance                   (108,000)          (612,000)
                    ---------------------------------------------- ------------       -------------

                                                                   $           -      $          -
                    ---------------------------------------------- ------------       -------------

                    A  reconciliation  of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                    Year Ended September 30,                              2001               2000
                    ----------------------------------------------   ------------       -------------
                    U.S. federal statutory rates                           (34.0)%            (34.0)%
                    State income tax benefit, net
                    of federal tax amount                                   (3.3)              (3.3)
                    Increase in deferred tax asset
                       valuation allowance                                  37.3               37.3
                    ----------------------------------------------   ------------       -------------

                    Effective tax rate                                        -%                   -%
                    ----------------------------------------------   ------------       -------------

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

                    Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                    September 30,                                             2001               2000
                    ---------------------------------------------- ------------------ ------------------
                    Net operating loss carryforwards                $     3,895,000    $     3,642,500
                    Capital loss carryover                                   57,000            114,000
                    Expense for stock options and
                       warrants                                             247,000            212,500
                    Provision for losses on accounts
                       receivable                                             5,000              1,000
                    Accrued wages and vacation                               57,000            183,000
                    ---------------------------------------------- ------------------ ------------------

                    Total gross deferred tax asset                        4,261,000          4,153,000
                    Valuation allowance                                  (4,261,000)        (4,153,000)
                    ---------------------------------------------- ------------------ ------------------

                    Net deferred tax asset                          $            -     $            -
                    ---------------------------------------------- ------------------ ------------------

                    A valuation allowance equal to the gross deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                    At September 30, 2001, the Company had net operating loss carryforwards of approximately $10,442,000 with expirations through 2021 and a $305,000 capital loss carryover, which expires in 2002. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

6.    Leases        Obligations Under Capital Leases - Related Party

                    The Company leases an office facility from Capitol View Development, LLC, a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development. The lease includes an annual base rent increasing over the term of the lease plus an adjustment based on Capitol View Development's rate of interest on its related loan for fit-up costs. In 2001, Capitol View Development paid off the balance on this related loan, thereby reducing the monthly payments made by the Company. (See Note 11). The initial lease term is for a period of fifteen years ending 2010 with five renewal options for a term of one year each. Annual payments approximate $320,000 per year. The Company has the option to purchase the facility subsequent to the tenth year of the term of the lease. During the years ended September 31, 2001 and 2000, the Company paid $320,380 and $335,000, respectively, in lease payments.

                    The Company previously leased certain equipment, under capital leases from a bank, with lease terms of three to five years. All equipment leases have been paid in full as of September 30, 2001.

                    The following is a schedule, by years, of future noncancellable minimum payments required by the Company under its capital lease, together with its present value as of September 30, 2001.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

                     Year Ending                             Related Party Land
                     September 30,                              and Building
                     ------------------------------------   --------------------
                     2002                                   $        297,868
                     2003                                            299,645
                     2004                                            299,645
                     2005                                            293,345
                     2006                                            281,465
                     Thereafter                                    1,203,691
                     ------------------------------------ --------------------
                                                                   2,675,659
                     Less:     amounts     representing
                      interest                                       963,441
                     ------------------------------------ --------------------

                     Present  value of minimum lease
                      payments                                     1,712,218

                     Less: current maturities                        102,263
                     ------------------------------------ --------------------

                     Obligations under capital leases,
                       less current maturities              $      1,609,955
                     ------------------------------------ --------------------

                    As of September 30, 2001 and 2000, accumulated amortization for the building and equipment under capital lease obligations was $1,349,521 and $1,197,799, respectively. Depreciation expense was $151,722 and $201,112 on the building and equipment for the years ended September 31, 2001 and 2000. All equipment leases were fully depreciated in the year ended September 30, 2001.

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

                    Minimum annual operating lease commitments at September 30, 2001 are as follows:

                     Year Ending September 30,
                     --------------------------------------- ------------------

                     2002                                    $   171,606
                     2003                                        156,066
                     2004                                        130,259
                     2005                                        124,792
                     2006                                        114,392
                     --------------------------------------- ------------------

                                                             $   697,115
                     --------------------------------------- ------------------

                    In January 2001, the Company entered into a new lease for its administrative offices in Colorado. The lease term is for twelve months commencing February 1, 2001, with monthly lease payments of $750.

                    Rental expense for the years ended September 30, 2001 and 2000 totaled $227,270 and $223,215, respectively.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

7.   Equity         Preferred Stock
     Transactions
                    In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% Cumulative
                    Convertible Preferred Stock, $.001 par value (Series A). The
                    Company designated 1,000,000 shares of Series A as part of the authorized class of preferred shares. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder at the lesser of 105% of the average of the closing bid price per share of the Company's common stock for the five trading days prior to issuance or 80% of the average of the closing bid price per share of the Company's common stock for three of the ten trading days preceding the date of conversion. The Series A
                    Preferred is subject to mandatory conversions two years after issuance.

                    During the fiscal year ended September 30, 2000, the holders of 590 shares of Series A converted these shares of the preferred into common stock at various times during the year in exchange for 2,597,064 shares of common stock valued at $374,212. Additionally, the Company issued 181,131 shares of common stock in lieu of payment of preferred stock dividends in arrears of $56,151.

                    Common Stock

                    The Company occasionally issues common stock for the payment of services, settlement of debt and the payment of preferred stock dividends. The number of shares of common stock issued in each instance is representative of the trading price of the Company's common stock at the date of issue.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

                    During the fiscal year ended September 30, 2000, the Company issued 1,658,452 shares of common stock through two separate private placements. The Company received $213,000 in gross proceeds from the issuance of 852,000 shares of common stock to officers of the Company. Additionally, the Company issued 806,452 shares of common stock to outside investors for $250,000. In connection with these sales, warrants to purchase 1,232,452 shares of common stock were issued. The warrants have varying expiration dates and are immediately exercisable. Of the warrants issued, 426,000 are valid for three years at an exercise price of $0.50 per share and 806,452 are valid for five years at an exercise price of $0.65 per share.

                    The Company issued 478,677 shares of common stock valued at $177,110 in connection with a settlement of a lawsuit with its former consultants in February 2000, when the trading price of the Company's common stock was $0.37 per share. Of the 478,677 shares issued, 202,703 shares valued at $75,000 were issued directly while the other 275,974 shares valued at $102,110 were issued upon the immediate exercise of options and warrants granted in the settlement. See Note 11 for further discussion.

                    During the fiscal year ended September 30, 2000, the Company issued warrants to purchase 125,000 shares of the Company's common stock in connection with consulting services for a total value of $37,500. The warrants were valued using the Black-Scholes model in accordance with SFAS No. 123.

                    During the fiscal year ended September 30, 2000, the Company received proceeds of $30,250 in connection with the exercise of stock options for the purchase of 127,967 shares of common stock.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

                    Effective July 1999, the Company entered into an Agreement for Services with a director of the Company. As part of the agreement, the director's annual base compensation consists of $50,000, payable in equal monthly installments in the Company's common stock, and options to purchase 175,000 shares per annum of the Company's common stock at an exercise price of $0.31 per share each year for three years. During fiscal 2000, the Company issued 172,016 shares of common stock to the director as payment for the $50,000 compensation in accordance with the agreement.

                    During the fiscal year ended September 30, 2000, the Company exchanged $88,434 in services for the equivalent value of 388,979 shares of common stock, which included the 172,016 shares of stock issued to the director.

                    On July 1, 2001, the Company renewed the Agreement for Services with the director, extending the service term to June 30, 2003. All the terms specified under the new agreement are identical to the original agreement, except that the exercise price on the 175,000 options issued at July 1, 2001 is $0.11 per share, and the number of shares issued quarterly as base compensation increased from 43,104 shares to 113,636 shares. During fiscal 2001, the Company issued 172,016 shares of common stock to the director as payment for the $50,000 compensation in accordance with the agreement. Of these shares issued, 43,014 shares related to the fourth quarter of fiscal 2000 for which $12,500 was accrued at September 30, 2000. The Company has accrued $12,500 at September 30, 2001 to account for the director's fiscal 2001 fourth quarter compensation.

                    During the fiscal year ended September 30, 2001, the Company exchanged $64,400 in services for the equivalent value of 312,709 shares of common stock, which included the 172,016 shares of stock issued to the director.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

                    During the fiscal year ended September 30, 2001, the Company issued 580,000 shares of common stock for $145,000 in gross proceeds in connection with a private placement with accredited investors and certain affiliates of the Company. The Company received $100,000 in gross proceeds from the issuance of 400,000 shares of common stock to related parties of the Company. Additionally, the Company issued 180,000 shares of common stock to outside investors for $45,000, $25,000 of which was received in September 2000. In connection with these sales, warrants to purchase 290,000 shares of common stock were issued. The warrants have an exercise price of $0.50 per share, expire after three years and are immediately exercisable.

                    During the fiscal year ended September 30, 2001, the Company received proceeds of $20,612 in connection with the exercise of stock options for the purchase of 82,448 shares of common stock.

                    During the fiscal year ended September 30, 2001, the Company issued warrants to purchase 166,668 shares of the Company's common stock in connection with a consulting services agreement for a total value of $50,000 and options to purchase 40,000 shares of common stock in connection with a separate consulting services agreement with a value of $6,400. Also in fiscal 2001, the Company recorded $53,000 as consulting expense and additional paid-in capital for the issuance of 400,000 stock options granted in September 2000, which became exercisable in fiscal 2001. The options were valued and recorded in fiscal 2001 due to the entire consulting service period falling within fiscal 2001. The options were valued using the Black-Scholes model in accordance with SFAS No. 123.

                    In connection with two separate convertible debt instruments payable to a related party totaling $115,000 (see Note 3), the Company recorded $109,000 as the beneficial conversion feature calculated in accordance with the Emerging Issues Task Force ("EITF") Issue 98-5 and 00-27, which will be accreted from the dates of issuance to the maturity dates.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

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

                    SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 2001 and 2000: dividend yield of 0 percent, expected volatility of 120 to 140 percent, risk-free interest rates between 3.5 and 5.5 percent, and expected option lives of one to five years for all years presented.

                    Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following unaudited pro forma amounts:

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

                     Years Ended September 30,                 2001               2000
                     --------------------------------  -----------------    -----------------
                     Net loss
                        As reported                    $     (1,123,602)    $     (2,575,814)
                        Pro forma                            (1,228,972)          (2,687,093)
                     Net loss per share
                        As reported                    $          (.06)     $          (.16)
                        Pro forma                                 (.06)                (.17)
                     -------------------------------- -------------------- --------------------

                     A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2001 and 2000 and changes during the years ended on those dates is presented below:

                                                   Options                         Warrants
                                       -----------------------------    -----------------------------
                                                           Weighted                         Weighted
                                          Number of        Average         Number of         Average
                                           Shares       Exercise Price      Shares       Exercise Price
                     ----------------- ---------------- --------------- ---------------- ----------------
                     Outstanding           5,124,411     $       1.26       1,837,028     $       1.57
                       10/1/99
                     Granted                 804,788             0.28       1,488,258             0.55
                     Cancelled            (1,718,628)            1.22        (690,000)            2.32
                     Exercised              (273,135)            0.31        (130,806)            0.37
                     ----------------- ---------------- --------------- ---------------- ----------------

                     Outstanding
                       09/30/00            3,937,436     $       1.14       2,504,480     $       0.83
                     Granted                 882,162             0.12         456,668             0.32
                     Cancelled            (1,901,220)            0.91        (470,123)            1.04
                     Exercised               (82,448)            0.25               -             -
                     ----------------- ---------------- --------------- ---------------- ----------------

                     Outstanding
                       9/30/01             2,835,930     $       1.00       2,491,025     $       0.69
                     ----------------- ---------------- --------------- ---------------- ----------------

                     Exercisable
                       09/30/00            2,438,334     $       1.23       2,504,480     $       0.83
                     Exercisable
                       09/30/01            1,438,449     $       1.25       2,491,025     $       0.69
                     ----------------- ---------------- --------------- ---------------- ----------------

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

                                                           Options            Warrants
                                                          ---------          -----------
                      Weighted average fair
                           value of options and
                           warrants granted
                           during fiscal 2001               $ 0.07              $ 0.16

                      Weighted average fair
                           value of options and
                           warrants granted
                           during fiscal 2000               $ 0.14              $ 0.38

                      The following information summarizes stock options and warrants outstanding and exercisable at September 30, 2001:

                                           Outstanding                               Exercisable
                      ------------------------------------------------------ ---------------------------
                                                   Weighted
                                                    Average
                                                   Remaining       Weighted                   Weighted
                       Range of                   Contractual      Average                     Average
                       Exercise        Number       Life in       Exercise        Number      Exercise
                        Prices      Outstanding      Years          Price      Exercisable      Price
                      ------------ -------------- ------------- -------------- ------------- -------------
                      Options

                      $0.11-$0.50      1,152,806          2.33        $ 0.16        361,894    $ 0.25

                      $0.65-$1.13        376,496          0.89        $ 0.98        238,698      0.95

                      $1.25-$1.75        979,991          1.08        $ 1.78        687,107      1.67

                      $1.81-$2.13        326,637          0.42        $ 1.64        150,750      2.13
                      -----------      ---------          ----        ------      ---------    ------

                      $0.11-$2.13      2,835,930          1.49        $1.00       1,438,449    $ 1.25
                      -----------      ---------          ----        ------      ---------    ------

                       Warrants

                      $0.30-$0.50      1,007,668          2.41        $ 0.39      1,007,668    $ 0.39

                      $0.65-$0.98        806,452          3.46        $ 0.65        806,452    $ 0.65

                      $1.00-$1.50        591,490          0.54        $ 1.05        591,490    $ 1.05

                      $1.87-$2.13         85,415          0.29        $ 2.13         85,415    $ 2.13
                      -----------      ---------          ----        ------      ---------    ------

                      $0.30-$2.13      2,491,025          2.23        $ 0.69      2,491,025    $ 0.69
                      -----------      ---------          ----        ------      ---------    ------

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

8. Employee          401 (k) Plan
   Benefit
   Plans PlanGraphics, Inc. ("PlanGraphics") has a Section 401(k) deferred compensation provision covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at PlanGraphics' discretion based upon PlanGraphics' performance. The expense charged to operations for the plan was $47,990 and $49,999 for the years ended September 30, 2001 and 2000 and includes no discretionary match.

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

                    Employment Agreements

                    The Company entered into employment agreements with three employees that extended from July 1, 1999 through June 30, 2001. The employment agreements set forth annual compensation to the employees of between $60,000 and $157,500 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. Currently, new employment agreements are being negotiated.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

10.  Related Party  Consulting Services Agreement
     Transactions
                    A Director of the Company is the principal owner and executive officer of an organization that entered into a consulting agreement with the Company on July 6, 1999, which was renewed on July 1, 2001. The current agreement ends upon the earlier of June 30, 2003; the date upon which the Director is not elected as a Director or is removed as a Director; and the date upon which he does not own more than 50% of the voting power of the organization. Under the agreement, the organization will provide certain services related to developing and implementing actions to increase shareholder value through articulation of a vision for the Company, identifying and reviewing merger and acquisition candidates, obtaining capital (debt or equity) to finance mergers and acquisitions, and recruiting and evaluating candidates for senior executive and director position. Compensation for these services consists of performance options in two quantities of 322,581 each to acquire common stock of the Company at an exercise price of $0.11 per share if the market capitalization of the Company exceeds $30 million for the first quantity and $60 million for the second quantity for 20 of 30 consecutive business days at any time prior to June 30, 2002. As of September 30, 2001, the Company had not achieved the market capitalization levels, which would require additional compensation expense equal to the value of the contingent options.

                    Related Party Notes Payable

                    During the year ended September 30, 2001, the Company entered into separate note agreements with two officers of the Company totaling $97,000. As of September 30, 2001, these notes and related interest were paid in full.

                    Included in accounts payable at September 30, 2000 is $20,176 of interest due the CEO for interest in connection with guaranteeing certain debt of the Company's wholly-owned subsidiary.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

11.     Litigation  The Company was the defendant in a claim for damages by former consultants in July 1999. The Company counterclaimed. As a result of directed mediation the claims were settled and the Company ultimately paid the consultants $175,000 in stock. See Note 7 for further discussion. The settlement resulted in an agreement that the consultants would relinquish its anti-dilution rights to a five-percent ownership in the company subsequent to the February 15, 2000 settlement agreement.

                    The Company is a defendant in a claim filed in August 2000 by a related party who is the owner and lessor of the Company's offices in Frankfort, KY. The plaintiff alleges that the Company was delinquent in its rent, owed late fees and penalties, and owed the balance of fit-up costs, etc., in a lump sum. An officer of the Company has personally guaranteed the Company's obligations under the lease. The Company has paid the delinquent rent, denies it owes all the late fees and penalties claimed and asserts that it has the right to continue paying additional fit-up costs in monthly installments.

                    The Company is engaged in various other litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

                    See Note 4 for discussion of accrued litigation costs.

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

12. Supplemental        Years Ended September 30,
    Data to             -----------------------------------------------------------------
    Statement                                                           2001       2000
    of Cash Flows                                                     --------   --------
                        Cash paid for interest                        $280,532   $325,722
                                                                      --------   --------

                        Cash paid for income taxes                       6,263       --

                        Non-cash Investing and Financing
                        Activities:

                        Trade payables converted to notes payable      315,000       --

                        Preferred stock dividend accrued                  --       18,002

                        Common stock issued for payment of
                        preferred stock dividends                         --       54,725

                        Conversion of preferred stock into
                        common stock                                      --      374,213
                                                                      --------   --------

                                                  Integrated Spatial Information
                                                  Solutions, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

13. Subsequent      In February 2001 the Board of Directors
    Events          approved a recapitalization plan as a precedent to the
                    further execution of the Company's business plan. The Board of Directors authorized a rights offering to existing stockholders of their common stock and to certain other qualified parties. The Board established April 30, 2001 as the record date and that the rights would be non-transferable.

                    Subsequent to September 30, 2001, the Company commenced a rights offering to existing stockholders and to certain other qualified parties as part of a recapitalization plan initiated in February 2001. As of December 19, 2001 the Company raised over $1.65 million through the offering and has converted approximately $100,000 of certain current liabilities to common stock. These funds were used to pay down certain notes payable, accrued expenses and accounts payable. Management anticipates utilizing the proceeds from the rights offering to pay all outstanding notes and accounts payable beyond 30-day terms by December 31, 2001. The remaining funds will be used for general operational purposes.