Form 10QSB
period 2001-12-31
INTEGRATED SPATIAL INFORMATION SOLUTIONS INC /CO/
filed 2002-02-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

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


                        19039 East Plaza Drive, Suite 245
                                Parker, CO 80134
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (720) 851-0716
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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


   19,763,175 Shares of common stock were outstanding as of December 31, 2001.


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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the period ended September 30, 2001 and filed on Form 10-KSB under the caption "Item 1. Business - Risk Factors" beginning on page 7, our other Securities and Exchange Commission filings, and our press releases.

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

                                     Part I
                              Financial Information
Item 1. Financial Statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets


                                                     December 31    September 30
                                                        2001            2001
                                                     (Unaudited)     (Audited)

Assets

Current:
Cash and Cash Equivalents                            $   328,551    $    18,799
   Accounts receivable (net of allowance
      for doubtful accounts of $12,754
      and $12,754)                                     2,162,284      2,134,739
   Prepaid expenses and other                            147,790        123,144
--------------------------------------------------------------------------------
Total current assets                                   2,638,625      2,276,682
--------------------------------------------------------------------------------

Property and Equipment:
   Land and building under capital
         lease - related party                         1,866,667      1,866,667
   Equipment and furniture                               714,160        710,054
   Other leased assets                                   255,600        255,600
--------------------------------------------------------------------------------
                                                       2,836,427      2,832,321
Less accumulated depreciation and amortization        (1,426,171)    (1,372,613)
--------------------------------------------------------------------------------
Net property and equipment                             1,410,258      1,459,708
--------------------------------------------------------------------------------

Other Assets:

Goodwill, net of accumulated amortization              3,948,343      3,948,343
Other                                                    227,265        101,959
--------------------------------------------------------------------------------

Total other assets                                     4,175,608      4,050,302
--------------------------------------------------------------------------------

                                                     $ 8,224,491    $ 7,786,692
--------------------------------------------------------------------------------


See accompanying notes to financial statements

         Integrated Spatial Information Solutions, Inc., and Subsidiary
                    Condensed and Consolidated Balance Sheets


                                                    December 31     September 30
                                                       2001             2001
                                                    (Unaudited)      (Audited)
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
Notes payable - current maturities                 $    411,530    $    788,780
Obligations under capital
         leases - related party - current               105,554         102,263
Checks written against future deposits                     --            24,100
Accounts payable                                        787,617       1,406,455
Accrued payroll costs and vacation                      372,381         428,438
Accrued expenses                                        358,937         387,265
Accrued litigation costs                                   --           358,344
Deferred revenue                                        296,095         181,575
--------------------------------------------------------------------------------
Total current liabilities                             2,332,114       3,677,220
--------------------------------------------------------------------------------

Long-term Liabilities
Obligations under capital leases - related party      1,582,299       1,609,955
--------------------------------------------------------------------------------
Total liabilities                                     3,914,413       5,287,175
--------------------------------------------------------------------------------

Commitments and Contingencies:

Stockholders' Equity:
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  none outstanding                                         --              --

Common stock, no par value, 2,000,000,000
   shares authorized, 19,763,175 and
  19,649,539 shares issued and outstanding
   at December 31, and
  September 30, 2001, respectively                   18,128,781      18,103,781
Common stock to be issued
   49,932,171 shares at December 31, 2001 only        1,747,626            --
Accumulated deficit                                 (15,566,329)    (15,604,264)
--------------------------------------------------------------------------------
Total stockholders' equity                            4,310,078       2,499,517
--------------------------------------------------------------------------------
                                                   $  8,224,491    $  7,786,692
--------------------------------------------------------------------------------

See accompanying notes to financial statements




            Integrated Spatial Information Solutions, Inc., and Subsidiary
                Condensed and Consolidated Statements of Operations
                                   (Unaudited)


Three Months Ended December 31,                     2001                        2000
----------------------------------------------------------------------------------------

Revenues                                       $  2,120,216                 $  1,649,022
----------------------------------------------------------------------------------------

Costs and expenses:
   Salaries and employee benefits                   466,472                      369,240
   Direct contract costs                          1,164,375                      968,271
   General & Administrative Costs                   217,492                      290,287
   Marketing Costs                                   46,427                       40,829
   Being Public & Corporate Affairs                  32,541                      118,291
   Other operating costs                             53,559                      164,183
----------------------------------------------------------------------------------------
Total costs and expenses                          1,980,866                    1,951,101
----------------------------------------------------------------------------------------
Operating income (loss)                             139,350                     (302,079)
----------------------------------------------------------------------------------------

Other Income (expense):
   Interest expense (including non-cash
       interest of $46,250)                        (113,840)                     (80,597)
   Other income                                      12,424                       13,424
----------------------------------------------------------------------------------------
Total other expense                                (101,416)                     (67,173)
----------------------------------------------------------------------------------------
Net income (loss)                              $     37,934                 $   (369,252)
----------------------------------------------------------------------------------------
Basic and diluted loss per common share:
Basic Income (loss) per share                  $       0.00                 $      (0.02)
Diluted income (loss) per share                $       0.00                 $      (0.02)
----------------------------------------------------------------------------------------

Weighted average  shares outstanding
         Basic                                   69,638,528                   19,112,635
         Diluted                                 69,638,528                   19,112,635


----------------------------------------------------------------------------------------

See accompanying notes to financial statements






                 Integrated Spatial Information Solutions, Inc., and Subsidiary
                       Condensed and Consolidated Statements of Cash Flow
                                          (Unaudited)

Three Months Ended December 31,                                 2001                 2000
--------------------------------------------------------------------------------------------

Operating Activities:
Net income (loss)                                           $    37,934          $  (369,252)
Adjustments to reconcile net income (loss)
to  net cash used in operating activities:
     Depreciation and amortization                               53,559              161,684
     Amortization of debt discount                               46,250                 --
     Provision for losses on accounts receivable                   --                  2,456
     Stock options and warrants issued/to be
        issued for services performed                            25,000               81,000
Changes in operating assets:
     Increase in accounts receivable                            (27,546)             (81,692)
     Increase (decrease) in prepaid expenses                   (100,892)              26,191
     Increase (decrease) in accounts payable                   (618,838)              29,543
     Increase in accrued expenses                              (442,727)             (49,561)
     Increase (decrease) in deferred revenue                    114,519               (8,142)
     Increase in other assets                                   (49,060)              (5,500)
--------------------------------------------------------------------------------------------

Net cash used in operating activities                          (961,801)            (213,273)
--------------------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                            (4,109)              (7,507)
--------------------------------------------------------------------------------------------

Net cash used in investing activities                            (4,109)              (7,507)
--------------------------------------------------------------------------------------------

Financing Activities:
Checks written against future deposits                          (24,100)              (29,426)
Proceeds from borrowing                                          45,000              185,000
(Payments) borrowings on debt                                  (492,864)              11,541
Proceeds from issuance of common stock                             --                140,612
Proceeds from rights offering stock to be issued              1,747,626                 --
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                     1,275,662              307,727
--------------------------------------------------------------------------------------------
Net increase in cash                                            309,752               86,947

Cash and cash equivalents, beginning of period                   18,799               20,306
--------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $   328,551          $   107,253
--------------------------------------------------------------------------------------------

See accompanying notes to financial statements


                                            7

                 Integrated Spatial Information Solutions, Inc.

                                and Subsidiaries

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed and Consolidated Financial Statements

We have prepared the condensed and consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed and consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position as of December 31, 2001, the consolidated results of our operations and statements of cash flows for the three-month periods ended December 31, 2001, and 2000.

The accounting policies we followed are set forth in the annual report of September 30, 2001, filed on Form 10-KSB and the audited consolidated financial statements in it with the accompanying notes. While we believe the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by us later in the year.

The consolidated results of operations for the three-month period ended December 31, 2001, are not necessarily indicative of the results to be expected for the full year ending September 30, 2002.

Certain prior year financial statements have been restated to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                                     December 31    September 30
                                                        2001             2001
--------------------------------------------------------------------------------
                                                     unaudited          audited
Contract Receivables:
   Billed                                            $1,779,281       $1,609,294
   Unbilled                                             395,757          538,199
--------------------------------------------------------------------------------
                                                      2,175,038        2,147,493

Less allowance for doubtful accounts                     12,754           12,754
--------------------------------------------------------------------------------

Accounts receivable, net                             $2,162,284       $2,134,739

Deferred revenue amounts were $296,095 and $181,575 at December 31, 2001 and September 30, 2001, respectively, which represents amounts billed in excess of amounts earned.

We have historically received greater than 10% of annual revenues from one or more customers. The Rhode Island Department of Transportation ("RIDOT") represented 13% of revenue and the City of New York's Department of Information Technology and Telecommunications (NYDOITT) accounted for 32% of revenue for the quarter ended December 31, 2001, compared to NYDOITT and Providence Gas Company of Rhode Island who accounted for 38% and 13%, respectively, for the quarter ended December 31, 2000. In addition, at December 31, 2001 two customers, the NYDOITT and RIDOT accounted for 48% and 13% of accounts receivable, respectively, compared to NYDOITT and Providence Gas Company of Rhode Island who accounted for 32% and 13%, respectively, of accounts receivable at December 31, 2000. NYDOITT is the largest of our current customers and represents services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial reports.

(3) Provision for Income Taxes

At the beginning of the fiscal year we had net operating loss carryforwards of $10.4 million with expirations through 2020. At December 31, 2001, the amount of the net operating loss carryforward balance is estimated at $10.4 million. We expect to incur a minimal amount of alternative minimum tax for the fiscal year. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the excess deferred tax assets at fiscal year end.

(4) Litigation

We were the respondent in an arbitration claim by our former Chief Financial Officer filed in August 1999 with the American Arbitration Association in Jacksonville, Florida. The case was arbitrated in February 2000. In a final decision on April 20, 2000 the arbitrator awarded him a total of $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with us. All costs associated with the arbitration award were expensed as of June 30, 2000. On July 18, 2000 we appealed the award in State Circuit Court for Duval County, Florida. The appeal was not sustained. We paid the award, attorney's fees and accrued interest in full during December 2001 and all claims were dismissed with prejudice.

(5) Sale of Common Stock

During a registered shareholder rights offering that began on October 19, 2001 and closed on February 1, 2002 we received subscriptions for 76,757,134 shares of our common stock and raised $2,686,500. Accordingly, during February 2002 we will issue 76,757,134 shares of free trading common stock. As of December 31, 2001 we had received proceeds of $1,747,626 for which shareholders were entitled to receive 49,932,171 shares of common stock as of that date, however the common stock has not yet been issued. At December 31, 2001 we had accrued deferred offering costs of $125,655 that will be deducted from the total amount of the offering receipts credited to common stock during the second quarter. See also "Recapitalization" in Note 7, below.

(6) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2006 as noted in Note 6. to the Consolidated Financial Statements in Form 10-KSB September 30, 2001.

(7) Recapitalization

On February 9, 2001 the Board of Directors approved a recapitalization plan as a precedent to the further execution of the company's business plan. The Board of Directors authorized a rights offering to existing shareholders of our common stock and to certain other qualified parties. The offering, described in our prospectus of October 19, 2001, was successfully completed February 1, 2002 and resulted in proceeds of $2,686,500.

The Board of Directors authorized consulting agreements with Crossways Consulting Group, Inc. and Brean Murray & Co., Inc. for advice and assistance in the completion of our shareholder rights offering. The agreements provide that we will, upon successful completion of the offering, issue warrants to each of the companies to acquire common stock in a quantity equal to two percent of the number of shares outstanding immediately after completing the offering. The warrant exercise fee is equal to 110% of the shareholder rights subscription fee, or $0.0385 per share. We will issue each of the two entities warrants to acquire 1,535,142 shares of our common stock for a total of 3,070,285 shares.

(8) Related Party Transaction

On February 9, 2001, the Board of Directors approved a loan of $75,000 and we entered into a convertible promissory note payable to Human Vision LLC, an entity controlled by a director. On May 15, 2001, we borrowed an additional $40,000 from Human Vision LLC pursuant to the same terms. See Note 6 to the Consolidated Financial Statements and Loan Transactions of Item 6 in our Form 10-KSB for the fiscal year ended September 30, 2001 for more information. Both of the notes were paid in full along with accrued interest on December 3, 2001.

The Board concurrently approved a resolution authorizing us to provide to Human Vision LLC a security interest in the ownership of our subsidiary, PlanGraphics, Inc. as collateral for providing a standby letter of credit to further collateralize an extension of our subsidiary's line of credit. See also the Loan Transaction discussion in Item 6, Management Discussion and Analysis in our Form 10-KSB for the fiscal year ended September 30, 2001.

During May 2001 our subsidiary obtained a line of credit from a Maryland based banking institution, Branch Banking & Trust ("BB&T"), comparable in terms with the previous line and for an initial amount of $500,000. The new line of credit which matured on February 2, 2002 was also collateralized by the accounts receivable of PlanGraphics, a standby letter of credit provided by a related party, Human Vision L.L.C. and the personal guarantee of an officer and director. On January 31, 2002 the line of credit was extended 30 days in connection with a commitment letter for a replacement line of credit obtained by PlanGraphics with the same institution for $750,000 and similar terms except that the standby letter of credit will no longer be required and will be released.

(9) Net Income and Loss Per Common Share.

Our presentation of earnings per share for the current quarter includes the number of shares of common stock already issued and outstanding, 19,763,175, plus the number of shares, 49,932,171, that were required to be issued in exchange for nonrefundable purchases of shares in the shareholder rights offering that occurred through close of business on December 31, 2001. Subsequent to December 31, 2001 we received $938,874 of additional subscriptions representing nonrefundable purchases of 26,824,971 additional shares that are also to be issued that are not included in our earnings per share computation.

We have adopted Statement of Financial Accounting Standard ("SFAS") No. 128 issued by the Financial Accounting Standards Board. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, in order to disclose fully diluted earnings per share, when appropriate. The total of warrants and options outstanding and exercisable at December 31, 2001 and 2000 were 5,226,955 and 7,008,405, respectively. In addition, had the shareholder rights offering been concluded at December 31, 2001, we would have issued warrants to acquire 2,787,813 shares of common stock at an exercise price of $0.0385 per share.

The computation of diluted shares outstanding at December 31, 2001 does not include this quantity of warrants to be issued nor the 5,226,955 total of options and warrants already issued at that date because all exercise prices exceeded the closing price at that date and doing so would be anti-dilutive to earnings per share. Further, as we incurred a net loss in the three-month period ended December 31, 2000 none of our outstanding options or warrants were included in the computation of diluted earnings per share for that period as their effect would also be anti-dilutive.

(10) Supplemental Cash Flow Information

During the three months ended December 31, 2001 and 2000 we disbursed $71,183 and $79,156 for interest expense, respectively.

During the current quarter we also recorded in interest expense a noncash interest amount of $46,250 that is the discount amortization expense related to the beneficial conversion feature of a convertible note issued to Human Vision LLC.

(11) Recently Issued Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 142 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

We accounted for our previous business combinations using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $3,948,343 and other intangible assets nil. We have elected voluntary early implementation of SFAS 141 and 142 as of October 1, 2001, and we have not yet performed the transitional goodwill impairment test required within six months of adoption. However, we have determined that approximately $30,000 of goodwill amortization expense will no longer be required each month. Accordingly, because we have not yet performed impairment testing, we have not yet determined what total impact the adoption of SFAS 141 and 142 will have on our financial position and results of operations.

The following table reflects unaudited pro forma results of operations of ISIS, giving effect to SFAS 142 as if it were adopted on October 1, 2000:

                                                Three months ended December 31,
                                                  2001               2000
--------------------------------------------------------------------------------

Net income (loss), as reported                  $37,934           $(369,252)
Add back: amortization expense                       --              90,981
--------------------------------------------------------------------------------
Pro forma net income                            $37,934           $(278,271)

Basic net income (loss) per share:
   As reported                                  $   0.00          $   (0.02)
   Pro forma                                    $   0.00          $   (0.01)

Diluted net income (loss) per share:
   As reported                                  $   0.00          $   (0.02)
   Pro forma                                    $   0.00          $   (0.01)
--------------------------------------------------------------------------------


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition
Subsequent Events

ISIS' rights offering to existing stockholders and to certain other qualified parties commenced on October 19, 2001. It is part of a recapitalization plan initiated in February 2001. The offering closing date was extended from its original December 3, 2001 closing date through close of business on February 1, 2002 to accommodate certain shareholders and standby investors who experienced delays receiving offering materials caused by certain national security issues. As of December 31, 2001, we had raised approximately $1.65 million in nonrefundable cash through the offering and approximately $100,000 in conversion of certain liabilities into common stock. Subsequent to December 31, 2001 we received $938,874 in additional subscriptions from shareholders and standby investors resulting in the offering being subscribed for a total of $2,686,500. The funds received during the quarter were used primarily to pay down certain notes payable, accrued expenses and accounts payable. We also utilized a portion of the proceeds from the rights offering to pay all outstanding notes and accounts payable beyond 30-day terms by December 31, 2001. The remaining funds, including those received subsequent to December 31, 2001, will become working capital and used for general operational purposes. Our management team believes that as a result of the successful rights offering and the anticipated cash flow from operations in FY 2002, ISIS has the cash resources to meet its obligations for the current fiscal year. See also Notes 1 and 13 to the financial statements in our Form 10-KSB for September 30, 2001.

We have categorized below the participation in the shareholder rights offering as to sources of funds:

          Directors and Officers of ISIS                       $  720,106
          Other employees of ISIS                                  67,157
          Exercise of Shareholder Rights                          548,599
          Standby Investors                                     1,350,638
                                                               ----------
          Total Proceeds                                       $2,686,500

Were all the funds from the shareholder rights offering received on or before December 31, 2001, selected portions of the balance sheet at that date would have shown the following changes for amounts received after the end of the quarter:



                                                            Post Dec 31             Pro Forma
Balance Sheet Item                  At Dec 31, 2001          Adjustment            Dec 31, 2001
------------------                  ---------------          ----------            ------------

Cash and Equivalents                $  328,551               $ 701,663              $ 1,030,214
Notes Receivable                       183,750                 183,750                     --
Current Assets                       2,638,425                 759,748                3,398,173

Deferred Offering Costs                125,655                (125,655)                    --


Accounts Payable & Accrued
    Expenses                         1,518,935                 (53,461)               1,465,474
Current Liabilities                  2,332,114                 (53,461)               2,278,653

Working Capital                        306,511                 813,209                1,119,720

Shareholder Equity                   4,310,078                 813,209                5,123,287



The shareholder rights offering has resulted in significant enhancement of our working capital position and, as seen above, increased our working capital from $306,511 at December 31, 2001 to about $1.1 million.

On January 7, 2002 we reached an agreement to license exclusive North American rights to intellectual property and spatial integration software components owned by Xmarc Ltd. for use in the public sector and utility markets. United Kingdom-based Xmarc provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. We also agreed to support existing Xmarc clients, work in progress and proposals in North America. This arrangement effectively gives us increased access to federal, state and local government clients in addition to commercial enterprises. We will pay Xmarc Ltd. a royalty stream for a period of 21 months ending Sept. 30, 2003, after which we will have the right to acquire in perpetuity the exclusive rights to Xmarc technology and all subsequent enhancements for the North American public sector and utility markets.

On January 31, 2002, BB&T extended the $500,000 line of credit for 30 days in connection with their commitment letter of the same date. That commitment letter is for an increase in the line of credit to $750,000 and to remove the requirement for the Human Vision Standby Letter of Credit. Upon release of the standby letter of credit the pledge of the outstanding shares of PlanGraphics to Human Vision LLC will no longer be required.



                               Financial Condition

The following discussion of liquidity and capital resources addresses our combined requirements and sources, including our subsidiary, PlanGraphics, Inc., as of December 31, 2001 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Cash Flow

As of December 31, 2001 we had net working capital of $306,511 as compared to a net working capital deficit of $1,400,538 at September 30, 2001 and to $1,244,843 at December 31, 2000. This significant increase in working capital resulted from our successful shareholder rights offering. The additional funds received from the shareholder rights offering subsequent to December 31, 2001 will provide cash for operations and general working capital.

In the quarter ended December 31, 2001, operations used net cash of $961,801, as compared to $213,273 used in operations in the quarter ended December 31, 2000. This increase in cash use was primarily related to the application of funds received from the shareholder rights offering to pay down liabilities, accrued expenses and accounts payable that were 30 days or more old as seen the decreases in these accounts. Accounts receivable remained relatively unchanged. In the quarter ended December 31, 2001, net cash used in investing activities was $4,108 as compared to $7,507 of net cash used in investing activities in the quarter ended December 31, 2000. Decreased equipment purchases accounted for the change.

Financing activities in the quarter ended December 31, 2001 provided $1,275,663 as compared to net cash of $307,727 provided by financing activities in the quarter ended December 31, 2000. Cash provided by the issuance of common stock and stock to be issued increased by $1,747,626 in the current period accounting for most of the increase and the net use of funds from payments on and proceeds from debt transactions increased $504,405.

Capital Resources

On February 9, 2001, we borrowed $75,000 from an entity controlled by one of our directors and executed a convertible promissory note. On May 15, 2001 we borrowed an additional $40,000 from the same entity. The proceeds from these borrowings were used to meet certain working capital requirements. These notes were subsequently paid during December 2001 with proceeds from the shareholder rights offering.

On May 31, 2001, PlanGraphics obtained a $500,000 line of credit from Branch Banking and Trust Company ("BB&T") to replace the line of credit with National City Bank of Kentucky that expired on April 30, 2001. The BB&T line of credit matured on February 2, 2002 and was extended in connection with a January 31, 2002 commitment letter from BB&T to replace it with a new line of credit for $750,000 from the same institution with similar terms, but removing the requirement for a standby letter of credit.

As of December 31, 2001, our cash and cash equivalents had increased to $328,551. Our management team believes that our current operating funds along with the additional funds received from the completed shareholder rights offering will be sufficient to fund our cash requirements through September 30, 2003. As of December 31, 2001 we have received approximately $1.65 million of offering proceeds and approximately $100,000 from conversion of accounts payable to stock. Subsequent to the quarter's end, we have received additional proceeds of $938,874 bringing the total funds raised via the offering to $2.7 million.

We also periodically consider the sale of our interest in Jobsview.com L.L.C., held by PlanGraphics. The 7.9% ownership interest in Jobsview.com is valued at the original investment cost of $56,400 in our books. Efforts to conserve and to develop new sources of cash and equity are complimentary to the improved operating performance achieved during the past fiscal year. We anticipate the improvement to continue during the fiscal year ending September 30, 2002, and to be accompanied by positive cash flows.

Operations Outlook

We believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," continues to be a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and creating additional markets. We also believe the potential gross profit margins in information technology are much higher than we presently experience and we are working to grow the spatial data management and integration solutions of our GIS business base according to forward looking statements in our business plan, augmenting growth to be achieved through acquisitions.

We had work backlog and assignments at our operating subsidiary, PlanGraphics, of approximately $8.5 million as of December 31, 2001, slightly less than the $9.3 million as of December 31, 2000 and a small decrease from $9.1 million as of September 30, 2001. Of the $8.5 million, approximately $7.0 million is expected to be completed within 12 months. Revenue from existing backlog and assignments will be recognized through the fiscal year ending September 30, 2003. PlanGraphics reports backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Most of our orders are from existing or previous customers with whom we have a good relationship. Therefore, we do not anticipate cancellation of such contracts or order assignments.

Currently, we plan to grow internally and through acquisitions. We have made substantial progress in positioning PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Further, our past marketing investments in China continue to yield results measured by increased sales from current and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated. In addition, we have taken specific steps to position ISIS for additional acquisitions including reorganizing our corporate governance and management structure and the retention of third party advisors and investment bankers.


                              Results of Operations

Result of Operations for the Quarter Ended December 31, 2001

Revenues

Our revenues increased $471,194 or 29% from $1,649,022 for the quarter ended December 31, 2000 to $2,120,216 for the quarter ended December 31, 2001. This increase was related to new orders and work assignments received during the past 12 months.

Accounts receivable balances at December 31, 2001 and 2000, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 60 days after invoicing. The actual collection period is consistent with industry experience with clients in the public sector. While this results in an elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

Deferred revenue increased by $114,520 from the beginning of fiscal year balance in response to new orders to proceed on work that were received during the quarter.

Costs and Expenses

The costs and expenses for the quarter ended December 31, 2001 amounted to $1,980,866, an increase of only $29,765 compared to $1,951,101 for the quarter ended December 31, 2000. This 2% increase compares very favorably to the 29% increase in revenue for the period. While direct contract costs increased 20% following the increase of 29% in revenue and salaries and benefits increased by approximately 26%; general and administrative expenses decreased by approximately 25%, costs associated with being a public company decreased by about 72% and other operating costs decreased by 67% due to reductions in acquisition costs and depreciation expense. Close management attention contained the expenses and resulted in the reductions.

Net Income (Loss)

Our operating income for the quarter ended December 31, 2001 was $139,350 compared to an operating loss of $302,079 for the prior year period. This positive change is a result of significantly increased revenues and closely controlled operating costs and expenses.

Interest expense increased by $33,243 to $113,840 in the current quarter as compared to $80,597 during the same period of the prior year, an increase of 41%. The increase is attributable to increased use of interest bearing debt and amortization of the $46,250 discount for a beneficial conversion feature on a promissory note. Other income decreased slightly from the prior year total by $1,000 as a result of decreases in miscellaneous income.

We achieved net income of $37,934 for the quarter ended December 31, 2001 as compared to a net loss of $369,252 for the prior year period. The improvement was primarily from increased revenues coupled with closely controlled operating expenses. Net income attributable to common stockholders equals net income for the quarter.

Loan Transactions

On February 9, 2001, the board of directors ratified a loan of $75,000 from HumanVision L.L.C, a related party, in exchange for a promissory note dated February 2, 2001. The funds were to be used for certain specified working capital requirements. During December 2001, this note was paid in full with proceeds from the shareholder rights offering.

Also on February 9, 2001, the board approved a resolution authorizing us to provide to HumanVision, L.L.C. a security interest in the PlanGraphics' accounts receivable and subordinately, the ownership of PlanGraphics as further collateral for providing a standby letter of credit to collateralize an extension of PlanGraphics' line of credit with National City Bank of Kentucky and, subsequently, Branch Banking and Trust Company. On May 31, 2001, PlanGraphics obtained a line of credit from Branch Banking and Trust Company in the maximum principal amount of $500,000. This line of credit, which replaced the National City Bank of Kentucky line of credit, matured on February 2, 2002. On January 31, 2002 BB&T extended the line of credit for 30 days in connection with a commitment letter for a replacement letter of credit in the amount of $750,000. The pending BB&T replacement line of credit will be collateralized by PlanGraphics' accounts receivable and general intangibles. It will no longer require the pledge of a $325,000 Branch Banking and Trust Company account held by HumanVision, L.L.C. and will result in the release of the PlanGraphics shares pledged as collateral to Human Vision back to ISIS.

On May 15, 2001, we issued a promissory note in favor of HumanVision, L.L.C., a related party, in the principal amount of $40,000. During December 2001, this note was paid in full with proceeds from the rights offering.

Historically, PlanGraphics' accounts receivable have been more than adequate to cover its line of credit and management believes that this will continue to be the case. Had PlanGraphics defauled on its line of credit with Branch Banking and Trust Company and had its accounts receivable been inadequate to cover its standby letter of credit with HumanVision L.L.C., ISIS could have lost its interest in PlanGraphics which could have resulted in the loss of the Company's sole source of revenue. HumanVision L.L.C. has not expressed an interest in obtaining the underlying collateral used to support the standby letter of credit. The requirement for the standby letter of credit from Human Vision LLC will be removed from the pending BB&T line of credit. Further, sufficient proceeds received to date from the shareholder rights offering are adequate to pay the promissory note in full prior to or at maturity.

Other Matters

We received notification on November 15, 2000 that our appeal in State Circuit Court for Duval County, Florida of an arbitration award made to our former chief financial officer, Robert S. Vail was unsuccessful. The case had been arbitrated in February 2000. In a final decision on April 20, 2000, the arbitrator awarded Mr. Vail a total of $330,000 plus expenses and interest for an overall total of approximately $362,000. The arbitration award and all accrued interest and expenses were paid in full during December 2001 and pending actions were dismissed with prejudice.

Deferred Tax Valuation Allowance -- FY 2002

We have net operating loss carryforwards of approximately $10.4 million (See
Note 4 to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2000). We have established a 100 % valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

Effect of Recent Accounting Pronouncements

The accounting pronouncements that may affect us in the current fiscal year are:

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with and indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. Our previous business combinations were accounted for using the purchase method. As of October 1, 2001, the net carrying amount of goodwill was $3,948,343. We have determined that ISIS has one reportable unit. We have elected early implementation of SFAS 141 and 142. This election obviates amortization of goodwill beginning October 1, 2001 that otherwise would have resulted in amortization expenses of approximately $30,000 per month. However, while we have determined that approximately $30,000 of goodwill amortization expense will no longer be required each month, we have not yet performed the transitional goodwill impairment test required within six months of adoption. Accordingly, we have not yet determined what impact, if any, the adoption of SFAS 141 and 142 will have on our financial position and results of operations.

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

(a) Exhibits:


(b) Reports on Form 8-K filed since the beginning of the current quarter:

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

Form 8-K, dated December 20, 2001 reported the extension of the Shareholder Rights Offering closing date to January 18, 2002.

Form 8-K, dated January 17, 2002 reported the extension of the Shareholder Rights Offering closing date to February 1, 2002 and the scheduling of the Annual Shareholder's Meeting for April 30, 2002 for shareholders of record at close of business on March 28, 2002.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Integrated Spatial Information Solutions, Inc.

Dated: February 14, 2002




                                  /S/ Fred Beisser
                                  ----------------------------------------------
                                  Frederick G. Beisser
                                  Vice President-Finance & Administration,
                                  Secretary & Treasurer and Principal
                                  Financial Accounting Officer