Form 10QSB
period 2002-03-31
PLANGRAPHICS INC
filed 2002-05-15
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    ---------------

Commission file number 0-14273

                               PLANGRAPHICS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                             84-0868815
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              112 East Main Street
                               Frankfort, KY 40601
                               -------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                            Administrative Office at
                        19039 East Plaza Drive, Suite 245
                                Parker, CO 80134

                                 (720) 851-0716
                                 --------------
              (Registrant's telephone number, including area code)

                 INTEGRATED SPATIAL INFORMATION SOLUTIONS, INC.
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                [X] Yes [ ] No

      97,062,903 Shares of common stock were outstanding as of May 6, 2002.

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

The use of pronouns "we," "us," and "our" refer to the company and its subsidiary collectively. We may refer to the investor or investors in our company as "you" or "your" in this report.

                                Table of Contents





Cautionary Note About Forward-Looking Statements                               2


Part I Financial  Information                                                  4


  Item 1. Financial Statements                                                 4

   Condensed and Consolidated Balance Sheets                                   4

   Condensed and Consolidated Statements of Operations                         6

   Condensed and Consolidated Statements of Cash Flow                          7

   Notes to Condensed and Consolidated Financial Statements                    8

  Item 2. Management Discussion and Analysis                                  11


Part II Other Information                                                     15

   Submission of Matter to Vote of Shareholders                               16

   Exhibit Index                                                              16

   Signature Page                                                             17

   Exhibits                                                                   18

                                     Part I
                              Financial Information
Item 1. Financial Statements

                               PLANGRAPHICS, INC.
                    Condensed and Consolidated Balance Sheets


                                                      March 31      September 30
                                                        2002            2001
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
Assets

Current:
Cash and Cash Equivalents                            $   841,781    $    18,799
   Accounts receivable (net of allowance
      for doubtful accounts of $12,754)                2,338,202      2,134,739
   Prepaid expenses and other                            148,281        123,144
                                                     -----------    -----------
Total current assets                                   3,328,264      2,276,682
                                                     -----------    -----------

Property and Equipment:
   Land and building under capital
         lease - related party                         1,866,667      1,866,667
   Equipment and furniture                               772,270        710,054
   Other leased assets                                   255,602        255,600
                                                     -----------    -----------
                                                       2,894,539      2,832,321
Less accumulated depreciation and amortization        (1,480,592)    (1,372,613)
                                                     -----------    -----------
Net property and equipment                             1,413,947      1,459,708
                                                     -----------    -----------

Other Assets:

Goodwill, net of accumulated amortization              3,948,343      3,948,343
Other                                                    111,857        101,959
                                                     -----------    -----------

Total other assets                                     4,060,200      4,050,302
                                                     -----------    -----------

                                                     $ 8,802,411    $ 7,786,692
                                                     ===========    ===========


See accompanying notes to financial statements

                               PLANGRAPHICS, INC.
                    Condensed and Consolidated Balance Sheets

                                                     March 31      September 30
                                                       2002            2001
                                                   (Unaudited)       (Audited)
                                                   ------------    ------------

Liabilities and Stockholders' Equity

Current:
Notes payable - current maturities                 $    526,142    $    788,780
Obligations under capital
         leases - related party - current               108,952         102,263
Checks written against future deposits                     --            24,100
Accounts payable                                        660,262       1,406,455
Accrued payroll costs and vacation                      439,335         428,438
Accrued expenses                                        203,791         387,265
Accrued litigation costs                                   --           358,344
Deferred revenue                                        317,448         181,575
                                                   ------------    ------------
Total current liabilities                             2,255,930       3,677,220
                                                   ------------    ------------

Long-term Liabilities:
Obligations under capital leases - related party      1,553,753       1,609,955
                                                   ------------    ------------
Total liabilities                                     3,809,683       5,287,175
                                                   ------------    ------------

Commitments and Contingencies:

Stockholders' Equity:
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  none outstanding                                         --              --

Common stock, no par value, 2,000,000,000
  shares authorized, 97,062,903 and 19,649,539
  shares issued and outstanding at March 31,
  2002 and September 30, 2001, respectively          20,549,133      18,103,781
Accumulated deficit                                 (15,556,405)    (15,604,264)
                                                   ------------    ------------
Total stockholders' equity                            4,992,728       2,499,517
                                                   ------------    ------------
                                                   $  8,802,411    $  7,786,692
                                                   ============    ============


See accompanying notes to financial statements



                                              PLANGRAPHICS, INC.
                              Condensed and Consolidated Statements of Operations
                                                  (Unaudited)

                                                          Six Months Ended               Three Months Ended
                                                              March 31,                       March 31,
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
Revenues                                            $  4,280,855    $  3,438,028    $  2,160,639    $  1,789,006
                                                    ------------    ------------    ------------    ------------

Costs and expenses:
   Salaries and employee benefits                        792,159         799,037         325,687         429,797
   Direct contract costs                               2,508,451       1,935,946       1,344,075         967,674
   General & administrative costs                        475,518         548,616         258,026         258,329
   Marketing costs                                       112,593         103,491          66,168          62,661
   Being public & corporate affairs                       75,335         145,573          42,794          27,281
   Other operating costs                                 110,448         322,928          56,888         158,747
                                                    ------------    ------------    ------------    ------------
Total costs and expenses                               4,074,504       3,855,591       2,093,638       1,904,489
                                                    ------------    ------------    ------------    ------------
Operating income (loss)                                  206,351        (417,563)         67,001        (115,483)
                                                    ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense                                     (173,712)       (238,763)        (59,872)       (158,166)
   Other income                                           15,220          44,404           2,796          30,978
                                                    ------------    ------------    ------------    ------------
Total other expense                                     (158,492)       (194,359)        (57,076)       (127,188)
                                                    ------------    ------------    ------------    ------------
Net income (loss)                                   $     47,859    $   (611,922)   $      9,925    $   (242,671)
                                                    ------------    ------------    ------------    ------------
Basic and diluted income (loss) per common share:
Basic income (loss) per share                       $       0.00    $      (0.03)   $       0.00    $      (0.01)
Diluted income (loss) per share                     $       0.00    $      (0.03)   $       0.00    $      (0.01)
                                                    ------------    ------------    ------------    ------------

Weighted average shares outstanding
         Basic                                        53,003,273      19,260,453      87,031,218      19,411,556
         Diluted                                      56,860,485      19,260,453      90,888,430      19,411,556
                                                    ------------    ------------    ------------    ------------


See accompanying notes to financial statements

                                                       6

                               PLANGRAPHICS, INC.
               Condensed and Consolidated Statements of Cash Flow
                                   (Unaudited)

Six Months Ended March  31,                              2002           2001
--------------------------------------------------------------------------------

Operating Activities:
Net income (loss)                                    $    47,859    $  (611,922)
Adjustments to reconcile net income (loss)
to  net cash used in operating activities:
     Depreciation and amortization                       110,122        321,437
     Amortization of debt discount                        46,250         75,000
     Provision for losses on accounts receivable            --           (1,007)
     Stock options and warrants in
        exchange for services performed                   71,027        124,500
     Write off of acquisition costs                         --           25,608
Changes in operating assets:
     Increase in accounts receivable                    (203,463)      (455,339)
     Increase (decrease) in prepaid expenses            (101,393)        47,065
     Increase (decrease) in accounts payable            (785,694)       310,529
     Decrease in accrued expenses                       (479,420)       (28,718)
     Increase in deferred revenue                        135,872         51,191
     Increase (decrease) in other assets                 (12,041)        62,832
                                                     -----------    -----------

Net cash used in operating activities                 (1,170,881)       (78,824)
                                                     -----------    -----------

Investing Activities:
Purchase of equipment                                    (62,218)        (7,505)
                                                     -----------    -----------

Net cash used in investing activities                    (62,218)        (7,505)
                                                     -----------    -----------

Financing Activities:
Checks written against future deposits                   (24,100)        32,970
Proceeds from borrowing                                  621,299         75,000
Payments on debt                                        (979,699)      (172,649)
Net proceeds from issuance of common stock             2,438,581        140,612
                                                     -----------    -----------
Net cash provided by financing activities              2,056,081         75,933
                                                     -----------    -----------
Net increase (decrease) in cash                          822,982        (10,396)

Cash and cash equivalents, beginning of period            18,799         20,306
                                                     -----------    -----------
Cash and cash equivalents, end of period             $   841,781    $     9,910
                                                     -----------    -----------


See accompanying notes to financial statements

                               PLANGRAPHICS, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS


(1) Condensed and Consolidated Financial Statements

We have prepared the condensed and consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed and consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position as of March 31, 2002, and the consolidated results of our operations and statements of cash flows for the three- and six-month periods ended March 31, 2002 and 2001.

The accounting policies we followed are set forth in the annual report of September 30, 2001, filed under our former name, Integrated Spatial Information Solutions, Inc., on Form 10-KSB and the audited consolidated financial statements in it with the accompanying notes.

The consolidated results of operations for the period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year ending September 30, 2002.

Certain prior year financial statements have been restated to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                                   March 31        September 30
                                                     2002              2001
                                                   ----------       ----------
                                                   unaudited         audited

Contract Receivables:
   Billed                                          $1,975,820       $1,609,294
   Unbilled                                           375,137          538,199
                                                   ----------       ----------
                                                    2,350,957        2,147,493

Less allowance for doubtful accounts                   12,754           12,754
                                                   ----------       ----------

Accounts receivable, net                           $2,338,203       $2,134,739


Deferred revenue amounts were $317,448 and $181,575 at March 31, 2002 and September 30, 2001, respectively, and represents amounts billed in excess of amounts earned.

We have historically received greater than 10% of annual revenues from one or more customers. The Rhode Island Department of Transportation ("RIDOT") represented 12% of revenue and the City of New York's Department of Information Technology and Telecommunications (NYDOITT) accounted for 39% of revenue for the six month period ended March 31, 2002, compared to NYDOITT and Providence Gas Company of Rhode Island who accounted for 29% and 12%, respectively, for the period ended March 31, 2001. In addition, at March 31, 2002 two customers, the NYDOITT and RIDOT accounted for 49% and 13% of accounts receivable, respectively, compared to NYDOITT and Providence Gas Company of Rhode Island who accounted for 40% and 15%, respectively, of accounts receivable at March 31, 2001. NYDOITT is the largest of our current customers and its revenues represent services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial reports.

(3) Provision for Income Taxes

At the beginning of the fiscal year we had net operating loss carryforwards of $10.4 million with expirations through 2020. At March 31, 2002, the amount of the net operating loss carryforward balance is estimated at $10.4 million. We expect to incur a minimal amount of alternative minimum tax for the fiscal year. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the excess deferred tax assets for FY 2001 and at March 31, 2002. As a result, no provision or benefit for income tax has been recorded for the three and six months ended March 31, 2002 and 2001.

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

(5) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2006 as noted in Note 6 to the Consolidated Financial Statements in Form 10-KSB for the fiscal year ended September 30, 2001.

(6) Recapitalization

On February 9, 2001 the Board of Directors approved a recapitalization plan as a precedent to the further execution of our business plan. The Board of Directors authorized a rights offering to existing shareholders of our common stock and to certain other qualified parties. The offering, described in our prospectus of October 19, 2001, was successfully completed February 1, 2002 and resulted in total gross subscriptions of $2,686,500 and the issuance of 76,757,134 shares of free trading common stock. This dollar amount has been reduced for outstanding receivables from certain company officers (see Note 7, below) and for related capital raising costs .

The Board of Directors authorized consulting agreements with Crossways Consulting Group, Inc. and Brean Murray & Co., Inc. for advice and assistance in the completion of our shareholder rights offering and other advisory services. The agreements provided that upon successful completion of the offering we issue warrants to each of the companies to acquire common stock in a quantity equal to two percent of the number of shares outstanding immediately after completing the offering. The warrant exercise fee is equal to 110% of the shareholder rights subscription fee, or $0.0385 per share. During the quarter ended March 31, 2002, we have issued each of the two entities above warrants to acquire 1,928,606 shares of our common stock for a total of 3,857,212 shares.

(7) Related Party Transactions

On February 9, 2001, the Board of Directors approved a loan of $75,000 and we entered into a convertible promissory note payable to Human Vision LLC, an entity controlled by a director. On May 15, 2001, we borrowed an additional $40,000 from Human Vision LLC pursuant to the same terms. See Note 7 to the Consolidated Financial Statements and Loan Transactions of Item 6 in our Form 10-KSB for the fiscal year ended September 30, 2001 for more information. Both of the notes were paid in full along with accrued interest on December 3, 2001.

The Board concurrently approved a resolution authorizing us to provide to Human Vision LLC a security interest in the ownership of our subsidiary as collateral for providing a standby letter of credit to further collateralize an extension of our subsidiary's line of credit. See also the Loan Transaction discussion in
Item 6, Management Discussion and Analysis in our Form 10-KSB for the fiscal year ended September 30, 2001.

During May 2001 we obtained a line of credit from a Maryland based banking institution, Branch Banking & Trust ("BB&T"), comparable in terms with the previous line and for an initial amount of $500,000. The new line of credit which matured on February 2, 2002 was also collateralized by the accounts receivable of PlanGraphics, a standby letter of credit provided by a related party, Human Vision L.L.C. and the personal guarantee of an officer and director. On January 31, 2002 the line of credit was extended 30 days in connection with a commitment letter for a replacement line of credit obtained by PlanGraphics with the same institution for $750,000 and similar terms except that the standby letter of credit will no longer be required and will be released. On February 15, 2002 we received a new line of credit for $750,000 from BB&T and BB&T subsequently released the standby letter of credit extended by Human Vision, L.L.C. and Human Vision has released and is returning the PlanGraphics collateral.

On February 1, 2002, two officers, Frederick G. Beisser and John C. Antenucci, borrowed $8,750 and $175,000, respectively from the company. Repayment of the notes is due by February 1, 2004. The borrowed sums were used to exercise subscription rights to purchase 250,000 and 5,000,000 shares, respectively, under our Shareholder Rights Offering that expired on the same date. The notes receivable have been recorded as a reduction to common stock. The company's Board of Directors approved the loan of funds to each of its officers as being in the company's best interest because it will provide greater incentives to continue employment and motivation to strive for the success of the company so that the value of our common stock will increase.

Mr. Beisser's note is collateralized by a lien in favor of the company on his residence. Mr. Antenucci's note is collateralized by his purchased shares and we may offset any compensation, including severance, toward payment of the note if his employment ends. Both notes bear interest at a rate equal to one fourth of one percent over the interest rate we receive on our money market accounts. Both officers have agreed not to sell the purchased shares of stock for six months after the date of purchase.

(8) Net Income and Loss Per Common Share.

Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total of warrants and options outstanding and exercisable at March 31, 2002 and 2001 were 8,661,645 and 7,250,747, respectively.

The computation of diluted shares outstanding at March 31, 2002 includes 3,857,212 of in-the-money warrants while the remaining balance of 4,804,433 of options and warrants issued and outstanding at that date are excluded because their exercise prices exceeded the closing price at that date and doing so would be anti-dilutive to earnings per share. Further, as we incurred a net loss in the periods ended March 31, 2001 none of our outstanding options or warrants were included in the computation of diluted earnings per share for that period as their effect would also be anti-dilutive.

(9) Supplemental Cash Flow Information

During the six months ended March 31, 2002 and 2001 we disbursed $176,574 and $135,618 for interest expense, respectively.

(10) Recently Issued Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

We accounted for our previous business combinations using the purchase method. As of March 31, 2002, the net carrying amount of goodwill is $3,948,343 (net of $1,403,136 in accumulated amortization) and other intangible assets nil. We have elected voluntary early implementation of SFAS 141 and 142 as of October 1, 2001. We recently retained an independent third party to assist with the transitional goodwill impairment test required within six months of adoption. Based upon the valuation report received from the third party dated October 1, 2001, we determined there was no impairment of goodwill.

The following table reflects unaudited pro forma results of our operations, giving effect to SFAS 142 as if it were adopted on October 1, 2000:

                                                   Periods ended March 31,
                                            Three Months                Six Months
                                         2002          2001         2002          2001
-----------------------------------------------------------------------------------------
Net income (loss), as reported         $  9,925     $(242,671)     $47,859     $(611,922)
Add back: amortization expense             --          90,981         --         181,962
-----------------------------------------------------------------------------------------
Pro forma net income                   $  9,925     $(151,690)     $47,859     $(429,960)

Basic net income (loss) per share:
   As reported                         $   0.00     $   (0.01)     $  0.00     $   (0.03)
   Pro forma                           $   0.00     $   (0.01)     $  0.00     $   (0.01)

Diluted net income (loss) per share:
   As reported                         $   0.00     $   (0.01)     $  0.00     $   (0.03)
   Pro forma                           $   0.00     $   (0.01)     $  0.00     $   (0.01)
-----------------------------------------------------------------------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for us. We believe the adoption of this statement will have no material impact on our consolidated financial statements.

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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of March 31, 2002 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Recapitalizaton

Our rights offering to existing stockholders and to certain other qualified parties commenced on October 19, 2001, as part of a recapitalization plan initiated in February 2001. The offering closed on February 1, 2002 resulting in total gross subscriptions of $2,686,500. The funds received were used primarily to pay down certain notes payable, accrued expenses and accounts payable. We also utilized a portion of the proceeds from the rights offering to pay all outstanding notes and accounts payable beyond 30-day terms. The remaining funds will be used as working capital and for general operational purposes. Our management team believes that as a result of the successful rights offering and the anticipated cash flow from operations in FY 2002, we have the cash resources to meet our obligations for the current fiscal year. See also Notes 1 and 13 to the financial statements in our Form 10-KSB for September 30, 2001.

We have categorized below the participation in the shareholder rights offering as to sources of funds:

                  Directors and Officers           $  720,106
                  Other employees                      67,157
                  Exercise of Shareholder Rights      548,599
                  Standby Investors                 1,350,638
                                                   ----------
                  Total Subscriptions              $2,686,500
                                                   ==========


The shareholder rights offering has resulted in significant enhancement of our working capital position and significantly increased our working capital which now amounts to $1.1 million at March 31, 2002 as compared to a deficit of approximately $1.2 million a year ago.

Cash Flow

As of March 31, 2002 we had net working capital of $1,072,934 as compared to a net working capital deficit of $1,400,538 at September 30, 2001 and to a $1,232,092 deficit at March 31, 2001. This significant increase in working capital resulted from our successful shareholder rights offering.

In the six months ended March 31, 2002, operations used net cash of $1,170,881, as compared to $78,824 used in operations in the period ended March 31, 2001. This increase in cash use was primarily related to the application of funds received from the shareholder rights offering to pay down liabilities, accrued expenses and accounts payable that were 30 days or more old as seen in the decreases to these accounts. Accounts receivable increased $203,463. In the period ended March 31, 2002, net cash used in investing activities was $62,218 as compared to $7,505 of net cash used in investing activities in the period ended March 31, 2001. Increased equipment purchases accounted for the change.

Accounts receivable balances at March 31, 2002 and 2001, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 60 days after invoicing. The actual collection period is consistent with industry experience with clients in the public sector. While this results in an elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

Financing activities in the period ended March 31, 2002 provided $2,056,081 as compared to net cash of $75,933 provided by financing activities in the period ended March 31, 2001. Cash provided by the issuance of common stock increased over the prior year by $2,481,719 accounting for most of the increase and the net use of funds from payments on and proceeds from debt transactions increased $214,501.

Historically, our accounts receivable have been more than adequate to cover our line of credit and management believes that this will continue to be the case.

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

On May 31, 2001, PlanGraphics obtained a $500,000 line of credit from Branch Banking and Trust Company ("BB&T") to replace the line of credit with National City Bank of Kentucky that expired on April 30, 2001. The BB&T line of credit matured on February 2, 2002 and was extended in connection with a January 31, 2002 commitment letter from BB&T to replace it with a new line of credit for $750,000 from the same institution with similar terms and removing the requirement for a standby letter of credit. We entered into the new line of credit on February 15, 2002 with BB&T for $750,000 that no longer requires the Human Vision Standby Letter of Credit. They released the standby letter of credit and, therefore, the pledge of the outstanding shares of PlanGraphics to Human Vision LLC is no longer required and is being returned to us. See the Loan Transaction discussion in Item 6, Management Discussion and Analysis in our form 10-KSB for the fiscal year ended September 30, 2001.

As of March 31, 2002, our cash and cash equivalents had increased to $841,781 after paying down significant amounts of liabilities. Our management team believes that our current operating funds will be sufficient to fund our cash requirements through September 30, 2003.

We also periodically consider the sale of our interest in Jobsview.com L.L.C. The 7.9% ownership interest in Jobsview.com is valued at the original investment cost of $56,400 in our books while the current market value is estimated at approximately $479,000 as noted in the recent third party valuation report. Efforts to conserve and to develop new sources of cash and equity are complimentary to the improved operating performance achieved during the past fiscal year. We anticipate the improvement to continue during the fiscal year ending September 30, 2002, and to be accompanied by positive cash flows.

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

We had work backlog and assignments of approximately $11.2 million as of March 31, 2002, significantly increased from the $9.6 million at March 31, 2001 and an even larger increase from $9.1 million as of September 30, 2001. Of the $11.2 million, we expect to complete approximately $9.1 million within 12 months. Revenue from existing backlog and assignments will be recognized through the fiscal year ending September 30, 2003. We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Most of our orders are from existing or previous customers with whom we have a good relationship. Therefore, we do not anticipate cancellation of such contracts or order assignments.

On January 7, 2002 we reached an agreement to license exclusive North American rights to intellectual property and spatial integration software components previously owned by Xmarc Ltd. and now held by the Swiss based investment company HPI LLC for use in the public sector and utility markets. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. We also agreed to support former Xmarc clients, work in progress and proposals in North America. This arrangement effectively gives us increased access to federal, state and local government clients in addition to commercial enterprises. We will pay HPI LLC a royalty stream for a period of 21 months ending Sept. 30, 2003, after which we will have the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent enhancements for the North American public sector and utility markets.

Currently, we plan to grow internally, through strategic alliances and through acquisitions that enhance shareholder value. We have made substantial progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Further, our past marketing investments in China continue to yield results measured by increased sales from current and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated. In addition, we have taken specific steps to position ourselves for strategic alliances, joint venture opportunities and additional acquisitions including reorganizing our corporate governance and management structure and the retention of third party advisors and investment bankers.

                              Results of Operations

First Half of Fiscal Year 2002

Operating revenue for the first half of FY 2002 amounted to $4,280,855 a 25% increase from $3,438,028 in the prior year and resulted from increases in both our advisory and implementation services associated with geographic information systems. Revenues increased as a result of initiated on accumulated backlog and from priority requirements we received for clients responding to emergency management systems needing improvements and enhancements.

Our total operating costs and expenses amounted to $4,074,504 or 95% of revenue, down from 112% of revenue a year ago. The costs reflect a small increase in operating costs from the prior year period of $218,913 or 6%. Comparing year to year the major variances were a $572,505, or 30%, increase in direct contract costs, as expected in light of the 25% increase in revenue; offsetting reductions appeared in salaries, employee benefits and overhead, in public and corporate affairs. These latter costs are associated with the costs of being public; costs principally associated with fees for audits, investment banking and shareholder communications. Reductions in costs were a result of spending constraints implemented to better align costs with revenues while accommodating a need for more aggressive business development and communications seen in the 9% increase in marketing costs.

We achieved operating income of $206,351 as compared to last fiscal year's first half operating loss of $417,563, an improvement in excess of $620,000 or 15% measured against current year revenues.

Interest expense decreased from that of the prior year by $65,051 as a result of a decrease in the average outstanding balance of our line of credit as compared to the prior year period and lower interest rates.

Other income decreased to $15,220 from the prior year total of $44,404 principally as a result of reduced commissions received on company travel transactions reflecting industry wide reductions and elimination of commissions on airfares.

We reported net income of $47,859 for the current period as compared to a net loss of $611,922 during the prior period, an improvement in excess of $660,000, or 15% measured against current year revenues. The marked improvement resulted principally from the increased revenue, concerted attention to controllable expenses and reduced interest expense.

Result of Operations for the Quarter Ended March 31, 2002

Revenues

Our revenues increased $371,633 or 21% from $1,789,006 for the quarter ended March 31, 2001 to $2,160,639 for the quarter ended March 31, 2002. This increase was related to new orders and work assignments received during the past 12 months.

Deferred revenue increased by $135,873 from the beginning of fiscal year balance in response to new orders to proceed on work that were received during the quarter.

Costs and Expenses

The costs and expenses for the quarter ended March 31, 2002 amounted to $2,093,638, an increase of $189,149 compared to $1,904,489 for the quarter ended March 31, 2001. This 10% increase compares favorably to the 21% increase in revenue for the period. While direct contract costs increased 39% following the increase in revenue, salaries and benefits decreased by approximately 24% due entirely to a one-time reduction in the reserve for medical insurance costs caused by the change from a self-insured plan to an insured plan, general and administrative expenses decreased less than 1%, costs associated with being a public company increased by about 57% due to the shareholder meeting this year and not held in the prior year and, finally, other operating costs decreased by 64% due to reductions in acquisition and depreciation expense.

Net Income (Loss)

Our operating income for the quarter ended March 31, 2002 was $67,001 compared to an operating loss of $115,483 for the prior year period. This positive change is a result of significantly increased revenues and closely controlled operating costs and expenses.

Interest expense decreased to $59,872 in the current quarter as compared to $158,166 during the same period of the prior year, a decrease of 62%. The decrease is attributable to reduced use of interest bearing debt. Other income decreased from the prior year total by $28,182 as a result of reduced commissions from our in-house travel activities.

We achieved net income of $9,925 for the quarter ended March 31, 2002 as compared to a net loss of $242,671 for the prior year period. The improvement was primarily from increased revenues coupled with closely controlled operating expenses.

Other Matters

Our appeal in State Circuit Court for Duval County, Florida of an arbitration award made to our former chief financial officer was unsuccessful. In a final decision on April 20, 2000, the arbitrator awarded a total of $330,000 plus expenses and interest for an overall total of approximately $362,000. All costs associated with the award were expensed as of June 30, 2000. We paid the entire amount including expenses in full during December 2001 and pending actions were dismissed with prejudice.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2002 and FY 2001

We have net operating loss carryforwards of approximately $10.4 million as of March 31, 2002 and September 30, 2001 (See Note 5 to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2001). We have established a 100 % valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for income taxes has been recorded for the three and six months ended March 31, 2002 and 2001.

Retention of Certain Executives

We recently executed employment agreements with three officers of the company. They are John C. Antenucci, President and CEO; J. Gary Reed, Chief Operating Officer of PlanGraphics, Inc.; and Frederick G. Beisser, Senior Vice President-Finance. The agreements replace previous employment agreements from 1997 in their entirety. The agreements establish the employment parameters determined by the compensation committee and provide for grants of immediately vested options to acquire common stock of the company; 880,000 shares for Beisser, 1,320,000 shares for Reed and 2% of outstanding shares on May 1, 2002 for Antenucci. In addition, the agreements provide for performance bonuses either in cash or additional stock options. The new agreements are made a part of this report as exhibits 10.1 through 10.3.


PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 to the Financial Statements.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual shareholders' meeting on April 30, 2002, at which 89,500,030 shares of the 96,633,942 shares of common stock were voted either in person or by Proxy. Shareholders voted their shares in approval as follows on the three items in our Proxy Statement:

     a.   Nominees to the Board of Directors:
          1. John C. Antenucci:  87,466,435 for and 2,033,595 withheld.
          2. Gary S. Murray: 88,299,579 for and 1,200,451 withheld.
          3. Raymund E. O'Mara 88,319,579 for and 1,180,451 withheld.
          4. William S. Strang 88,319,579 for and 1,180,451 withheld.
     b. Amend the articles of incorporation to change the name to PlanGraphics, Inc.: 87,521,004 for, 1,433,970 against and 545,056 withheld.
     c. Amend the Equity Compensation Plan to increase the number of shares available in the plan by 7 million: 64,019,147 for, 2,476,415 against, 190,902 abstained, and 22,813,566 were not voted.
     d. Such other matters as may properly come before the meeting. There were no other matters addressed that required a vote of shareholders.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

(a) Exhibits:

Exhibit 10.1 Employment Agreement with J. Gary Reed, executed on April 22, 2002.

Exhibit 10.2 Employment Agreement with Frederick G. Beisser, executed on May 2,
             2002.

Exhibit 10.3 Employment Agreement with John C. Antenucci, executed on May 1,
             2002.


(b) Reports on Form 8-K filed since the beginning of the current quarter:

Form 8-K, dated January 17, 2002 reporting the extension of the Shareholder Rights Offering closing date to February 1, 2002 and the scheduling of the Annual Shareholder's Meeting for April 30, 2002 for shareholders of record at close of business on March 28, 2002.

Form 8-K, dated March 11, 2002 reporting the dismissal of certifying public accountants.

Form 8-K, dated March 26, 2002 reporting the engagement of new certifying public accountants.

Form 8-K, dated April 24, 2002 reporting the name change to PlanGraphics, Inc., the availability of the webcast on the internet for 60 days from April 30, 2002 of our post-shareholder meeting conference call with investors and shareholders and the information disclosed in that conference call, and the assignment of our new trading symbol, PGRA, effective May 6, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PLANGRAPHICS, INC.

Dated: May 14, 2002




                                     /S/ Fred Beisser
                                     ----------------
                                     Frederick G. Beisser
                                     Senior Vice President-Finance, Secretary &
                                     Treasurer and Principal Financial
                                     Accounting Officer