Form 10QSB
period 2002-06-30
PLANGRAPHICS INC
filed 2002-08-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      [X] Yes [ ] No

    97,176,539 Shares of common stock were outstanding as of August 14, 2002.


                                           Number of pages in this report is 19.

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

                                Table of Contents





Cautionary Note About Forward-Looking Statements                              2


Part I Financial Information                                                  4


  Item 1. Financial Statements                                                4


   Condensed and Consolidated Balance Sheets                                  4


   Condensed and Consolidated Statements of Operations                        6


   Condensed and Consolidated Statements of Cash Flow                         7


   Notes to Condensed and Consolidated Financial Statements                   8


  Item 2. Management Discussion and Analysis                                 12


Part II Other Information                                                    16

   Legal Proceedings                                                         16

   Exhibit Index                                                             17

   Signature Page                                                            17

   Exhibits                                                                  18



                                     Part I
                              Financial Information
Item 1. Financial Statements

                               PLANGRAPHICS, INC.
                    Condensed and Consolidated Balance Sheets


                                                         June 30      September 30
                                                           2002           2001
                                                        -----------    -----------
                                                        (Unaudited)     (Audited)
Assets

Current:
Cash and cash equivalents                               $   212,262    $    18,799
   Accounts receivable (net of allowance for doubtful
      accounts of $16,754 and $12,754)                    3,101,808      2,134,739
   Prepaid expenses and other                               110,407        123,144
                                                        -----------    -----------
Total current assets                                      3,424,477      2,276,682
                                                        -----------    -----------

Property and Equipment:
   Land and building under capital
         lease - related party                            1,866,667      1,866,667
   Equipment and furniture                                  824,914        710,054
   Other leased assets                                      255,602        255,600
                                                        -----------    -----------
                                                          2,947,183      2,832,321
Less accumulated depreciation and amortization           (1,542,011)    (1,372,613)
                                                        -----------    -----------
Net property and equipment                                1,405,172      1,459,708
                                                        -----------    -----------

Other Assets:

Goodwill, net of accumulated amortization                 3,948,343      3,948,343
Other                                                       108,489        101,959
                                                        -----------    -----------

Total other assets                                        4,056,832      4,050,302
                                                        -----------    -----------

                                                        $ 8,886,481    $ 7,786,692
                                                        -----------    -----------


See accompanying notes to financial statements



                               PLANGRAPHICS, INC.
                    Condensed and Consolidated Balance Sheets

                                                     June 30       September 30
                                                       2002            2001
                                                   ------------    ------------
                                                   (Unaudited)       (Audited)

Liabilities and Stockholders' Equity

Current:
Notes payable - current maturities                 $    713,602    $    788,780
Obligations under capital
         leases - related party - current               113,368         102,263
Checks written against future deposits                     --            24,100
Accounts payable                                        801,455       1,406,455
Accrued payroll costs and vacation                      408,375         428,438
Accrued expenses                                        299,375         387,265
Accrued litigation costs                                   --           358,344
Deferred revenue                                        400,306         181,575
                                                   ------------    ------------
Total current liabilities                             2,736,481       3,677,220
                                                   ------------    ------------

Long-term Liabilities:
Obligations under capital leases - related party      1,386,744       1,609,955
                                                   ------------    ------------
Total liabilities                                     4,123,225       5,287,175
                                                   ------------    ------------

Commitments and Contingencies:

Stockholders' Equity:
Cumulative convertible preferred stock,
  $.001 par value, 20,000,000 shares authorized,
  none outstanding                                         --              --

Common stock, no par value, 2,000,000,000
  shares authorized, 97,176,539 and 19,649,539
  shares issued and outstanding at June 30, 2002
  and September 30, 2001, respectively               20,507,466      18,103,781
Accumulated deficit                                 (15,744,210)    (15,604,264)
                                                   ------------    ------------
Total stockholders' equity                            4,763,256       2,499,517
                                                   ------------    ------------
                                                   $  8,886,481    $  7,786,692
                                                   ------------    ------------


See accompanying notes to financial statements



                                           PLANGRAPHICS, INC.
                           Condensed and Consolidated Statements of Operations
                                               (Unaudited)

                                                Nine Months Ended               Three Months Ended
                                                     June 30,                        June 30,
                                               2002            2001             2002           2001
                                           ------------    ------------    ------------    ------------

Revenues                                   $  6,286,319    $  5,590,343    $  2,005,464    $  2,152,315
                                           ------------    ------------    ------------    ------------

Costs and expenses:
   Salaries and employee benefits             1,234,118       1,240,381         441,959         441,344
   Direct contract costs                      3,801,569       3,264,887       1,293,118       1,328,942
   General & administrative costs               743,136         821,267         267,618         272,651
   Marketing costs                              176,935         161,249          64,342          57,759
   Being public & corporate affairs              61,065         194,935         (14,270)         49,362
   Other operating costs                        178,011         479,720          67,562         156,790
                                           ------------    ------------    ------------    ------------
Total costs and expenses                      6,194,834       6,162,439       2,120,330       2,306,848
                                           ------------    ------------    ------------    ------------
Operating income (loss)                          91,485        (572,096)       (114,866)       (154,533)
                                           ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense                            (253,308)       (317,914)        (79,596)        (79,151)
   Other income                                  21,877          60,344           6,657          15,940
                                           ------------    ------------    ------------    ------------
Total other expense                            (231,431)       (257,570)        (72,939)        (63,211)
                                           ------------    ------------    ------------    ------------
Net loss                                   $   (139,946)   $   (829,666)   $   (187,805)   $   (217,744)
                                           ------------    ------------    ------------    ------------
Basic and diluted loss per common share:

Basic and diluted net loss per share       $       0.00    $      (0.04)   $       0.00    $      (0.01)
                                           ------------    ------------    ------------    ------------

Weighted average shares outstanding

         Basic and diluted                   53,125,528      19,556,525      97,076,792      19,576,525
                                           ------------    ------------    ------------    ------------


See accompanying notes to financial statements

                                                   6

                               PLANGRAPHICS, INC.
               Condensed and Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                      Nine Months Ended June 30,
                                                         2002           2001
                                                     -----------    -----------

Operating Activities:
Net loss                                             $  (139,946)   $  (829,666)
Adjustments to reconcile net loss
to  net cash used in operating activities:
     Depreciation and amortization                       171,541        478,227
     Amortization of debt discount                        46,250         75,000
     Provision for losses on accounts receivable           4,000         (1,007)
     Stock options and warrants in
        exchange for services performed                   33,527        142,400
     Write off of acquisition costs                         --           25,608
Changes in operating assets:
     Increase in accounts receivable                    (971,068)      (551,095)
     Increase (decrease) in prepaid expenses             (63,520)       102,927
     Increase (decrease) in accounts payable            (636,167)       426,071
     Decrease in accrued expenses                       (427,297)      (147,594)
     Increase in deferred revenue                        218,731         28,772
     Increase (decrease) in other assets                   4,184         (9,587)
                                                     -----------    -----------

Net cash used in operating activities                 (1,759,765)      (259,944)
                                                     -----------    -----------

Investing Activities:
Purchase of equipment                                   (127,719)       (10,889)
                                                     -----------    -----------

Net cash used in investing activities                   (127,719)       (10,889)
                                                     -----------    -----------

Financing Activities:
Checks written against future deposits                   (24,100)        21,701
Proceeds from borrowing                                1,349,999      4,656,831
Payments on debt                                      (1,683,533)    (4,561,539)
Net proceeds from issuance of common stock             2,438,581        140,612
                                                     -----------    -----------
Net cash provided by financing activities              2,080,947        257,605
                                                     -----------    -----------
Net increase (decrease) in cash                          193,463        (13,228)

Cash and cash equivalents, beginning of period            18,799         20,306
                                                     -----------    -----------
Cash and cash equivalents, end of period             $   212,262    $     7,078
                                                     -----------    -----------


See accompanying notes to financial statements

                               PLANGRAPHICS, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS


(1) Condensed and Consolidated Financial Statements

We have prepared the condensed and consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. We believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed and consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position as of June 30, 2002, and the consolidated results of our operations and statements of cash flows for the three- and nine-month periods ended June 30, 2002 and 2001.

The accounting policies we followed are set forth in the annual report of September 30, 2001, filed under our former name, Integrated Spatial Information Solutions, Inc., on Form 10-KSB and the audited consolidated financial statements in it together with the accompanying notes.

The consolidated results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending September 30, 2002.

Certain prior year financial statements have been restated to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                                   June 30        September 30
                                                     2002             2001
                                                  ----------       ----------
                                                  unaudited          audited
Contract receivables:
   Billed                                         $2,279,455       $1,609,294
   Unbilled                                          839,107          538,199
                                                  ----------       ----------
                                                   3,118,562        2,147,493

Less allowance for doubtful accounts                  16,754           12,754
                                                  ----------       ----------

Accounts receivable, net                          $3,101,808       $2,134,739


Deferred revenue amounts were $400,306 and $181,575 at June 30, 2002 and September 30, 2001, respectively, and represents amounts billed in excess of amounts earned.

We have historically received greater than 10% of annual revenues from one or more customers. The Rhode Island Department of Transportation represented 12% of revenue and the City of New York's Department of Information Technology and Telecommunications (NYDOITT) accounted for 26% of revenue for the nine month period ended June 30, 2002, compared to NYDOITT who accounted for 36% for the period ended June 30, 2001. In addition, at June 30, 2002 two customers, NYDOITT and Sechuan Urban Environment accounted for 46% and 10% of accounts receivable, respectively, compared to NYDOITT and City of Columbus, Ohio, who accounted for 36% and 12%, respectively, of accounts receivable at June 30, 2001. NYDOITT is the largest of our current customers and its revenues represent services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial reports.

(3) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $10.4 million with expirations through 2020. At June 30, 2002, the amount of the net operating loss carryforward balance is estimated at $10.5 million. We expect to incur a minimal amount of alternative minimum tax for the fiscal year. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the excess deferred tax assets for FY 2001 and at June 30, 2002. As a result, no provision or benefit for income tax has been recorded for the three and nine months ended June 30, 2002 and 2001.

(4) Litigation

We settled with prejudice a claim asserted by our landlord, Capitol View Development LLC. On June 17, 2002 the Franklin Circuit Court, Division II, Kentucky dismissed with prejudice Case Number 00-CI-0095. Plaintiff in the matter, Capitol View Development LLC, owners and lessors of our facilities in Frankfort, Kentucky, alleged that they were due certain amounts from the defendants, the lessee, PlanGraphics, Inc., and its guarantor, John C. Antenucci, related to a balloon payment required upon certain financing of the property under the terms of the amended lease. Both sides executed a settlement agreement under which we paid Capitol View Development LLC a total of $183, 272.

The settlement resolved a claim pending since February, 1999 that alleged a requirement for an accelerated payment of the Capital View lease related to supplemental funding of a construction loan and associated fit out expenses for the corporate headquarters in March, 1995. The settlement had the practical effect of prepaying $145,630 against the lease. The prepayment is recorded as a reduction in long term liabilities and the interest of $12,702 and legal fees of $24,940 were recorded as one time expenses

(5) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2011 as noted in Note 6 to the Consolidated Financial Statements in Form 10-KSB for the fiscal year ended September 30, 2001.

(6) Recapitalization

A shareholder rights offering, described in our prospectus of October 19, 2001, was successfully completed February 1, 2002 to recapitalize the company. It resulted in total gross subscriptions of $2,686,500 and the issuance of 76,757,134 shares of free trading common stock. This dollar amount has been reduced for outstanding receivables from certain company officers (see Note 7, below) and for related capital raising costs. The proceeds have been used to reduce liabilities and for working capital.

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

Also on February 9, 2001,the Board approved a resolution authorizing us to provide to Human Vision LLC a security interest in the ownership of our subsidiary as collateral for providing a standby letter of credit to further collateralize an extension of our subsidiary's line of credit. See also the Loan Transaction discussion in Item 6, Management Discussion and Analysis in our Form 10-KSB for the fiscal year ended September 30, 2001.

On February 15, 2002, we received a new line of credit for $750,000 from Branch Banking &Trust ("BB&T") and BB&T subsequently released the previously required standby letter of credit extended by Human Vision, L.L.C. and Human Vision, in turn, released subsidiary as collateral.

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

Mr. Beisser's note is collateralized by a lien in favor of the company on his residence. Mr. Antenucci's note is collateralized by his purchased shares and we may offset any compensation, including severance, toward payment of the note if his employment ends. Both notes bear interest at a rate equal to one fourth of one percent over the interest rate PlanGraphics receives on its money market accounts. Both officers have agreed not to sell the purchased shares of stock for six months after the date of purchase.

Mr. Antenucci is a minority partner in Capitol View Development LLC, the plaintiff with whom we settled a claim as described in Note 4, above and in Part II, Item I, Legal Proceedings, below.

During the three months ended June 30, 2002, the company recorded an adjustment that increased earnings by $54,167 due to the cancellation of a consulting agreement with a warrant holder in February 2001. The company had inadvertently continued to accrue an expense under the agreement during fiscal year 2002. Had the cancellation been accounted for when it occurred, the company's loss for the three months ended June 30, 2002 would have been higher by the aforementioned amount, and earnings for the first two quarters of fiscal year 2002 would have been higher by $12,500 per quarter.

(8) Net Income and Loss Per Common Share.

Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total of warrants and options outstanding and exercisable at June 30, 2002 and 2001 were 8,536,645 and 7,987,576 respectively.

As we incurred a net loss in the periods ended June 30, 2002 and 2001 none of our outstanding options or warrants were included in the computation of diluted earnings per share for those periods as their effect would be anti-dilutive.

(9) Supplemental Cash Flow Information

During the nine months ended June 30, 2002 PlanGraphics paid $253,920 in interest expense including $12,702 paid in conjunction with the settlement of a dispute with Capital View Development LLC described in Note 4, above, and Part II, Item I, Legal Proceedings, below. During the nine months ending June 30, 2001, PlanGraphics paid $225,200 in interest expense.

During the nine months ended June 30, 2002 and 2001 PlanGraphics paid $4,818 and $6,770 for tax expense.

(10) XMARC Revenue

On January 7, 2002 we reached an agreement to license exclusive North American rights to intellectual property and spatial integration software components previously owned by Xmarc Ltd. and now held by the Swiss based investment company HPI LLC for use in the public sector and utility markets. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. We also agreed to support former Xmarc clients, work in progress and outstanding proposals in North America. This arrangement effectively gives us increased access to federal, state and local government clients in addition to commercial enterprises. We will pay HPI LLC a royalty stream for a period of 21 months ending September 30, 2003 as we receive revenue for the product licensing and maintenance, after which we will have the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. As of June 30, 2002, the Company had recorded approximately $385,000 in revenues related to the licensing, maintenance and professional services associated with the technology and $30,000 in royalty payments that we will pay to HPI LLC under the agreement.

(11) Recently Issued Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board ("FASB") finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

We accounted for our previous business combinations using the purchase method. As of June 30, 2002, the net carrying amount of goodwill is $3,948,343 (net of $1,403,136 in accumulated amortization) and other intangible assets nil. We have elected voluntary early implementation of SFAS 141 and 142 as of October 1, 2001. We recently retained an independent third party to assist with the transitional goodwill impairment test required within six months of adoption. Based upon the valuation report received from the third party dated October 1, 2001, we determined there was no impairment of goodwill.

The following table reflects unaudited pro forma results of our operations, giving effect to SFAS 142 as if it were adopted on October 1, 2000:

                                             Periods ended June 30,
                                     Three Months              Nine Months
                                  2002         2001         2002         2001
--------------------------------------------------------------------------------

Net loss, as reported          $(187,805)   $(217,744)   $(139,946)   $(829,666)
Add back: amortization expense      --         90,981         --        272,943
--------------------------------------------------------------------------------
Pro forma net loss             $(187,805)   $(126,763)   $(139,946)   $(556,723)

Basic net loss per share:
   As reported                 $    0.00    $   (0.01)   $    0.00    $   (0.04)
   Pro forma                   $    0.00    $   (0.01)   $    0.00    $   (0.03)

Diluted net loss per share:
   As reported                 $    0.00    $   (0.01)   $    0.00    $   (0.03)
   Pro forma                   $    0.00    $   (0.01)   $    0.00    $   (0.01)

--------------------------------------------------------------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have an effect on the Company's financial position or result of operations as the Company has not presently identified any activities to be disposed.

(12) Subsequent Events

On July 31, 2002 the BB&T granted a separate $100,000 line of credit to be used by the company to fund capital equipment purchases.

On August 12, 2002, BB&T indicated it will provide a ninety-day $200,000 temporary addition to PlanGraphics existing credit facility. This additional funding will be made available by BB&T as a result of a guarantee by member of our Board of Directors in the form of a $200,000 compensating account balance. Management anticipates the addition to the credit line will be sufficient for the needs of the business, pending our collection of a large receivable due from one particular client.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of June 30, 2002 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Recapitalizaton

Our rights offering to existing stockholders and to certain other qualified parties commenced on October 19, 2001, as part of a recapitalization plan initiated in February 2001. The offering closed on February 1, 2002 resulting in total gross subscriptions of $2,686,500. The funds received were used primarily to pay down certain notes payable, accrued expenses and accounts payable. We also utilized a portion of the proceeds from the rights offering to pay all outstanding notes and accounts payable beyond 30-day terms. The remaining funds are being used as working capital and for general operational purposes. See also Notes 1 and 13 to the financial statements in our Form 10-KSB for September 30, 2001.

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


The shareholder rights offering has resulted in significant enhancement of our working capital position and significantly increased our working capital which now amounts to approximately $700,000 at June 30, 2002 as compared to a deficit of approximately $1.3 million at September 30, 2001.

Cash Flow

As of June 30, 2002 we had net working capital of $687,996 as compared to a net working capital deficit of $1,400,538 at September 30, 2001 and to a $1,270,496 deficit at June 30, 2001. This significant increase in working capital resulted from our successful shareholder rights offering.

In the nine months ended June 30, 2002, operations used net cash of $1,759,765, as compared to $259,944 used in operations in the period ended June 30, 2001. This increase in cash use was primarily related to the application of funds received from the shareholder rights offering to pay down liabilities, accrued expenses and accounts payable that were 30 days or more old as seen in the decreases to these accounts.

Our accounts receivable at June 30, 2002 have increased $967,069 since September 30, 2001as a result of delays in payments from a principal client due to a number of factors discussed more fully below in this section. In the period ended June 30, 2002, net cash used in investing activities was $127,719 as compared to $10,889 of net cash used in investing activities in the period ended June 30, 2001. Increased equipment purchases accounted for the change.

Financing activities in the period ended June 30, 2002 provided $ 2,080,947 as compared to net cash of $257,605 provided by financing activities in the period ended June 30, 2001. Cash provided by the issuance of common stock increased over the prior year by $2,297,969 accounting for most of the increase and the net use of funds from payments on and net proceeds from borrowing and payments on debt transactions increased $428,826.

Historically, our accounts receivable have been more than adequate to cover our line of credit and management believes that this will continue to be the case. Accounts receivable balances at June 30, 2002 and 2001, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 60 days after invoicing. The typical collection period is consistent with industry experience with clients in the public sector. While this results in an elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

As of July 31, 2002 our accounts receivable were $2,123,754 exclusive of work-in-process. Payments in arrears greater than 60 days were $1,491,741 and included 17 active clients. One principal client accounted for $1,026,434. The delays in payments are associated with a number of factors, reflecting the financial strains of public sector organizations, typical procedural matters and the general slow-down normally experienced in summer and holiday periods. The large principal client has, itself, experienced difficulties in establishing procedures and receiving funds from federal sources due to the client and arising from the September 11, 2001 World Trade Center attacks. Management believes that we will receive payment from this and other sources but with continued lags.

The elevated levels of aged accounts receivable have placed severe cash flow constraints on the company requiring it to very closely manage its expenses and payables. In addition, we have begun the process to raise temporary financing through a bridge loan. BB&T has indicated it will provide a ninety-day $200,000 temporary addition to PlanGraphics regular credit facility. This additional funding will be made available by BB&T as a result of a guarantee by a PlanGraphics, Inc. member of the Board of Directors in the form of a $200,000 compensating account balance. Management anticipates the addition to the credit line will be sufficient for the needs of the business pending our collection of a large receivable due from one particular client. Accordingly, we anticipate that the resulting funds will be timely received for us to meet required cash expenditures until the aged receivables are collected, at which time we plan to liquidate the bridge loan. See also Note 12, above.

Capital Resources

PlanGraphics entered into the new line of credit on February 15, 2002 with BB&T for $750,000 that no longer requires the Human Vision Standby Letter of Credit. BB&T released the standby letter of credit. Accordingly, the pledge of the outstanding shares of our subsidiary to Human Vision LLC is no longer required and the certificate was returned to PlanGraphics. See also the Loan Transaction discussion in Item 6, Management Discussion and Analysis in our form 10-KSB for the fiscal year ended September 30, 2001.

As of June 30, 2002, our cash and cash equivalents had increased from September 30, 2001 to $212,262 after paying down significant amounts of liabilities.

On July 31, 2002 the BB&T granted a separate $100,000 line of credit to be used by the company to fund capital equipment purchases.

We also periodically consider the sale of our interest in Jobview.com L.L.C. The 7.9% ownership interest in Jobview.com is valued at the original investment cost of $56,400 in our books while the market value at October 1, 2001 was estimated at approximately $479,000 as noted in the recent third party valuation report.

Operations Outlook

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Despite the economic stress of our primary customer base, the public sector, we see continuing and increased expenditures in the service areas where we are most significantly involved. These include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. Our move into the federal market was well timed and we believe that market will produce material work flow for the company.

As of June 30, 2002, we had work backlog and assignments of approximately $11.2 million, significantly increased from the $9.3 million reported for June 30, 2001 and an even larger increase from $9.1 million as of September 30, 2001. Of the $11.2 million, we expect to complete approximately $7.5 million within 12 months. Revenue from existing backlog and assignments will be recognized through the fiscal year ending September 30, 2003. We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. As most of our orders are from existing or previous customers with whom we have a good relationship, we do not anticipate cancellation of such contracts or order assignments.

On January 7, 2002 we reached an agreement to license exclusive North American rights to intellectual property and spatial integration software components previously owned by Xmarc Ltd. and now held by the Swiss based investment company HPI LLC for use in the public sector and utility markets. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. We also agreed to support former Xmarc clients, work in progress and outstanding proposals in North America. This arrangement effectively gives us increased access to federal, state and local government clients in addition to commercial enterprises. We will pay HPI LLC a royalty stream for a period of 21 months ending September 30, 2003 as we receive revenue for the product licensing and maintenance, after which we will have the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. As of June 30, 2002, the Company had recorded approximately $385,000 in revenues related to the licensing, maintenance and professional services associated with the technology and $30,000 in royalty payments that we will pay to HPI LLC under the agreement.

Currently, we plan to grow internally, through strategic alliances and through acquisitions that enhance shareholder value. We have made substantial progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Further, our past marketing efforts in China continue to yield results measured by increased sales to current clients and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated. In addition, PlanGraphics has taken specific steps to position ourselves for strategic alliances, joint venture opportunities and additional acquisitions including reorganizing our corporate governance and management structure and the retention of third party advisors and investment bankers.

                              Results of Operations

Nine Months of Fiscal Year 2002

Operating revenue for the nine months of FY 2002 amounted to $6,286,319 a 12% increase from $5,590,343 in the prior year, and resulted from increases in both our advisory and implementation services associated with geographic information systems. Revenues increased as a result of work initiated on accumulated backlog and from priority requirements we received for clients responding to emergency management systems needing improvements and enhancements. Even though revenue increased during the nine month period, our revenue generation was adversely impacted by approximately $300,000 per month as a result of certain customers withholding notices to proceed on awarded contracts as they dealt with internal processing and approval requirements and positioned budgetary expenditures into their new fiscal year beginning July 1, 2002. We have no reason to believe that work authorizations for the contracts held in abeyance on June 30, 2002 will not be forthcoming in the near future. As of July 31, 2002, one of the notices has been received for work to commence on August 7, 2002 with a monthly positive revenue reinstatement of approximately $30,000 per month.

Our total operating costs and expenses amounted to $6,194,834 or 98% of revenue, down from 110% of revenue a year ago as we better managed incurring costs and expenses. The amount of costs reflects a small increase in operating costs from the prior year period of $32,395 or 1/2%.

Comparing year to year the major variances were a $536,682, or 16%, increase in direct contract costs, as expected in light of the 12% increase in revenue; offsetting reductions appeared in general & administrative expenses of $78,131 resulting from reductions in facility lease costs, accounting services expenses, acquisition costs and consulting expenses; in public and corporate affairs of $133,870 due to cancellation of a consulting agreement, described below, and reductions in audit, investment banking and shareholder communications and $301,709 in other operating costs (principally reductionof amortization expense). Reductions in these costs were a result of spending constraints implemented to better align costs with constrained revenue growth while accommodating a need for more aggressive business development and communications seen in the 10% increase in marketing costs.

We had operating income of $91,485 as compared to last fiscal year's nine month operating loss of $572,096, an improvement of $663,581 or 11% measured against current year revenues.

Interest expense decreased from that of the prior year by $64,606 as a result of a decrease in the average outstanding balance of our line of credit as compared to the prior year period and lower interest rates. Interest charges for the current year include a one-time charge of $12,702 related to a settlement of a dispute with Capital View Development LLC. See also Note 4 to the financial statements, above, and the discussion in Part II, Item 1, Legal Proceedings, below.

Other income decreased to $21,877 from the prior year total of $60,344 principally as a result of reduced commissions received on company travel transactions reflecting industry wide reductions and elimination of commissions on airfares.

We reported a net loss of $139,946 for the nine-month period as compared to a net loss of $829,666 during the comparable period in 2001, an improvement in excess of $689,000, or 11% measured against current year revenues. The marked improvement resulted principally from the increased revenue, the absence of $272,943 of goodwill amortization, concerted attention to controllable expenses and reduced interest expense. Had the previously noted delays in authorization to proceed with work on awarded contracts not occurred, revenue would have been significantly higher and we most likely would have reported net income for the period.

Result of Operations for the Quarter Ended June 30, 2002

Revenues

Our revenues decreased $146,851 or 7% from $2,152,315 for the quarter ended June 30, 2001 to $2,005,464 for the quarter ended June 30, 2002. This decrease was related to delays in authorizations to proceed on certain new orders and work assignments caused by customers dealing with internal processing and approval requirements and delaying new expenditures until the new fiscal year beginning July 1, 2002. As a result of the awarded contracts being temporarily held in abeyance, our revenue generation was impeded in excess of $300,000 per month throughout this quarter. We have no reason to believe that work authorizations for these contracts presently held in abeyance will not be forthcoming in the near future.

Deferred revenue increased by $218,731 from the beginning of fiscal year balance in response to new orders to proceed on work that were received during the quarter. We expect the deferred revenue to be earned and recorded as revenue during the ensuing quarters.

Costs and Expenses

The costs and expenses for the quarter ended June 30, 2002 amounted to $2,120,330, a decrease of $186,518 compared to $2,306,848 for the quarter ended June 30, 2001. This 8% decrease parallels the 7% decrease in revenue for the period.

Direct contract costs decreased $35,824 or 3% following the decrease in revenue. Salaries and benefits increased nominally by approximately $615 due to staffing in anticipation of work on projects that were held in abeyance, general and administrative expenses decreased $5,033, or 2%, costs associated with being a public company decreased by $63,632 or 128% principally due to the cancellation of a consulting agreement as described in the net loss section, below, and, finally, other operating costs decreased by $89,228 or 57% due to reductions in amortization and depreciation expense. These reductions were off set negatively by the one-time charges for legal fees of $24,940. Marketing costs increased $6,583 or 11% as we expanded our marketing efforts.

Net loss

Our operating loss for the quarter ended June 30, 2002 was $114,866 compared to an operating loss of $154,533 for the prior year period. This loss is directly attributable to the lack of anticipated revenues noted above resulting from awarded contract work held in abeyance by certain customers and the one time charges associated with the settlement of a dispute with Capital View Development LLC although somewhat offset by management actions to control operating costs and expenses.

Interest expense amounted to $79,596 in the current quarter including a one time charge of $21,696 associated with the resolution of the Capital View Development LLC dispute and compares to $79,151 during the same period of the prior year. Other income decreased from the prior year total by $9,283 as a result of reduced commissions from our in-house travel activities.

During the three months ended June 30, 2002, the company recorded an adjustment that increased earnings by $54,167 due to the cancellation of a consulting agreement with a warrant holder in February 2001. The company had inadvertently continued to accrue an expense under the agreement during fiscal year 2002. Had the cancellation been accounted for when it occurred, the company's loss for the three months ended June 30, 2002 would have been higher by the aforementioned amount, and earnings for the first two quarters of fiscal year 2002 would have been higher by $12,500 per quarter.

We incurred a net loss of $187,805 for the quarter ended June 30, 2002 as compared to a net loss of $217,744 for the prior year period.


Income Taxes and Deferred Tax Valuation Allowance -- FY 2002 and FY 2001

We have net operating loss carryforwards of approximately $10.5 million as of June 30, 2002 versus $10.4 million at September 30, 2001 (See Note 5 to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2001). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three and nine months ended June 30, 2002 and 2001.


PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 17, 2002, the Franklin Circuit Court, Division II, located in the State of Kentucky, dismissed with prejudice Case Number 00-CI-0095. Plaintiff in the matter, Capitol View Development LLC, owners and lessors of our facilities in Frankfort, Kentucky, alleged that they were due certain amounts from the defendants, the lessee, PlanGraphics, Inc., and its guarantor, John C. Antenucci, related to a balloon payment required upon certain financing of the property under the terms of the amended lease. Both sides executed a settlement agreement under which we paid Capitol View Development LLC a total of $183,272. See also Note 4 to the Financial Statements

The claim, pending since February 1999, was based on an alleged requirement for an accelerated payment of the Capital View lease related to supplemental funding of a construction loan and associated fit-out expenses for the company's headquarters in March 1995. The settlement had the practical effect of prepaying $145,630 against the lease. The prepayment is recorded as a reduction in long-term liabilities and the interest of $12,702 and legal fees of $24,940 were recorded as one-time expenses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

(a) Exhibits:

Exhibit 99-1, Sarbanes-Oxley Certification for the principal executive officer, dated August 14, 2002 and filed on page 18 of this report.

Exhibit 99-1, Sarbanes-Oxley Certification for the principal financial officer, dated August 14, 2002 and filed on page 19 of this report.

(b) Reports on Form 8-K filed since the beginning of the current quarter:

Form 8-K, dated April 24, 2002 and filed on May 1, 2002 reporting the name change of the company from Integrated Spatial Information Solutions, Inc. to PlanGraphics, Inc., the availability of a webcast on the internet for 60 days from April 30, 2002 of our post-shareholder meeting conference call with investors and shareholders and the information disclosed in that conference call, and the assignment of our new trading symbol, PGRA, effective May 6, 2002.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLANGRAPHICS, INC.

Dated: August 14, 2002




                                        /S/ Fred Beisser
                                        ----------------
                                        Frederick G. Beisser
                                        Senior Vice President-Finance, Secretary
                                        & Treasurer and Principal Financial
                                        Accounting Officer

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PlanGraphics, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ John C. Antenucci
---------------------
John C. Antenucci
Chief Executive Officer
August 14, 2002

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PlanGraphics, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Fred Beisser
----------------
Frederick G. Beisser
Senior Vice President - Finance and
Principal Financial Accounting Officer
August 14, 2002