Form 10KSB
period 2002-09-30
PLANGRAPHICS INC
filed 2002-12-30
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _______ to _______


Commission file number 0-14273

                               PlanGraphics, Inc.
                          -----------------------------
                         (Name of small business issuer)

Colorado                                                              84-0868815
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

112 East Main Street, Frankfort, KY                                        40601
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $8,159,275.

As of December 30, 2002, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the average of closing bid and asked prices of the Common Stock as reported on the OTC Bulletin Board, was approximately $2,457,575.

As of December 30, 2002 the issuer had outstanding 97,214,418 shares of Common Stock.

Documents incorporated by reference: None
Transitional Small Business Disclosure Format: Yes [ ]; No [X]
Exhibit index begins on page 32                            Total number of pages
                                                           in this report is 84.

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

                                TABLE OF CONTENTS

Cautionary Note About Forward-Looking Statements..........................    2

                                     PART I

Item 1.  Description of Business..........................................    4

                  Risk Factors ...........................................    9

Item 2.  Description of Properties........................................   12

Item 3.  Legal Proceedings................................................   12

Item 4.  Submission of Matters to a Vote of Security Holders..............   13


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.........   13

Item 6.  Management's Discussion and Analysis or Plan of Operation........   15

Item 7.  Financial Statements ............................................   23

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................   23


                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(A) of the Exchange Act.......   24

Item 10. Executive Compensation...........................................   26

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Shareholder Matters.......................   30

Item 12. Certain Relationships and Related Transactions...................   31


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K................................    32

Item 14. Controls and Procedures..........................................   35


Signatures................................................................   36

Certifications............................................................   37

Financial Statements......................................................   F-1

Exhibits..................................................................   E-1

                                     PART I


Item 1 - DESCRIPTION OF BUSINESS

The Company

PlanGraphics, Inc. ("PGRA"), an information technology company, is a provider of business solutions to government and commercial entities. Our solutions leverage the locational attributes of information resources bringing strategic value and operational efficiencies to our customer's enterprise. We provide web-enabled solutions based on the advanced technologies of geographic information systems
(GIS), data warehouses and repositories, electronic document management systems
(EDMS) and internal and external communication networks.

Our website is located at http://www.PlanGraphics.com. Our reports filed with the Securities and Exchange Commission via Edgar are available gratis on our website shortly after filing.

(a) Business Development.

We were originally incorporated as DCX, Inc., a Colorado corporation, on December 8, 1981. At that time, we operated in the custom design and contract manufacture of aircraft-related electronic cable assemblies. As DCX, Inc., we operated principally under contracts to defense contractors for United States Department of Defense acquisition programs and military aircraft maintenance support. We provided engineering design, prototype development, testing and manufacture of medium and high technology electronic cable assemblies, wire harnesses, electro-mechanical devices, and test equipment for aircraft maintenance applications.

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

Effective as of September 30, 1997, we sold our DCX, Inc. defense electronics manufacturing assets. On June 29, 1998, we changed our name from DCX, Inc. to Integrated Spatial Information Solutions, Inc. On May 2, 2002, after approval by our shareholders, we again changed our name to PlanGraphics, Inc. Our principal business is carried out through our wholly owned subsidiary, PlanGraphics, Inc., a Maryland corporation ("PGI-MD"). PGI-MD provides business-based solutions to the information management needs of federal, state and local governments, public and investor owned utilities, and commercial enterprises where locational or "spatial" information is mission critical. PGI-MD services clients through the definition, design, implementation and operation of e-services and other computer-based solutions that leverage, in part, locational or geographic information.

We will often use pronouns such as "we," "us," and "our" in this annual report to refer to the parent company, ("PGRA") as well as to our operating subsidiary ("PGI-MD").

(b) Business of Issuer

Introduction

In most business settings today, computers are utilized for three general purposes: word processing, data management and spreadsheets. For science and engineering applications, computers have also become critical in alpha-numeric analysis and design. Within the last 30 years, a new application of computer technology has transformed the application of computer science to cartography, geography, planning and engineering by both government and private industry. Known as "Geographic Information Systems," or GIS, this application combines geography, computer cartography and data management into one tool.

GIS provides a means for managing and analyzing information by relating the geographic location of a feature or event to other descriptive information. GIS software allows information, in both graphic or map format and alphanumeric data to be combined, segregated, modeled, analyzed and displayed.

Once largely limited to local and state government agencies and large utilities responsible for land and physical asset management, the use of GIS and other spatial information systems has become widespread. While government organizations still build and maintain GIS systems to analyze, plan and regulate land use and natural resources, and utilities continue to use GIS to track and maintain their physical assets, other uses of GIS have become more common. For example, GIS is being used by utilities to acquire and retain high margin customers, to analyze demographic attributes of potential customers and match the results with facility capacity, and to identify where facility capacity needs to be expanded. State and local governments use the technology for dispatching police and fire resources, responding to catastrophic events, insuring parity in tax appraisals and locating facilities in areas suitable for development.

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

We view such applications and services as part of a broader market, information systems and the information systems consulting market. In an article in Washington Technology, published February 19, 2001, Gartner DataQuest of Stamford, Connecticut, estimated the market for e-government solutions would increase from $1.9 billion in 2001 to $6.5 billion per year in 2005. Similarly, in U.S. and Worldwide Markets and Trends, 1996-2003, found in International Data Corporation's publication #W18902, International Data Corporation projected that consulting service revenue would grow 14.8% per year, reaching $55 billion by 2003. IT services to the federal government increased from $3.7 billion in fiscal year 1990 to $13.4 billion in fiscal year 2000 and is anticipated to spend $45 billion on professional services, hardware and software in FY 2002 according to a February, 2001 report from Robert W. Baird, Inc . With the anticipated growth in the information services market, we have decided to expand the services we offer to meet the growing information and systems integration needs of public and private enterprises by leveraging our e-services capabilities and specialization in spatial information systems.

We believe that information technology, which includes "GIS," continues to be a global market that is rapidly evolving and is becoming the basis for a myriad of new applications and services to solve customer problems and creating additional markets. A recent ICMA (International City/County Management Association) survey of 4,100 local governments, about half of the total local governments with a population of 2,500 or more located in the United States, revealed that 63% of them use GIS to improve their operations. Government Technology Magazine has reported a vigorous and healthy sense of innovation in the industry as GIS finds its way into an increasing number of applications -- from property tax issues to land-use planning to emergency services and disaster planning. The migration of GIS technology into the mainstream is creating new opportunities for government agencies to streamline their operations, while providing better access to services for constituents. At the same time, broader use of GIS data by non-specialists is offering new opportunities for companies to develop user-friendly, standardized GIS products that respond to the growth of the marketplace. We are capitalizing on this growing market.

GIS has proven increasingly useful in government activities in recent years. There appears to be a growing move toward intergovernmental cooperation, especially since the events of September 11, 2001. Local, county and regional agencies are more willing to share data for such activities as disaster planning. We assert that mapping is the GUI (graphic user interface) of homeland security. It allows users to visualize data in a manner that is familiar and well understood, and thus provides an easy point of entry for organizing and manipulating data into useful information. There is growing recognition that spatial information is motivating local governments to remove barriers that prevent wider adoption of GIS technologies.

It is our position that GIS technology is not as widely used as it might be and there is a growing trend to enable access to GIS data repositories via the Internet. Local and state governments are starting to think more like business. Increasingly, municipalities are using GIS applications to make life easier for their constituents. They want to provide answers for people who need answers, and they are working to be user-friendly, more efficient, and more cost-effective. GIS helps do that as a component of other systems. Since about 80 percent of local government data is location based, it makes a great deal of sense to work with GIS data.

Further, the President's fiscal year 2003 federal budget earmarks a total of $38 billion for homeland security. Of that, $21 billion is set aside for five major homeland security goals: supporting first responders to emergencies; defending against biological attacks; protecting the nation's borders; improving information sharing among federal agencies; and protecting critical infrastructures. All these goals require the same thing, knowing where the issue is located and how to get to it. Although access to the federal funds depends upon planning that meets the federal criteria, some states are starting to receive money from Washington. As a result, governments are reaching out to companies like PlanGraphics in the private sector for assistance with security solutions. Our experience developed in responding to the World Trade Center attacks places us at the forefront. The National Conference of Mayors reported recently that a number of cities have already begun spending on new security measures ($3.5 billion) without waiting for federal funds.

Overview of Operations

We are independent management consultants who develop a variety of information technology and GIS solutions to meet the specific needs of our clients. We do not make the software, but we fill a variety of roles to make state-of-the-art software work for a particular organization. We are fully integrated GIS implementers providing our clients with business-based total information technology solutions.

We serve as architects who work closely with the client to conceive an appropriate solution, whether it be a new computer application, an entire information system, or a fundamental reworking of an existing system. For example, we are helping the Office of the Chief Technology Officer in the District of Columbia develop an approach and expand the capabilities of the District's existing GIS to better support emergency management and homeland security needs.

We function as design engineers who define and refine specifications for an information system and lay out pragmatic, cost-effective ways to achieve a solution. For example, we are designing and building a spatial data warehouse for New York City that provides internet-enabled access and applications to a wealth of city data.

We serve as general contractors who manage the work of several types of vendors, including software and data conversion vendors. We guide clients through the process of acquiring technology, installing networks and building and integrating databases to increase the value of their geographic and spatial information. For example, we are working as a system and data integrator for the City of Franklin, Wisconsin, building on the parcel and address- based information assets of the city for development planning and control in addition to an enterprise wide based GIS, including public safety.

We function as facility managers, providing on-site professionals who manage and bring technical experience to operate and maintain information systems. For example, we have had an on-site team providing data preparation and quality control for a massive data conversion project for Rhode Island's Providence Gas Company and we are the GIS project manager and advisor to the Chief Technology Officer in the City of Columbus, Ohio.

We serve as auditors of information systems. We look for improvements to existing systems and keep up with ever-changing technology to ensure that clients are always on the cutting edge of the best practices in the industry. For example, we facilitated the preparation of a county-wide business process re-engineering strategy for Anne Arundel County, Maryland.

In short, we build new systems and applications and transform existing legacy systems into systems that provide solutions emphasizing the value of locational data. We extend departmental databases into enterprise assets. We take concepts involving data about places, time, people and things and build practical, cost-effective capabilities that can enable a workforce to better meet the needs and demands of its customers. Although we perform these various functions and services, management views our operations as one business segment.

Service Areas We Focus On

o Enterprise spatial systems Integration, including systems design through testing and operation as well as the migration of legacy systems to new systems.
o    Spatial database management and integration.
o Information Systems that support Emergency Management and Public Safety including assessment, planning, response and recovery.

o Non-Emergency Information Management Systems supporting decision making and constituent/customer relations
o Spatially enabled web deployment for internet, intranet and extra-net applications.
o Asset management systems for physical, infrastructure and real property information.
o    Spatial application development
o    Document and work management systems.

Our Sales and Marketing Concept

We conduct our business development using a principal selling model. In doing so, we draw on PGI-MD's president and practice managers who manage business units and have sales responsibility. Each of the practice managers is supported by a number of executive consultants who have both business development and executive level service delivery responsibilities. We also develop business and follow-on assignments through our project managers. In addition, we maintain business alliances with suppliers of software, data and professional services, including among others, Oracle, ESRI, Xmarc, Hansen Software, ICTS, among others.

During the past fiscal year we added three staff members dedicated solely to sales and marketing in order to increase our sales opportunities. In addition, we have retained a sales and marketing firm to represent us thoughout the United States and enhance our sales opportunities.

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

Business Objectives and Milestones

We intend to grow our presence in the information services industry by building on our reputation and specialty skills, and to achieve growth through proper capitalization at rates that are equal to or in excess of industry growth rates.

We also believe that there is a market opportunity to consolidate information services and technology companies with a specialized capability that is proactive in spatial information systems. We further intend to exploit these market opportunities and to increase revenues through strategic partnerships and, at a later date, by acquiring companies with capabilities complementing and enhancing our services offerings.

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

o Our recent successes servicing a broad range of clients that include planning and design to full systems implementation providing new and improved ways of operating and delivering the clients' services by applying our experience in spatially enabled data warehouses and e-government solutions.

o    Reputation for reliability, service and effective customer support;

o Emphasis on tangible business results for our clients that include returns on their investments, service improvements, effectiveness and early success.

o Breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness; and

o    Ability to react to changes in the market and industry and economic trends.

We believe that we compete effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness.

Key Relationships

As consultant and systems integrator, we owe our clients the highest level of technical capabilities and support. Accordingly we have developed business partner relationships with other key information technology companies. Each relationship is unique, with a common focus on our mutual clients' best interests. While maintaining our high standard of vendor independence, we leverage our business partner strengths to build the best possible teams to meet our client requirements. Some of our strategic partners are: Hansen Information Technologies; ESRI; Booz Allen Hamilton; GRW, Inc.; Intel Data; Space Imaging; Oracle; Skyline Software Systems, Inc.; tsaADVET and ISTAR(C).

Proprietary Rights

We rely on general copyright, trademark and trade secret laws to protect our methodologies, prior work and technology. We have registered our names and trademarks in the United States and Canada. We have developed and maintain a proprietary methodology for conducting business. This methodology and certain marketing, customer and prospect data are maintained and handled as trade secrets and are protected by policy and employment agreements. It is also our policy to require employees, consultants and, when possible, suppliers, to execute confidentiality agreements upon the commencement of their relationships with us.

Employees

Presently we employ 64 full-time employees and 4 part-time employees. Five of our employees are in executive management and four have practice management responsibilities. An additional eight employees are executive consultants. We employ four individuals dedicated to sales and marketing. 28 employees serve in varying capacities as consultants and system developers and 19 others are partially billable to clients. Approximately 20 % of our work is subcontracted out to business partners or independent consultants.

Administrative support consists of accounting, human resources and creative services. Two of our executive managers and five staff members are involved in accounting services and human resources. An additional five individuals are assigned to creative services and are available to support consulting projects as well as marketing and sales.

International Operations

We have always conducted business in the international arena. In FY 2002 our international assignments increased and were primarily in The People's Republic of China where we see increased emphasis on the use of information technology to promote economic development and social programs. Spending on China's nascent and growing e-government applications is estimated in a recent China Economy online article of September 25, 2002 to exceed one billion yuan (US$121 million) for the central government alone and much more for other governmental departments throughout the country, most of which offer some form of internet/intranet services. We limit our exposure to changes in the international economic climate by denominating our contracts in United States currency, by concentrating on overseas projects funded by the World Bank and by forming business alliances and partnerships with local firms who are knowledgeable of the business culture in the country.

Compliance with Environmental Laws

We have incurred only de minimis costs in complying with environmental laws.

Research and Development Costs

No research and development costs were incurred.

Code of Ethics

Our Board of Directors approved a Code of Ethics for Senior Financial Officers on October 7, 2002. We have filed it with this report at Exhibit 99.3 and the signed code is available on our website at www.PlanGraphics.com.

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

o    adverse impacts on state and local government revenue collections, and

Fluctuations caused by these and other factors could cause our business to suffer.

Our accounts receivable may take an extended time to collect, which strains our available cash for operations. A number of our clients in the state and local governmental arena have recently experienced budgetary problems, which have, in turn, affected their ability to timely pay amounts owed to us. An extended amount of time required to collect accounts receivable from these clients would restrict our ability to pay our liabilities as they become due. Our ability to maintain adequate financing for our current level of operations and to fund future growth is dependent upon our ability to renew or replace existing credit arrangements and to generate sufficient cash flow to meet our payment obligations. Further, because we finance our accounts receivable with an asset based line of credit, we may incur significant interest charges that adversely affects our profitability.

If we are unable to raise funds to finance our business plan, we may not be able to to pursue growth opportunities. We intend to expand through acquisitions or make other capital investments as dictated by customer demand and strategic considerations. To accomplish our business plan we need to spend significant amounts of cash to:

o    fund growth and increased expenses;

o    implement our acquisition strategy;

o    respond to unanticipated developments or competitive pressures, and

o take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets.

We may require additional funds through equity, debt, or other external financing in order to fund and to achieve the growth in our business plan. We cannot assure that any additional capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business could be materially and adversely affected.

Our revenues historically are concentrated in a limited number of customers. We have had some concentration of revenues and associated accounts receivable balances in certain customers. During the fiscal year ended September 30, 2002, approximately 24% of our sales were concentrated in one customer, the City of New York Department of Information Technology and Telecommunications ("NYDOITT"), and 10% in the Rhode Island Department of Transportation; during the fiscal year ended September 30, 2001, 36% of our sales were concentrated in one customer, the City of New York. In addition, at September 30, 2002, the City of New York accounted for 37% of our accounts receivable and a separate customer, the Kentucky Department of Transportation, accounted for 17% of our outstanding accounts receivable. At September 30, 2001 the City of New York accounted for 46% of outstanding accounts receivable. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues. At September 30, 2002 , we had NYDOITT receivables amounting to $570,900 over 120 days old and in addition, approximately $605,400 was included in unbilled work in progress.

A significant portion of our revenues is dependent upon state and local government budgets. Approximately 98% of our revenue is received from governmental entities. Recent reports indicate declines in state and local government tax revenue receipts by approximately six percent. Lower receipts may result in reductions to programs we service that could adversely impact our sales and revenue generation.

Our future success depends in significant part on the continued service of certain technical and management personnel and our ability to attract and retain key technical, sales, marketing, information systems, financial and executive personnel. Key employees of PGRA include Gary S. Murray, Chairman of the Board of Directors, and John C. Antenucci, Chief Executive Officer. PGRA has entered into an employment agreement with Mr. Antenucci and a services agreement with Mr. Murray that expire in May 2005 and June 2003, respectively. Each agreement contains a non-compete provision that restricts Mr. Antenucci and Mr. Murray, respectively, from, for one year following his termination date unless otherwise approved by us, performing work either that is in backlog for PlanGraphics or that PlanGraphics is pursuing. Competition for personnel is intense, and there can be no assurance that PGRA can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. Though PlanGraphics makes non-compete and non-disclosure agreements a part of employment commitments for all professionals, the loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on our business, financial condition and results of operation.

The United States penny stock rules may make it more difficult for investors to sell their shares. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." These rules require that prior to effecting any transaction in a penny stock, a broker or dealer must give the customer a risk disclosure document that describes various risks associated with an investment in penny stocks, as well as various costs and fees associated with such an investment. It is possible that some brokers may be unwilling to engage in transactions involving shares of the Company's common stock because of these added disclosure requirements, which would make it more difficult for a purchaser to sell his shares.

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

If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your ownership interest could be significantly diluted. If we were to proceed with one or more significant acquisitions, in which the consideration included cash, we would need to raise debt or equity to consummate such an acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to write off significant amounts of goodwill or amortize other intangible assets in connection with future acquisitions, which would have an adverse effect on our future earnings.

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

Item 2 - DESCRIPTION OF PROPERTY

Our corporate executive offices are located in Frankfort, Kentucky with an administrative office in Parker, Colorado. We lease commercial property in the following locations:

      Location              Property Leased         Approximate Size       Number of Employees
      --------              ---------------         ----------------       -------------------
Frankfort, Kentucky         land and a building     20,500 square feet     30 (additionally, 2 work in
                                                                           Ohio at a client site)

Parker, Colorado            office space            350 square feet        1 (and one off-site)

Silver Spring, Maryland     office space            3,854 square feet      20 (An additional 13
                                                                           work in Providence,
                                                                           Rhode Island at a client
                                                                           site)

Newport Beach, California   office space            600 square feet        1

Newark, New Jersey          office space            1,200 square feet      4

The length of our leases varies from one to five years. We believe that such properties are adequate to meet our current needs. Were any of the existing leases terminated, we believe that there are affordable alternate facilities available and such action would not have a material adverse effect on our business. (See also Lease Payments in Management's Discussion and Analysis in
Item 6, below, and in Note F to the Financial Statements.)

Item 3 - LEGAL PROCEEDINGS

On June 17, 2002, the Franklin Circuit Court, Division II, located in the State of Kentucky, dismissed with prejudice Case Number 00-CI-0095. Plaintiff in the matter, Capitol View Development LLC, owners and lessors of our facilities in Frankfort, Kentucky, alleged that they were due certain amounts from the lessee, PGI-MD, and its guarantor, John C. Antenucci, PGI-MD's president, related to a balloon payment required upon certain financing of the property under the terms of the amended lease. Both sides executed a settlement agreement pursuant to which we paid Capitol View Development LLC a total of $183,272.

The claim, pending since February 1999, was based on an alleged requirement for an accelerated payment of the Capital View lease related to supplemental funding of a construction loan and associated fit-out expenses for PGI-MD's headquarters in March 1995. The settlement had the practical effect of prepaying $145,630 against the lease. The prepayment is recorded as a reduction in long-term liabilities and the interest of $12,702 and legal fees of $24,940 were recorded as expenses.

                                       12

We may also be engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation, should any exist, will not materially affect our financial position or results of operations.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the fourth fiscal quarter or subsequent to the end of the fiscal year.

                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is traded on NASDAQ's Over-The-Counter Bulletin Board system. On May 6, 2002, as a result of our new change, we began trading under a new symbol, PGRA; previously our trading symbol was ISSS. Such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

                                                        Sales Price
                                                ---------------------------


           Quarters Ended                       High                    Low
           --------------                       ----                    ---

         December 31, 2000                      .23                     .14

         March 31, 2001                         .23                     .08

         June 30, 2001                          .17                     .09

         September 30, 2001                     .11                     .06

         December 31, 2001                      .07                     .02

         March 31, 2002                         .14                     .04

         June 30, 2002                          .09                     .05

         September 30, 2002                     .04                     .01


On December 27, 2002 the last reported sales price of our common stock was $0.03.

Based on information supplied by certain record holders of our common stock, we estimate that there are approximately 4,250 beneficial owners of our common stock, of which approximately 2,173 are registered shareholders.

We have never declared or paid any dividends on our common stock. Because we currently intend to retain future earnings to finance growth, we do not anticipate paying any cash dividends in the foreseeable future.


Securities Authorized for Issuance Under Equity Compensation Plans.


                                             EQUITY COMPENSATION PLAN INFORMATION
                                                  (As of September 30, 2002)

                                         (a)                               (b)                         (c)
Plan Category                   Number of securities to be        Weighted average exercise         Number of
                                issued upon exercise of price     price of outstanding options,     securities remaining
                                outstanding options,              warrants and rights.              available for future
                                warrants and rights.                                                issuance under equity
                                                                                                    compensation plans
                                                                                                    (excluding securities re-
                                                                                                    reflected in column (a)).

Equity Compensation plan
  approved by security
  holders.                            6,262,920                            $0.07                           4,565,194

Equity Compensation plans
  not approved by security
  holders                             5,596,331                            $0.20                                --
                                     ----------                            -----                           ---------
Total                                11,858,251                            $0.14                           4,565,194
                                     ----------                            -----                           ---------


Following are the features of the equity compensation plans not approved by shareholders:

The total of 5,596,331 outstanding represents warrants issued as follows:

     Advisory Services. Warrants were issued in fiscal 2002 to acquire a total of 3,857,212 shares of common stock in exchange for advisory services related to our shareholder rights offering. A total of 973,166 warrants were issued from fiscal 1999 through 2001 for advisory and consulting services.

     Private Offerings. Warrants were issued during fiscal years 2000 through 2001 to acquire 765,953 shares of common stock pursuant to the terms of private offerings completed during those fiscal years.





                                       14

Recent Sales of Unregistered Securities.

In addition to security sales previously reported in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2001, March 31, 2002 and June 30, 2002, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Effective February 1, 2002, we issued warrants to acquire 1,928,606 shares of our common stock to Brean Murray & Co. (and assigns) and 1,928,606 to The Crossways Group for a total of 3,857,212 shares. The exercise price of the warrants was priced at 110% of the shareholder rights offering price, or $0.0385, and were compensation for consulting work connected with the offering. We relied on Section 4(2) of the Securities Act.

During the period from October 1, 2001 through September 30, 2002 we issued a total of 378,787 shares of our unregistered common stock at the agreed value of $0.11 to Gary S. Murray as compensation for his service as Chairman of the Board pursuant to the consulting agreements between him and PGRA, dated July 1, 1999 and 2001. We relied on Section 4(2) of the Securities Act.

On March 29, 2002 we issued a total of 428,958 shares of our unregistered common stock to Human Vision LLC in payment of $30,037 of accrued interest. We relied on Section 4(2) of the Securities Act.

On May 1, 2002, we entered into an Employment Agreement with John C. Antenucci in connection with his employment as our President and Chief Executive Officer. In accordance with the agreement, we issued options to purchase 1,941,258 shares of our common stock at an exercise price of $0.07 per share. The options were immediately vested and are valid for five years from the date of issue. We relied on Section 4(2) of the Securities Act.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Subsequent Events

Subsequent to September 30, 2002, we obtained an extension through December 31, 2002 for the $200,000 addition to our asset-based line of credit with Branch Banking & Trust Co. ("BB&T"). Management is confident that it will be able to extend this arrangement.

We arranged to have the testing for goodwill impairment accomplished during November and December 2002. Our consultants in this matter report that there is no impairment to the total amount of the carrying value of our goodwill as of October 1, 2002.

On December 13, 2002, we collected $626,760 in payment of long outstanding accounts from one of our municipal customers. This represented approximately 52% of their balance owed to us at September 30, 2002.

                               Financial Condition

The following discussion of liquidity and capital resources addresses our combined requirements and sources, including PGI-MD, as of September 30, 2002 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes beginning on page F-1 of this 10-KSB.

Cash Flow

As of September 30, 2002 we had a net working capital balance of $427,735 as compared to a net working capital deficit of $1,400,538 at September 30, 2001. This increase in working capital resulted primarily from our successful shareholder rights offering that closed on February 1, 2002 offset by our current year net loss.

In the fiscal year ended September 30, 2002, operations used net cash of $1,920,245, as compared to providing net cash of $49,276 in the year ended September 30, 2001. The major increase in cash use was primarily related to the $1,071,176 increase in the accounts receivable, a result of a major customer holding a sizeable payment to us in abeyance pending their receipt of federal funds and the registration of a second contract. We recently received a significant portion, $626,760, and expect that the customer will resolve both constraints and make the related payments in the first quarter of calendar year
2003. However, we may encounter further periodic operating cash flow constraints in the near term as we develop and expand our business.

In the fiscal year ended September 30, 2002, net cash used in investing activities was $139,106 as compared to $10,890 of net cash used in investing activities in the year ended September 30, 2001. Increased technology and equipment purchases accounted for the change.

Financing activities provided net cash of $2,101,358 in the year ended September
30, 2002, as compared to net cash of $39,893 used by financing activities in the year ended September 30, 2001. Cash provided by the issuance of common stock increased by $2,153,242 in the current year. Our shareholder rights offering accounted for this increase. It was offset by an increase in net payments on debt of $130,917 over the prior year, computed as the net of payments on debt, reduced by proceeds from debt transactions.

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2002, our contractual obligations and commitments by type and period:

                                         PAYMENTS DUE BY PERIOD
                    --------------------------------------------------------------
CONTRACTUAL                      LESS THAN                               AFTER 5
OBLIGATIONS           TOTAL         YEAR      1-3 YEARS     4 YEARS       YEARS
-----------------   ----------   ----------   ----------   ----------   ----------
Capital Lease
Obligations         $2,377,792   $  299,645   $  874,455   $  277,775   $  925,917

Operating Leases       627,028      190,557      425,238       11,233         --

Other Contractual
Obligations(1)         864,000      348,000      348,000      168,000         --
--------------      ----------   ----------   ----------   ----------   ----------

Total               $3,868,820   $  838,202   $  647,694   $  457,008   $  925,917

(1) Represents required payments under certain employment agreements.

As of September 30, 2002, our other commercial commitments are as follows:

                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                   ------------------------------------------

OTHER               TOTAL
CONTRACTUAL         AMOUNTS         1            1-3          4-5        OVER 5
COMMITMENTS         COMMITED       YEAR         YEARS        YEARS        YEARS
----------------    --------     --------     --------     --------     --------

Lines of Credit     $856,417     $856,417     $   --           --           --

Other Commercial
Commitments(1)        98,665       83,665       15,000         --           --
----------------    --------     --------     --------     --------     --------

Total Commercial
Commitments         $955,082     $940,042     $ 15,000         --           --


(1) Represents a note payable to a vendor and required payments under a sales representation agreement.

Capital Resources

As of September 30, 2002, we have lease payment commitments through 2007 of $2, 078,903 that will require total annual payments of approximately $490,302 during the fiscal year ending September 30, 2003 as compared to $572,434 for the fiscal year ended September 30, 2002. Of the required payment amount for the new fiscal

                                       16

year, approximately $299,645 is for capital lease obligations and $190,557 relates to operating leases. Management believes normal operating cash flows are adequate to fund these payments. (See also Note F to the Financial Statements.) We consider our facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for additional facilities expansion has been entered into for the year ending September 30, 2003. In recent years we have transitioned to smaller and less expensive space when possible and increased the utilization of customer supplied space. Were any of the existing leases to be terminated we believe that there are affordable alternate facilities available and such action would not have an adverse impact.

Since entering the information technology sector in 1997, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. In addition, a portion of our capital expenditures has been financed through capital lease obligations payable to financial institutions. We have also on occasion borrowed limited amounts from Human Vision LLC, an entity controlled by our Chairman, Gary S. Murray, John C. Antenucci, our chief executive officer, and Gary Murphy, PGI-MD's chief financial officer, in order to fund temporary working capital requirements. At September 30, 2002, there was no balance outstanding to Antenucci or Murphy for such borrowings and we owed $200,000 to BB&T related to a short-term loan for which Human Vision LLC, a related party, had made a deposit in a compensating balance account.

We entered into the new asset based line of credit on February 15, 2002 with BB&T for $750,000 secured by the accounts receivable of PGI-MD. As a result the Human Vision Standby Letter of Credit is no longer required and BB&T released the standby letter of credit. Accordingly, the pledge of the outstanding shares of our subsidiary to Human Vision LLC is no longer valid and the certificate was returned to us. The line of credit is guaranteed by our President & CEO.

On July 31, 2002, BB&T granted a separate $100,000 line of credit to be used by PGI-MD to fund capital equipment purchases.

On August 19, 2002, BB&T provided a ninety-day $200,000 temporary addition to PlanGraphics existing $750,000 credit facility. This additional funding was made available by BB&T as a result of a $200,000 deposit by a related party, Human Vision LLC of which Gary Murray, our Chairman is a control person, in a compensating account balance. The extension of the credit was subsequently extended through December 31, 2002. Management anticipates that this temporary addition to the credit line will be sufficient for the needs of the business, pending our collection of the remaining portion of a large aged receivable due from one particular client. Approximately 52% of the balance outstanding and due from this client at September 30, 2002, was collected on December 13, 2002. Management expects the arrangement will be continued if required.

As of September 30, 2002, we had cash and cash equivalents of $60,800. Our management team believes that our current working capital plus funds from operations during fiscal year 2003 will be sufficient to fund our cash requirements through September 30, 2003. The Company's long-term liquidity requirements may be significant in order to implement its plans. Should additional funds be required, there can be no guarantee such funds can be secured.

Operations Outlook

The information services and technology markets are undergoing structural changes with an increasing frequency of outsourcing of many technological and operational functions and a March 5, 2002 press release from Garnter Dataquest confirms this. These changes create demand for high quality technology advisory services, project design and management and professional services.

We recently announced a business relationship with Oracle focused on Homeland Security and our STEPsTM service and product offering. STEPsTM (Spatial Templates for Emergency Preparedness ) is our proprietary approach to rapidly meet the growing needs of emergency management operations at state and local governmental levels to implement a clearly defined plan to converge unstructured data into a centralized datamart. It provides improved information sharing and operational efficiency to meet the needs of emergency planning, response and recovery coupled with economical and efficient means of implementing programs to deal with emergency responses and public security issues, giving us a distinct advantage over our competitors.

In addition, the E-Government Act of 2002 was passed by Congress and signed into law by the President on December 17, 2002. This legislation promotes innovative uses of Information Technology ("IT"), anticipates multi-agency IT projects to improve federal government performance and establishes an e-government fund in the U. S. Treasury. We are targeting opportunities in this arena.

We also believe the potential gross profit margins in information technology are much higher than we presently experience. We are working vigorously to grow the spatial data management and integration solutions of our GIS business base that permeates our business plan.

We had work backlog and assignments of approximately $10.0 million as of November 30, 2002, ten percent higher than the $9.1 million as of December 31, 2001. We expect to complete approximately $7.5 million of the $10.0 million within 12 months. We report backlog based on executed contracts and assignments based on contract awards where documentation is pending and task orders against existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Most of our orders are from existing or previous customers with whom we have a good relationship. Therefore, we do not anticipate cancellation of such contracts or order assignments.

Currently, we plan to grow internally and through building and leveraging strategic partnerships. We have made substantial progress in positioning PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Furthermore our past marketing investments in China continue to yield results measured by the increased number of invitations to respond to competitive procurements, current and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated.

On January 7, 2002 we reached an agreement to license exclusive North American rights to intellectual property and spatial integration software components previously owned by Xmarc Ltd. and now held by the Swiss based investment company HPI LLC for use in the public sector and utility markets. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. We also agreed to support former Xmarc clients, work in progress and outstanding proposals in North America. This arrangement effectively gives us increased access to federal, state and local government clients in addition to commercial enterprises. We will pay HPI LLC a royalty stream for a period of 21 months ending September 30, 2003 as we receive revenue for the product licensing and maintenance, after which we will have the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. As of September 30, 2002, the Company had recorded approximately $468,542 in revenues related to the licensing, maintenance and professional services associated with the technology yielding operating income $160,000 for the business unit inclusive of $40,399 in royalty payments that we will pay to HPI LLC under the agreement.

Our management team believes that we have the capacity to address the immediate needs for cash and liquidity through an aggressive approach taken on a number of fronts. Funds received from our rights offering coupled with the line of credit and the capital equipment loan available to PlanGraphics are anticipated to meet the cash needs of the company through September 30, 2003. Efforts to conserve and to develop new sources of cash and equity are complimentary to the improved operating performance of PlanGraphics during the past fiscal year. We anticipate the improvement to continue during the fiscal year ending September 30, 2003, and to be accompanied by positive cash flows and profitability.

                              Results of Operations

                                                    Years Ended September 30
                                                     2002              2001
                                                     ----              ----
Statement of Operations Information:
Revenues                                          $8,159,275        $7,639,735
Cost and expenses                                  8,262,278         8,380,634
Net loss                                            (393,120)       (1,123,602)

Balance Sheet Information:
Total Assets                                       8,816,381         7,786,692
Total current liabilities                          2,953,367         3,677,220
Working capital                                      427,735        (1,400,538)
Shareholders' Equity                               4,506,984         2,499,517

Result of Operations for the Year Ended September 30, 2002

Revenues

Our revenues increased $519,540 or 7% from $7,639,735 for the fiscal year ended September 30, 2001 to $8,159,275 for the fiscal year ended September 30, 2002. We believe our revenue growth was limited by several factors including: delays in the start-up on certain contract awards and work assignments that were held in abeyance in part as a reaction to the attacks of September 11, 2001, the resultant slow down in the economy in general, the failure of congress to enact many agency appropriation bills with resultant impacts on budgets for federal, state and local governments and, in significant part, by changes in administration and administrative procedures by a major local government customer. The delays impacted our revenue generation on projects, although we were able to handle the constrained revenue with lower operating costs, a trend that we believe will continue into the next fiscal year, while we awaited authorizations to proceed with work.

Accounts receivable balances at September 30, 2002 and 2001, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 60 days after invoicing. The actual collection period is consistent with industry experience with clients in the public sector. While this results in an elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

Total Costs and Expenses

Total costs and expenses for the fiscal year ended September 30, 2002 amounted to $8,262,278, a decrease of $118,356 compared to $8,380,634 for the fiscal year ended September 30, 2001. This 1% decrease compares favorably to the 7% increase in revenue for the period. Significant reductions in costs and expenses were primarily related to adjustments responding to changing operating levels. They are:

o Direct contract costs increased 12% following the increase of 7% in revenue.
o We were able to hold salaries and benefits steady with a slight $884 decrease due to attrition and active wage management actions;
o General and administrative expenses decreased by approximately $289,490, or 21%, due to decreases of $88,549 for investment banking fees, $89,617 in auditing and accounting costs, $77,275 for public relations and communications expenses, and the absence of $38,610 in acquisition expenses, all offset by small increases in other accounts.
o Marketing costs increased $50,383, or 23%, as we increased our marketing and sales efforts with $42,083 for increased travel and exhibits and $26,501 for increases in professional and conference fees, offset by small decreases in other accounts.

o Other operating expenses decreased by $409,220, or 61%, due to the elimination of approximately $364,000 in goodwill amortization expenses because of our implementation of SFAS 142 and to a $50,797 decrease in depreciation offset by small increases in tax expense.

During the quarter ended June 30, 2002, we recorded an adjustment that increased earnings by $54,167 due to the verbal cancellation of a consulting agreement with a warrant holder in February 2001. Of this amount, $20,831 pertained to fiscal 2002. We had inadvertently continued to accrue the related expense during fiscal year 2002.

Net Loss

Our operating loss for the fiscal year ended September 30, 2002 was $103,003 compared to $740,899 for FY 2001, a reduction in operating losses of $637,896. This reduction is a result of increased revenues offset somewhat by a 2% increase in operating costs and expenses.

Interest expense decreased by $62,842 to $315,258 in FY 2002 as compared to $378,100 during FY 2001, a decrease of 17 percent. The decrease is attributable to the decreased level of interest bearing debt and the absence in FY 2002 of deemed interest expenses of $62,750 from a beneficial conversion feature of a related party note that had been recorded in the prior year.

Other income decreased from the prior year total by $46,557 or 65% as a result of decreases in commissions earned by our travel office ensuing from airlines lowering or eliminating such payments and the absence of the sublease income from our former Jacksonville office.

Our net loss for the fiscal year ended September 30, 2002 was $393,120 compared to $1,123,602 for FY 2001, an overall decrease of $730,482 or 65%. The decrease in net losses during 2002 was primarily due to a $637,896 reduction in operating losses coupled with the reduction in litigation settlement losses of $76,344.

Loan Transactions

On February 9, 2001, the board of directors ratified a loan of $75,000 from HumanVision L.L.C, a related party, in exchange for a promissory note dated February 2, 2001. The funds were to be used for certain specified working capital requirements. During December 2001 this note was paid in full with proceeds from the rights offering.

On May 15, 2001, we issued a promissory note in favor of HumanVision, L.L.C., a related party, in the principal amount of $40,000. This note was paid in full with proceeds from the rights offering during fiscal year 2002.

On May 31, 2001, PGI-MD obtained a line of credit from BB&T in the maximum principal amount of $500,000. This line of credit replaced the National City Bank of Kentucky line of credit that expired on February 2, 2001. The BB&T line of credit was collateralized by PGI-MD's accounts receivable and general intangibles and a pledge of a $325,000 BB&T account held by HumanVision, L.L.C.

On February 15, 2002, BB&T increased our line of credit to $750,000 and BB&T subsequently released the previously required standby letter of credit extended by Human Vision, L.L.C. and Human Vision, in turn, released the subsidiary as collateral. This line of credit continues to be collateralized by PGI-MD's accounts receivable and guaranteed by our President & CEO..

On July 31, 2002 the BB&T granted a separate $100,000 line of credit to be used by PGI-MD to fund capital equipment purchases collateralized by the purchased equipment.

On August 28, 2002, BB&T provided a ninety-day $200,000 temporary addition to PGI-MD's existing credit facility. This additional funding was made available by BB&T as a result of a deposit by a related party, Human Vision LLC, in the form of a $200,000 compensating account balance. The credit was subsequently amended and extended through December 31, 2002. Management anticipates the addition to the credit line will be sufficient for the needs of the business, pending our collection of a large receivable due from one particular client, a portion of which, $626,760 or 52%, was received on December 13, 2002. Management anticipates that the arrangement will be continued as required until the remaining receivable is collected.

Critical Accounting Policies and Estimates

General. Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On a regular basis, we evaluate estimates, including those related to bad debts, intangible assets, restructuring, and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Our operations require us to make significant assumptions concerning cost estimates for labor and expense on contracts in process. Due to the uncertainties inherent in the estimating process for costs to complete contracts in process under the percentage of completion method, it is possible that completion costs for some contracts may need to be revised in future periods. Should changes in conditions or estimates cause management to determine a need for revisions to these balances in transactions or periods, revenue recognized for any reporting period could be adversely affected.

Allowance for Doubtful Accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts with assistance from legal counsel, may be required.

Contingencies. From time to time we are engaged in legal actions arising in and out of the ordinary course of business. We, with assistance from legal counsel, are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability required, if any, for these contingencies are made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy for a particular matter. There are no pending matters of litigation as of this filing.

Goodwill and Intangible Assets. We have significant intangible assets, including goodwill. The determination of whether or not these assets are impaired involves significant judgments. We periodically evaluate acquired goodwill and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performances of the acquired assets. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates and related assumptions change in the future, significant impairment charges may be recorded in future periods

Amortization Expense The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" provide guidance on the application of generally accepted accounting principles for business acquisitions completed by us. We used the purchase method of accounting for business acquisitions. We allocated the purchase price of business acquisitions based on the fair market value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets, less liabilities, is recorded as goodwill. Through September 30, 2001, goodwill was amortized over various periods up to 15 years. The assignment of useful lives was based on the acquisition's ability to generate sufficient operating results to support the recorded goodwill balance. In accordance with SFAS No. 142, we ceased amortizing approximately $4 million of goodwill for acquisitions subsequent to September 30, 2001.

Impairment of Assets. We assess the impairment of goodwill, intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include, without limitation, (i) significant under-performance relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends; and (iv) increased competitive pressures. When we determine that the carrying value of intangibles, long-lived assets and related goodwill may be impaired, we evaluate the ability to recover those assets. If those assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In accordance with SFAS No. 142, we are required to perform annual testing of goodwill for impairment each fiscal year. Our test subsequent to September 30, 2002 indicated no impairment of goodwill as of October 1, 2002.

Deferred Tax Valuation Allowance -- FY 2002

We have net operating loss carry-forwards of approximately $10.8 million as of September 30, 2002 (See Note E to the Financial Statements). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded, as we have not been able to determine that it is more likely than not that the deferred tax assets will be realized.

Effect of Recent Accounting Pronouncements

The pronouncements that may affect us in the ensuing fiscal year are:

On October 1, 2001, we adopted SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with and indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. Our previous business combinations were accounted for using the purchase method. As of September 30, 2002, the net carrying amount of goodwill was $3,948,343. We recorded $363,924 of amortization expense during the year ended September 30, 2001. We have determined that we have one reportable unit. As a result of implementing SFAS 142 we ceased amortizion of goodwill. The amount of such amortization in the prior year amounted to approximately $364,000 as compared to nil in the current year. Our recent testing indicated no impairment of goodwill.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective October 1, 2002 for us. We believe the adoption of this statement will have no material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. As we have not identified any activities for disposal there is no effect on our financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 15, 2002. As we have not identified any activities for disposal there is no effect on our financial statements.

Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. Our activities expose us to certain risks that management evaluates carefully to minimize earnings volatility. At September 30, 2002, and during each of the two prior years in the periods then ended, we were not a party to any derivative arrangement and we do not engage in trading, market-making or other speculative activities in the derivatives markets. Because our contracts are dollar denominated we do not have foreign currency exposure. As discussed in Note C of the Notes to Consolidated Financial Statements, loans outstanding under the Company's asset based line of credit bear interest at prime plus 2% (6.75% at September 30, 2002).

Item 7 - FINANCIAL STATEMENTS

The financial statements required by this item begin on page F-1 of this Form 10-KSB. An index to the financial statements is contained in that separate section.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 11, 2002, acting on the direction and approval of our Board of Directors, we informed BDO Seidman, LLP that we were releasing them as our independent public accountants and selecting another firm for those services. Our financial statements for the fiscal year ended September 30, 2001 , were audited by BDO Seidman, LLP. The reports of BDO Seidman, LLP on our financial statements for the fiscal years ended September 30, 2000 and 2001 contained no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that the report for September 30, 2000 stated:

     "The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

The decision to change accountants was recommended by our Audit Committee and made pursuant to the authority granted by our Board of Directors. It was based on a review of a number of firms including BDO Seidman and reflected a consideration of service levels, proximity to our operating centers and headquarters and anticipated fees, among other factors.

Through March 11, 2002, there were no disagreements between us and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

On March 26, 2002 we engaged Grant Thornton LLP as our independent certified public accountant. During the two most recent fiscal years and interim periods since the end of the most recent fiscal year through the date of engagement we did not consult Grant Thornton LLP regarding the application of accounting principles to any specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice from Grant Thornton was provided to or considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. Further, there were no matters that were either the subject of a disagreement or a reportable event as contemplated in Regulation S-B, Item 304(a)(1)(iv) and the views of Grant Thornton LLP on any issues were neither requested nor received.

The change in independent certifying accountants was reported on Forms 8-K dated March 11 and 23, 2002 and filed with the Securities and Exchange Commission.

                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers are:

     Name                       Age      Position
     ----                       ---      --------

     John C. Antenucci          56       Vice Chairman, Director, President and
                                         Chief Executive Officer of PGRA;
                                         President and Chief Executive Officer
                                         of PGI-MD

     Frederick G. Beisser       60       Director, Vice President - Finance and
                                         Administration, Secretary and Treasurer

     Gary S. Murray             56       Chairman of the Board and Director

     Raymund E. O'Mara          61       Director

     J. Gary Reed               54       Director and Chief Operating Officer of
                                         PGI-MD

     William S. Strang          46       Director

All directors hold office until the next annual meeting of shareholders and serve until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

John C. Antenucci is President and Chief Executive Officer of PGRA and has been a director since November 3, 1997. He is the founder and has been the President and Chief Executive Officer of PGI-MD since 1979. He is a former president of AM/FM International (now GITA), a professional association for utility industry users of geographic information systems. He has served as a member of the National Academy of Sciences Advisory Committee on the Future of U.S. Geological Survey and in a similar capacity on the Academy's Advisory Committee for Mapping Sciences. He serves as an advisor to Ohio State University's Center for Mapping, has recently co-authored the Manual of Geospatial Science and Technology, a text book on geographic information systems, global positioning systems and remote sensing, and was editor and co-author of on an earlier textbook on geographic information systems. Mr. Antenucci holds an MS in Civil Engineering/Water Resources from Catholic University of America in Washington, D.C. and a Bachelor of Civil Engineering from the same institution.

Frederick G. Beisser joined PGRA's predecessor, DCX Inc, as Chief Financial Officer in July 1990 and was promoted to Vice President - Finance and Administration, on March 28, 1997 and to Senior Vice President - Finance effective January 1, 2002. He was elected to the Board of Directors in March 1991 at which time he also became Treasurer and was subsequently appointed Secretary on October 1, 1991. Mr. Beisser's directorship ended on April 30, 2002 upon the election of Mr. Strang, below. Mr. Beisser is a Colorado Certified Public Accountant. Prior to joining PGRA, he held financial management and controller positions with the U.S. Air Force in the United States and abroad. Retired with the rank of Major in 1989, he holds a Ph.D. from American International University in Canoga Park, California, an MBA from Golden Gate University in San Francisco and a BS in Business Administration from the University of Southern Colorado in Pueblo, Colorado. In addition, Mr. Beisser has a diploma from the Air War College. He is also a member of the Board of Directors of Environmental Energy Services, Inc. (formerly Wastemasters, Inc.) of El Reno, Oklahoma.

Raymund E. O'Mara has been a director of PGRA since November 3, 1997. He is a principal with Booz Allen & Hamilton, consultants, since 1996. Prior to joining Booz Allen & Hamilton, Mr. O'Mara retired from the U.S. Air Force in 1994 with the rank of Major General. From 1993 until his retirement, he was Director, Defense Mapping Agency, Bethesda, Maryland and prior to that served as Vice Commander in Chief, Atlantic Command, Norfolk Virginia for two years. Mr. O'Mara holds a Master of Arts from State University of New York at Plattsburgh, New York and a BS in Electrical Engineering from the New Jersey Institute of Technology at Newark.

Gary S. Murray was appointed Chairman of the Board of Directors on July 6, 1999 and has served as a director of PGRA since June 26, 1998. Mr. Murray is the founder and managing member of HumanVision L.L.C., an advisory and investment firm located in Landover, Maryland. He was also co-founder and a principal of Timebridge Technologies (Lanham, Maryland), an e-commerce firm specializing in database and network services that was acquired by Dimension Data Holdings PLC in November 2000. Mr. Murray was founder, chairman and president of systems integrator Sylvest Management Systems (Lanham, Maryland) until its acquisition by Federal Data Corporation in June 1997. He holds a BBA from Howard University, Washington, D.C. and is a Certified Public Accountant.

J. Gary Reed is the Chief Operating Officer of PGI-MD. He was formerly a director of PGRA from November 2, 1997 until April 30, 2002. Mr. Reed has been employed by PlanGraphics in several capacities since 1995. Prior to joining PlanGraphics, he held several executive positions during a twenty-one year career with Geonex Corporation and was named President of that corporation in 1994. Mr. Reed holds an MBA from the Keller Graduate School of Management in Chicago and a BS in Biology from Virginia Polytechnic Institute and State University in Blacksburg, Virginia.

William S. Strang, was elected to the Board of Directors on April 30, 2002. He is President of and Chief Executive officer of NetStar1, a network integration company in Rockville, Maryland. Prior to that, he was President, North America, of Dimension Data plc, a leading global network services and e-Commerce solutions provider, from October 2000 until June 2001, and from June 1997 until October 2000 he was President & CEO of TimebridgeTechnologies, Inc. of Lanham, Maryland, a leading provider of network engineering, Oracle database consulting, and information technology integration services. Mr. Strang holds a Bachelor of Business Administration from Eastern Kentucky University.

Other Associations

During the past five years, one principal of PGRA has served as a principal of the following reporting issuer during the periods and in the capacities noted below:

Principal                Reporting Issuer           Capacity         Period
------------             ----------------------     ------------     ---------
Frederick G. Beisser     Environmental Energy       Director         March 1999
                         Services, Inc. (FKA:                        to present
                         Wastemasters, Inc.)

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 submitted to us during and with respect to our most recent fiscal year, we believe that all directors, officers and any beneficial owner of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act with the exception of one officer and director, John C. Antenucci, and one former director, Jeanne M. Anderson, each of whom did not timely file a Form 4 for one transaction.


Item 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid and accrued by PGRA for services rendered during the fiscal years ended September 30, 2002, September
30, 2001 and September 30, 2000 to certain of our executive officers.

                                                                             Long Term
                                     Annual Compensation                    Compensation
                                     -------------------                    ------------
                                                                        Awards         Payouts
                                                                        ------         -------
                                                       Other           Options/
   Name and                                            Annual            SARs           LTIP          All
   Principal                                Bonus      Compen-           ----          Payouts       Other
   Position          Year   Salary ($)       ($)      sation ($)      granted (#)        ($)          ($)
------------------   ----   ----------   ----------   ----------      ----------      ----------   ----------
John C               2002   $  175,181         --           --         1,941,258(2)         --           --
Antenucci, Vice
Chairman,            2001   $  157,499         --           --              --              --           --
President
and CEO              2000   $  138,219         --           --              --              --           --



Stephen              2002         --           --           --              --              --           --
Carreker, Former
Chairman and         2001         --           --           --              --              --           --
CEO                  2000   $   17,719         --     $  240,750(1)         --              --           --


J. Gary Reed,        2002   $  124,211         --      1,320,000(2)         --              --
Director and Chief
Operating Officer    2001   $  103,499   $    8,000         --              --              --           --
of PlanGraphics      2000   $   96,104   $    8,000         --              --              --           --


(1) The amount of "Other Compensation" for Mr. Carreker represents the total of our payments made to him and to his attorney on behalf of Mr. Carreker pursuant to the settlement agreement we entered into with Mr. Carreker upon his departure.
(2) The quantities of stock options granted during FY 2002 to Mr. Antenucci and to Mr. Reed, pursuant to their Employment Agreement s in exchange for relinquishing certain anti-dilution rights relative to stock option entitlements contained in their prior employment agreements which had been held in abeyance since June 30, 1998.

We do not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

Option/SAR Grants in Last Fiscal Year

                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                      [Individual Grants]

                       Number of       Percent of total
                       securities        options/SARs
                       underlying         granted to
                      options/SARs       employees in     Exercise or base
      Name             granted (#)        fiscal year      Price ($/Share)      Expiration Date
      ----             -----------        -----------      ---------------      ---------------
John C. Antenucci,
Vice Chairman,          1,941,258             37%               $0.07            April 30, 2007
President and
CEO

J. Gary Reed,
Director and Chief      1,320,000             25%               $0.03            December 31, 2006
Operating Officer
of PlanGraphics


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                             Number of
                                                             Securities         Value of
                                                             Underlying        Unexercised
                                                             Unexercised       In-the-Money
                                                           Options/SARs at    Options/SARs at
                                                              FY-End (#)         FY-End ($)
                      Shares Acquired    Value Realized      Exercisable/       Exercisable
      Name            on Exercise (#)         ($)           Unexercisable      Unexercisable
      ----            ---------------         ---           -------------      -------------

John C. Antenucci,
Vice Chairman,               -                 -            1,943,719/0(1)           -
President and
CEO

J. Gary Reed,
Director and Chief           -                 -            1,322,156/0(2)           -
Operating Officer
of PlanGraphics

(1)  In accordance with his employment agreement dated May 1, 2002, Mr.
     Antenucci received fully vested stock options to purchase 1,941,258 shares of our common stock at an exercise price of $0.07 on May 1, 2002. Mr.
     Antenucci also has another 2,461 options that were previously granted during his employment. As noted below under Employment Agreements, Mr.
     Antenucci is entitled to future grants of stock options annually and if certain performance goals are met.

(2) In accordance with his employment agreement dated January 1, 2002, Mr. Reed received fully vested options to purchase 1,320,000 shares of our common stock at an exercise price of $0.03 per share. Mr. Reed also has 2,156 options that were previously granted during his employment.







                                       27

Compensation of Directors

Our directors who are employees of our company or our subsidiaries do not receive any compensation for their services as directors. Through April 1, 2002, non-employee directors received cash compensation for board and committee meetings in addition to options to purchase common stock granted upon election to the board. Effective May 1, 2002, non-employee directors no longer receive cash payments for director or committee fees; rather, they are entitled to standardized stock option grants on the first day of a directorship year which begins on the date of election to the board. It is pro-rated for a new director appointed after a board year has begun. Directors receive a grant of 200,000 options to purchase common stock at an exercise price equal to the closing price on the date of appointment; if the director becomes a board committee chairman the option is increased by 50%, and if the director is elected as chairman of the board, the options are increased by 100%.

One former non-employee director, Ms. Jeanne M. Anderson, was compensated at a rate of $850 per month pursuant to a previous agreement. During fiscal year 2002, Ms. Anderson received $10,200 in fees and expenses for her services as a director during the fiscal year. Her board service ended on April 30, 2002.

Effective July 1, 2001, we entered into an Agreement for Services with Mr. Murray for his services as Chairman of the Board. The agreement expires June 30, 2003 and provided for annual base compensation of $50,000, payable monthly in shares of our common stock valued at the average price for the five business days preceding the date of the agreement ($0.11). The agreement also provides Mr. Murray with options to purchase 175,000 shares of our common stock per annum at an exercise price of $0.11 per share, vesting in quarterly installments and exercisable for three years from the date of the agreement. The agreement was modified effective May 1, 2002 to prospectively terminate the base compensation and harmonize the agreement with the standard fees for non-employee directors. During fiscal year 2002, Mr. Murray received $41,667 in fees for his services as chairman and director that were paid in the form of unregistered common stock.

Employment Contracts and Termination of Employment and Change-in-Control Agreements.

Mr. Antenucci.

We entered into a three-year employment agreement with John C. Antenucci, effective May 1, 2002 to continue his employment as President and CEO of PGRA. The agreement set Mr. Antenucci's base salary at $157,000 per year with provisions for certain incentive bonuses consisting of an amount equal to 1.5% of amount by which revenues exceed targeted revenues, an amount equal to 10% of the amount by which net income exceeds zero, an additional general performance bonus paid in either cash or stock options that may not exceed 15% of salary for the year for the former and may not exceed 0.5% of outstanding shares if paid in options and a stock appreciation award in stock options to acquire 0.5% of outstanding shares on the first occasion that the closing price of PGRA remains at or above 25 cents per share for 30 consecutive days, 1% of outstanding shares upon first occasion that the closing price remains at or above 50 cents for 30 days and 2% of outstanding shares on the first occasion that PGRA is listed on NASDAQ, AMEX or NYSE . Compensation may be increased or decreased from time to time by the board of directors but may not be reduced by more that 10%. In exchange for relinquishing his entitlement to anti-dilution stock options for the period subsequent to June 30, 1998 contained in his prior employment agreement that had not been granted and for which the issue of such options had been held in abeyance, Mr. Antenucci also received a one time grant of options equal to 2% of the outstanding shares on the date of his agreement to acquire shares of common stock at an exercise fee of seven cents, an entitlement to further grants of options on each anniversary of the agreement equal to 1% of the outstanding shares to be immediately fully vested and priced at the closing price on such anniversary date and the right upon termination of the agreement to two computers with related peripheral and communications devices not to exceed $10,000. The agreement provides for continuation of compensation upon termination for convenience of the company, for resignation upon change of control or non-renewal at an amount equal to one month of compensation for each year of service to the corporation; upon resignation of the executive or upon death or disability equal to three months compensation. Mr. Antenucci is also entitled to life insurance in the amount of $1,000,000 plus $250,000 AD&D paid by the company, automobile allowance of $450 per month and reimbursement of expenses and fees incidental to his position. In addition, as compensation for his guarantee of company debt, he is to receive at the end of each fiscal year compensation equal to 5% of the weighted average of the amount of debt that was personally guaranteed by him, paid in the form of cash or stock options and if paid in options they will be priced at the closing price of PGRA at the day prior to grant.

Mr. Beisser.

We entered into a new one-year employment agreement with Frederick G. Beisser, effective January 1, 2002 to continue his employment as Senior Vice President--Finance of PGRA. The agreement set Mr. Beisser's base salary at $66,000 per year with provisions for bonuses up to 20% of base salary if certain goals are achieved. Compensation may be increased or decreased from time to time by the board of directors but may not be reduced by more that 10%. In exchange for relinquishing his entitlement to anti-dilution stock options for the period subsequent to June 30, 1998 contained in his prior employment agreement that had not been granted and for which the issue of such options had been held in abeyance, Mr. Beisser received a one time grant of options to acquire 880,000 shares of common stock at an exercise fee equal to the closing price of three cents per share on January 1, 2002 or the most recent closing price preceding that date. The agreement provides for continuation of compensation upon termination for convenience of the company, for resignation upon change of control or non-renewal at an amount equal to one month of compensation for each year of service to the corporation; upon resignation of the executive or upon death or disability equal to three months compensation. Mr. Beisser is also entitled to life insurance in the amount of $150,000 plus $100,000 AD&D paid by the company, automobile allowance of $225 per month and reimbursement of expenses and fees incidental to his position. We recently notified Mr. Beisser of our intent to extend his employment agreement through December 31, 2003.

Mr. Reed.

We entered into a new one-year employment agreement with J. Gary Reed, effective January 1, 2002 to continue his employment as Senior Vice President--Chief Operating Officer of PGI-MD. The agreement set Mr. Reed's base salary at $125,000 per year with provisions for bonuses up to 40% of base salary if certain goals are achieved. Compensation may be increased or decreased from time to time by the board of directors but may not be reduced by more that 10%. In exchange for relinquishing his entitlement to anti-dilution stock options for the period subsequent to June 30, 1998 contained in his prior employment agreement that had not been granted and for which the issue of such options had been held in abeyance, Mr. Reed received a one time grant of options to acquire 1,220,000 shares of common stock at an exercise fee equal to the closing price of three cents per share on January 1, 2002 or the most recent closing price preceding that date. The agreement provides for continuation of compensation upon termination for convenience of the company for 12 months, upon resignation of the executive or absence of renewal or extension by the company for six months, and upon death or disability for three months. Mr. Reed is also entitled to life insurance in the amount of $250,000 plus $100,000 AD&D paid by the company, automobile allowance of $250 per month and reimbursement of expenses and fees incidental to his position. We recently notified Mr. Reed of our intent to extend his employment agreement through December 31, 2003.

Dispute with Former Executive

We were the respondent in an arbitration claim by our former chief financial officer who claimed that he was constructively discharged and sought severance compensation equal to three year's compensation. We asserted that he resigned and was not constructively discharged; therefore he should be not entitled to any severance compensation. The case was arbitrated in February 2000 and the arbitrator subsequently awarded him a total of $330,000 in separation payments, fees and expenses. Believing the arbitrator erred in arriving at an award, we filed an appeal of the award in State Circuit Court for Duval County, Florida. The appeal was not sustained and, accordingly, we were required to pay the award amount. We paid the award and all associated costs and expenses in December 2001.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following parties own more than five percent of our common stock as of December 20, 2001:

 Name and Address of              Amount & Nature of Beneficial
  Beneficial Owner                        Ownership                  Percentage
-------------------------------   -----------------------------      ----------

ICTS 1994 (USA) Inc.              17,142,8573
1 Rockefeller Plaza, Suite 2412   Sole dispositive and voting power     17.6%
New York, NY 10020

(1) According to information on Schedule 13G filed with the SEC on March 21, 2002, ICTS 1994 (USA) Inc., a corporation organized in the State of New York, holds 17,142,857 shares of our Common Stock. Based upon information in that filing, M. Albert Nissim, President, has sole voting control over the corporation.

Security ownership of management:

The directors and officers of PGRA own the following percentages of our common stock as of December 18, 2002:

         Name and Address of                    Amount & Nature of
          Beneficial Owner                     Beneficial Ownership   Percentage
------------------------------------------     --------------------   ----------

John C. Antenucci                              8,384,024(1)              7.9%
President, Acting CEO and Director             Sole dispositive and
c/o PlanGraphics, Inc.                         voting power
112 East Main Street
Frankfort, KY 40601

Frederick G. Beisser                           1,416,193(2)              1.4%
Vice President - Finance & Administration,     Sole dispositive and
Secretary, Treasurer and Director              voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Gary S. Murray                                 18,438,595(3)            15.9%
Chairman and Director                          Sole voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Raymund E. O'Mara                              448,576(4)                0.5%
Director                                       Sole dispositive and
c/o PlanGraphics, Inc.                         voting power
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

J. Gary Reed                                   1,370,871(5)              1.4%
Director                                       Sole dispositive and
c/o PlanGraphics, Inc.                         voting power
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

William S. Strang                              5,714,286                 5.6%
Director                                       Sole dispositive and
c/o PlanGraphics, Inc.                         voting power
19039 East Plaza Drive, Suite 245
Parker, CO 80134

All Directors and Officers                     35,772,545               26.9%
As a group (6 persons)

(1) Includes 2,039,719 shares of common stock issuable pursuant to the exercise of 1,943,719 options, 96,000 warrants and 13,000 shares of common stock owned by Mr. Antenucci's spouse, for which he is deemed to be a beneficial owner.

(2) Includes 936,293 shares of common stock issuable pursuant to the exercise of 920,293 options and 16,000 warrants.

(3) Includes 7,116,246 shares of common stock and 336,250 shares of common stock issuable pursuant to the exercise of options for Mr. Murray in direct ownership. Also includes 10,586,099 shares of common stock and warrants to purchase 405,000 shares of common stock owned by HumanVision L.L.C. Mr. Murray, as a member and managing director, is a control person of HumanVision L.L.C.

(4) Includes 140,000 shares of common stock issuable pursuant to the exercise of 40,000 options and 100,000 warrants.

(5) Includes 1,370,871 shares of common stock issuable pursuant to the exercise of 1,322,156 options and 4,000 warrants to acquire common stock.

Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John C. Antenucci, President and a director of PGRA, is a 10% partner in the organization that owns the facilities in Frankfort, Kentucky, leased by PGI-MD. The annual lease cost is approximately $327,000 per year for 20,500 square feet. PGI-MD entered into the lease in 1995, prior to the acquisition of PGRA. When entered into, the lease rate exceeded the fair market value for similar facilities in the area by approximately 20%. This transaction, however, was considered to be in the best interests of PGI-MD at that time by the disinterested members of its Board of Directors.

John C. Antenucci, President and a director of PGRA, personally guaranteed an obligation of PGRA on September 22, 1997. As consideration for such guaranty, PGRA agreed to pay Mr. Antenucci 5% of the outstanding loan balance on an annual basis. PGRA has not paid all monies owed to Mr. Antenucci pursuant to this agreement and to date, the outstanding balance of the debt owed Mr. Antenucci is $20,175. The agreement was considered to be in the best interests of PGRA at the time of the agreement by the disinterested members of its Board of Directors.

Gary S. Murray, Chairman and a director of PGRA, is the principal owner and executive officer of HumanVision L.L.C. On July 1, 2001, we entered into a consulting agreement with HumanVision L.L.C. Compensation for the consulting services of HumanVision L.L.C. consists of performance options to purchase 322,581 shares of common stock at an exercise price of $0.11 per share if our market capitalization exceeds $30,000,000 for twenty of thirty consecutive business days at any time prior to June 30, 2002, and an additional 322,581 shares of common stock at an exercise price of $0.11 per share if our market capitalization exceeds $60,000,000 for twenty of thirty consecutive business days at any time prior to June 30, 2002. The options will be exercisable for a period of three years from the date of issue. The agreement also provides for a success fee of 1.5% of the transaction value in the event of a successful merger or acquisition of stock or assets. Both parties subsequently executed a modification of the agreement effective May 1, 2002 that caused annual compensation paid in common stock to cease as of April 30, 2002 in order to align the agreement with the new standard compensation arrangements for our non-employee directors.

On February 2, 2001, we executed a promissory note in favor of HumanVision L.L.C. for the sum of $75,000. The note was due on October 21, 2001 and bore interest at prime plus six percent. . Subsequent to September 30, 2001, this note was paid in full with proceeds from the rights offering. On February 9, 2001, PlanGraphics entered into an agreement with HumanVision L.L.C. whereby HumanVision L.L.C. agreed to provide a $325,000 standby letter of credit to National City Bank of Kentucky as additional collateral for PlanGraphics' existing line of credit that has been replaced with the Branch Banking & Trust Company line of credit. As consideration, PlanGraphics was to make quarterly payments of an amount equal to two percent of the value of the standby letter of credit. In the event Branch Banking & Trust Company called the standby letter of credit, PlanGraphics would have executed a convertible debt instrument payable to HumanVision L.L.C. at an annual interest rate of prime plus six percent for a term not to exceed nine months. At any time prior to the instrument's maturation, HumanVision L.L.C. could have converted the debt and accrued interest into shares of our common stock valued at $.07 per share. The accounts receivable of PlanGraphics serve as collateral should the standby letter of credit be called. PGRA also provided a guarantee to HumanVision L.L.C. offering its stock in PlanGraphics as consideration.

On May 15, 2001, we executed another promissory note in favor of HumanVision L.L.C. for the sum of $40,000. The note was due on October 21, 2001 and bore interest at prime plus six percent. Subsequent to September 30, 2001, both notes were paid in full with proceeds from the rights offering.

On February 1, 2002, two officers of PGRA, Frederick G. Beisser and John C. Antenucci, borrowed $8,750 and $175,000, from PGRA and PGI-MD, respectively. Repayment of the notes is due by February 1, 2004. The borrowed sums were used to exercise subscription rights to purchase 250,000 and 5,000,000 shares of common stock, respectively, in the rights offering that expired on the same date. The notes receivable have been recorded as a reduction to common stock. Each company's Board of Directors approved the loan of funds to each of its officers as being in the company's best interest because it will provide greater incentives to continue employment and motivation to strive for the success of the company so that the value of our common stock will increase.

Mr. Beisser's note is collateralized by a lien in favor of the company on his residence. Mr. Antenucci's note is collateralized by his purchased shares and our right to offset any compensation, including severance, toward payment of the note if his employment ends. Both notes bear interest at a rate equal to one fourth of one percent over the interest rate PlanGraphics receives on its money market accounts. Both officers agreed not to sell the purchased shares of stock for six months after the date of purchase. At the time of approval by the Board of Directors, such loans were in full compliance with the rules and regulations of the Securities and Exchange Commission.

Mr. Antenucci is a minority partner in Capitol View Development LLC, the plaintiff with whom we settled a claim as described in Part II, Item I, Legal Proceedings, above.

On August 14, 2002 Human Vision, LLC, a related party in which one of our directors is a control person, agreed to provide a compensating balance deposit of $200,000 at BB&T to facilitate a temporary increase to our line of credit, pending our collection of certain receivables due to us from a major local government entity. Upon collection of the receivable, we will immediately cause the compensating balance to be released back to Human Vision LLC. The arrangement also entitles Human Vision LLC to interest at the rate published in the Wall Street Journal during the period in which the compensating balance in on deposit and is secured by a lien on our accounts receivable.

                                     PART IV

Item 13- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as a part of this report:

1. Financial Statements

2. Exhibit Index

The following exhibits are filed as part of this Report:

Exhibit
Number              Description of Exhibit
------              ----------------------

2.1 Acquisition Agreement between DCX, Inc. and PlanGraphics, Inc. (filed with Current Report, Form 8-K, on September 24, 1997 and incorporated herein by reference)

3.1 Amended and Restated Articles of Incorporation of PGRA (filed with our Definitive Proxy Statement dated May 3, 1991 and incorporated herein by reference).

Exhibit
Number              Description of Exhibit
------              ----------------------

3.2 Articles of Amendment to the Articles of Incorporation dated November 6, 1996 (filed with Current Report, Form 8-K, on November 27, 1996 and incorporated herein by reference).

3.2 Articles of Amendment to the Articles of Incorporation dated July 30, 1997 (filed with Current Report, Form 8-K, on August 15, 1997 and incorporated herein by reference).

3.3 Articles of Amendment to the Articles of Incorporation dated May 02, 2002 changing the name of the Company to PlanGraphics, Inc. *

3.4 Amended and Restated Bylaws of PlanGraphics, Inc. adopted by the Board of Directors on October 7, 2002. *

4.1                 Specimen Stock Certificate of PlanGraphics, Inc. *

4.2 1995 Stock Incentive Plan (filed with Registration Statement on Form S-8 on September 30, 1996 and incorporated herein by reference).

4.3 1997 Equity Incentive Plan (filed with Annual Report on Form 10-KSB on January 13, 1998 and incorporated herein by reference).

4.4 Equity Compensation Plan (filed with Registration Statement on Form S-8 on September 8, 1999 and incorporated herein by reference).

4.5                 Form of Warrant issued to Crossways Consulting Group, Inc.
                    and to Brean Murray & Co., Inc. (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

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

10.4 Executive Employment Agreement dated March 28, 1997 between PGRA and Frederick G. Beisser (filed with Quarterly Report on Form 10-QSB on May 14, 1997 and incorporated herein by reference).

10.5 Executive Employment Agreement dated September 22, 1997 between PGRA and John C. Antenucci (filed with Annual Report on Form 10-KSB on January 13, 1998 and incorporated herein by reference).

10.6 Executive Employment Agreement dated September 22, 1997 between PGRA and J. Gary Reed (filed with Annual Report on Form 10-KSB on January 13, 1998 and incorporated herein by reference).

10.7 Agreement for Services dated July 1, 2001 between PGRA and Gary S. Murray (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.8 Consulting Services Agreement dated July 1, 2001 between PGRA and HumanVision L.L.C. (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.9 Convertible Promissory Note by and between PGRA and HumanVision L.L.C. (filed with Annual Report on Form 10-KSB on February 20, 2001 and incorporated herein by reference).

Exhibit
Number              Description of Exhibit
------              ----------------------

10.10 Stock Pledge Agreement by and between PGRA and HumanVision L.L.C. (filed with Annual Report on Form 10-KSB on February 20, 2001 and incorporated herein by reference).

10.11 Guaranty by ISIS in favor of HumanVision L.L.C. (filed with Annual Report on Form 10-KSB on February 20, 2001 and incorporated herein by reference).

10.12 Promissory Note issued to Evans, Mechwart, Hambleton & Tilton, Inc. dated November 7, 2000 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.13 Convertible Promissory Note by and between PGRA and HumanVision, L.L.C. dated May 15, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.14 First Amendment to Promissory Notes by PGRA for the benefit of HumanVision LLC dated May 21, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

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

10.20 Employment Agreement between PGRA and J. Gary Reed, dated January 1, 2002, and executed on April 22, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.21 Employment Agreement between PGRA and Frederick G. Beisser, dated January 1, 2002 and executed on May 2, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.22 Employment Agreement between PGRA and John C. Antenucci, dated and executed on May 1, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.23 First Amendment to Agreement for Services dated May 1, 2002 between PGRA and Gary S. Murray. *

21                  List of Subsidiaries. *

99.1 Sarbanes-Oxley Certification for the principal executive officer, dated December 19, 2002. *

99.2 Sarbanes-Oxley Certification for the principal financial officer, dated December 19, 2002 *

99.3 Code of Ethics for Senior Financial Officers implemented by Board Decision on October 7, 2002 *

-------------------

*    Filed herewith.

(b) Reports on Form 8-K.

No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2002.

Item 14 - CONTROLS AND PROCEDURES

Inherent limitations of Control Systems

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Senior Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). We also maintain internal controls related to our financial management and reporting that are designed to ensure that all transactions are properly authorized, captured and reported in our periodic financial statements. In designing and evaluating these controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, and subject to the limitations above, the company's Chief Executive Officer and Senior Financial Officer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting management to material information required to be included in this Form 10-K and other Exchange Act filings.

Changes in Internal Controls

Based upon their most recent evaluation which was completed within 90 days of the filing of this Form 10-KSB and subject to the limitations above, our Chief Executive Officer and Senior Financial Officer believe that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PLANGRAPHICS, INC.


Date: 12/30/2002                            By:  /s/  John C. Antenucci
      ----------                               ------------------------------
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

Signature                     Title                                     Date
-------------                 -------------                          ----------


/s/  Fred Beisser             Senior Vice President--Finance         12/30/2002
--------------------------    and, Secretary, Treasurer,             ----------
     Frederick G. Beisser     Principal Financial &
                              Accounting Officer and Director


/s/  John C. Antenucci        Acting CEO, President                  12/30/2002
--------------------------    and Director                           ----------
     John C. Antenucci


/s/  Ray O'Mara               Director                               12/24/2002
--------------------------                                           ----------
     Raymund E. O'Mara


/s/  Gary S. Murray           Chairman of the Board                  12/30/2002
--------------------------    and Director                           ----------
     Gary S. Murray


/s/  William Strang            Director                              12/30/2002
--------------------------                                           ----------
     William Strang

                                  CERTIFICATION

I, John C. Antenucci, certify that:

     1. I have reviewed this annual report on Form 10-KSB of PlanGraphics, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 30, 2002

                                            /s/  John C. Antenucci
                                            -----------------------------------
                                                 John C. Antenucci
                                                 President and
                                                 Chief Executive Officer

                                  CERTIFICATION

I, Frederick G. Beisser, certify that:

     1. I have reviewed this annual report on Form 10-KSB of PlanGraphics, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 30, 2002

                                            /s/  Fred Beisser
                                            -----------------------------------
                                                 Frederick G. Beisser
                                                 Senior Vice President - Finance

                               PLANGRAPHICS, INC.
                              Financial Statements
                                  2002 and 2001




                                TABLE OF CONTENTS




                                                                            Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   CURRENT YEAR OPINION                                                      F-2

   PRIOR YEAR OPINION                                                        F-3



FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                               F-4

   CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-5

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                           F-6

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-7

   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS                                F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Board of Directors and Shareholders
Plan Graphics, Inc.

We have audited the accompanying consolidated balance sheet of PlanGraphics, Inc. (formerly Integrated Spatial Information Solutions, Inc., and a Colorado corporation) as of September 30, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plan Graphics, Inc. as of September 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/S/ Grant Thornton LLP


Cincinnati, Ohio
November 19, 2002

               Report of Independent Certified Public Accountants






The Board of Directors and Stockholders
PlanGraphics, Inc. (formerly Integrated Spatial Information Solutions, Inc.) Frankfort, Kentucky

We have audited the accompanying consolidated balance sheet of PlanGraphics, Inc. (formerly Integrated Spatial Information Solutions, Inc). and subsidiary as of September 30, 2001 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlanGraphics, Inc. and subsidiary as of September 30, 2001 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                            /S/ BDO Seidman, LLP

Los Angeles, California
December 21, 2001


                                       PLANGRAPHICS, INC.

                                   CONSOLIDATED BALANCE SHEETS

                                   September 30, 2002 and 2001

         ASSETS                                                         2002            2001
                                                                    ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                         $     60,806    $     18,799
  Accounts receivable, less allowance for doubtful accounts of
    $13,609 and $12,754                                                3,205,060       2,134,739
  Prepaid expenses and other                                             115,236         123,144
                                                                    ------------    ------------
         Total current assets                                          3,381,102       2,276,682

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                1,866,667       1,866,667
  Equipment and furniture                                                849,159         710,054
  Other leased assets                                                    255,602         255,600
                                                                    ------------    ------------
                                                                       2,971,428       2,832,321
    Less accumulated depreciation and amortization                     1,599,673       1,372,613
                                                                    ------------    ------------
                                                                       1,371,755       1,459,708

OTHER ASSETS
  Goodwill, net of accumulated amortization of
    $1,510,446 for 2002 and 2001                                       3,948,343       3,948,343
  Other                                                                  115,181         101,959
                                                                    ------------    ------------
                                                                       4,063,524       4,050,302
                                                                    ------------    ------------

                                                                    $  8,816,381    $  7,786,692
                                                                    ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                $    880,082    $    788,780
  Obligations under capital lease - related party, current               117,103         102,263
  Checks written against future deposits                                    --            24,100
  Accounts payable                                                       920,886       1,406,455
  Accrued payroll costs and vacations                                    472,162         428,438
  Accrued expenses                                                       112,305         387,265
  Accrued litigation costs                                                  --           358,344
  Deferred revenue and prebillings                                       450,829         181,575
                                                                    ------------    ------------
         Total current liabilities                                     2,953,367       3,677,220

LONG-TERM OBLIGATIONS under capital leases - related
  party, less current maturities                                       1,356,030       1,609,955

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 20,000,000 shares           --              --
   authorized, no shares issued or outstanding
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 and 19,649,539 shares issued and outstanding           20,688,118      18,103,781
  Notes receivable for equity transactions                              (183,750)           --
  Accumulated deficit                                                (15,997,384)    (15,604,264)
                                                                    ------------    ------------
                                                                       4,506,984       2,499,517
                                                                    ------------    ------------

                                                                    $  8,816,381    $  7,786,692
                                                                    ============    ============

The accompanying notes are an integral part of these statements.


                                     PLANGRAPHICS, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                           Years ended September 30, 2002 and 2001

                                                                    2002            2001
                                                                ------------    ------------

Revenues                                                        $  8,159,275    $  7,639,735

Cost of sales:
  Direct contract costs                                            5,006,056       4,475,201
  Salaries and employee benefits                                   1,667,197       1,668,081
  General and administrative expenses                              1,058,556       1,348,046
  Marketing expenses                                                 272,933         222,550
  Other operating expenses                                           257,536         666,756
                                                                ------------    ------------
         Total costs and expenses                                  8,262,278       8,380,634
                                                                ------------    ------------

         Operating loss                                             (103,003)       (740,899)
                                                                ------------    ------------

Other income (expense):
  Other income                                                        25,141          71,698
  Gain on sale of assets                                                --                43
  Loss on litigation settlements                                        --           (76,344)
  Interest expense                                                  (315,258)       (378,100)
                                                                ------------    ------------
                                                                    (290,117)       (382,703)
                                                                ------------    ------------

         NET LOSS                                               $   (393,120)   $ (1,123,602)
                                                                ============    ============

Basic and diluted loss per common share                         $      (0.01)   $      (0.06)
                                                                ------------    ------------

Weighted average number of shares of common stock outstanding     64,228,797      19,435,246
                                                                ============    ============


The accompanying notes are an integral part of these statements.


                                                      PLANGRAPHICS, INC.

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Year ended September 30, 2002 and 2001


                                                Common Stock
                                        ---------------------------      Notes        Common Stock     Accumulated
                                           Shares         Amount       Receivable     to be Issued       Deficit         Total
                                        ------------   ------------   ------------    ------------    ------------    ------------

Balance, October 1, 2000                  18,674,382   $ 17,655,369   $       --      $     25,000    $(14,480,662)   $  3,199,707

Issuance of common stock for cash
     and options exercised                    82,448         20,612           --              --              --            20,612

Issuance of common stock to related
     parties for cash                        400,000        100,000           --              --              --           100,000

Issuance of common stock to unrelated
     parties for cash                        180,000         45,000           --           (25,000)           --            20,000

Issuance of common stock for services        312,709         64,400           --              --              --            64,400

Stock options and warrants issued for
     consulting services                        --          109,400           --              --              --           109,400

Beneficial conversion feature on
     convertible debt to be charged
     to interest expense (Note 3)               --          109,000           --              --              --           109,000

Net loss                                        --             --             --              --        (1,123,602)     (1,123,602)
                                        ------------   ------------   ------------    ------------    ------------    ------------

Balance at September 30, 2001             19,649,539     18,103,781           --              --       (15,604,264)      2,499,517

Issuance of common stock under rights
      offering                            76,757,134      2,538,810           --              --              --         2,538,810

Issuance of common stock for services        807,745         45,527           --              --              --            45,527

Notes receivable from officers for
     purchase of common stock                   --             --         (183,750)           --              --          (183,750)

Net loss                                        --             --             --              --          (393,120)       (393,120)
                                        ------------   ------------   ------------    ------------    ------------    ------------

Balance at September 30, 2002             97,214,418   $ 20,688,118   $   (183,750)   $       --      $(15,997,384)   $  4,506,984
                                        ============   ============   ============    ============    ============    ============


The accompanying notes are an integral part of these statements.


                                         PLANGRAPHICS, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended September 30, 2002 and 2001

                                                                                2002           2001
                                                                            -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                                  $  (393,120)   $(1,123,602)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                               227,060        652,552
    Provision for losses on accounts receivable                                     855         11,748
    Stock options and warrants for services                                      45,527        173,800
    Gain on sale of assets                                                         --              (43)
    Amortization of debt discount                                                  --           62,750
    Changes in operating assets and liabilities
      Accounts receivable                                                    (1,071,176)      (759,713)
      Prepaid expenses and other                                                  7,908         49,010
      Other assets                                                              (13,222)         1,016
      Accounts payable                                                         (403,751)       732,844
      Accrued expenses                                                         (589,580)       268,917
      Deferred revenue and prebillings                                          269,254        (20,003)
                                                                            -----------    -----------
         Net cash provided by (used in) operating activities                 (1,920,245)        49,276
                                                                            -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                                       (139,106)       (10,890)
                                                                            -----------    -----------
         Net cash used in investing activities                                 (139,106)       (10,890)
                                                                            -----------    -----------

Cash flows provided by (used in) financing activities:
  Checks written against future deposits                                        (24,100)       (37,512)
  Proceeds from debt                                                          2,510,362      4,947,301
  Payments on debt                                                           (2,419,061)    (4,986,917)
  Payments on obligations under capital lease                                  (239,085)      (103,377)
  Proceeds from exercise of stock options                                          --           20,612
  Proceeds from the issuance of common stock, net of stock issuance costs     2,273,242        120,000
                                                                            -----------    -----------
         Net cash provided by (used in) financing activities                  2,101,358        (39,893)
                                                                            -----------    -----------

Net increase (decrease) in cash                                                  42,007         (1,507)
Cash and cash equivalents at beginning of year                                   18,799         20,306
                                                                            -----------    -----------

Cash and cash equivalents at end of year                                    $    60,806    $    18,799
                                                                            ===========    ===========


The accompanying notes are an integral part of these statements.

                                                 F-7

                               PLANGRAPHICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements include the accounts of PlanGraphics, Inc. (a Colorado Corporation and formerly Integrated Spatial Information Solutions, Inc.) and those of its wholly owned subsidiary PlanGraphics, Inc. ( a Maryland Corporation) (collectively the "Company"). The Company, an independent consulting and advisory firm in information services and technology, provides business and web-enabled solutions exploiting the advanced technologies of geographic information systems, data warehousing, electronic document management systems and internal and external networks. Its customers are primarily federal, state and local governments, utilities, and commercial enterprises in United States and foreign markets requiring locational or "spatial" information. All significant inter-company accounts and transactions have been eliminated in consolidation.

     1.   Cash and Cash Equivalents
          -------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     2.   Goodwill
          --------

     Goodwill represents the excess of the cost over the fair value of its net assets acquired at the date of acquisition and was being amortized on the straight-line method over fifteen years through September 30, 2001. Amortization expense on goodwill was $363,924 for the fiscal year ended September 30, 2001.

     Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the Company no longer amortizes goodwill. The Company must test goodwill for impairment at least annually. No impairment loss was recognized for fiscal year ended September 30, 2002.

     3.   Property, Equipment and Depreciation and Amortization
          -----------------------------------------------------

     Property and equipment are recorded at cost.. Depreciation is provided primarily using accelerated methods over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $227,060 and $288,628 for the years ended September 30, 2002 and 2001, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged as an expense to operations.

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     4.   Revenue and Cost Recognition
          ----------------------------

     Revenues from fixed fee projects are recognized on the percentage completion method using total costs incurred to date to determine the percent complete. Revenues for projects are recognized as services are provided for time and material projects. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which they become known.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as subcontracted labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Deferred revenue represents retainage and prepayments in connection with these contracts, as well as amounts billed in excess of amounts earned under percentage of completions accounting.

     5.   Income Taxes
          ------------

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

     6.   Net Loss Per Share
          ------------------

     The Company provides for the calculation of "Basic" and "Diluted" earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income
     (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of additional securities that could share in the earnings of an entity from the conversion of outstanding options and warrants, when appropriate.

     For the years ended September 30, 2002 and 2001, total stock options and stock warrants convertible into 11,859,251 and 5,206,955 shares, respectively, of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     7.   Concentrations of Credit Risk
          -----------------------------

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts. The Company had balances of $5,504 in excess of FDIC insured limits as of September 30, 2002.

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

     8.   Fair Value of Financial Instruments
          -----------------------------------

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

     9.   Segment Information
          -------------------

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

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     10.  Use of Estimates
          ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting periods. The Company's operations require it to make significant assumptions concerning cost estimates for labor and expenses on contracts in process. Due to the uncertainties inherent in the estimation process of costs to complete for contracts in process, it is possible that completion costs for some contracts may have to be revised in future periods.

     11.  Stock Option Plans
          ------------------

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

     12.  Comprehensive Income (Loss)
          ---------------------------

     Effective October 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the fiscal years ended September 30, 2002 and 2001, the Company had no items of comprehensive income (loss) other than net losses; therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     13.  Recent Accounting Pronouncements
          --------------------------------

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

     The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2002, the net carrying amount of goodwill is $3,948,343, which has been subject to impairment testing under SFAS 142. The Company has determined that it has one reportable unit and based on the results of this test, no recognition of impairment is deemed necessary.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective October 1, 2002, for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

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

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 15, 2002. As the Company has not identified any activities for disposal, there is no anticipated effect on its financial statements.

     14.  Deferred Offering Costs
          -----------------------

     Deferred offering costs of $0 and $76,257 at September 30, 2002 and 2001, respectively, included in the accompanying consolidated balance sheets represent direct third party costs and expenses incurred on pending financing efforts. See Note G for discussion of the offering that occurred during fiscal year 2002.

     15.  Reclassifications
          -----------------

     Certain reclassifications have been made to the fiscal 2001 financial statements to conform to the fiscal 2002 financial statements' presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE B - ACCOUNTS RECEIVABLE

     At September 30, the components of contract receivables were as follows:

                                                      2002          2001
                                                   ----------    ----------

     Billed                                        $1,954,417    $1,609,294
     Unbilled                                       1,264,252       538,199
                                                   ----------    ----------
                                                    3,218,669     2,147,493
     Less allowance for doubtful accounts              13,609        12,754
                                                   ----------    ----------

     Accounts receivable, net                      $3,205,060    $2,134,739
                                                   ==========    ==========


     Deferred revenue amounts of $450,829 and $181,575 at September 30, 2002 and 2001, respectively, represent amounts billed in excess of amounts earned. Included in the deferred revenue balance at September 30, 2002 and 2001 respectively, was $25,554 and $80,162, related to retainers received for future services and over- payments by customers on specific invoices.

     The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Information Technology and Telecommunications (NYDOITT) and the Rhode Island Department of Transportation represented 24% and 10%, respectively, of revenues for the year ended September 30, 2002. NYDOITT accounted for 36% of revenues for the year ended September 30, 2001. NYDOITT accounted for 37% and 46% of accounts receivable at September 30, 2002 and 2001, respectively and a separate customer, the Kentucky Department of Transportation, accounted for 17% of the accounts receivable balance at Septemer 30, 2002. Of the billed accounts receivable balance at September 30, 2002, $570,900 from NYDOITT is in excess of 120 days old. In addition, approximately $605,400 due from NYDOITT is included in unbilled work in progress. On December 13, 2002, the Company received $626,760 from NYDOITT in payment of 52% of their outstanding balance. Further, management believes all amounts due to the Company by NYDOITT will be paid in full.

NOTE C - NOTES PAYABLE

     Notes payable at September 30 are as follows:

                                                               2002       2001
                                                             --------   --------

     Equipment line of credit, fully drawn under a
      promissory note, in the amount of $100,000, interest
      at prime plus 1.5% (6.25% at September 30, 2002),
      collateralized by business assets. subsequent to
      September 30, 2002 the note was modified to mature
      on September 12, 2004.                                 $100,000   $   --

     Temporary advance from bank in the amount of $200,000,
      interest at prime plus 2.5% (7.25% at September 30,
      2002), for which a related party has provided a
      compensating balance account deposit and will
      continue the deposit through October 1, 2003. The
      note matured on November 15, 2002 and has been
      subsequently extended through December 31, 2002.        200,000       --

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001

NOTE C - NOTES PAYABLE (continued)

                                                               2002       2001
                                                             --------   --------

     Borrowing under a line of credit evidenced by a
      promissory note in the amount of $750,000, interest
      at prime plus 2% (6.75% at September 30, 2002),
      collateralized by business assets. The note matures
      on February 15, 2003. Available borrowings, which
      are based upon a percentage of eligible accounts
      receivable balances, at September 30, 2002 were
      $193,583. The note is guaranteed by the Company's
      President & CEO who will continue the guarantee
      through October 1, 2003.                                556,417       --

     A line of credit agreement with a bank for $500,000,
      interest at prime plus 2% collateralized by accounts
      receivable, a standby letter of credit provided by a
      related party and guaranteed by a director. The line
      of credit matured on February 2, 2002.                     --      500,000

     A short-term bank note in the amount of $50,000,
      interest at prime plus 2.0%, collateralized by
      accounts receivable and maturing October 14, 2001.
      The note was subsequently paid in full.                    --       45,000

     A promissory note with a vendor in the original amount
      of $185,000, interest rate of 9.5%. The note matured
      June 21, 2001 and is currently in default. As a
      result the interest rate increases to 13.5%.             23,665    116,530

     A promissory note with a vendor dated February 15,
      2001, in the original amount of $130,000, interest
      rate of 9%, maturing December 21, 2001. Note was
      subsequently paid in full.                                 --       58,500

     A convertible debt instrument with a related party,
      original amount of $75,000, interest at prime plus
      2.0%, matured in February 2002, net of unamortized
      discount of $25,000 at September 30, 2001.                 --       50,000

    A convertible debt instrument with a related party,
      face amount of $40,000, interest at prime plus 2.0%,
      matured in May 2002, net of unamortized discount of
      $21,250 at September 30, 2001.                             --       18,750
                                                             --------   --------

    Notes payable - current                                  $880,082   $788,780
                                                             ========   ========

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE D - ACCRUED LITIGATION COSTS

     The Company was the respondent in an arbitration claim by its former Chief Financial Officer, which was filed in August 1999 with the American Arbitration Association. The former CFO claimed that he was constructively discharged and sought severance compensation equal to three year's compensation as allegedly provided for in his employment agreement. The Company asserted that the CFO resigned and was not constructively discharged; therefore he was entitled to no severance compensation. The case was arbitrated in February 2000. In a final decision on April 20, 2000 the arbitrator awarded the CFO $330,000 in separation payments, fees and expenses in the dispute stemming from his employment agreement with the Company. All costs associated with the arbitration award were expensed as of June 30, 2000. On July 18, 2000 the Company filed an appeal of that award. The appeal was not sustained. As of September 30, 2001, the Company had accrued approximately $358,000 for the settlement and related costs, which were paid in full in December 2001.


NOTE E - TAXES ON INCOME

     The provision for income taxes consisted of the following:

                                                           2002         2001
                                                        ---------     ---------
     Deferred benefit:
      Federal                                           $ 103,000     $  98,000
      State                                                10,000        10,000
                                                        ---------     ---------
                                                          113,000       108,000
     Increase in valuation allowance                     (113,000)     (108,000)
                                                        ---------     ---------

                                                        $    --       $    --
                                                        =========     =========

     A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                           2002          2001
                                                        ---------     ---------

     U.S. federal statutory rates                          (34.0)%       (34.0)%
     State income tax benefit, net of federal tax amount    (3.3)         (3.3)
     Increase in deferred tax asset valuation allowance     37.3          37.3
                                                        ---------     ---------

         Effective tax rate                                   -- %          -- %
                                                        =========     =========

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE E - TAXES ON INCOME (continued)

     Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                       2002           2001
                                                   -----------    -----------

     Net operating loss carryforwards              $ 4,012,000    $ 3,895,000
     Capital loss carryover                               --           57,000
     Expense for stock options and warrants            247,000        247,000
     Provision for losses on accounts receivable          --            5,000
     Accrued payroll costs and vacation                115,000         57,000
                                                   -----------    -----------
          Total gross deferred tax asset             4,374,000      4,261,000
     Valuation allowance                            (4,374,000)    (4,261,000)
                                                   -----------    -----------

          Net deferred tax asset                   $      --      $      --
                                                   ===========    ===========


     A valuation allowance equal to the gross deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     At September 30, 2002, the Company had net operating loss carryforwards of approximately $10,755,000 with expirations through 2022. At September 30, 2001, the Company had a $305,000 capital loss carryforward, which expired in 2002. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.


NOTE F - COMMITMENTS AND CONTINGENCIES

     1.   Obligations Under Capital Leases - Related Party
          ------------------------------------------------

     The Company leases an office facility from Capitol View Development, LLC, a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development. The lease includes an annual base rent increasing over the term of the lease plus an adjustment based on Capitol View Development's rate of interest on its related loan for fit-up costs. In 2002, Capitol View Development paid off the balance on this related loan, thereby reducing the monthly payments made by the Company. The initial lease term is for a period of fifteen years ending 2010 with five renewal options for a term of one year each. Annual payments approximate $320,000 per year. The Company has the option to purchase the facility subsequent to the tenth year of the term of the lease. During the years ended September 31, 2002 and 2001, the Company paid $431,475 and $320,380, respectively, in lease payments. Payments in 2002 included an advance payment of $145,630 resulting from the settlement of a lawsuit (see Note J).

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE F - COMMITMENTS AND CONTINGENCIES (continued)

     The Company previously leased certain equipment, under capital leases from a bank, with lease terms of three to five years. All equipment leases have been paid in full as of September 30, 2002.

     The following is a schedule, by years, of future noncancellable minimum payments required by the Company under its capital lease, together with its present value as of September 30, 2002:

     Year ending September 30,
         2003                                                        $  299,645
         2004                                                           299,645
         2005                                                           293,345
         2006                                                           281,465
         2007                                                           277,775
         Thereafter                                                     925,917
                                                                     ----------
                                                                      2,377,792
     Less: amounts representing interest                                904,659
                                                                     ----------
     Present value of minimum lease payments                          1,473,133
     Less: current maturities                                           117,103
                                                                     ----------

     Obligations under capital leases, long-term                     $1,356,030
                                                                     ==========

     As of September 30, 2002 and 2001, accumulated amortization for the building and equipment under capital lease obligations was $1,489,521 and $1,349,521, respectively. Depreciation expense was $140,000 and $151,722 on the building and equipment for the years ended September 30, 2002 and 2001, respectively. All equipment leases were fully depreciated in the year ended September 30, 2002.

     2.   Operating Lease Commitments
          ---------------------------

     The Company leases certain office facilities and certain furniture and equipment under various operating leases. The remaining lease terms range from one to five years.

     Minimum annual operating lease commitments at September 30, 2002 are as follows:

     Year ending September 30,
         2003                                                        $190,557
         2004                                                         159,528
         2005                                                         149,463
         2006                                                         116,247
         2007                                                          11,233
                                                                     --------

                                                                     $627,028
                                                                     ========

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE F - COMMITMENTS AND CONTINGENCIES (continued)

     Rental expense for the years ended September 30, 2002 and 2001 totaled $170,494 and $227,270, respectively.

     3.   Sales Marketing Agreement
          -------------------------

     The Company has engaged an outside firm to represent it in the promotion, marketing and selling of the Company's services for a fee equal to 4% of such sales (as defined in the agreement). Fixed monthly retainer payments are required throughout the contract term which ends December 31, 2003.

     4.   Licensing Agreement.
          --------------------

     The Company entered into a licensing agreement under which it obtained exclusive North American rights to Xmarc, Ltd., intellectual property and spatial integration software owned by a Swiss based investment company, HPI, LLC. , for use in the public sector and utility markets. Under the agreement the Company will support former Xmarc clients, work in progress and outstanding proposals and pay HPI, LLC., a royalty stream for a period of 21 months ending September 30, 2003 as it receives revenue for the product licensing and maintenance. The Company also has the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. As of September 30, 2002, the Company had recorded approximately $468,542 in revenues under the agreement and owed $40,399 in royalty payments to HPI, LLC.

     5.   Employment Agreements
          ---------------------

     On April 30, 2002, the Company entered into new employment agreements with three officers. Two of them were effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,500 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. The Chief Executive Officer will receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock annually. Recently the Company notified two of the officers that it wishes to retain their services for another year; the third agreement is not yet mature for renewal. Currently, new employment agreements are being negotiated. Pursuant to certain employmnet agreements 4,041,258 stock options were granted in exchange for relinquishing certain antidilution rights relative to stock option entitlements contained in prior employment agreements.

     6.   Self Insurance
          --------------

     The Company was partially self-insured for employee medical liabilities, which covers risk up to $20,000 per individual covered under the plan during 2001. The Company purchased excess medical liability coverage (from a national medical insurance carrier) for individual claims in excess of $20,000 and approximately $250,000 in the aggregate. Premiums and claim expenses associated with the medical self-insurance program are included in the accompanying statement of operations. During 2002, the Company changed to a fully insured plan whereby premiums are paid monthly.

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE G - EQUITY TRANSACTIONS

     1.   Preferred Stock
          ---------------

     In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% Cumulative Convertible Preferred Stock, $.001 par value (Series A). The Company designated 1,000,000 shares of Series A as part of the authorized class of preferred shares. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder at the lesser of 105% of the average of the closing bid price per share of the Company's common stock for the five trading days prior to issuance or 80% of the average of the closing bid price per share of the Company's common stock for three of the ten trading days preceding the date of conversion. The Series A Preferred is subject to mandatory conversions two years after issuance. No Series A Preferred Stock was issued and outstanding as of September 30, 2002 and 2001.

     2.   Common Stock
          ------------

     The Company occasionally issues common stock for the payment of services and settlement of debt. The number of shares of common stock issued in each instance is representative of the trading price of the Company's common stock at the date of issue.

     Effective July 1999, the Company entered into an Agreement for Services with a director of the Company. On July 1, 2001, The Company renewed an Agreement for Services with a director, extending the service term to June 30, 2003. As part of the agreement, the director's annual base compensation consists of $50,000, payable in equal monthly installments in the Company's common stock, and a onetime grant of options to purchase 175,000 shares per annum of the Company's common stock at an exercise price of $0.11 per share. The options are valid for three years. Effective May 1, 2002, the agreement was amended to harmonize the director's compenation with the Company's new standard director fee policy by removing the base compensation of $50,000 per annum prospectively.

     During fiscal 2002 and 2001, the Company issued 421,801 and 172,016 shares, respectively, of common stock to the director as payment for the $50,000 compensation in accordance with the agreement. In addition, 410,000 stock options were issued to the director in fiscal year 2002 in accordance with the standard director fee policy. Of the shares issued in 2001, 43,014 shares related to the fourth quarter of fiscal 2000 for which $12,500 was accrued at September 30, 2000. The Company accrued $12,500 at September 30, 2001 to account for the director's fiscal 2001 fourth quarter compensation. Of the shares issued during fiscal 2002, 156,650 shares related to fiscal 2001 compensation.

     During the fiscal year ended September 30, 2001, the Company exchanged $64,400 in services for the equivalent value of 312,709 shares of common stock, which included the 172,016 shares of stock issued to the director.

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE G - EQUITY TRANSACTIONS (continued)

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

     During the fiscal year ended September 30, 2001, the Company issued warrants to purchase 166,668 shares of the Company's common stock in connection with a consulting services agreement for a total value of $50,000 and options to purchase 40,000 shares of common stock in connection with a separate consulting services agreement with a value of $6,400. Also in fiscal 2001, the Company recorded $53,000 as consulting expense and additional paid-in capital for the issuance of 400,000 stock options granted in September 2000, which became exercisable in fiscal 2002. The options were valued and recorded in fiscal 2001 due to the entire consulting service period falling within fiscal 2001. The options were valued using the Black-Scholes model in accordance with SFAS No. 123.

     In connection with two separate convertible debt instruments payable to a related party totaling $115,000 at September 30, 2001 (see Note C), the Company recorded $109,000 as the beneficial conversion feature calculated in accordance with the Emerging Issues Task Force ("EITF") Issue 98-5 and 00-27. The debt instruments were paid in full during fiscal year 2002.

     During the fiscal year ended September 30, 2002, the company issued 76,757,134 shares of common stock for $2,686,500 in gross proceeds in connection with a private placement with accredited investors and certain affiliates of the Company. This dollar amount has been reduced for related capital raising costs.

     In connection with a shareholder rights offering the Company issued warrants on February 1, 2002 to acquire 1,928,606 shares of its common stock to each of two entities for a total of 3,857,212 shares. The exercise fee of the warrants was priced at 110% of the shareholder rights offering price, or $0.0385. The warrants were issued in exchange for consulting work related to capital raising and, accordingly, the value was reduced from the gross proceeds of the rights offering.

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE G - EQUITY TRANSACTIONS (continued)

     3.   Stock Options
          -------------

     The Company's Board of Directors has reserved 300,000, 1,150,000 and 4,000,000 shares under three stock option plans (1991, 1995, and 1997, respectively). All options issued under the 1991 and 1995 plans have expired as of September 30, 2002. Effective April 30, 2002 the number of shares authorized under the 1997 plan was increased to 11,358,104. The Company grants options under the 1997 Plan in accordance with the determinations made by the Option Committee. The Option Committee will, at its discretion, determine the individuals to be granted options, the time or times at which options shall be granted the number of shares subject to each option and the manner in which options may be exercised. The option price shall be the fair market value on the date of the grant and expire five years subsequent to the date of grant.

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 2002 and 2001: dividend yield of 0 percent, expected volatility of 120 to 140 percent, risk-free interest rates between 2.75 and 5.5 percent, and expected option lives of one to five years for all years presented. Some options are immediately vested and others may vest after the lapse of time or depend on meeting specified performance criteria.

     Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following unaudited pro forma amounts:

                                               2002               2001
                                            -----------      -------------
     Years Ended September 30,
      Net loss:
       As reported                          $  (393,120)     $  (1,123,602)
       Pro forma                            $  (577,395)        (1,228,972)
      Net loss per share:
       As reported                          $     (0.01)     $       (0.06)
       Pro forma                            $     (0.01)             (0.06)


                               PLANGRAPHICS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2002 and 2001


NOTE G- EQUITY TRANSACTIONS (continued)

     A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2002 and 2001 and changes during the years ended on those dates is presented below:

                                                        Options                            Warrants
                                              ----------------------------       -----------------------------
                                                              Weighted                            Weighted
                                              Number of        Average           Number of         Average
                                               Shares       Exercise Price        Shares        Exercise Price
                                               ------       --------------        ------        --------------
     Outstanding 10/1/00                      3,937,436         $1.14            2,504,480           $0.83
     Granted                                    882,162          0.12              456,668            0.32
     Cancelled                               (1,901,220)         0.91             (470,123)           1.04
     Exercised                                  (82,448)         0.25                    -            -

     Outstanding 09/30/01                     2,835,930         $1.00            2,491,025           $0.69
     Granted                                  5,261,258          0.07            3,857,212            0.06
     Cancelled                               (1,834,268)         1.39             (751,906)           0.99
     Exercised                                       -           -                      -             -

     Outstanding 9/30/02                      6,262,920         $0.07            5,596,331           $0.20

     Exercisable 09/30/01                     1,438,449         $1.25            2,491,025           $0.69

     Exercisable 09/30/02                     4,603,258         $0.07            5,596,331           $0.20

                                                                       Options             Warrants
                                                                       -------             --------
     Weighted average fair value of options and warrants
      granted during fiscal 2002                                        $0.05                $0.04

     Weighted average fair value of options and warrants
      granted during fiscal 2001                                        $0.07                $0.16



                               PLANGRAPHICS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2002 and 2001


NOTE G - EQUITY TRANSACTIONS (continued)

     The following information summarizes stock options and warrants outstanding and exercisable at September 30, 2002:

                         Outstanding                       Exercisable
-----------------------------------------------------------------------------------
                                  Weighted
                                   Average      Weighted                   Weighted
     Range of                     Remaining      Average                    Average
     Exercise       Number       Contractual    Exercise       Number      Exercise
      Prices      Outstanding   Life in Years     Price      Exercisable    Price
-----------------------------------------------------------------------------------
    Options

    $0.03-$0.50    6,219,420        2.64          $ 0.06      4,559,758     $ 0.06
       $0.60          10,000        1.33          $ 0.66         10,000       1.25
       $1.25          20,000        0.75          $ 1.25         20,000       1.25
       $2.13          13,500        0.50          $ 2.13         13,500       2.13
-----------------------------------------------------------------------------------

    $0.03-$2.13    6,262,920        1.94          $ 0.07      4,603,258     $ 0.07
-----------------------------------------------------------------------------------

    Warrants

    $0.01-$0.50    4,739,879        1.78          $ 0.11      4,739,879     $ 0.11
    $0.65-$1.00      836,452        2.34          $ 0.66        836,452     $ 0.66
      $1.50           20,000        2.00          $ 2.00         20,000     $ 1.50
-----------------------------------------------------------------------------------

    $0.01-$1.50    5,596,331        1.80          $ 0.20      5,596,331     $ 0.20
-----------------------------------------------------------------------------------

NOTE H - EMPLOYEE BENEFIT PLANS

     The Company has a Section 401(k) deferred compensation provision covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at PlanGraphics' discretion based upon PlanGraphics' performance. The expense charged to operations for the plan was $51,172 and $47,990 for the years ended September 30, 2002 and 2001 and includes no discretionary match.

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE I - RELATED PARTY TRANSACTIONS

     1.   Consulting Services Agreements
          ------------------------------

     A Director of the Company is the principal owner and executive officer of an organization that entered into a consulting agreement with the Company on July 6, 1999, which was renewed on July 1, 2001. The current agreement ends upon the earlier of June 30, 2003; the date upon which the Director is not elected as a Director or is removed as a Director; and the date upon which he does not own more than 50% of the voting power of the organization. Under the agreement, the organization will provide certain services related to developing and implementing actions to increase shareholder value through articulation of a vision for the Company, identifying and reviewing merger and acquisition candidates, obtaining capital (debt or equity) to finance mergers and acquisitions, and recruiting and evaluating candidates for senior executive and director positions. Compensation for these services consists of performance options in two quantities of 322,581 each to acquire common stock of the Company at an exercise price of $0.11 per share if the market capitalization of the Company exceeds $30 million for the first quantity and $60 million for the second quantity for 20 of 30 consecutive business days at any time prior to June 30, 2002. As of September 30, 2002, the Company had not achieved the market capitalization levels, which would have required additional compensation expense equal to the value of the contingent options.

     During the third quarter of fiscal year 2002, the Company recorded an adjustment that increased earnings by $54,167 due to the verbal cancellation of the consulting agreement with a warrant holder in February 2001. Of this amout, $20,831 pertained to fiscal year 2002. The Company had inadvertently continued to accrue expense related to the agreement during fiscal year 2002.

     2.   Related Party Notes Payable
          ---------------------------

     During the year ended September 30, 2001, the Company entered into separate note agreements with two officers of the Company totaling $97,000. As of September 30, 2001, these notes and related interest were paid in full.

     On February 1, 2002, two officers, Frederick G. Beisser and John C. Antenucci, borrowed $8,750 and $175,000, respectively, from the Company. Repayment of the notes is due by February 1, 2004. The borrowed sums were used to exercise subscription rights to purchase 250,000 and 5,000,000 shares, respectively, under the Company's Shareholder Rights Offering that expired on the same date. The notes receivable have been recorded as a reduction to common stock. The Company's Board of Directors approved the loan of funds to each of its officers as being in the Company's best interest because it will provide greater incentives to continue employment and motivation to strive for the success of the Company so that the value of its common stock may increase. At the time the notes were entered into, they met all federal and state legal and regulatory requirements.

     Mr. Beisser's note is collateralized by a lien in favor of the Company on his residence. Mr. Antenucci's note is collateralized by his purchased shares and the Company may offset any compensation, including severance, toward payment of the note if his employment ends. Both notes bear interest at a rate equal to one fourth of one percent over the interest rate the Company receives on its money market accounts. Both officers have agreed not to sell the purchased shares of stock for six months after the date of purchase.

                               PLANGRAPHICS, INC.

                           September 30, 2002 and 2001


NOTE J - LITIGATION

     The Company settled with prejudice a claim asserted by its landlord, Capitol View Development LLC. On June 17, 2002 the Franklin Circuit Court, Division II, Kentucky dismissed with prejudice Case Number 00-CI-0095. Plaintiff in the matter, Capitol View Development LLC, owners and lessors of the Company's facilities in Frankfort, Kentucky, alleged that they were due certain amounts from the defendants, the lessee, PlanGraphics, Inc. (Maryland Corporation) and its guarantor, John C. Antenucci, related to a balloon payment required upon certain financing of the property under the terms of the amended lease. Both sides executed a settlement agreement under which the Company paid Capitol View Development LLC a total of $183,272.

     The settlement resolved a claim pending since February, 1999 that alleged a requirement for an accelerated payment of the Capital View lease related to supplemental funding of a construction loan and associated fit out expenses for the corporate headquarters in March, 1995. The settlement had the practical effect of prepaying $145,630 against the lease. The prepayment is recorded as a reduction in long-term liabilities and the interest of $12,702 and legal fees of $24,940 were recorded as one time expenses.

     The Company may be engaged in various other litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

     See Note D for discussion of accrued litigation costs.


NOTE K - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

                                                               2002       2001
                                                             --------   --------
     Years ended September 30,
      Cash paid for interest                                 $350,591   $280,532
      Cash paid for income taxes                                 --        6,263

      Non-cash Investing and Financing Activities:
       Trade payables converted to notes payable                 --      315,000
       Notes receivable issued to officers for purchase of
         common stock                                         183,750       --
       Accounts payable balances converted to common stock     81,818       --