Form 10QSB
period 2002-12-31
PLANGRAPHICS INC
filed 2003-02-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________ .

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


       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

   97,214,418 shares of common stock were outstanding as of January 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                           Number of pages in this report is 25.

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

     Although we believe that the expectations that we express in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o    we may lose customers or fail to grow our customer base;
o we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through future strategic partnerships, joint ventures or acquisitions;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology;

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the period ended September 30, 2002 and filed on Form 10-KSB under the caption "Item 1. Business - Risk Factors" beginning on page 9, our other Securities and Exchange Commission filings, and our press releases.

The use of pronouns "we," "us," and "our" refer to the company and its subsidiary collectively. We may refer to the investor or investors in our company as "you" or "your" in this report.

                                Table of Contents




Cautionary Note About Forward-Looking Statements                               2

Part I Financial  Information                                                  4

   Item 1. Financial Statements                                                4

    Condensed and Consolidated Balance Sheets                                  4

    Condensed and Consolidated Statements of Operations                        5

    Condensed and Consolidated Statements of Cash Flow                         6

    Notes to Condensed and Consolidated Financial Statements                   7

  Item 2. Management Discussion and Analysis                                   9

  Item 3. Controls and Procedures                                             12


Part II Other Information                                                     13

   Item 6.  Exhibits and Reports on Form 8-K                                  13

   Signature Page                                                             13

   Certifications                                                             14

   Exhibits                                                                   16


                                              Part I
                                       Financial Information
Item 1. Financial Statements

                                        PLANGRAPHICS, INC.
                             Condensed and Consolidated Balance Sheets


                                                                      December 31    September 30
         ASSETS                                                          2002            2002
                                                                     ------------    ------------
CURRENT ASSETS                                                        (Unaudited)      (Audited)
  Cash and cash equivalents                                          $    152,662    $     60,806
  Accounts receivable, net                                              2,915,665       3,205,060
  Prepaid expenses and other                                              101,482         115,236
                                                                     ------------    ------------
         Total current assets                                           3,169,809       3,381,102

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                 1,866,667       1,866,667
  Equipment and furniture                                                 874,959         849,159
  Other leased assets                                                        --           255,602
                                                                     ------------    ------------
                                                                        2,741,626       2,971,428
    Less accumulated depreciation and amortization                      1,400,790       1,599,673
                                                                     ------------    ------------
                                                                        1,340,836       1,371,755

OTHER ASSETS
  Goodwill, net of accumulated amortization of $1,510,446               3,948,343       3,948,343
  Other                                                                   108,582         115,181
                                                                     ------------    ------------
                                                                        4,056,925       4,063,524
                                                                     ------------    ------------

                                                                     $  8,567,570    $  8,816,381
                                                                     ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                 $    968,992    $    880,082
  Obligations under capital lease - related party, current                120,961         117,103
  Accounts payable                                                        924,317         920,886
  Accrued payroll costs and vacations                                     448,014         472,162
  Accrued expenses                                                        116,207         112,305
  Deferred revenue and prebillings                                        449,048         450,829
                                                                     ------------    ------------
         Total current liabilities                                      3,027,539       2,953,367

LONG-TERM OBLIGATIONS under capital leases - related
  party, less current maturities                                        1,324,304       1,356,030

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                               --              --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 shares issued and outstanding                           20,688,118      20,688,118
   Notes receivable for equity transactions                              (183,750)       (183,750)
  Accumulated deficit                                                 (16,288,641)    (15,997,384)
                                                                     ------------    ------------
                                                                        4,215,727       4,506,984
                                                                     ------------    ------------

                                                                     $  8,567,570    $  8,816,381
                                                                     ============    ============


The accompanying notes are an integral part of these statements.


                                      PLANGRAPHICS, INC.
                      Condensed and Consolidated Statements of Operations
                                          (Unaudited)

                                Three Months ended December 31,

                                                                     2002            2001
                                                                 ------------    ------------

Revenues                                                         $  1,649,639    $  2,120,218

Cost of sales:
  Direct contract costs                                               983,824       1,164,378
  Salaries and employee benefits                                      480,507         453,972
  General and administrative expenses                                 259,692         262,532
  Marketing expenses                                                   96,586          46,427
  Other operating expenses                                             60,566          53,559
                                                                 ------------    ------------
         Total costs and expenses                                   1,881,175       1,980,868
                                                                 ------------    ------------

         Operating income (loss)                                     (231,536)        139,350
                                                                 ------------    ------------

Other income (expense):
  Other income                                                          3,189          12,424
  Interest expense                                                    (62,910)       (113,840)
                                                                 ------------    ------------
                                                                      (59,721)       (101,416)
                                                                 ------------    ------------

         NET INCOME (LOSS)                                       $   (291,257)   $     37,934
                                                                 ============    ============

Basic earnings (loss) per common share                           $      (0.00)   $       0.00
                                                                 ------------    ------------
Diluted earnings (loss) per common share                         $      (0.00)   $       0.00
                                                                 ------------    ------------

Weighted average number of shares of common stock outstanding:
  Basic earnings (loss) per share quantity                         97,214,418      69,638,528
                                                                 ============    ============
  Diluted earnings (loss) per share quantity                       97,214,418      74,856,483
                                                                 ============    ============


The accompanying notes are an integral part of these statements.


                                   PLANGRAPHICS, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Three Months ended December 31,

                                                                   2002           2001
                                                               -----------    -----------
Cash flows provided by (used in) operating activities:         (Unaudited)    (Unaudited)
  Net income (loss)                                            $  (291,257)   $    37,934
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                   60,565         53,559
    Stock options and warrants for services                           --           25,000
    Amortization of debt discount                                     --           46,250
    Changes in operating assets and liabilities
      Accounts receivable                                          289,395        (27,546)
      Prepaid expenses and other                                    13,754       (100,892)
      Other assets                                                   2,753        (49,060)
      Accounts payable                                               3,431       (618,838)
      Accrued expenses                                             (20,246)      (442,727)
      Deferred revenue and prebillings                              (1,781)       114,519
                                                               -----------    -----------
         Net cash provided by (used in) operating activities        56,613       (961,801)
                                                               -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                           (25,800)        (4,109)
                                                               -----------    -----------
         Net cash used in investing activities                     (25,800)        (4,109)
                                                               -----------    -----------

Cash flows provided by (used in) financing activities:
  Checks written against future deposits                              --          (24,100)
  Proceeds from debt                                               483,000         45,000
  Payments on debt                                                (394,090)      (492,864)
  Payments on obligations under capital lease                      (27,868)          --
  Proceeds from rights offering, stock to be issued                   --        1,747,626
                                                               -----------    -----------
         Net cash provided by financing activities                  61,042      1,275,662
                                                               -----------    -----------

Net increase in cash and cash equivalents                           91,856        309,752
Cash and cash equivalents at beginning of period                    60,806         18,799
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $   152,661    $   328,551
                                                               ===========    ===========


The accompanying notes are an integral part of these statements.

                                           6

                               PLANGRAPHICS, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed and Consolidated Financial Statements

The summary of our significant accounting policies are incorporated by reference to our annual report of September 30, 2002, on Form 10-KSB filed with the Securities and Exchange Commission.

The accompanying unaudited condensed and consolidated financial statements for PlanGraphics, Inc. and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. We believe that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September 30, 2003.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                                    December 31     September 30
                                                       2002              2002
                                                     ----------       ----------
                                                     unaudited         audited

Contract receivables:
   Billed                                            $1,146,743       $1,954,417
   Unbilled                                           1,782,531        1,264,252
                                                     ----------       ----------
                                                      2,929,274        3,218,669

Less allowance for doubtful accounts                     13,609           13,609
                                                     ----------       ----------

Accounts receivable, net                             $2,915,665       $3,205,060

Deferred revenue amounts were $449,048 and $450,829 at December 31, 2002 and September 30, 2002, respectively, and represent amounts billed in excess of amounts earned.

We have historically received greater than 10% of annual revenues from one or more customers. The City of New York's Department of Information Technology and Telecommunications (NYDOITT) accounted for 75% of revenue for the three-month period ended December 31, 2002, compared to NYDOITT who accounted for 32% for the period ended December 31, 2001. In addition, at December 31, 2002 two customers, NYDOITT and Hunter College, accounted for 42% and 10% of accounts receivable, respectively, compared to NYDOITT and the Rhode Island Department of Transportation, who accounted for 48% and 13%, respectively, of accounts receivable at December 31, 2001. NYDOITT is the largest of our current customers and its revenues represent services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial description above.

(3) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $10.8 million with expirations through 2022. At December 31, 2002, the amount of the net operating loss carryforward balance is estimated at $11.0 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2002 and at December 31, 2002. As a result, no provision or benefit for income tax has been recorded for the three months ended December 31, 2002.

(4) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2007 as noted in Note F to the Consolidated Financial Statements in Form 10-KSB for the fiscal year ended September 30, 2002.

(5) Related Party Transactions

The temporary bridge loan of $200,000 extended by Branch Banking & Trust Co. was collateralized by a deposit in a compensating balance account made available to us by Human Vision LLC, a related party because its managing member is an affiliate of PlanGraphics, Inc. The bridge loan was originated in August 2002 was extended from time to time, most recently through February 28, 2003 and was repaid in full during February 2003.

(6) Net Income and Loss Per Common Share.

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at December 31, 2002 and 2001, were 12,701,251 and 5,226,955, respectively. In addition, at December 31, 2001 there was a total of 2,787,813 warrants pending issuance related to the shareholder rights offering that was subsequently completed on February 1, 2002.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                                      Quarter ended December 31,
                                                         2002           2001
                                                      ----------     ----------

Basic EPS share quantity                              97,214,418     69,629,528
Effect of dilutive options and warrants*                       0      5,226,955
                                                      ----------     ----------
Diluted EPS share quantity                            97,214,418     74,856,483

*As we incurred a net loss in the period ended December 31, 2002 none of our outstanding options or warrants were included in the computation of diluted earnings per share for that period as their effect would be anti-dilutive.

(7) Supplemental Cash Flow Information

During the three months ended December 31, 2002, PlanGraphics paid $59,836 of interest. No payments of taxes were made.

(8) Recently Issued Accounting Pronouncements

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. We will adopt the required disclosure provisions of SFAS No. 148 effective January 1, 2003, and its application is not expected to have a material impact on our current financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued consensus 00-21, "Revenue Arrangements with Multiple Deliverables". This task force consensus addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet specified criteria. Arrangement consideration should then be allocated among the separate units of accounting based on their relative fair values, subject to certain limitations. Applicable revenue recognition criteria would then be considered separately for separate units of accounting. We are currently evaluating the impact of this consensus, but do not expect any significant impact on our financial condition or results of operations upon implementation, if required.

(9) Subsequent Events

During February 2003, Branch Banking &Trust Co. verbally extended the $200,000 temporary addition to PlanGraphics existing credit facility until February 28, 2003 and such bridge-loan was paid in full prior to such date. This additional funding was originally made available by BB&T on August 19, 2002 as a result of a guarantee by an entity controlled by a member of our Board of Directors in the form of a $200,000 compensating account balance. As management anticipated, the addition to the credit line was sufficient to meet the needs of the business, pending our collection of a large receivable due from one particular client. After payment was made by the client in January and February 2003, we liquidated the temporary addition to the line of credit and the compensating balance deposit was released back to Human Vision LLC.

Subsequent to December 31, 2002, we collected a total of $908,487 from a large principal client bringing its accounts current.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of December 31, 2002 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Cash Flow

As of December 31, 2002 we had net working capital of $142,270 as compared to a net working capital of $427,735 at September 30, 2002 and to $306,511 at December 31, 2001. The decrease in working capital resulted from the operating loss which was a direct consequence of the delays in contract awards for certain projects.

In the three months ended December 31, 2002, operations provided net cash of $56,614, as compared to $961,801 used in operations in the period ended December 31, 2001. This significant decrease in cash use was primarily related to the application of funds received from the shareholder rights offering to pay down liabilities, accrued expenses and accounts payable during the prior year period that was not repeated during the current period. Our accounts receivable at December 31, 2002 have decreased $289,395 since September 30, 2002 as a result of a $626,070 payment from a principal client, partially offset by increases in other accounts receivable. Notes payable with current maturities increased $88,910 from September 30, 2002 as a result of additional borrowing on our line of credit to compensate for the delayed payments from a significant customer.

In the period ended December 31, 2002, net cash used in investing activities was $25,800 as compared to $4,109 of net cash used in investing activities in the period ended December 31, 2001. Increased equipment purchases accounted for the change.

Financing activities in the period ended December 31, 2002 provided $61,042 as compared to net cash of $1,275,662 provided by financing activities in the period ended December 31, 2001. Cash provided by the rights offering proceeds of $1,747,626 during the prior year period account that was not repeated in the current period caused the significant decrease.

Historically, our accounts receivable have been more than adequate to cover our line of credit and management believes that this will continue to be the case. Accounts receivable balances at December 31, 2002 and 2001, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 60 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in elevation and aging of the billed accounts receivable balance, our history reflects consistent collectability of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

As of December 31, 2002 our accounts receivable were $2,915,665 inclusive of work-in-process. During the current quarter billed receivables in arrears greater than 60 days were reduced from $866,982 at September 30, 2002 to $275,633 and no client accounted for more than $59,000 at December 31, 2002. Subsequent to December 31, 2002, we also invoiced approximately $1.1 million related to work in progress on active contracts at December 31, 2002 thereby reducing unbilled work in progress of which a significant portion has been collected. A large principal client made a payment of $626,760 during December 2002 and subsequent to this quarter forwarded additional payments amounting to a total of $908,487. Certain delays in payment are associated with a number of factors, reflecting the financial strains of public sector organizations, typical procedural matters and the general slow-down normally experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

The elevated levels of aged accounts receivable experienced during the prior fiscal year and prior to the recent large payments placed severe cash flow constraints on the company requiring it to very closely manage its expenses and payables. In addition, we raised temporary financing through a bridge loan. BB&T provided a ninety-day $200,000 temporary addition to PlanGraphics regular credit facility. This additional funding was made available by BB&T as a result of a guarantee by a PlanGraphics, Inc. member of the Board of Directors in the form of a $200,000 compensating account balance. The bridge loan, verbally extended during February 2003 by BB&T has since been liquidated. As management anticipated, the addition to the credit line was sufficient for the needs of the business pending our collection of a large receivable that was due from one particular client and has been received.

Capital Resources

PlanGraphics obtained an asset-based line of credit on February 15, 2002 with BB&T for $750,000. The line of credit expires on February 14, 2003 and BB&T has offered to renew it for a 12 month period. We anticipate renewal concurrent with the filing of this report. See also the Loan Transaction discussion in Item 6, Management Discussion and Analysis in our Form 10-KSB for the fiscal year ended September 30, 2002.

As of December 31, 2002, our cash and cash equivalents had increased from September 30, 2002 to $152,662. We received a significant payment of $626,760 from a major customer during this quarter and paid down significant amounts of liabilities. Subsequent to December 31, 2002 we received additional payments amounting to $908,487 from the same major customer.

Operations Outlook

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Despite the economic stress of our primary customer base, the public sector, we see continuing and increased expenditures in the service areas where we are most significantly involved. These include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. Our move into the federal market was well timed and we believe that market will produce material additional work flow for the company in response to Homeland Security needs.

As of December 31, 2002, we had work backlog and assignments of approximately $10.0 million, increased slightly from the $9.2 million reported for September 30, 2002 and an even larger increase from $8.5 million as of December, 2001. Of the $10.0 million, we expect to complete approximately $7.0 million within 12 months. On January 2, 2003, PlanGraphics finalized and announced a multi-year contract extension with New York City. Had that transaction been finalized in December 2002, backlog and assignments would have totaled approximately $19.8 million of which approximately $9.0 million was unfunded. (The final version of the contract extension is filed with this report as Exhibit 10-1. The official contract registration was delayed from October 2002 until December 30 by City of New York final administrative reviews.) Revenue from existing backlog and assignments will be recognized through the fiscal year ending September 30, 2005. We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. As most of our orders are from existing or previous customers with whom we have a good relationship, we do not anticipate cancellation of such contracts or order assignments.

We believe the agreement licensing to us the exclusive North American rights to XMARC intellectual property and spatial integration software components for use in the public sector and utility markets provides us with increased access to federal, state and local government clients in addition to commercial enterprises as well as revenue from maintenance of existing XMARC systems already in the field. By combining the XMARC technologies with those of other suppliers of advanced software technologies, we have developed an Internet based product and service offering for use in emergency response and recovery as well as a portal to other enterprise information systems. We expensed the development costs of approximately $40,000 associated with this effort in the quarter ended December 31, 2002.

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

                              Results of Operations

Result of Operations for the Quarter Ended December 31, 2002

Revenues

Our revenues decreased $470,579 or 22% from $2,120,218 for the quarter ended December 31, 2001 to $1,649,639 for the quarter ended December 31, 2002. This decrease was related to delays in authorizations to proceed on certain new orders and work assignments caused by customers dealing with internal processing and approval requirements. As a result of the awarded contracts being temporarily held in abeyance, our revenue generation was impeded in excess of $200,000 per month throughout this quarter. The work authorizations for these contracts were recently released and we are proceeding accordingly.

Deferred revenue remained static at $449,048 from the beginning of fiscal year balance of $450,829. We expect the deferred revenue to be earned and recorded as revenue during the ensuing quarters.

Costs and Expenses

The costs and expenses for the quarter ended December 31, 2002 amounted to $1,881,175, a decrease of $99,693 compared to $1,980,868 for the quarter ended December 31, 2001. This 5% decrease versus the 22% decrease in revenue for the period is a result of decision to retain key technical staff, continue our increased levels of marketing and selling and placing additional effort in developing proprietary tools and service offerings. XMARC related product development costs of about $40,000 also impacted total costs and expenses as noted above. Direct contract costs decreased $180,554 or 16% following the decrease in revenue. Salaries and benefits increased nominally by approximately $26,535 due to staffing in anticipation of work on projects that were held in abeyance. General and administrative expenses decreased slightly by $2,840, or 1%; while marketing expense increased $50,159, or 108%, as we took steps to position the company for increased revenue in the future; and, finally, other operating costs also increased by $7,007 or 13% due to amortization of legal costs to acquire XMARC rights and increased equipment depreciation over the prior year.

Net loss

Our operating loss for the quarter ended December 31, 2002 was $231,536 compared to an operating income of $139,351 for the prior year period. This change is directly attributable to the lack of anticipated revenues noted above resulting from awarded contract work held in abeyance by certain customers although somewhat offset by management actions to control operating costs and expenses. We expensed certain development costs for Internet based product and service offerings for use in emergency response and recovery as well as a portal to other enterprise information systems.

Interest expense amounted to $62,910 in the current quarter and compares favorably to $113,840 during the same period of the prior year. The majority of the decrease is a result of the absence of $46,250 of debt discount amortization appearing in the prior year amount and not repeated during the current quarter. Other income decreased from the prior year total by $9,235 as a result of reduced commissions from our in-house travel reservation agent activities.

We incurred a net loss of $291,257 for the quarter ended December 31, 2002 as compared to net income of $37,934 for the prior year period. The impacts noted above account for the change from net income to a net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2002 and FY 2001

We have net operating loss carryforwards of approximately $11.0 million as of December 31, 2002 versus $10.8 million at September 30, 2002 (See Note E to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2002). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended December 31, 2002.

Critical Accounting Policies and Estimates

We do not have any updates to the Critical Accounting Policies disclosed in Item 6, Part Two of our Annual Report on Form 10-KSB for September 30, 2002 and filed with the SEC.

ITEM 3. CONTROLS AND PROCEDURES

Inherent limitations of Control Systems

We maintain appropriate internal controls and disclosure controls, and related procedures, that are designed to ensure that financial and other information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported promptly and properly to meet the current requirements. Such controls and procedures, no matter how well designed and operated, may have inherent limitations in a cost-effective control system, and therefore misstatements due to error or fraud may occur and not be detected. See the expanded discussion in Item 14 of Part Two in our Form 10-KSB for September 30, 2002.

Evaluation of Disclosure Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, and subject to the limitations above, both the company's Chief Executive Officer and Senior Financial Officer believe that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting management to material information required to be included in this Form 10-QSB and other Exchange Act filings.

Changes in Internal Controls

Based upon their most recent evaluation which was completed within 90 days of the filing of this Form 10-QSB and subject to the limitations above, both our Chief Executive Officer and Senior Financial Officer believe that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit 10.1, Final Agreement with City of New York, Department of Information Technology and Telecommunications, dated October 29, 2002.

Exhibit 99.1, Sarbanes-Oxley Certification for the principal executive officer, dated February 14, 2003, and filed on page 18 of this report.

Exhibit 99.2, Sarbanes-Oxley Certification for the principal financial officer, dated February 14, 2003, and filed on page 19 of this report.

(b) Reports on Form 8-K filed since the beginning of the current quarter:

Form 8-K, dated December 30, 2002 announcing award of $15.4 million of work from the City of New York, Department of Information Technology and
Telecommunications.

Form 8-K, dated January 7, 2003 announcing fiscal year 2002 operating results and the New York contract award discussed in a conference call for investors and shareholders on January 7, 2003.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLANGRAPHICS, INC.

Dated: February 14, 2002

                                          /S/ Fred Beisser
                                          ----------------
                                          Frederick G. Beisser
                                          Senior Vice President-Finance,
                                          Secretary & Treasurer
                                          (principal financial officer)

                                  CERTIFICATION

I, John C. Antenucci, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PlanGraphics, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003

                                         /s/ John C. Antenucci
                                         ---------------------
                                         John C. Antenucci
                                         President and Chief Executive Officer

                                  CERTIFICATION

I, Frederick G. Beisser, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PlanGraphics, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003

                                         /s/ Fred Beisser
                                         ----------------
                                         Frederick G. Beisser
                                         Senior Vice President - Finance
                                         (principal financial officer)