Form 10QSB
period 2003-03-31
PLANGRAPHICS INC
filed 2003-05-15
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

    97,214,418 shares of common stock were outstanding as of April 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                           Number of pages in this report is 23.

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

Forward-looking statements include, but are not limited to, statements in this Form 10-QSB regarding:

o    the impact of economic conditions on our customers and markets;
o    our ability to compete effectively;
o    the strength of our technical expertise and customer service;
o    our acquisition strategy;
o    the potential fluctuation of the market price of our stock;
o    our ability to raise funds through equity and debt financing;
o    the evolving market for global information systems;
o    the potential gross profit margin in information technology;
o    the impact of recent accounting pronouncements.

     Although we believe that the expectations that we express in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o we may not be able to develop revenues as rapidly as originally anticipated;
o    we may lose customers or fail to grow our customer base;
o we may not be able to successfully integrate new customers or assets obtained through future strategic partnerships, joint ventures or acquisitions;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology;

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

                                Table of Contents





Cautionary Note About Forward-Looking Statements                              2


Part I Financial  Information                                                 4


   Item 1.  Financial Statements                                              4


    Condensed and Consolidated Balance Sheets                                 4


    Condensed and Consolidated Statements of Operations                       5


    Condensed and Consolidated Statements of Cash Flow                        6


    Notes to Condensed and Consolidated Financial Statements                  7


   Item 2.  Management Discussion and Analysis                               10

   Item 3.  Controls and Procedures                                          14

Part II Other Information                                                    15

   Item 4.  Submission of Matters to a Vote of Shareholders                  15

   Item 6.  Exhibits and Reports on Form 8-K                                 15

   Signature Page                                                            16

   Certifications                                                            17

   Exhibits                                                                  18


                                             Part I
                                     Financial Information

Item 1. Financial Statements
                                       PLANGRAPHICS, INC.
                            Condensed and Consolidated Balance Sheets

                                   CONSOLIDATED BALANCE SHEETS


                                                                      March 31      September 30
         ASSETS                                                         2003            2002
CURRENT ASSETS                                                      (Unaudited)       (Audited)
  Cash and cash equivalents                                         $     57,068    $     60,806
  Accounts receivable, net                                             2,287,935       3,205,060
  Prepaid expenses and other                                             101,778         115,236
                                                                    ------------    ------------
         Total current assets                                          2,446,781       3,381,102
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                1,866,667       1,866,667
  Equipment and furniture                                                889,070         849,159
  Other leased assets                                                       --           255,602
                                                                    ------------    ------------
                                                                       2,755,737       2,971,428
    Less accumulated depreciation and amortization                     1,457,794       1,599,673
                                                                    ------------    ------------
                                                                       1,297,943       1,371,755
                                                                    ------------    ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization of $1,510,446              3,948,343       3,948,343
  Other                                                                  143,203         115,181
                                                                    ------------    ------------
                                                                       4,091,546       4,063,524
                                                                    ------------    ------------
                                                                    $  7,836,270    $  8,816,381
                                                                    ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                $    654,050    $    880,082
  Obligations under capital lease - related party, current               124,946         117,103
  Accounts payable                                                       808,020         920,886
  Accrued payroll costs and vacations                                    464,307         472,162
  Accrued expenses                                                       200,802         112,305
  Deferred revenue and prebillings                                       496,161         450,829
                                                                    ------------    ------------
         Total current liabilities                                     2,748,286       2,953,367
                                                                    ------------    ------------
LONG-TERM OBLIGATIONS under capital leases - related
  party, less current maturities                                       1,291,533       1,356,030
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 20,000,000 shares
     authorized, no shares issued or outstanding                            --              --
  Common stock, no par value, 2,000,000,000 shares authorized,
     97,214,418 shares issued and outstanding                         20,688,118      20,688,118
  Notes receivable for equity transactions                              (183,750)       (183,750)
  Accumulated deficit                                                (16,707,917)    (15,997,384)
                                                                    ------------    ------------
                                                                       3,796,451       4,506,984
                                                                    ------------    ------------
                                                                    $  7,836,270    $  8,816,381
                                                                    ============    ============

See accompanying notes to financial statements


                                          PLANGRAPHICS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the three and six month periods ended March 31,

                                                 Six months ended                Three months ended
                                               2003             2002            2003            2002

Revenues                                   $  3,490,232    $  4,280,855    $  3,490,232    $  2,160,639

Cost of sales:
  Direct contract costs                       2,333,458       2,508,451       2,333,458       1,344,075
  Salaries and employee benefits              1,001,390         792,159       1,001,390         325,687
  General and administrative expenses           459,069         550,853         459,069         300,820
  Marketing expenses                            180,887         112,593         180,887          66,168
  Other operating expenses                      121,416         110,448         121,416          56,888
                                           ------------    ------------    ------------    ------------
         Total costs and expenses             4,096,220       4,074,504       4,096,220       2,093,638
                                           ------------    ------------    ------------    ------------

         Operating income (loss)               (605,988)        206,351        (605,988)         67,001
                                           ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                   26,433          15,220          26,433           2,796
  Interest expense                             (130,978)       (173,712)       (130,978)        (59,872)
                                           ------------    ------------    ------------    ------------
                                               (104,545)       (158,492)       (104,545)        (57,076)
                                           ------------    ------------    ------------    ------------

         NET INCOME (LOSS)                 $   (710,533)   $     47,859    $   (710,533)   $      9,925
                                           ============    ============    ============    ============

Basic earnings (loss) per common share     $         (0)   $          0    $         (0)   $          0
                                           ------------    ------------    ------------    ------------
Diluted earnings (loss) per common share   $         (0)   $          0    $         (0)   $          0
                                           ------------    ------------    ------------    ------------

Weighted average number of shares of
   common stock outstanding:

  Basic earnings (loss) per share            97,214,418      53,003,273      97,214,418      87,031,218
                                           ============    ============    ============    ============
  Diluted earnings (loss) per share          97,214,418      56,860,485      97,214,418      90,888,430
                                           ============    ============    ============    ============


See accompanying notes to financial statements


                                   PLANGRAPHICS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Six Months ended March 31,

                                                                   2003           2002
Cash flows provided by (used in) operating activities:          (Unaudited)   (Unaudited)
  Net income (loss)                                            $  (710,533)   $    47,859
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  113,723        110,122
    Stock options and warrants for services                           --           71,027
    Amortization of debt discount                                     --           46,250
    Cancellation of debt                                           (23,665)          --
    Changes in operating assets and liabilities
      Accounts receivable                                          917,125       (203,463)
      Prepaid expenses and other                                    13,458       (101,393)
      Other assets                                                 (28,022)       (12,041)
      Accounts payable                                            (112,866)      (785,694)
      Accrued expenses                                              80,642       (479,420)
      Deferred revenue and prebillings                              45,332        135,872
                                                               -----------    -----------
         Net cash provided by (used in) operating activities       295,194     (1,170,881)
                                                               -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                           (39,911)       (62,218)
                                                               -----------    -----------
         Net cash used in investing activities                     (39,911)       (62,218)
                                                               -----------    -----------

Cash flows provided by (used in) financing activities:
  Checks written against future deposits                              --          (24,100)
  Proceeds from debt                                             1,057,000        621,299
  Payments on debt                                              (1,259,367)      (979,699)
  Payments on obligations under capital lease                      (56,654)          --
  Proceeds from rights offering, stock to be issued                   --        2,438,581
                                                               -----------    -----------
         Net cash (used in) provided by financing activities      (259,021)     2,056,081
                                                               -----------    -----------

Net increase(decrease) in cash and cash equivalents                 (3,737)       822,982
Cash and cash equivalents at beginning of period                    60,806         18,799
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $    57,068    $   841,781
                                                               ===========    ===========


See accompanying notes to financial statements



                               PLANGRAPHICS, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(1) Condensed and Consolidated Financial Statements

The accompanying unaudited condensed and consolidated financial statements for PlanGraphics, Inc. ("PGI") and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. Management believes that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September 30, 2003. These statements should read in conjunction with the financial statements and footnotes included in the fiscal year 2002 annual report filed on Form 10-KSB.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                        March 31   September 30
                                          2003        2002
                                          ----        ----
                                        unaudited    audited
Contract Receivables:
   Billed                              $1,653,157   $1,954,417
   Unbilled                               646,277    1,264,252
                                       ----------   ----------
                                        2,299,434    3,218,669

Less allowance for doubtful accounts       11,499       13,609
                                       ----------   ----------

Accounts receivable, net               $2,287,935   $3,205,060


Deferred revenue amounts were $496,161 and $450,829 at March 31, 2003 and September 30, 2002, respectively, and represents amounts billed in excess of amounts earned.

PlanGraphics has historically received greater than 10% of annual revenues from one or more customers. The City of New York's Department of Information Technology and Telecommunications (NYDOITT) accounted for 52% of revenue for the six month period ended March 31, 2003, compared to NYDOITT and Rhode Island Department of Transportation who accounted for 39% and 12%, respectively, for the six month period ended March 31, 2002. In addition, at March 31, 2003 two customers, the NYDOITT and Hunter College accounted for 18% and 15% of accounts receivable, respectively, compared to NYDOITT and Rhode Island Department of Transportation who accounted for 49% and 13%, respectively, of accounts receivable at March 31, 2002. NYDOITT is the largest of its current customers and their revenues represent services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not readily apparent from the financial reports.

(3) Goodwill

As a result of operating losses incurred in the three-month and six-month periods ended March 31, 2003, the Company will consider reviewing its goodwill for potential impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets , depending on the effectiveness of management's plans for returning the Company to profitability. If the results of this testing indicate that potential impairment exists, the Company will record any impairment charges by September 30, 2003.

(4) Provision for Income Taxes

At the beginning of this fiscal year PGI had net operating loss carryforwards of $10.8 million with expirations through 2022. At March 31, 2003, the amount of the net operating loss carryforward balance is estimated at $11.5 million. Since PGI is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, management recorded a valuation allowance equal to the net deferred tax assets at September 30, 2002 and at March 31, 2003. As a result, no provision or benefit for income tax has been recorded for the six months ended March 31, 2003.

(5) Lease Obligations

PGI leases various equipment as well as facilities under capital and operating leases that expire through the year 2007 as noted in Note F to the Consolidated Financial Statements in Form 10-KSB for the fiscal year ended September 30, 2002.

(6) Related Party Transactions

The temporary bridge loan of $200,000 extended by Branch Banking & Trust Co. was collateralized by a deposit in a compensating balance account made available to PGI by Human Vision LLC, a related party because its managing member is a director of PlanGraphics, Inc. The bridge loan which was originated in August 2002, was repaid in full during February 2003.

(7) Net Income and Loss Per Common Share.

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of all warrants and options outstanding and exercisable at March 31, 2003 and 2002, were 12,231,751 and 8,661,645, respectively.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                            Periods ending March 31,
                                      Six months               Three Months
                                  2003         2002         2003         2002
                                  ----         ----         ----         ----

Basic EPS share quantity       97,214,418   53,003,273   97,214,418   87,031,218
Effect of dilutive options
  and warrants*                         0    3,857,212            0    3,857,212
                               ----------   ----------   ----------   ----------
Diluted EPS share quantity     97,214,418   56,860,485   97,214,418   90,888,430


*As PGI incurred a net loss in the periods ended March 31, 2003 none of the outstanding options or warrants were included in the computation of diluted earnings per share for those periods as their effect would be anti-dilutive. The computation of diluted shares outstanding at March 31, 2002 includes 3,857,212 of in-the-money warrants while the remaining balance of 4,804,433 of options and warrants issued and outstanding at that date are excluded because their exercise prices exceeded the closing price at that date.

(8) Stock Based Compensation

PGI applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation cost is not reflected in its net income for options granted to officers and directors from stock option plans for the periods presented, as the options have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three and six month periods ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.75% and 1.75%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 121% and 134%; and expected life of the options varying from three to five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because PGI employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable single measure of the fair value of employee stock options.

Had the expense for PGI's stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation," its net income (loss) and net income
(loss) per share would have been reported at the pro forma amounts indicated below:

                                         Six Months Ended        Three Months Ended
                                        2003          2002         2003       2002
                                     ---------    -----------   ---------   --------
Net income (loss):
  As reported                        $(710,533)   $    47,859   $(419,276)  $  9,925
  Incremental Compensation Expense   $  34,559    $   154,905   $  14,724   $ 77,452
                                     =========    ===========   =========   ========
  Pro forma                          $(745,092)   $  (107,046)  $(434,000)  $(67,527)
                                     =========    ===========   =========   ========

Basic income (loss) per share:
  As reported                        $   (0.01)   $      --     $    --     $   --
                                     =========    ===========   =========   ========
  Pro forma                          $   (0.01)   $      --     $    0.01   $   --
                                     =========    ===========   =========   ========

Diluted income (loss) per share
  As reported                        $   (0.01)   $      --     $    --     $   --
                                     =========    ===========   =========   ========
  Pro forma                          $   (0.01)   $      --     $    0.01   $   --
                                     =========    ===========   =========   ========

(9) Supplemental Cash Flow Information

During the six months ended March 31, 2003, PlanGraphics paid $121,842 of interest. No payments of taxes were made.

(10) Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 clarifies the application for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). It applies in the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. This statement also amends the disclosure requirements of FAS 123 and APB Opinion 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. PGI has adopted the disclosure provisions of FAS 148 as seen in Note 7, above.

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued consensus 00-21, "Revenue Arrangements with Multiple Deliverables". This task force consensus addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet specified criteria. Arrangement consideration should then be allocated among the separate units of accounting based on their relative fair values, subject to certain limitations. Applicable revenue recognition criteria would then be considered separately for separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003.mangement is currently evaluating the impact of this consensus, but do not expect any significant impact on the financial condition or results of operations upon implementation, if required.

(11) Subsequent Events

During April 2003, Branch Banking & Trust Co. ("BB&T") extended the existing $750,000 asset-based line of credit through June 15, 2003. BB&T has indicated they plan to extend or renew the line of credit for a period of up to 12 months upon completion of required reviews and approval processing.

PGI is currently negotiating the acquisition of certain XMARC technology used in its operations for approximately one year. Due to concerns with the response and development pace of the XMARC products, PGI approached HPI Holding SA, Glendower Ltd of the United Kingdom and Xmarc Ltd. with a proposal to acquire this technology. PGI is negotiating the a) acquisition of selected intellectual property, trademarks, and a licensing agreement of Xmarc based on a future royalty stream, b) the employment of key source code developers of the Xmarc products and c) the provision of fee-based professional services to the new organization and its clients. A transaction is expected to be completed during the third quarter. Related to these intentions, PGI has employed the key source code developers of the XMARC products to ensure that PGI's current interest in such products is protected. As part of the proposed acquisition, PGI together with other parties formed and registered a new company, Xmarc Services Ltd., to ensure that the European customer base for the XMARC product receives the same quality of service and expertise that PlanGraphics is known to deliver.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of March 31, 2003 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Cash Flow

As of March 31, 2003 we had a net working capital deficit of $301,505 as compared to positive net working capital of $427,735 at September 30, 2002 and to net working capital of $1,072,334 at March 31, 2002. The underlying reason for the decrease in working capital was the operating loss which occurred as a direct consequence of delays in contract awards for certain projects from our public sector clients experiencing reduced tax revenue receipts. As a consequence, current assets decreased $934,321 while current liabilities decreased only $205,281 as we incurred additional costs and expenses during the six month period. Changes in accounts causing the reduction in working capital were: accounts receivable decreased $917,125 due to our collections on open accounts; current maturities of notes payable decreased $226,032 due to liquidation of the $200,000 bridge loan; accounts payable decreased $112,866 due to our payments on accounts offset by additional new payables; and accrued expenses and deferred revenue increased $88,497 and $45,332, respectively.

In the six months ended March 31, 2003, operations provided net cash of $295,194, as compared to $1,170,881 used in operations in the period ended March 31, 2002. This significant decrease in cash use was primarily related to the application of funds received from the shareholder rights offering to pay down liabilities, accrued expenses and accounts payable during the prior year period that was not repeated during the current period. In the current year aged receivables were collected from long-standing customers. Our accounts receivable at March 31, 2003 decreased $917,125 since September 30, 2002 after collection of $1,403,948 from a principal client.

In the period ended March 31, 2003, net cash used in investing activities was $39,911 as compared to $62,218 of net cash used in investing activities in the period ended March 31, 2002. Decreased equipment purchases accounted for the change.

Financing activities in the period ended March 31, 2003 used $259,021 as compared to net cash of $2,056,081 provided by financing activities in the period ended March 31, 2002. Cash proceeds of $2,438,581 provided by the rights offering during the prior year period caused the significant decrease at March 31, 2003, coupled with the liquidation of the temporary bridge loan of $200,000.

Historically, our accounts receivable have been more than adequate to cover our line of credit and management believes that this will continue to be the case. Accounts receivable balances at March 31, 2003 and 2002, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 75 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in elevation and aging of the billed accounts receivable balance, our history reflects consistent collectability of the receivable balances. Work-in-process represents work that has been performed but not yet billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity; a substantial portion reflects the preparation of financial statements at month end prior to billing for that monthly period occurring early in the subsequent month.

As of March 31, 2003 our accounts receivable were $2,287,935 inclusive of work-in-process. During the current period billed receivables in arrears greater than 60 days were reduced from $992,284 at September 30, 2002 to $219,677, and no client accounted for more than $59,276 at March 31, 2003. Certain delays in payment are associated with a number of factors, reflecting the financial strains of public sector organizations, typical procedural matters and the general slow-down normally experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

The elevated levels of aged accounts receivable experienced during the prior fiscal year and prior to the recent large collections of receivables during this fiscal year placed severe cash flow constraints on the Company requiring it to closely manage its expenses and payables. In addition, we raised temporary financing through a $200,000 bridge loan. The bridge loan, from BB&T has since been liquidated. As management anticipated, the addition to the credit line was sufficient for the needs of the business pending the collection of a large receivable that was due from one client and has since been received.

Capital Resources

PlanGraphics obtained an asset-based line of credit on February 15, 2002 with BB&T for $750,000. On April 10, 2003, BB&T extended the line of credit through June 15, 2003 and indicated that at that time they plan to renew the note or extend it for a period of up to 12 months upon completion of appropriate processing. See also the Loan Transaction discussion in Item 6, Management Discussion and Analysis in our Form 10-KSB for the fiscal year ended September 30, 2002.

As of March 31, 2003, our cash and cash equivalents of $57,068 were slightly lower than the September 30, 2002 balance of $60,806.

Operations Outlook

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems, or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Despite the present economic stress on our primary customer base, the public sector, we expect continuing and increased future expenditures in the service areas where we are most significantly involved. These include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. Our move into the federal market was well timed and we believe that market will eventually produce additional work flow for the company in response to Homeland Security and similar needs for spatial information systems.

Clearly, the market for IT projects and capabilities throughout the US has been impeded by an extended recession and downturn of business activities. Moreover, the constrained economy is having significant impact on the financial resources and budgets of our traditional customers--state, city and county governments. As a result, business opportunities are fewer and competition for them increased and awarded projects have been slowed or project starts postponed in order to reduce expenditures.

Management has taken steps to better align operating costs with reduced revenues within the context of preserving key management, staff and capabilities and positioning the company for business in areas where funding is available in our traditional markets and in business environments not directly affected by the US economy, such as international and federal projects. Operating cost savings will be accomplished through reduction in force by attrition and furlough and by elimination or reduction of service contractor fees, reduction in benefits and temporary and voluntary salary reductions, among other efforts. The effect of these reductions is expected to be evident in the third quarter and will continue through the end of the fiscal year.

As of March 31, 2003, we had work backlog and assignments of approximately $18.6 million, increased significantly from the $9.2 million reported for September 30, 2002, and from the $11.2 million as of March 31, 2002. Of the $18.6 million, approximately $13.6 million is unfunded at this time. Funding of certain contracts and delivery orders occurs periodically throughout the year or the life of the contract, reflecting budgetary processes and intra-client funding transfer procedures. The bulk of the unfunded project work is associated with a $15.3 million New York City contractual arrangement. Of the total backlog and assignments, we expect to complete approximately $7.0 million of the backlog within 12 months. Revenue from existing backlog and assignments will be recognized through the fiscal year ending September 30, 2005. We report backlog based on executed and funded contracts and work orders. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles that are, at posting, unfunded. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. As most orders are from existing or previous customers with whom we have a good relationship, we do not anticipate cancellation of such contracts or order assignments.

We believe the agreement licensing to us the exclusive North American rights to XMARC intellectual property (IP) and spatial integration software components for use in the public sector and utility markets has provided us with increased access to federal, state and local government clients in addition to commercial enterprises as well as revenue from maintenance of existing XMARC systems already in the field. Over the past year, we have had good success with the product. We have used the Xmarc product in a geographic search tool (GGS) for cartographic and map products for the National Imagery Management Agency (NIMA). We have successfully used both Xmarc and other commercial products in a pilot demonstration of a web browser interface into multiple spatial databases residing in multiple formats at multiple physical locations in multiple political jurisdictions for the State of Oregon's Department of Administration. Xmarc technology serves as a keystone to our product offering for emergency management and response, Spatial Templates for Emergency Preparedness (STEPs). STEPs is a methodology and product offering providing situational awareness through Internet access to rich content, unstructured, and spatially enabled data. More recently, we have embedded the Xmarc technology into a very demanding and high-volume transactional environment in New York City's non-emergency 311 call center.

PlanGraphics as a user of the XMARC technology has been concerned with the response and development pace of the XMARC products. Moreover, we began to sense that there may be insufficient momentum for the product in its traditional European and Australian markets to assure its continued viability. As a result, and working with the owners of the Intellectual Property (IP), HPI Holding SA of Switzerland, PlanGraphics is in the process of acquiring ownership of the intellectual property for selected XMARC products. We have also employed the key source code developers of the XMARC products to ensure that PGI's current interest in such products is protected. As part of the proposed acquisition, PGI has also taken a minority position in a new UK-based service company, Xmarc Services Ltd., to ensure that the European customer base for the XMARC product receives the same quality of service and expertise that PlanGraphics is known to deliver.

Currently, we plan to grow internally, through strategic alliances and through acquisitions that enhance shareholder value. We have made substantial progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Further, our past marketing efforts in China continue to yield results measured by increased sales to current clients and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated. We believe the current SARS situation is temporary and will not materially affect our projects and markets in China. In addition, PlanGraphics has taken specific steps to position ourselves for strategic alliances, joint ventures as well as the retention of third party advisors.

                              Results of Operations

Results of Operations for the First Half of Fiscal Year 2003

Operating revenue for the first half of FY 2003 amounted to $3,490,232 an 18% decrease from $4,280,855 for the first half of FY 2002. This decrease is related to slowed tax revenue receipts in our public sector clients due to lagging economic conditions that have in turn impeded their ability to fund new work.

Our total operating costs and expenses amounted to $4,096,220 or 117% of revenue, compared to 95% of revenue a year ago. The costs reflect an increase of $21,716 in operating costs and expenses from the prior year period, or 0.5%. Comparing year to year, the major variances were $174,993, or 7%, decrease in direct contract costs as we reduced subcontractor work in response to reduced revenues, a $91,784 or 17% decrease in general and administrative costs resulting from reduced audit, legal and investor relations costs and from reduced overhead recorded by our subsidiary; offsetting increases in salaries and employee benefits of $209,231 due to increased staffing for pending projects and our manpower investment in XMARC; marketing for $68,294 as we increased sales and business development efforts in a sluggish economy, and other expenses of $10,968 due to amortization of XMARC acquisition costs and increased equipment depreciation over the prior year period.

We incurred an operating loss of $605,988 as compared to last fiscal year's first half operating income of $206,351, a decrease of $812,339. The decrease is primarily related to reduced revenues during the current period.

Interest expense decreased from that of the prior year by $42,734 as a result of a decrease in the average outstanding balance of our line of credit as compared to the prior year period and lower interest rates.

We reported net loss of $710,533 for the current period as compared to a net income of $47,859 during the prior period, a decrease of $758,392. The marked decrease resulted principally from the decreased revenue attributed to public sector clients holding contracted work in abeyance as they coped with lagging tax receipts.


Result of Operations for the Quarter Ended March 31, 2003

Revenues

Our revenues decreased $320,046 or 15% from $2,160,639 for the quarter ended March 31, 2002 to $1,840,593 for the quarter ended March 31, 2003. This decrease was related to delays in authorizations to proceed on certain new orders and work assignments caused by customers dealing with internal processing and approval requirements and by constrained tax revenue collections in the public sector impeding initiation of new work.

Deferred revenue increased $45,332 to $496,161 from the beginning of fiscal year balance of $450,829. We expect the deferred revenue to be earned and recorded as revenue during the ensuing quarters.

Costs and Expenses

The costs and expenses for the quarter ended March 31, 2003 amounted to $2,215,045, an increase of $121,407 compared to $2,093,638 for the quarter ended March 31, 2002. This 6% increase versus the 15% decrease in revenue for the period is a result of decision to retain key technical staff, continue our increased levels of marketing and selling and placing additional effort in developing proprietary tools and service offerings.

Direct contract costs remained static. Salaries and benefits increased by approximately $195,196, or 60%, due to staffing in anticipation of work on pending projects and our staffing investment in XMARC. General and administrative expenses decreased by $101,443, or 34% due to reductions in legal, audit and investor relations costs; while marketing expense increased $18,133, or 27%, as we took steps to enhance marketing and sales activities of the company for increased revenue in the future; and, finally, other operating costs increased by $3,962 or 7% due to amortization of legal costs to acquire the North American XMARC rights and increased equipment depreciation over the prior year.

Net loss

Our operating loss for the quarter ended March 31, 2003 was $374,452 compared to an operating income of $67,001 for the prior year period. This change is directly attributable to the lack of anticipated revenues noted above resulting from awarded contract work held in abeyance by certain customers coping with budget limitations.

Interest expense amounted to $68,068 in the current quarter up slightly from $59,872 during the same period of the prior year.

We incurred a net loss of $419,276 for the quarter ended March 31, 2003 as compared to net income of $9,925 for the prior year period. The impacts noted above account for the change from net income to a net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2003 and FY 2002

We have net operating loss carryforwards of approximately $11.5 million as of March 31, 2003 versus $10.8 million at September 30, 2002 (See Note E to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2002). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended March 31, 2003.

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

PART II- OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual shareholders' meeting on April 29, 2003, a total of 73,102,215 shares, or 75.2%, of the 97,214,418 shares of common stock outstanding on the record date were voted either in person or by Proxy. Shareholders' voting results were as follows on the only item presented to shareholders for a vote at the meeting:

         Nominees to the Board of Directors:
              1. John C. Antenucci:  72,238,145 for and 844,000 withheld.
              2. Gary S. Murray: 72,231,125 for and 871,000 withheld.
              3. Raymund E. O'Mara 72,258,135 for and 844,000 withheld.
              4. William S. Strang 72,258,125 for and 844,000 withheld.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit 10.1, Branch Banking &Trust Note Modification Agreement, dated April 10, 2003, and filed on page 18 of this report.

Exhibit 99.1, Sarbanes-Oxley Certification for the principal executive officer, dated May 8, 2003, and filed on page 22 of this report.

Exhibit 99.2, Sarbanes-Oxley Certification for the principal financial officer, dated May 8, 2003, and filed on page 23 of this report.

(b) Reports on Form 8-K filed since the beginning of the current quarter:

Form 8-K, dated December 30, 2002 and filed on January 2, 2003 announcing award of $15.4 million of work from the City of New York, Department of Information Technology and Telecommunications.

Form 8-K, dated January 7, 2003 and filed on January 8, 2003 announcing fiscal year 2002 operating results and the New York contract award discussed in a conference call for investors and shareholders on January 7, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLANGRAPHICS, INC.

Dated: May 15, 2003

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



Date: May 15, 2003

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



Date: May 15, 2003

                                         /s/ Fred Beisser
                                         ----------------
                                         Frederick G. Beisser
                                         Senior Vice President - Finance
                                         (principal financial officer)