Form 10QSB
period 2003-06-30
PLANGRAPHICS INC
filed 2003-08-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

     97,214,418 shares of common stock were outstanding as of July 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                           Number of pages in this report is 20.

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

                                Table of Contents





Cautionary Note About Forward-Looking Statements                              2


Part I Financial  Information                                                 4


   Item 1. Financial Statements                                               4


    Condensed and Consolidated Balance Sheets                                 4


    Condensed and Consolidated Statements of Operations                       5


    Condensed and Consolidated Statements of Cash Flow                        6


    Notes to Condensed and Consolidated Financial Statements                  7


   Item 2. Management Discussion and Analysis                                10

   Item 3. Controls and Procedures                                           15

Part II Other Information                                                    15

   Item 4.  Submission of Matters to a Vote of Shareholders                  15

   Item 6.  Exhibits and Reports on Form 8-K                                 15

   Signature Page                                                            16

   Exhibits                                                                  17


Part I
Financial Information
Item 1. Financial Statements
                                        PLANGRAPHICS, INC.
                             Condensed and Consolidated Balance Sheets


                                    CONSOLIDATED BALANCE SHEETS


                                                                      June 30        September 30
         ASSETS                                                         2003             2002
CURRENT ASSETS                                                       (Unaudited)       (Audited)
  Cash and cash equivalents                                          $      1,623    $     60,806
  Accounts receivable, net                                              3,179,902       3,205,060
  Prepaid expenses and other                                               88,494         115,236
                                                                     ------------    ------------
         Total current assets                                           3,270,019       3,381,102
                                                                     ------------    ------------
PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                 1,866,667       1,866,667
  Equipment and furniture                                                 889,070         849,159
  Other leased assets                                                        --           255,602
                                                                     ------------    ------------
                                                                        2,755,737       2,971,428
    Less accumulated depreciation and amortization                      1,515,398       1,599,673
                                                                     ------------    ------------
                                                                        1,240,339       1,371,755
                                                                     ------------    ------------
OTHER ASSETS
  Goodwill, net of accumulated amortization of $1,510,446               3,948,343       3,948,343
  Software                                                                250,000            --
  Other                                                                   443,672         115,181
                                                                     ------------    ------------
                                                                        4,392,015       4,063,524
                                                                     ------------    ------------
                                                                     $  8,902,373    $  8,816,381
                                                                     ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                 $    785,381    $    880,082
  Notes payable - related parties                                         160,000            --
  Obligations under capital lease - related party, current                129,063         117,103
  Accounts payable                                                        818,850         920,886
  Accrued payroll costs and vacations                                     669,664         472,162
  Accrued expenses                                                        315,638         112,305
  Deferred revenue and prebillings                                        642,269         450,829
                                                                     ------------    ------------
         Total current liabilities                                      3,520,865       2,953,367
                                                                     ------------    ------------
LONG-TERM LIABILITIES
   Long-term obligations under capital leases - related
     party, less current maturities                                     1,257,681       1,356,030
   Other long-term liabilities                                            200,000            --
                                                                     ------------    ------------
         Total long-term liabilities                                    1,457,681       1,356,030
                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible preferred stock, $.001 par value, 20,000,000 shares
      authorized, no shares issued or outstanding                            --              --
   Common stock, no par value, 2,000,000,000 shares authorized,
      97,214,418 shares issued and outstanding                         20,688,118      20,688,118
   Notes receivable for equity transactions                              (182,750)       (183,750)
   Accumulated deficit                                                (16,581,541)    (15,997,384)
                                                                     ------------    ------------
                                                                        3,923,827       4,506,984
                                                                     ------------    ------------
                                                                     $  8,902,373    $  8,816,381
                                                                     ============    ============

See accompanying notes to financial statements


                                             PLANGRAPHICS, INC.
                            Condensed and Consolidated Statements of Operations
                                                (Unaudited)


                                                  For the three and nine month periods ended June 30,
                                                  Nine months ended                Three months ended
                                                2003             2002             2003             2002
                                           -------------    -------------    -------------    -------------

Revenues                                   $   5,744,036    $   6,286,319    $   2,253,804    $   2,005,464

Cost of sales:
  Direct contract costs                        3,632,545        3,801,569        1,299,087        1,293,118
  Salaries and employee benefits               1,470,378        1,234,118          468,988          441,959
  General and administrative expenses            710,669          743,136          251,600          267,618
  Marketing expenses                             236,923          238,000           56,036           50,073
  Other operating expenses                       182,866          178,011           61,450           67,562
                                           -------------    -------------    -------------    -------------
         Total costs and expenses              6,233,381        6,194,834        2,137,161        2,120,330
                                           -------------    -------------    -------------    -------------
         Operating income (loss)                (489,345)          91,485          116,643         (114,866)
                                           -------------    -------------    -------------    -------------

Other income (expense):
  Other income                                    94,423           21,877           67,990            6,657
  Interest expense                              (189,235)        (253,308)         (58,257)         (79,596)
                                           -------------    -------------    -------------    -------------
                                                 (94,812)        (231,431)           9,733          (72,939)
                                           -------------    -------------    -------------    -------------

         NET INCOME (LOSS)                 $    (584,157)   $    (139,946)   $     126,376    $    (187,805)
                                           =============    =============    =============    =============

Basic earnings (loss) per common share     $       (0.01)   $       (0.00)   $        0.00    $       (0.00)
                                           -------------    -------------    -------------    -------------
Diluted earnings (loss) per common share   $       (0.01)   $       (0.00)   $        0.00    $       (0.00)
                                           -------------    -------------    -------------    -------------

Weighted average number of shares of
  common stock outstanding:

  Basic earnings (loss) per share             97,214,418       53,125,528       97,214,418       97,076,792
                                           =============    =============    =============    =============
  Diluted earnings (loss) per share           97,214,418       53,125,528      105,370,844       97,076,792
                                           =============    =============    =============    =============



See accompanying notes to financial statements


                                   PLANGRAPHICS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Nine Months ended June 30,

                                                                       2003           2002
Cash flows provided by (used in) operating activities:          (Unaudited)    (Unaudited)
  Net income (loss)                                            $  (584,157)   $  (139,946)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  174,709        171,541
    Stock options and warrants for services                           --           33,527
    Amortization of debt discount                                     --           46,250
    Cancellation of debt                                           (23,665)          --
    Write off of accounts receivable                                22,975           --
    Changes in operating assets and liabilities
      Accounts receivable                                            2,183       (967,068)
      Prepaid expenses and other                                    26,742        (63,520)
      Other assets                                                 (81,873)         4,184
      Accounts payable                                            (102,036)      (636,167)
      Accrued expenses                                             350,835       (427,297)
      Deferred revenue and prebillings                             191,440        218,731
                                                               -----------    -----------
         Net cash provided by (used in) operating activities       (22,847)    (1,759,765)
                                                               -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                           (39,911)      (127,719)
                                                               -----------    -----------
         Net cash used in investing activities                     (39,911)      (127,719)
                                                               -----------    -----------

Cash flows provided by (used in) financing activities:
  Checks written against future deposits                              --          (24,100)
  Proceeds from debt                                             2,164,000      1,349,999
  Payments on debt                                              (2,235,036)    (1,683,533)
  Payments on obligations under capital lease                      (86,389)          --
  Proceeds from related party note payable                         160,000           --
  Proceeds from rights offering, stock to be issued                  1,000      2,438,581
                                                               -----------    -----------
         Net cash (used in) provided by financing activities         3,575      2,080,947
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents               (59,183)       193,463
Cash and cash equivalents at beginning of period                    60,806         18,799
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $     1,623    $   212,262
                                                               ===========    ===========


See accompanying notes to financial statements

                                            6

                               PLANGRAPHICS, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS


(1) Condensed and Consolidated Financial Statements

The accompanying unaudited condensed and consolidated financial statements for PlanGraphics, Inc. ("PGI") and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. Management believes that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September 30, 2003. These statements should be read in conjunction with the financial statements and footnotes included in the fiscal year 2002 annual report filed on Form 10-KSB.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                                       June 30      September 30
                                                          2003              2002
                                                     ----------       ----------
                                                     unaudited           audited
Contract Receivables:
   Billed                                            $2,670,076       $1,954,417
   Unbilled                                             544,301        1,264,252
                                                     ----------       ----------
                                                      3,214,377        3,218,669

Less allowance for doubtful accounts                     34,475           13,609
                                                     ----------       ----------

Accounts receivable, net                             $3,179,902       $3,205,060


Deferred revenue amounts were $642,269 and $450,829 at June 30, 2003 and September 30, 2002, respectively, and represents amounts billed in excess of amounts earned.

PlanGraphics has historically received greater than 10% of annual revenues from one or more customers. The City of New York's Department of Information Technology and Telecommunications (NYDOITT) accounted for 43% of revenue for the three month period ended June 30, 2003, compared to NYDOITT and Kentucky OGIS who accounted for 26% and 14%, respectively, for the three month period ended June 30, 2002. In addition, at June 30, 2003, the NYDOITT accounted for 41% of accounts receivable, compared to NYDOITT and Sichuan Urban Environment Project who accounted for 46% and 10%, respectively, of accounts receivable at June 30, 2002. NYDOITT is the largest current customer and the revenues from NYDOITT represent services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not readily apparent from the financial reports.

(3) Goodwill

As a result of operating losses incurred in the nine-month period ended June 30, 2003, the Company will consider reviewing its goodwill for potential impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets , depending on the effectiveness of management's plans for returning the Company to profitability. If the results of this testing indicate that potential impairment exists, the Company will record any impairment charges by September 30, 2003.

(4) Provision for Income Taxes

At the beginning of this fiscal year PGI had net operating loss carryforwards of $10.8 million with expirations through 2022. At June 30, 2003, the amount of the net operating loss carryforward balance is estimated at $11.4 million. Since PGI is unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, management recorded a valuation allowance equal to the net deferred tax assets at September 30, 2002 and June 30, 2003. As a result, no provision or benefit for income tax has been recorded for the nine months ended June 30, 2003.

(5) Lease Obligations

PGI leases various equipment as well as facilities under capital and operating leases that expire through the year 2007 as noted in Note F to the Consolidated Financial Statements in Form 10-KSB for the fiscal year ended September 30, 2002.

(6) Related Party Transactions

During the quarter ended June 30, 2003 the company borrowed an aggregate of $160,000 from officer officer and an employee. The loans are evidenced by two demand notes, one in the original principal amount of $95,000 payable to the Company's president and CEO and the second in the original principal amount of $65,000 payable to an employee of the Company's subsidiary. The notes bear interest at 4.5% per annum due on demand. The amount owed to the officer of the subsidiary was paid in full subsequent to the end of the quarter. The president and CEO loaned an additional $60,000 to the Company subsequent to the end of the quarter and that amount is evidenced by an additional demand note with terms substantially similar to the first.

(7) Net Income and Loss Per Common Share.

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of all warrants and options outstanding and exercisable at June 30, 2003 and 2002, was 12,619,302 and 8,536,645, respectively.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                                           Periods ending June 30,
                                                   Nine months                Three Months
                                               2003          2002          2003          2002
                                           -----------   -----------   -----------   -----------
Basic EPS share quantity                    97,214,418    53,125,528    97,214,418    97,076,792
Effect of dilutive options and warrants*             0             0     8,156,426             0
                                           -----------   -----------   -----------   -----------

Diluted EPS share quantity                  97,214,418    56,860,485   105,370,844    97,076,792


*As PGI incurred a net loss in all periods except for the three month period ended June 30, 2003, none of the outstanding options or warrants were included in the computation of diluted earnings per share for those periods as their effect would be anti-dilutive. The computation of diluted shares outstanding at June 30, 2003 includes 3,857,212 of in-the-money warrants and 4,299,214 of in-the-money options while the remaining options and warrants issued and outstanding at that date are excluded because their exercise prices exceeded the closing price at that date.

(8) Stock Based Compensation

PGI applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation cost is not reflected in its net income for options granted to officers and directors from stock option plans for the periods presented, as the options have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three and nine month periods ended June 30, 2003 and 2002, respectively: risk-free interest rates of 2.75% and 1.75%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 121% and 134%; and expected life of the options varying from three to five years.

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

Had the expense for PGI's stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation," its net income (loss) and net income
(loss) per share would have been reported at the pro forma amounts indicated below:

                                           Nine Months Ended        Three Months Ended
                                           2003          2002        2003         2002
                                        ------------------------  -----------------------
Net income (loss):
  As reported                           $(584,157)    $(139,946)  $126,376     $(187,805)
  Incremental Compensation Expense      $  51,271     $ 231,345   $ 16,711     $  82,245
                                        ========================  =======================
  Pro forma                             $(635,428)    $(371,291)  $109,665     $(270,050)
                                        ========================  =======================

Basic income (loss) per share:
  As reported                             $ (0.01)        $ -         $ -          $ -
                                        ========================  =======================
  Pro forma                               $ (0.01)        $ -         $ -          $ -
                                        ========================  =======================

Diluted income (loss) per share
  As reported                             $ (0.01)        $ -         $ -          $ -
                                        ========================  =======================
  Pro forma                               $ (0.01)        $ -         $ -          $ -
                                        ========================  =======================

(9) Supplemental Cash Flow Information

During the nine months ended June 30, 2003, PlanGraphics paid $183,597 of interest. No payments of taxes were made. PlanGraphics also incurred a long-term liability of $250,000, of which $50,000 are included in accrued expenses and the balance in other long-term liabilities, for the acquisition of Xmarc software in Europe in a non-cash transaction.

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

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued consensus 00-21, "Revenue Arrangements with Multiple Deliverables". This task force consensus addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet specified criteria. Arrangement consideration should then be allocated among the separate units of accounting based on their relative fair values, subject to certain limitations. Applicable revenue recognition criteria would then be considered separately for separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. Management is currently evaluating the impact of this consensus, but do not expect any significant impact on the financial condition or results of operations upon implementation, if required.

(11) Subsequent Events

During June 2003, Branch Banking & Trust Co. ("BB&T") extended the existing $750,000 asset-based line of credit through December 15, 2003. BB&T has indicated that it plans to extend or renew further the line of credit for an additional period of up to 12 months upon completion of required reviews and approval processing.

PGI has acquired certain XMARC technology that it has used in its operations for approximately nineteen months. Due to concerns with the response and development pace of the XMARC products, PGI approached HPI Holding SA and Glendower Ltd of the United Kingdom with a proposal to acquire this technology. The transaction includes: a) acquisition of selected Xmarc software based on a future royalty stream, b) the employment of key source code developers of the Xmarc products and c) one-third ownership and the provision of fee-based professional services to a new European reseller organization, XMARC Services Ltd ("XSL") and its clients. The transaction is effective April 1, 2003 and the transfer of the software occurred on June 30, 2003. PGI acquired the software for $250,000 payable over five years. PGI has already employed the key source code developers of the XMARC products for several months to ensure that PGI's current interest in the products is protected. As part of the acquisition, PGI together with other parties formed and registered a new company, Xmarc Services Ltd., to ensure that the European customer base for the XMARC product receives the same quality of service and expertise that PlanGraphics is known to deliver.

Subsequent to the end of the quarter, the president and CEO loaned an additional $60,000 to the Company and the loan is secured by a demand note bearing interest at 4.5% per annum. Also, subsequent to the end of the quarter, the Company paid the entire balance owed to the officer of the subsidiary.

During August our major customer paid several invoices that had been outstanding over 90 days for a total payment of $272,589. We also collected a $72,191 payment for an aged receivable from another customer.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of June 30, 2003 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Cash Flow

As of June 30, 2003 we had working capital deficit of $250,846 as compared to positive net working capital of $427,735 at September 30, 2002 and $687,996 at June 30, 2002. The underlying reason for the decrease in working capital was the operating loss which occurred as a direct result of delays in contract awards for certain projects from our public sector clients experiencing reduced tax revenue receipts. Consequently, current assets decreased $111,083 while current liabilities increased $567,498 as we incurred additional costs and expenses during the nine month period. Changes in accounts causing the reduction in working capital were: current maturities of notes payable decreased $94,701 after liquidation of the $200,000 bridge loan; accounts payable decreased $102,036 due to our payments on accounts offset by additional new payables; and accrued expenses and deferred revenue increased $203,333 and $191,440, respectively. Accrued payroll costs and benefits increased $197,502 in response to the deferred disbursement of payrolls for certain officers and mangers in order to deal with temporary cash shortages. During the quarter two officers of the Company loaned a total of $160,000 in a transaction evidenced by demand notes.

In the nine months ended June 30, 2003, operations provided net cash of $58,831, as compared to $1,759,765 used in operations in the period ended June 30, 2002. This significant decrease in cash use was primarily related to the application of funds received from the shareholder rights offering to pay down liabilities, accrued expenses and accounts payable during the prior year period that was not repeated during the current period. Our accounts receivable at June 30, 2003 decreased slightly since September 30, 2002 after collection of $1,403,948 from a principal client which has since been offset by rising account receivable balances caused by delays in collections from certain customers who are dealing with constrained revenues and administrative procedures with inherent built-in delays. Subsequent to the end of the quarter, our largest customer resolved conditions impeding payment and we collected $272,589.

In the period ended June 30, 2003, net cash used in investing activities was $39,911 as compared to $127,719 of net cash used in investing activities in the period ended June 30, 2002. Decreased equipment purchases accounted for the change.

Financing activities in the period ended June 30, 2003 used $78,103 as compared to net cash of $2,080,947 provided by financing activities in the period ended June 30, 2002. Cash proceeds of $2,438,581 provided by the rights offering during the prior year period caused the significant decrease at June 30, 2003, coupled with the liquidation of the temporary bridge loan of $200,000 and proceeds received from the $95,000 loan by a related party.

Historically, our accounts receivable have been more than adequate to cover our line of credit and management believes that this will continue to be the case. Accounts receivable balances at June 30, 2003 and 2002, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 75 to 90 days after invoicing. Although we are presently experiencing delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in elevation and aging of the billed accounts receivable balance, our history reflects consistent collectability of the receivable balances. Work-in-process represents work that has been performed but not yet billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity; a substantial portion reflects the preparation of financial statements at month end prior to billing for that monthly period occurring early in the subsequent month.

As of June 30, 2003 our net accounts receivable were $3,179,902 inclusive of work-in-process. During the current period billed receivables in arrears greater than 60 days were reduced from $992,284 at September 30, 2002 to $833,379, and no client accounted for more than $575,285 over 60 days old at June 30, 2003. Certain delays in payment are associated with a number of factors, reflecting the financial strains of public sector organizations, typical procedural matters and the general slow-down normally experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with delays in timeliness. Subsequent to the end of the quarter, we received a total of $272,589 for overdue invoices from our major client and $72,192 from another client.

The elevated levels of aged accounts receivable experienced during the prior fiscal year and during the current fiscal year have placed severe cash flow constraints on the Company requiring it to closely manage its expenses and payables. Previously, we raised temporary financing through a $200,000 bridge loan. The bridge loan, from BB&T has since been paid in full.

Capital Resources

PlanGraphics obtained an asset-based line of credit on February 15, 2002 with BB&T for $750,000. On June 15, 2003, BB&T extended the line of credit through December 15, 2003 and indicated that at that time they plan to renew the note or extend it for a period of up to 12 months upon completion of appropriate processing. See also the Loan Transaction discussion in Item 6, Management Discussion and Analysis in our Form 10-KSB for the fiscal year ended September 30, 2002.

As of June 30, 2003, our cash and cash equivalents had decreased to $1,623 and were markedly lower than the September 30, 2002 balance of $60,806. This is a reflection of the extended delay of payments due from our major customer, management's intense attention to cash flows, putting every available dollar to work and making the float timing work for us. Subsequent to the end of the quarter we collected a total of $344,781 in overdue invoices.

Operations Outlook

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems, or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Despite the present economic stress on our primary customer base, the public sector, we expect continuing and increased future expenditures in the service areas where we are most significantly involved. These include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. Our move to enter the federal market was well timed and we believe that market will eventually produce additional work flow for the company in response to Homeland Security and similar needs for spatial information systems.

Clearly, the market for IT projects and capabilities throughout the US has been impeded by an extended recession and downturn of business activities. Moreover, the constrained economy is having a significant impact on the financial resources and budgets of our traditional customers--state, city and county governments. As a result, business opportunities are fewer and competition for them increased and awarded projects have been slowed or project starts postponed in order to reduce expenditures. On the other hand, these same entities are now realizing they can significantly reduce overall information technology and services costs by implementing single shared systems and databases to eliminate the unnecessary costs of competing and redundant IT operations.

Management has taken the difficult steps to reduce and to align operating costs with reduced revenues within the context of preserving key management, staff and capabilities and positioning the company for business in areas where funding is available in our traditional markets and in business environments not directly affected by the US economy, such as international and federal projects. Operating cost savings will be accomplished through reduction in force by attrition and furlough and by elimination or reduction of service contractor fees, reduction in benefits and temporary and voluntary salary reductions, among other efforts. The effect of these reductions is evident in this quarter's results and is expected to continue through the end of the fiscal year.

As of June 30, 2003, we had work backlog and assignments of approximately $17.9 million, increased significantly from the $9.2 million reported for September 30, 2002, and from the $11.2 million as of June 30, 2002. Of the $17.6 million, approximately $12.2 million is unfunded at this time. Funding of certain contracts and delivery orders occurs periodically throughout the year or the life of the contract, reflecting budgetary processes and intra-client funding transfer procedures. The bulk of the unfunded project work is associated with a $15.3 million New York City contractual arrangement. Of the total backlog and assignments, we expect to complete approximately $7.2 million of the backlog within 12 months. Revenue from existing backlog and assignments will be recognized through the fiscal year ending September 30, 2005. We report backlog based on executed and funded contracts and work orders. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles that are, at posting, unfunded. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. As most orders are from existing or previous customers with whom we have a good relationship, we do not anticipate cancellation of such contracts or order assignments.

We believe the acquisition of XMARC software has provided and will continue to provide us with increased access to federal, state and local government clients in addition to commercial enterprises as well as revenue from maintenance of existing XMARC systems already in the field. Our ownership interest in XSL is expected to provide us with a European based revenue stream stemming from professional services delivered to XSL clients. In addition, we expect to receive continued, albeit limited, revenue from resellers of XMARC products worldwide. Over the past year, we have had good success with the product. We have used the Xmarc product in a geographic search tool (GGS) for cartographic and map products for the National Imagery Management Agency
(NIMA). We have successfully used both Xmarc and other commercial products in a pilot demonstration of a web browser interface into multiple spatial databases residing in multiple formats at multiple physical locations in multiple political jurisdictions for the State of Oregon's Department of Administration. Xmarc technology serves as a keystone to our product offering for emergency management and response, Spatial Templates for Emergency Preparedness (STEPs). STEPs is a methodology and product offering providing situational awareness through Internet access to rich content, unstructured, and spatially enabled data. More recently, we have embedded the Xmarc technology into a very demanding and high-volume transactional environment in New York City's non-emergency 311 call center.

PlanGraphics as a user of the XMARC technology was concerned with the response and development pace of the XMARC products. Moreover, we sensed that there may not have been sufficient momentum for the product in its traditional European and Australian markets to assure its continued viability. As a result, and working with the owners of the Intellectual Property (IP), HPI Holding SA of Switzerland, PlanGraphics has acquired ownership of the software for selected XMARC products. We have also employed the key source code developers of the XMARC products to ensure that PGI's current interest in such products is protected. As part of the acquisition, PGI has also taken a minority position in a new UK-based service company, Xmarc Services Ltd., to ensure that the European customer base for the XMARC product receives the same quality of service and expertise that PlanGraphics is known to deliver.

We entered into an agreement with Kentucky Science and Technology Corporation
(KSTC) to research and develop value added products developed from commercial imagery sources that may have commercial viability .In doing so, PlanGraphics is partnering with Murray State University (located in Murray, Kentucky) who has an international reputation in the remote sensing sciences. The agreement provides for payment to us of certain development expenses of approximately $200,000. The agreement also requires our repayment of up to $400,000, including the grant amount, through a royalty stream based on free cash flow if a commercial and sustainable market is developed for the products. Should no viable market be established, repayment of the grant amount is waived.

Currently, we plan to grow internally, through strategic alliances and through acquisitions or other transactions that enhance shareholder value. We have made substantial progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Further, our past marketing efforts in China continue to yield results measured by increased sales to current clients and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated. We believe the recent SARS situation was temporary and will not materially affect our projects and markets in China. In addition, PlanGraphics has taken specific steps to position ourselves for strategic alliances, joint ventures as well as the retention of third party advisors.

                              Results of Operations

Results of Operations for the nine months ended June 30, 2003

Operating revenue for the first nine months of FY 2003 amounted to $5,744,036, a 9% decrease from $6,286,319 for the same period of FY 2002. This decrease is related to slowed tax revenue receipts in our public sector clients due to lagging economic conditions that have in turn impeded their ability to fund and begin new work.

Our total operating costs and expenses amounted to $6,233,381 or 109% of revenue, compared to 99% of revenue a year ago. The costs reflect an increase of $38,547 in total operating costs and expenses from the prior year period, or 1%. Comparing year to year, the major variances were $169,024, or 4%, decrease in direct contract costs as we reduced subcontractor work in response to reduced revenues, a $32,467 or 4% decrease in general and administrative costs resulting from reduced audit, legal and investor relations costs and from reduced overhead recorded by our subsidiary; offsetting increases in salaries and employee benefits of $236,260, or 19% due to increased staffing for pending projects and our manpower investment in XMARC; and other expenses of $4,855 due to amortization of XMARC acquisition costs and increased equipment depreciation over the prior year period.

We incurred an operating loss of $489,345 as compared to last fiscal year's nine month operating income of $91,485, a change of $580,830. The loss is primarily related to lagging revenue generation during the current nine month period.

Interest expense decreased from that of the prior year by $64,073 as a result of a decrease in the average outstanding balance of our line of credit as compared to the prior year period and lower interest rates.

We reported net loss of $584,157 for the current period as compared to a net loss of $139,946 during the prior period, a change of $444,211. The marked decrease in performance resulted principally from the decreased revenue attributed to public sector clients holding contracted work in abeyance as they coped with lagging tax receipts.

Result of Operations for the Quarter Ended June 30, 2003

Revenues

Our revenues increased $248,340, or 12%, from $2,005,464 for the quarter ended June 30, 2002 to $2,253,804 for the quarter ended June 30, 2003. This increase was related to receipt of authorizations to proceed on certain new orders and work assignments as customers completed dealing with internal processing and approval requirements and coincided with the end of the fiscal year for most local and state governments.

Deferred revenue increased $191,440 to $642,269 from the beginning of fiscal year balance of $450,829. We expect the deferred revenue to be earned and recorded as revenue during the ensuing quarters.

Costs and Expenses

The costs and expenses for the quarter ended June 30, 2003 amounted to $2,137,161, an increase of $16,831 compared to $2,120,330 for the quarter ended June 30, 2002. This 1% increase versus the 12% increase in revenue for the period is a result of critical decisions to cut expenses where feasible while still retaining key technical staff, continuing adequate levels of marketing and selling and continuing our efforts to develop proprietary tools and service offerings. The reduction in total cost and expenses achieved its intended effect of achieving profitability for the quarter.

Direct contract costs increased slightly by 1/2%. Salaries and benefits increased by approximately $27,029, or 6%, due primarily to our staffing investment in XMARC. General and administrative expenses decreased by $16,018, or 6% due to reductions in legal, audit and investor relations costs; while marketing expense increased $5,963, or 12%, as we continued marketing and sales activities to position the company for increased revenue in the future; and, finally, other operating costs decreased by $6,112 or 9%.

Net Income

We achieved operating income of $116,643 for the quarter ended June 30, 2003 compared to an operating loss of $114,866 for the prior year period. This change is directly attributable to intense management of project revenue and costs, general and administrative costs and other costs and expenses during the quarter.

Interest expense amounted to $58,257 in the current quarter decreased from $79,596 during the same period of the prior year.

We had net income of $126,376 for the quarter ended June 30, 2003 as compared to a net loss of $187,805 for the prior year period. Close and intense management of all costs and expenses produced the improvement.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2003 and FY 2002

We have net operating loss carryforwards of approximately $11.4 million as of June 30, 2003 versus $10.8 million at September 30, 2002 (See Note E to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2002). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended June 30, 2003.

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

Evaluation of Disclosure Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, and subject to the limitations above, both the company's Chief Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting management to material information required to be included in this Form 10-QSB and other Exchange Act filings.

Changes in Internal Controls

Based upon their most recent evaluation which was completed as of the end of the period covered by this Form 10-QSB and subject to the limitations above, both our Chief Executive Officer and Senior Financial Officer believe that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II- OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit 31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act, dated August 14, 2003.

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act, dated August 14, 2003.

Exhibit 32.1, Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act, dated August 14, 2003.

Exhibit 32.2, Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act, dated August 14, 2003.

(b) Reports on Form 8-K filed since the beginning of the current quarter:

Form 8-K, filed with the SEC on May 19, 2003 announcing second quarter operating results and a conference call for investors and shareholders on May 20, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLANGRAPHICS, INC.

Dated: August 14, 2003




                                           /S/ Fred Beisser
                                           ----------------
                                           Frederick G. Beisser
                                           Senior Vice President-Finance,
                                           Secretary & Treasurer
                                           (principal financial officer)