Form 10KSB
period 2003-09-30
PLANGRAPHICS INC
filed 2005-03-15
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________

Commission file number 0-14273

                               PlanGraphics, Inc.
                               ------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $7,905,661.

As of February 28, 2005, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the closing price of the Common Stock as reported on www.pinksheets.com, was approximately $1,512,670.

As of February 28, 2005 the issuer had outstanding 97,214,418 shares of Common Stock.Documents incorporated by reference: NoneTransitional Small Business Disclosure Format: Yes [ ] ; No [X]

Exhibit index begins on page 42      Total number of pages in this report is 78.

The Company maintains a website at www.PlanGraphics.com where its SEC filings may be accessed at no cost.

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

Forward-looking statements include, but are not limited to, statements in this Form 10-KSB regarding:

o availability of working capital to meet our immediate cash and liquidity needs;
o    our ability to raise funds through debt and equity financing;
o    estimates regarding our financing needs;
o    cancellation of our contracts and order assignments;
o    our ability to compete effectively;
o    the strength of our technical expertise and customer service;
o    the potential fluctuation of the market price of our stock;
o    the evolving market for spatial information management systems;
o    the potential gross profit margin in information technology;
o    fluctuations in exchange rates; and
o    the impact of recent accounting pronouncements.

Although we believe that the expectations that we express in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o    we may not be able to obtain needed financing
o    we may not achieve profitability;
o    we may lose customers or fail to grow our customer base;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology; and
o we may issue a substantial number of shares of our common stock upon exercise of options and warrants, thereby causing dilution in the value of your investment;

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

                                TABLE OF CONTENTS


Cautionary Note About Forward-Looking Statements............................. 2

                                     PART I

Item 1.  Description of Business............................................. 4

              Risk Factors ..................................................12

Item 2.  Description of Properties...........................................15

Item 3.  Legal Proceedings...................................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............15

Item 6.  Management's Discussion and Analysis or Plan of Operation...........16

Item 7.  Financial Statements ...............................................30

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................30

Item 8A. Controls and Procedures ............................................31

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(A) of the Exchange Act ..................32

Item 10. Executive Compensation..............................................34

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Shareholder Matters.....................................37

Item 12. Certain Relationships and Related Transactions......................39

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K....................................41

Item 14. Principal Accountant Fees and Services .............................44

Signatures...................................................................45

Financial Statements.........................................................F-1

Exhibits.....................................................................E-1

                                     PART I


Item 1 - DESCRIPTION OF BUSINESS

The Company

PlanGraphics, Inc. ("PGRA"), a full life-cycle systems integration and implementation firm, provides a broad range of services in the design and implementation of information technology in the public and commercial sectors. Its capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks. Its customers are primarily federal, state and local governments, utilities, and commercial enterprises in the United States and foreign markets requiring locational or "spatial" information. PGRA specializes in the design and development of software applications, databases and data warehouses, and secure data communication networks that manage, access, and use spatial (locational) information assets.

Our website is located at http://www.PlanGraphics.com. Reports we file with the Securities and Exchange Commission via Edgar are available gratis on our website shortly after filing.

(a) Business Development.

We were originally incorporated as DCX, Inc., a Colorado corporation, on December 8, 1981. At that time, we operated in the custom design and contract manufacture of aircraft-related electronic cable assemblies. As DCX, Inc. we operated principally under contracts to defense contractors for United States Department of Defense acquisition programs and for military aircraft maintenance support equipment.

On September 22, 1997, we acquired all of the outstanding shares of PlanGraphics, Inc., a Maryland corporation ("PGI-MD") with headquarters in Frankfort, Kentucky. PGI-MD is a professional services information technology ("IT") company that specializes in the design and implementation of spatial data management systems commonly referred to in our industry as geographic information systems.
  PGI-MD, founded in 1979, developed an early focus on turnkey information technology implementations, with a particular focus on the then-new spatial information management technologies known as geographic information systems ("GIS") and automated mapping/facilities management ("AM/FM") systems.

Since those first projects more than two decades ago, PGI-MD has continually expanded its range and scope, both through helping clients implement promising new technologies (e.g., GIS, geographic position systems ("GPS"), digital orthophotography, high-resolution satellite imagery, data warehousing, and the Internet) as they have become available, and through vigorous pursuit of new methods, approaches, and capabilities as both GIS and IT have become more integrated, more suited to enterprise-wide applications. To date we have managed more than 1,390 projects across a wide range of state and local, Federal and international customers.

Effective as of September 30, 1997, we sold our DCX, Inc. defense electronics manufacturing assets. On June 29, 1998, we changed our name from DCX, Inc. to Integrated Spatial Information Solutions, Inc. On May 2, 2002, after approval by our shareholders, we again changed our name to PlanGraphics, Inc. Our principal business is carried out through PGI-MD. PGI-MD provides design, implementation, and integration of e-government and information technology solutions, principally to state and local governments and public utilities.

We will often use pronouns such as "we," "us," and "our" in this annual report to refer to the parent company, PGRA, together with our operating subsidiary, PGI-MD.

(b) Business of Issuer

Introduction

We offer full project life-cycle information technology solutions, with a focus on spatial information management technologies, including GIS, and AM/FM systems. The Company specializes in Web-enabled GIS and IT applications that integrate and facilitate the access, analysis, and interpretation of disparate data sets.

Spatial information management systems, which include GIS, provide a means for managing and analyzing information by relating the geographic location of a feature or event to other descriptive information. GIS software allows data, in both graphic or map format and alphanumeric data to be combined, segregated, modeled, analyzed and displayed, thus becoming useful information for managers.

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

The International Data Corporation estimates that the worldwide market for spatial information management ("SIM") was estimated at $2.1 billion for 2004 and expected to grow by 10% annually through 2006 (Source: IDC Document 26841, "Worldwide Spatial Information Management Forecast, 2002-2006" ).

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

We believe the information services and technology markets are undergoing significant structural changes with an increasing frequency of outsourcing of many technological and operational functions. These changes create demand for high quality technology advisory services, project design and management and professional services. A recent study suggests that the heaviest near-term growth in IT outsourcing may be set to occur at a more regional level--in state and local governments.

A recent report by market research firm Input predicts that state and local governments will increase their IT outsourcing spending by 17% annually over five years, growing the sector from $10 billion in 2003 to more than $23 billion in 2008. This growth rate far outpaces the commercial outsourcing sector, which has been expanding at about 5% to 7%, and even the federal sector, which has shown growth of as much as 10% (Source: Network World Outsourcing Newsletter, 10/29/03).

With the anticipated growth in the information services market, we have decided to expand the services we offer to meet the growing information and systems integration needs of the public and private sectors by leveraging our e-services capabilities and specialization in spatial information systems for systems that have an enterprise-wide focus that demands interoperability across systems and data sources.

We believe that information technology, which includes both SIM and GIS, continues to be a global market that is rapidly evolving and is becoming the basis for a myriad of new applications and services to solve customer problems and creating additional markets. The migration of GIS technology into the mainstream is creating new opportunities for government agencies to streamline their operations, while providing better access to services for constituents. At the same time, broader use of GIS data by non-specialists is offering new opportunities for companies to develop user-friendly, standardized GIS products that respond to the growth of the marketplace. We are capitalizing on this growing market.

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

According to Washington Technology Report of February 3, 2004, the U.S. President's fiscal year 2005 federal budget earmarked a total of $40 billion for homeland security, an increase of 10% over fiscal year 2004. Of that, $3.6 billion was set aside for major homeland security needs related to first responders to emergencies. These organizations require the same thing, knowing where the issue is located and how to get to it. Although access to the federal funds depends upon planning that meets the federal criteria, some states are reportedly starting to allocate homeland security funding from Washington and to IT investments. As a result, state and local governments are reaching out to companies like PlanGraphics in the private sector for assistance with security solutions. Our experience developed in responding to the World Trade Center attacks places us at the forefront. The National Conference of Mayors reported recently that a number of cities have already begun spending on new security measures ($3.5 billion) without waiting for federal funds.

We believe that our long-standing reputation and technical qualifications will enable us to take advantage of these growth markets. In particular, our domain expertise in the state and local markets will enable us to play a critical role in the convergence of Federal and state and local agencies for IT projects as a result of homeland security and critical infrastructure protection requirements. We believe there is a move toward increased intergovernmental cooperation where we can play an important role in bridging the knowledge gap between state and local and Federal contractors.

Service Areas We Focus On

Our core competencies in IT services, SIM and GIS consulting, cover all stages of the project development life-cycle, and can be summarized as follows:

     |X| Enterprise spatial systems integration, including systems design through testing and operation as well as the migration of legacy systems to new systems;
     |X|  Spatial database management and integration;
     |X| Information Systems that support Emergency Management and Public Safety including assessment, planning, response, and recovery;
     |X| Non-Emergency Information Management Systems supporting decision making and constituent/customer relations;
     |X| Spatial application development, including web deployment for the internet, intranet, and extra-net applications
     |X| Asset management systems for physical, infrastructure and real property information, and
     |X|  Document and work management systems


Overview of Operations

At the core of our solutions and applications are three inter-related capabilities and technologies. The foundation of PGI-MD, for over 25 years, is and continues to be its expertise in SIM, GIS and consulting. We expanded our range and scope of services as GIS and IT became more integrated, which has led to our expansion and focus on broader IT Services. We have developed, acquired, and/or partnered to gain access to proprietary integration tools that enhance our GIS and IT Services. Combined with our proprietary Methodology and Document Management Improvements ("MDMI") methodologies, these services and technologies enable us to offer our customers a comprehensive set of solutions.

|X| IT Services. We provide a full range of system and data integration services from needs assessment to operation and maintenance of IT solutions, particularly those that leverage spatial information assets. Our full life-cycle services include:

     o   Strategic planning                  o   Database design and development
     o   Needs assessment                    o   Applications development and
     o   Requirements analysis                   customization
     o   System design                       o   Data conversion management and
     o   Implementation planning                 QA/QC
     o   Management consulting               o   Training
     o   Project/program management          o   On-site staffing/outsourcing
     o   Integration/Interface design
         and execution

|X| Geographic Information Systems ("GIS") Consulting Services. The development, implementation, and integration of GIS services have been at the core of our primary focus for more than twenty years. From initial consultation on strategy, through the system implementation and integration, we offer a full spectrum of GIS consulting and implementation services to help its clients plan and implement GIS. Our consulting services include the following:

     o   Concept                           o   Development
         -   Strategy and Reengineering        -   System procurement and
                                                   installation
     o   Planning                              -   Data acquisition
         -   Requirements analyses             -   Data quality control/quality
         -   Feasibility studies                   assurance
         -   Applications definition           -   Application design and
         -   Implementation planning               development
                                               -   Web enabling/interfaces
                                               -   Training
     o   Design                            o   Operation and Support
         -   Hardware specifications           -   System administration
         -   Software specifications           -   Database administration and
         -   Data specifications                   maintenance
                                               -   System upgrades and expansion

|X| Enterprise Integration Tools. We utilize a wide span of third party "best of breed" technologies to accomplish unique approaches to spatial data integration. In addition, in 2003 we acquired the XMarc enterprise spatial integration tool kit from a Swiss based investment company, HPI LLC., for use in conjunction with third party GIS and database software which makes multi-platform spatial data more accessible (referred herein as the Xmarc products). We have also developed a number of strategic business partnerships with product and service suppliers which facilitate rapid deployment of technologies and resources on behest of our customers.

In 2003, we acquired the intellectual property and associated assets of XMarc's spatial integration tools. We are using and further developing the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. We make the integration tool kit available to our clients and to third party distributors and value added resellers worldwide. We support existing XMarc contracts and work in progress in North America, Europe and XMarc distributors in Asia-Pacific.

Functional Capabilities and Solutions

We leverage our core capabilities and technologies to deliver solutions in four functional areas: Emergency Management, Non-emergency Information Management, Asset Management, and Enterprise Data Dissemination solutions.

Emergency Management Solutions

We provide broader strategic and tactical support to emergency planning and response organizations at the local and state level, as well as designing and implementing GIS databases to support E911 applications. Our GIS applications, such as STEPS (Spatial Templates for Emergency Preparedness Solutions), are often used to support emergency services (police and fire) in the planning and response to natural and man-induced disasters. Since 9/11, the benefit of integrated GIS technology in supporting emergency services and public safety organizations has become more valuable than ever. PlanGraphics' GIS applications are used in the following areas of emergency management:

o   Emergency planning and risk assessment    o   Impact analysis
o   Emergency operations support              o   Disaster response and citizen
o   Emergency dispatch                            support
o   Tactical/field operations support         o   Damage assessment and recovery


Non-Emergency Information Management Applications

We provide a diverse set of Non-Emergency Information Management applications, ranging from Web-enabled constituent support applications (sometimes grouped under the term "e-government") to decision support tools and methods for environmental compliance.

o Constituent Support Applications. These applications, which typically involve dedicated Web sites, give citizens access to a wide variety of information about government services, facilities, and infrastructure. Emerging systems in this functional area, with which PlanGraphics has expertise, include:

     - "311" information systems, which provide a conduit for citizens to request and/or obtain information about non-emergency government services - anything from inquiries about office hours to bus schedules to reporting non-emergency police matters.

     - Public information systems, such as the "My Neighborhood Statistics" application, which was unveiled in NYC in September 2002, and supported over 400,000 inquiries in the first 24 hours.

Asset Management

We provide applications that address the property records and management of tangible property and infrastructure, such as sewers, water, roads, signs, traffic signals, and land. Our expertise also includes compliance with the relatively new requirements of GASB 34. These applications provide the core functionalities for asset inventory, as well as other functional components that support this core.

o   Inventory                               o   Infrastructure inspection
o   Title/ownership                         o   Work scheduling and work order
o   Legal framework                             management
o   Property surveys and records            o   Document and records management
o   Monitoring


We have implemented and integrated off-the-shelf asset management and work management software packages from companies such as RJN, Hansen, and Synergen. We also have extensive experience in working with other "core technologies" and in integrating commercial software packages and databases, such as:

o Relational database management systems ("RDBMS") with a particular focus on Oracle, DB2, and SQL Server
o GIS, including Oracle Spatial and GIS software from ESRI, Intergraph, MapInfo, and AutoDesk
o Computer-aided drafting and design ("CADD") focusing on standards for import and export of engineering documents

For real property information systems, we have worked extensively with computer-aided mass appraisal and other land management applications that are often integrated with GIS, including development and review, valuation data, permitting, and code compliance.

In the area of facilities and infrastructure, our expertise encompasses engineering document management systems with design and development work using software from multiple document management vendors as well as system modeling and analysis software use and integration, including KYPIPE, SMS, and others.

Enterprise Information Dissemination

The convergence of GIS systems and broader information technology applications, particularly data warehousing and Web-based technologies, has significantly expanded the types of users and organizations seeking access to spatial and geographic information. The key to effective applications in this new environment is the ability for users across an enterprise to more effectively locate and use data that resides in diverse data sets and different formats. We recognized the growing demand for the integration of GIS and other disparate data sources, and quickly responded by developing technical capabilities in this emerging area.

Characteristics of our applications in this area include:

     o An "open system" approach -- independent of specific platforms, operating systems, or applications;
     o Expansive access to both spatial and non-spatial data sets -- integrating data elements of different types, from different sources and locations;
     o    Multiple users' ability to access data simultaneously;
     o Accessibility through various media, e.g., LAN, Internet, intranet, wireless; and
     o    Scalability.

Our Sales and Marketing Approach

We conduct our business development using a principal selling model. In doing so, we draw on PGI-MD's president and on practice managers who manage business units and have sales responsibility. Each of the practice managers is supported by a number of executive consultants who have both business development and executive level service delivery responsibilities. We also develop business and follow-on assignments through our project managers. In addition, we maintain business relationships with suppliers of software, data and professional services, including among others, Oracle, ESRI, Xmarc, Hansen Software and ICTS.

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

Competition in our Markets

The SIM and technology market includes GIS and is divided into two broad categories: the government sector, which includes agencies at all levels and is presently the larger of the two categories; and the commercial sector.

The markets in which we operate are highly competitive and can be significantly influenced by marketing and pricing decisions of competitors that have substantially greater resources. Competitors include small regional firms, independent firms, large information services companies with SIM and GIS services divisions, customer in-house operations and international low-cost providers of GIS services. We believe that competition will intensify in the future. Our ability to compete successfully depends on a number of factors including:

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

We believe that we compete effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness. We have managed more than 1,290 projects across a wide range of state and local, Federal, and international customers. Approximately 85% of our revenue this fiscal year was generated through the public sector, which is comprised of state and local government and public utilities customers. Another 4% of our revenue is generated through international customers, with the majority coming from World Bank-sponsored projects in The People's Republic of China. Our Federal Sector practice is still in its developmental stages, with almost 8% of our revenue base being generated through Federal clients, primarily NIMA and HUD.

Our largest client is New York City ("NYC"), with whom we have enjoyed a nine year relationship. During FY 2003, NYC Department of Information Technology and Telecommuncations (DoITT) and other NYC agencies accounted for approximately 44% of our revenue. With more than $12 million in funded and unfunded NYC backlog and assignmentsin approximately a dozen NYC agencies, we expect to continue our long-standing relationship with this important customer.

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

We have obtained exclusive rights to certain intellectual property and spatial integration software previously owned by a Swiss based investment company, HPI LLC., (referred herein as the XMarc products). We will also diligently protect these proprietary rights as above.

Employees

As of December 31, 2003 we employed 61 full-time employees and 2 part-time employees. Four of our employees are in executive management and three have practice management responsibilities. An additional eight employees are executive consultants. We employ three individuals dedicated to sales and marketing. 28 employees serve in varying capacities as consultants and system developers and 18 others are partially billable to clients. Approximately 20% of our work is subcontracted out to business partners or independent consultants.

Our Executive Management Team members, who are responsible for overseeing and guiding corporate management and strategy, have an average of 23 years of industry experience and more than 11 years of tenure with PlanGraphics. In addition, our Sector Vice Presidents, who are responsible for directly managing client relationships, average five years with us.

None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

International Operations

We have historically conducted business in the international arena. We have repeatedly demonstrated our ability to manage projects and deliver solutions in a wide range of international settings in Europe, the Mid-East and Asia. Further, we have an established reputation for successful execution of World Bank-funded projects, particularly in China.

In FY 2003 our international assignments increased and were primarily in The People's Republic of China where we see increased emphasis on the use of information technology to promote economic development and infrastructure programs. Spending on China's growing e-government market is estimated in recent articles at $6 billion to $30 billion per annum (Source: China Daily February 12, 2003; and Guang Ji Newsletter, September 2003). We limit our exposure to changes in the international economic climate by denominating our contracts in United States currency, by concentrating on overseas projects funded by the World Bank and by forming business alliances knowledgeable of the business culture in the country.

In April 2003, we acquired the intellectual property and associated assets of XMarc's spatial integration tools. We are using the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. We make the integration tool kit available to our clients and through distributors and value added resellers in the US, Europe and Asia-Pacific.

Compliance with Environmental Laws

We have incurred only de minimis costs in complying with environmental laws.

Research and Development Costs

During FY 2003 we recorded de minimis expenses on our own research. Research costs and those development costs incurred prior to technological feasibility and commercial viability being established are expensed as incurred.

Software and related development costs incurred after the establishment of technological feasibility and commercial viability are capitalized as software development costs until the product is ready for general release to customers. Amortization is provided over the estimated economic life of the product, generally not to exceed three years. Amortization commences when the product is available for general release to customers. We capitalized development costs of approximately $300,000 in 2003 related to our Xmarc Version 6 and to our STEPS products for emergency response and public safety.

                                  RISK FACTORS

In addition to other information contained in the report, you should consider the following risk factors carefully. These risks may impair our operating results and business prospects as well as the market price of our stock.

Ability to continue as a going concern. For the fiscal year ended September 30, 2003 and 2002, we had a net loss of $2,834,190 and $393,120, respectively. For the same periods, we had negative cash flows from operations of $179,380 and $1,920,245, respectively. As of September 30, 2003, our accumulated deficit was $18,831,574. We have had recurring net losses back to 1997. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and pay our liabilities from normal business operations when they come due. While we replaced our expired line of credit with Branch Banking & Trust, Co. ("BB&T") on January 7, 2005 when we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") who subsequently transferred the arrangement to Rockland Credit Finance LLC ("Rockland"), these circumstances raise doubt about our ability to continue as a going concern.

We may require additional funds through equity, debt, or other external financing in order to fund and operate our business. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected.

Various factors may affect our operating results and cause our quarterly results to fluctuate. Our financial results may fluctuate significantly because of several factors, many of which are beyond our control. These factors include:

o    adverse impacts on state and local government revenue collections;

o costs associated with gaining and retaining customers and capital expenditures for upgrading our internal systems and infrastructure;

o timing and market acceptance of new and upgraded information services introductions, technologies, and services by us and our competitors;

o    loss of customers, in particular the City of New York;

o    seasonal fluctuations in demand for our services;

o    downward pressure on prices due to increased competition;

o changes in our operating expenses, including compensation and subcontractor costs; and

o fluctuations caused by these and other factors could cause our business to suffer.

Our accounts receivable have taken an extended time to collect, which strains our available cash for operations. A number of our clients in the state and local governmental arena, including the City of New York, our largest client, have experienced budgetary problems in recent years, which have, in turn, affected their ability to timely pay amounts owed to us. An extended amount of time required to collect accounts receivable from these clients has adversely impacted our ability to pay our liabilities as they become due. Our ability to maintain adequate financing for our current level of operations and to fund future growth is dependent upon our ability to renew or replace existing credit arrangements and to generate sufficient cash flow from operations to meet our payment obligations. Further, because we finance our accounts receivable with an asset based line of credit and may need to find an alternate source, we may incur significant interest charges that adversely affect our profitability.

If we are unable to raise funds to finance our business plan, we may not be able to pursue growth opportunities. We intend to expand through increased operations or make other capital investments as dictated by customer demand and strategic considerations. To accomplish our business plan we need to spend significant amounts of cash to:

o    fund growth and increased expenses;

o take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets; and

o    respond to unanticipated developments or competitive pressures.

Our revenues historically are concentrated in a limited number of customers. We have had some concentration of revenues and associated accounts receivable balances in certain customers. The City of New York's Department of Information Technology and Telecommunications (NYDOITT) represented 37% of revenues for the year ended September 30, 2003. NYDOITT and the Rhode Island Department of Transportation accounted for 24% and 10% of revenues for the year ended September 30, 2002. NYDOITT accounted for 45% and 37% of accounts receivable at September 30, 2003 and 2002, respectively and a separate customer, the Kentucky Department of Transportation, accounted for 17% of the accounts receivable balance at September 30, 2002. Of the billed accounts receivable balance at September 30, 2003, $792,742 from NYDOITT was in excess of 120 days old. In addition, approximately $2,250 due from NYDOITT is included in unbilled work in progress. On November 10, 2003, we received $1,060,000 from NYDOITT in payment of 62% of their outstanding balance at September 30, 2003. On February 19, 2004 we received $727,000 from NYDOITT. Management believes all amounts due to the Company by NYDOITT will be paid in full. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

A significant portion of our revenues is dependent upon state and local government budgets. Approximately 98% of our revenue is received from governmental entities. Recent reports indicate declines in state and local government tax revenue receipts by approximately six percent. Lower receipts may result in reductions to programs we service that could adversely impact our sales and revenue generation. On the other hand, market research firm Input indicates that state and local governments are expanding their IT spending on new systems and outsourcing by 17% annually to cope with constrained budgets by saving on IT operations and to offset departing skilled IT employees.

Our future success depends in significant part on the continued service of certain technical and management personnel and our ability to attract and retain key technical, sales, marketing, information systems, financial and executive personnel. Key employees of PGRA include Gary S. Murray, Chairman of the Board of Directors, and John C. Antenucci, Chief Executive Officer. PGRA entered into an employment agreement with Mr. Antenucci on May 1, 2002 that expires in May 2005. The agreement contains a non-compete provision that restricts Mr. Antenucci from, for one year following his termination date unless otherwise approved by us, performing work that is in backlog for PlanGraphics or that PlanGraphics is pursuing. Competition for personnel is intense, and there can be no assurance that PGRA can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. Although PlanGraphics makes non-compete and non-disclosure agreements a part of employment commitments for all professionals, the loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on our business, financial condition and results of operation.

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

Future investments or acquisitions could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business. A portion of our future growth may be accomplished by acquiring existing products, technologies or businesses. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may cause significant diversions of management time and resources.

If we fail to integrate resources acquired through mergers or acquisitions, we may lose customers and our liquidity, capital resources and profitability maybe adversely affected. As part of our long-term business strategy, we continually evaluate strategic acquisitions of businesses and customer accounts. Acquisitions and mergers often involve a number of special risks, including the following:

o we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

o    the acquisition may disrupt our ongoing business;

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

Item 2 - DESCRIPTION OF PROPERTY

Our corporate executive offices are located in Frankfort, Kentucky with an administrative office in Parker, Colorado. We lease commercial property in the following locations:

                                                                     Number of
      Location            Property Leased       Approximate Size     Employees
      --------            ---------------       ----------------     ---------

Frankfort, Kentucky       land and a building   20,500 square feet       30

Parker, Colorado          office space          350 square feet           1

Silver Spring, Maryland   office space          3,854 square feet        20

The length of our leases varies from one to fifteen years. We believe that such properties are adequate to meet our current needs. Were any of the existing leases terminated, we believe that there are affordable alternate facilities available and such action would not have a material adverse effect on our business. (See also Contractual Obligations and Commercial Commitments in Management's Discussion and Analysis in Item 6, below, and Note H to the Financial Statements.)

Item 3 - LEGAL PROCEEDINGS

Presently we are not engaged in litigation. We may, however, be engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation, should any exist, will not materially affect our financial position or results of operations.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the fourth fiscal quarter or subsequent to the end of the fiscal year.

                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock began trading in the "pinksheets" on February 19, 2004. Previously it traded on Nasdaq's Over-The-Counter Bulletin Board system. On May 6, 2002, as a result of our name change, we began trading under the symbol, PGRA; previously our trading symbol was ISSS. The following quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

                                                        Sales Price
                                                  ----------------------
     Quarters Ended                               High               Low
     --------------                               ----               ---

     December 31, 2001                            $.07              $ .02
     March 31, 2002                                .14                .04
     June 30, 2002                                 .10                .03
     September 30, 2002                            .04                .02
     December 31, 2002                             .07                .02
     March 31, 2002                                .07                .03
     June 30, 2003                                 .05                .03
     September 30, 2003                            .05                .03

On February 28, 2005, the last reported sales price of our common stock was $0.025.

Based on information supplied by certain record holders of our common stock, we estimate that as of February 28, there were approximately 3,530 beneficial owners of our common stock, of which approximately 2,170 are registered shareholders.

We have never declared or paid any dividends on our common stock. Because we currently intend to retain future earnings to finance growth, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

In addition to any security sales previously reported in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On May 1, 2002, we entered into an Employment Agreement with John C. Antenucci in connection with his employment as our President and Chief Executive Officer. On May 1, 2003, the anniversary date of his employment agreement, we issued options to purchase 972,214 shares of common stock in accordance with the terms of Mr. Antenucci's employment agreement. The options were immediately vested and are valid for five years from the date of issue. We relied on Section 4(2) of the Securities Act.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" and elsewhere in this report.

                     Executive Summary of PlanGraphics, Inc.



PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. Approximately 98% of our customers are primarily federal, state and local governments, and utilities; and the remainder are commercial enterprises. Our customers are located in United States and foreign markets requiring locational or "spatial" information.

o GOING CONCERN CONSIDERATION. Investors in PlanGraphics should take into account that we have a working capital deficit of $424,587 and an accumulated deficit of $18, 831,574 at September 30, 2003, and recurring net losses in FYs 2003 back to 1997. Future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations. These circumstances raise doubt about PlanGraphics' ability to continue as a going concern.

o During the fiscal year 2003 the foremost challenge faced by management was coping with constrained cash flows caused by certain major customers who significantly delayed payment of invoices. Management worked closely with its creditors to manage payments and has borrowed funds from officers and employees to meet temporary working capital shortages. We have also worked with our largest customer attempting to streamline the payment process. On October 3, 2004 our line of credit matured and we entered into forbearance agreements with our bank to continue to use the line of credit until January 10, 2005. On January 7, 2005, we entered into a new financing arrangement to replace the line of credit with BB&T. See also Liquidity in
     Item 6.

o    About our business:

     o We earn our revenues on contracts that are awarded as much as two to three years after we begin the initial sales process with a customer. In many instances we first provide consulting services to determine an appropriate solution to a need and then we subsequently receive a larger contract.

     o Our consulting and systems integration and implementation capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks. Business of the Issuer in Item 1b outlines our services in more detail.

     o We operate domestically in the U.S., primarily in the eastern half, and abroad. We see growing market opportunities related to emergency preparedness and homeland security in the U.S. and to urban and environmental planning in China where we have provided services since 1997.

o    We believe the critical factors for the future success of PlanGraphics are:

     o    Securing funding arrangements to support operations;

     o    Achieving positive cash flows from operations by controlling costs;

     o Increasing revenue to surpass the $8 million range where we have held for the past several years; and

     o    Attaining net income.

o    Economic and industry-wide factors affecting PlanGraphics are;

     o The negative impact of "9/11" on the general U.S. economy and on state and local government tax collections reduced spending on IT during 2002 and 2003 in markets in which we operate. At the same time, it has created opportunities for us related to providing emergency preparedness management systems.

     o The worldwide spatial information management market was estimated at $2.1billion in 2004 and expected to grow 10% annually through 2008 according to International Data Corporation.

     o The U.S. President's fiscal year 2005 federal budget provides for $40 billion for homeland security, an increase of 10% over fiscal year 2004, with $3.6 billion for major needs related to emergency first responders.

     o State and local governments are expected to increase their IT outsourcing spending by 17% annually over the next five years, growing the sector from $10 billion in 2003 to more than $23 billion in 2008, and outpacing the commercial outsourcing sector, which has been expanding at about 5% to 7% according to Network World Outsourcing Newsletter, October 29, 2003.

     o The increased resources and costs required for compliance with new SEC rules and heightened internal control processes in a post Sarbanes-Oxley regulatory environment.

                          Subsequent Events (Unaudited)

On October 28, 2003, we obtained a 90-day $150,000 addition to our asset-based line of credit with Branch Banking & Trust Co. ("BB&T"). The additional funding was made available by a compensating balance deposit by a related party, Human Vision LLC, which is controlled by one of our directors. On February 19, 2004 we paid the temporary addition to the line of credit in full and, in turn, BB&T released the compensating balance funds to Human Vision LLC.

In October, 2003 we arranged for a business valuation firm to test for goodwill impairment. The consultant in the matter completed the valuation report on February 5, 2004. Subsequently we retained a second firm to independently test for goodwill impairment as of October 1, 2003 (our annual testing date) and to determine the amount of impairment. That report, dated March 24, 2004 (but finalized in March 2005), indicated impairment of our goodwill and as a result, we recorded impairment charges of $2,087,844 and reduced the amount of goodwill accordingly.

On November 10, 2003, we collected $1,060,000 in payment of long outstanding accounts from one of our municipal customers. This represented approximately 62% of their balance owed to us at September 30, 2003. On February 19, 2004 we collected approximately $727,000 from the same customer.

In January 2004, along with HPI Holding SA and Glendower Capital Opportunity Partners II, we chose to reconsider the structure of the vehicle to be used in Europe for the sale of Xmarc products and the support of new and existing clients and exited the XSL agreement. In the interim, PlanGraphics continued to provide this customer support through a contract with Xmarc Ltd, a pre-existing distributor for XMarc in Europe.

During the first quarter of calendar year 2004 the Company determined, in light of the termination of the XSL agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, we purchased the already existing distributor, Xmarc Ltd, in a separate transaction with an effective date of March 31, 2004.

Our existing line of credit expired on October 3, 2004, and we entered into forbearance agreements with our lender, Branch Banking & Trust, Co., to allow us time until January 10, 2005 to locate a replacement credit facility. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. On February 17, 2005, KCap transferred the arrangement to Rockland Credit Finance LLC and we entered into a new financing agreement with substantially the same terms.

On October 18, 2004 we entered into a nonbinding letter of intent with IceWEB, Inc. ("ICEW"), a provider of Web content management systems and tools located in Herndon, Virginia, under which we would merge with ICEW. Under the terms of the nonbinding letter of intent, PGRA shareholders are to receive ICEW common stock in exchange for PGRA common stock.

                               Financial Condition

The following discussion of liquidity and capital resources addresses our combined requirements and sources as of September 30, 2003 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes beginning on page F-1 of this Form 10-KSB.

                                  Going Concern

The Consolidated Financial Statements accompanying this report have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern (see also, Note B to the Consolidated Financial Statements). Readers should take into account that PlanGraphics has an accumulated deficit of $18,831,574 at September 30, 2003, a net working capital deficit of $424,587 at September 30, 2003 and net losses in FYs 2003 back to 1997. Although we have secured a new financing arrangement to replace our former line of credit with BB&T(see Liquidity, below), future viability of PlanGraphics is also dependent upon our ability to achieve profitability in future operations. These circumstances raise doubt about PlanGraphics' ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should PlanGraphics be unable to continue as a going concern.

Liquidity

During the past year we experienced significant operating losses and also cash flow delays caused by several major customers that have been slow to pay invoices. This has, from time to time, adversely affected our ability to timely meet payroll and other payment obligations. On occasion, payroll disbursements were delayed and, accordingly, related FITW and FICA computations and payments were late. As a result, we could be subject to certain regulatory or statutory penalties.

As noted below, our asset based line of credit for $750,000 matured on December 15, 2003. It was extended several times by BB&T and expired on October 3, 2004. Subsequently we entered into two forbearance agreements through January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. KCap transferred the financing agreement to one of its investors, Rockland, on February 17, 2005.

Operations in recent years have been financed by the following sources:

     o equity proceeds through public offerings and private placements of our securities;
     o    revenue generated from operations;
     o    loans and lines of credit, and
     o    loans from principal shareholders and employees.

We have taken actions to leverage our technical capabilities and reputation to increase revenue and related cash flows as well as to reduce costs and expenses to the maximum extent possible. In addition, the major customer has indicated that it has modified its processing procedures to avoid the payment delays encountered to date. We are also aware that funding from federal programs has recently begun to flow to state governments who will distribute it to local governments.

Cash Flow

As of September 30, 2003 we had a net working capital deficit of $424,587 as compared to positive net working capital of $427,735 at September 30, 2002. The ratio of current assets to current liabilities decreased to .90 from 1.14 for the prior year. The decrease in working capital of $852,322 resulted primarily from the ramp up for new work for which notice to proceed authorizations had not been received as well as excess overhead expenses in the first half of the fiscal year (since reduced) and is reflected by increases in our current liabilities of $1,326,360 caused by increases of $617,285 in accrued payroll costs and vacations, $257,878 in accrued expense, and $104,410 in deferred revenue. The increase in accrued payroll costs and vacations was the result of delayed payrolls as of September 30, 2003, awaiting funds for disbursement.

Offsetting the increase in current liabilities was an increase in current assets of $474,038 primarily from a $572,292 increase in accounts receivable partially offset by decreases in cash and prepaid expenses. Accounts receivable grew as a result of delays in payment of invoices by several major customers, driving the number days of revenue outstanding in the accounts receivable balance upward from 143 days at September 30, 2002 to 174 at September 30, 2003. We believe we are experiencing longer payment cycles as a result of cash flow and payment processing issues with certain governmental customers rather than collectibility issues.

In the fiscal year ended September 30, 2003, operations used net cash of $179,680, a decrease of $1,740,565 when compared to net cash use of $1,920,245 in the year ended September 30, 2002. The major decrease in cash use was the result of the $353,226 increase our net loss after deducting the non-cash impairment expense of $1,837,844 for an adjusted net loss of $746,346, over the prior year, an aggregate increase of $1,103,482 in accounts payable and accrued expenses rather than the aggregate decrease of $933,331 last year (for a net change of $2 million), an additional increase in accounts receivable of $589,575, the development of software for future use in the amount of $398,696 and a decrease in changes to deferred revenue of $164,844 down to $104,410 for the current year.

As noted above, our number of days of revenue outstanding increased to 174 days from 143 days last year. We believe that our receivables are collectible, net of doubtful accounts, and that the allowance for doubtful accounts is adequate. On

November 10, 2003 we received a significant payment of $1,060,000 representing 62% of accounts receivable for that major customer at September 30, 2003. Had we received this payment as expected on or before September 30, 2003, our days of revenue outstanding would have been reduced to 125 days, an improvement over the prior year. On February 19, 2004, we received an additional payment of $727,000 from the customer. However, we may encounter further periodic operating cash flow constraints in the near term as we develop and grow our business. We do not have any off-balance sheet financing arrangements.

In the fiscal year ended September 30, 2003, net cash used in investing activities was $39,063 as compared to $139,106 of net cash used in investing activities in the year ended September 30, 2002. A decrease in technology and equipment purchases accounted for the change.

Financing activities provided net cash of $186,153 in the year ended September 30, 2003, as compared to providing net cash of $2,101,358 in the year ended September 30, 2002. Cash provided by the issuance of common stock (pursuant to our shareholder rights offering fiscal year 2002) decreased by $2,273,242 in the current year offset by loan proceeds from an officer of the company accounted for the decrease.

Accounts Receivable

     At September 30, the components of contract receivables were as follows:

                                                      2003          2002
                                                   ----------    ----------
     Billed                                        $3,206,283    $1,954,417
     Unbilled                                         601,961     1,264,252
                                                   ----------    ----------
                                                    3,808,244     3,218,669
     Less allowance for doubtful accounts              30,892        13,609
                                                   ----------    ----------

     Accounts receivable, net                      $3,777,352    $3,205,060
                                                   ==========    ==========

Accounts receivable balances at September 30, 2003 and 2002, include both billed receivables and unbilled work-in-process. The payment terms on accounts receivable are generally net 30 days. Collections generally average 45 to 90 days after invoicing, except for two major customers, which is consistent with industry experience for clients in the public sector.

Deferred revenue amounts of $555,239 and $450,829 at September 30, 2003 and 2002, respectively, represent amounts billed in excess of amounts earned. Included in the deferred revenue balance at September 30, 2003 and 2002 respectively, was $15,287 and $25,554, related to retainers received for future services and overpayments by customers on specific invoices.

During FY 2003 several major customers were slow to pay invoices and as a result our average number of days that billed accounts receivable were outstanding at September 30, 2003 was approximately 148. While this results in an elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Unbilled receivables represent work-in-process that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

We have historically received greater than 10% of our annual revenues from one or more customers. The City of New York's Department of Information Technology and Telecommunications ("DOITT") represented 37% of revenues for the year ended September 30, 2003. These revenues result from services to DOITT and to more than a dozen other New York City agencies that avail themselves to a city-wide contracting vehicle managed by DOITT. DOITT and the Rhode Island Department of Transportation accounted for 24% and 10% of revenues, respectively, for the year ended September 30, 2002. DOITT accounted for 45% and 37% of accounts receivable at September 30, 2003 and 2002, respectively and a separate customer, the Kentucky Department of Transportation, accounted for 17% of the accounts receivable balance at September 30, 2002. Of the billed accounts receivable balance at September 30, 2003, $792,742 from DOITT is in excess of 120 days old. On November 10, 2003, we received $1,060,000 from DOITT in payment of 62% of their outstanding balance at September 30, 2003. On February 19, 2004, we received another payment in the amount of $727,000. Management believes all amounts due to us by DOITT will be paid in full.

The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2003, our contractual obligations and commitments by type and period. As of September 30, 2003, our contractual obligations and commitments are as follows:

                          AMOUNT OF PAYMENTS DUE BY PERIOD

                          TOTAL        UNDER
CONTRACTUAL              AMOUNTS         1           1-3          4-5         OVER 5
OBLIGATIONS             COMMITED       YEAR         YEARS        YEARS        YEARS
-----------             --------       ----         -----        -----        -----
Lines of Credit        $  770,886   $  770,886   $     --     $     --     $     --

Capital Lease
Obligations             2,078,147      299,645      574,810      555,550      648,142

Operating Leases          449,983      164,954      273,796       11,233         --

Purchase Obligations      250,000       50,000      100,000      100,000         --

Other Contractual
Commitments(1)          1,021,400      506,400      348,000      167,000         --
                       ----------   ----------   ----------   ----------   ----------

Total Contractual
Commitments            $4,570,416   $1,791,885   $1,296,606   $  833,783   $  648,142
                       ==========   ==========   ==========   ==========   ==========

     (1) Represents a note payable to an officer and potential required termination payments under employment agreements if certain officers were terminated.

KSTC Agreement. On June 16, 2003 we entered into a two year agreement with Kentucky State Technology Corporation ("KSTC") to develop classification algorithms to develop certain commercial data products from commercial satellite images, field verify the imagery interpretation and to establish a marketing program for these value added imagery product to potential governmental and business clients. KSTC provides $200,000 under the agreement on a cost share matching basis for cash and in-kind services provided. PGI-MD has established a wholly owned subsidiary, RDT2M, as required by the agreement and has selected Murray State University to work with RDT2M. Murray State University will receive 51% and RDT2M will receive 49% of the funding. The agreement provides for payment of certain development expenses of approximately $200,000. The agreement also requires our repayment of up to $400,000, including the grant amount, through a royalty stream based on free cash flow if a commercial and sustainable market is developed for the products. Should no viable market be established, repayment of the grant amount is waived. On June 7, 2004 KTSC renewed the agreement and increased the amount of repayment in the event commercialization is achieved to $800,000. At September 30, 2003, RDT2M had assets of $24,500, liabilities of $26,815 and accumulated deficit of $2,315.

Investment Banking Agreement. In August of 2003, our board of directors engaged The Windsor Group LLC as its advisor in connection with its review of strategic alternatives to enhance shareholder value.

Xmarc Services Limited. During April, 2003, we, along with Glendower Capital (a previous minority investor in Xmarc Technology) agreed to form and register a new company, Xmarc Services Ltd, in the United Kingdom to service and market Xmarc related technology to European customers. Although a corporation was registered, no shares of stock were issued and XSL did not operate during calendar year 2003. Subsequently, in January of 2004, in concert with HPI, Ltd and Glendower Capital, we choose to reconsider the structure of the vehicle to be used in Europe for the sale of Xmarc products and the support of new and existing clients and terminated the registered company. In the interim, PlanGraphics provided this customer support through a contract with Xmarc Ltd, a pre-existing distributor for XMarc in Europe. We received monthly payments to offset maintenance cost of Xmarc products.

Xmarc Ltd. In the first quarter of calendar year 2004 we determined, in light of the termination of the XSL agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, effective March 31, 2004, we acquired Xmarc Ltd in a purchase transaction.

Capital Resources

As of September 30, 2003, we had lease payment commitments through 2008 of $2,078,147 that will require total annual payments of approximately $479,545 during the fiscal year ending September 30, 2004 as compared to $2,078,903 for the fiscal year ended September 30, 2003. Of the required payment amount for the new fiscal year, approximately $299,645 is for capital lease obligations and $164,954 relates to operating leases. Normal operating cash flows for FY 2004 were not adquate to consistently fund these payments on a timely basis; management expects the new financing arrangement will smooth the effects of irregular cash flows from customers. (See also Note H to the Financial Statements.) We consider our facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for additional facilities expansion has been entered into for the year ending September 30, 2004. In recent years we have transitioned to smaller and less expensive space when possible and increased the utilization of customer supplied space. Were any of the existing leases to be terminated, we believe that there are affordable alternate facilities available, and such action would not have an adverse impact.

Since entering the information technology sector in 1997, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. In addition, a portion of our capital expenditures has been financed through capital lease obligations payable to financial institutions. We have also on occasion borrowed limited amounts from Human Vision LLC, an entity controlled by our Chairman, Gary S. Murray, John C. Antenucci, our chief executive officer, and Gary Murphy, PGI-MD's chief financial officer, and other management and staff in order to fund temporary working capital requirements. At September 30, 2003, there was no balance outstanding to Human Vision LLC or Murphy for such borrowings and we owed $158,400 plus accrued interest to Mr. Antenucci related to a short-term loan that is evidenced by a demand note for which he is the holder.

We entered into an asset based line of credit on February 15, 2002 with BB&T for $750,000, secured by the accounts receivable of PGI-MD. The line of credit was guaranteed by our President & CEO. That line of credit matured on October 3, 2004 after several extensions and we subsequently entered into a forbearance agreement allowing us to continue to use the line of credit. The forbearance agreement expired on December 3, 2004, and was extended through January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection.

On July 31, 2002, BB&T granted a separate $100,000 line of credit to be used by PGI-MD to fund capital equipment purchases which expires September 14, 2004.

Subsequent to September 30, 2003 BB&T provided a ninety-day $150,000 temporary addition to PlanGraphics existing $750,000 credit facility. This additional funding was made available by BB&T as a result of a $150,000 deposit in a compensating account balance by a related party, Human Vision LLC of which Gary Murray, our Chairman, is a control person. The temporary addition expired on January 28, 2004. On February 19, 2004 we paid the note in full and BB&T released the compensating balance funds to Human Vision LLC.

As of September 30, 2003, we had cash and cash equivalents of $28,216. That cash balance plus funds from operations during fiscal year 2004, coupled with close cash flow management was sufficient to meet our cash requirements through September 30, 2004. However, while we have entered into a new financing arrangement for operating funds, our long-term liquidity requirements may be significant in order to implement our plans. Should additional funds be required, there can be no guarantee such funds can be secured.

Operations Outlook

We had work backlog and assignments of approximately $17.0 million as of September 30, 2003, approximately 70 percent higher than the $10.0 million as of September 30, 2002. Funded backlog and assignments for the period ending September 30, 2003 was $8.7 million. More recently, our backlog as of December 31, 2004, was approximately $15.7 million of which approximately $14.4 of the current backlog is funded. Our backlog includes projects that may take from three to 48 months to complete. Of the $17.0 million of backlog, we expect to complete approximately $7.5 million within 12 months and most of the remainder through the ensuing two fiscal years.

We report backlog based on executed contracts and assignments based on contract awards where documentation is pending and task orders against existing indefinite quantity contract vehicles. As some of our contracts are funded incrementally through different funding sources and cycles we report the funded portion of the total backlog and assignments. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Most of our orders are from existing or previous customers with whom we have a good relationship. Therefore, we do not anticipate cancellation of such contracts or order assignments.

We announced a business relationship with Oracle focused on Homeland Security and our STEPsTM service and product offering. STEPsTM (Spatial Templates for Emergency Preparedness) is our proprietary approach to rapidly meet the growing needs of emergency management operations at state and local governmental levels to implement a clearly defined plan to converge unstructured data into a centralized datamart. It provides improved information sharing and operational efficiency to meet the needs of emergency planning, response and recovery coupled with economical and efficient means of implementing programs to deal with emergency responses and public security issues, giving us a distinct advantage over our competitors.

The IT portion of the President's federal budget request for fiscal 2004 totaled $59.3 billion and Federal Sources Inc. ("FSI") of McLean estimates that federal spending on technology will come in at $62.5 billion. FSI sees total government spending estimated to hit $2.23 trillion, up 4.2 percent from fiscal 2003 and projected IT spending is up and makes up a larger share of the $819 billion discretionary budget. Spending in the Department of Homeland Security on IT is expected to increase significantly to an estimated $3.97 billion for FY2004 and is based on FSI's analysis of the congressional conference report on DHS appropriations. This amount is 31 percent higher than 2003's $3.01 billion budget request. (Source: "Report: IT spending continues strong growth" in Washington Technology, 11/24/03; Vol. 18 No. 17).

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

Currently, we plan to grow internally and through building and leveraging strategic partnerships. We have made substantial progress in positioning PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data and e-government solutions. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Furthermore our past marketing investments in China continue to yield results measured by the increased number of invitations to respond to competitive procurements, current and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated.

On January 7, 2002 we reached an agreement to license exclusive North American rights to intellectual property and spatial integration software components previously owned by Xmarc Ltd. and then held by the Swiss based investment company HPI LLC for use in the public sector and utility markets. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. We also agreed to support former Xmarc clients, work in progress and outstanding proposals in North America. This arrangement effectively gives us increased access to federal, state and local government clients in addition to commercial enterprises. Effective April 1, 2003, we exercised our right under the agreement to acquire in perpetuity the exclusive rights to Xmarc trademarks, intellectual property and technology and all subsequent product enhancements. As of September 30, 2003, we had recorded approximately $483,845 in revenues related to the licensing, maintenance and professional services associated with the technology yielding operating income of $68,358 for the business unit inclusive of $37,720 in royalty payments that we will pay to HPI LLC under the agreement. We will pay $50,000 per year for five years for the technology and certain royalty payments related to our Xmarc revenues which will be offset from the annual payments to the sellers.

As noted above, we have secured a new financing arrangement under which up to $1.5 million of accounts receivable invoices are purchased by Rockland who then initially pays us 80% of the face value pending collection when the remainder less a varying discount is remitted to us. Accordingly, our management team believes that we have the capacity to address the immediate needs for cash and liquidity. We have also taken an aggressive approach to control costs and expenses. Increased funds from the new financing facility and the capital equipment loan available to PlanGraphics are anticipated to meet the cash needs of the company through September 30, 2005. Efforts to conserve and to develop new sources of cash and equity are complimentary to our efforts to improve operating performance of PlanGraphics during the past fiscal year. We anticipate improvement in financial results during the fiscal year ending September 30, 2004.

                              Results of Operations

                                                     Years Ended September 30
                                                       2003             2002
                                                   -----------      -----------
Statement of Operations Information:
Revenues                                           $ 7,905,661      $ 8,159,275
Cost and expenses before impairment
expense                                              8,379,323        8,262,278
Impairment expense                                   2,087,844             --
Operating loss                                      (2,561,506)        (103,003)
Net loss                                            (2,834,190)        (393,120)

Balance Sheet Information:
Total assets                                         7,376,236        8,816,381
Total current liabilities                            3,855,140        2,953,367
Working capital (deficit)                             (424,587)         427,735
Shareholders' equity                                 1,673,794        4,506,984


Result of Operations for the Year Ended September 30, 2003 Compared to September 30, 2002

Revenues

Our revenues decreased $253,614 or 3% from $8,159,275 for the fiscal year ended September 30, 2002 to $7,905,661 for the fiscal year ended September 30, 2003. Our revenues came from:

                                                    FY 2003             FY 2002

Local government                                  $5,910,767          $4,943,018
State government                                     665,297           2,137,157
Federal government                                   651,758             346,803
Commercial customers                                 395,263             250,007
International                                        282,576             482,290
                                                  ----------          ----------
         Total                                    $7,905,661          $8,159,275

We believe our slight decline in revenue during FY 2003 was caused by several factors including: the slow down in the economy in general during the prior two years with its impact on state and local government revenues and expenditures, delays in the start-up on certain contract awards and work assignments that were held in abeyance by state and local government agencies, the failure of U.S. Congress to timely enact many agency appropriation bills with resultant impacts on budgets for federal, state and local governments and, in significant part, by changes in administration and administrative procedures by a major local government customer. These delays impacted our revenue generation on projects. On the other hand, we recorded $483,845 in revenues related to the licensing, maintenance and professional services associated with the newly acquired XMarc technology and firmly established joint marketing and sales programs with third party software and consulting firms based on the technology. We incurred a small increase in operating costs attributable to ramp up for new work while we awaited authorizations to proceed with the work. As noted elsewhere in this report, we also have seen evidence that the economy appears to be improving from levels set in the prior year. Accordingly, we anticipate improved revenue generation during FY 2004.

Total Costs and Expenses

Total costs and expenses before recording the expense for impairment of goodwill for the fiscal year ended September 30, 2003 amounted to $8,379,323, an increase of $117,045, or 1.4%, compared to $8,262,278 for the fiscal year ended September 30, 2002, while there was a decrease in revenue amounting to 3% from the prior year period. However, we also recorded impairment expense of $2,087,844 which increased total cost and expenses for FY 2003 to $10,467,167. We had expected new work in the first fiscal quarter for which we ramped up staffing but encountered delays in receiving authorizations to proceed; subsequently we took significant management actions to control costs and expenses in the second and subsequent quarters to respond to changed operating levels. Changes in costs and expenses from the prior year are:

o Direct contract costs decreased $105,242, or 2% following the slight decrease of 3% in revenue.
o Salaries and employee benefits increased $252,715, or 15%, as a result of our first quarter ramp-up for anticipated work from a major customer; however, the start of this work was delayed into our second fiscal quarter.
o General and administrative expenses decreased by approximately $39,207, or 3.7%, due primarily to reductions of $70,169 in legal costs and $28,006 in employee education and moving expenses. Decreases were partially offset by increases of $41,714 in audit costs and $17,145 in goodwill testing costs.
o    Marketing costs increased slightly by $1,732, or 1%.
o    Other operating expenses increased by $7,897, or 3%.
o    We recorded a charge of $2,087,844 for impairment of goodwill.
o    We recorded a gain of $850 on the sale of an asset.

Net Loss

Our operating loss for the fiscal year ended September 30, 2003 was $2,561,506 compared to $103,003 for FY 2002. This increase is primarily a result of the impairment of goodwill amounting to $2,087,844 coupled with decreased revenues without a corresponding decrease in operating expenses.

Interest expense decreased by $14,351 to $300,907 in FY 2003 as compared to a total of $315,258 during FY 2002; this represents a decrease of 5%. The decrease is primarily attributable to the absence in FY 2003 of $46,250 in amortization expense for a beneficial conversion feature in a promissory note that was deemed interest and recorded in FY 2002 and to a reduction of $34,129 in FY 2003 interest expenses associated with our capitalized lease. These were partially offset by certain other increases in interest expense during FY 2003 including $16,181 related to increased use of our asset based line of credit and certain other temporary borrowings.

Other income increased $3,082 or 12% from the prior year total as a result of increased commissions earned by our travel office for processing transportation and lodging orders.

Our net loss for the fiscal year ended September 30, 2003 was $2,834,190 compared to the net loss of $393,120 for FY 2002, an overall increase of $2,441,070. The increase in net losses during 2003 was primarily due to $2,087,844 charge for impairment to goodwill and to $370,659 increases in operating losses resulting principally from decreased revenue caused by work authorization delays during our first two fiscal quarters by a major customer.

Loan Transactions

We entered into an asset based line of credit on February 15, 2002 with BB&T for $750,000, secured by the accounts receivable of PGI-MD. The line of credit was guaranteed by our President & CEO. That line of credit matured on October 3, 2004 after several extensions and we subsequently entered into a forbearance agreement allowing us to continue to use the line of credit. The forbearance agreement expired on December 3, 2004, and was extended through January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC, and we made our first draw against the new agreement on February 17, 2005.

On July 31, 2002 the BB&T granted a separate $100,000 line of credit to be used by PGI-MD to fund capital equipment purchases collateralized by the purchased equipment. The line of credit expires on September 14, 2004.

In October, 2003, BB&T provided a ninety-day $150,000 temporary addition to PGI-MD's existing credit facility. This additional funding, with interest at 3% per annum, was made available by BB&T as a result of a compensating balance deposit provided by a related party, Human Vision LLC, in the form of a $150,000 compensating account balance. The temporary increase matured on January 28, 2004. On February 19, 2004 we paid the loan in full and, in turn, BB&T released the compensating balance funds to Human Vision LLC.

Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. Our activities expose us to certain risks that management evaluates carefully to minimize earnings volatility. At September 30, 2003, and during the prior fiscal year, we were not a party to any derivative arrangement and we do not engage in trading, hedging, market-making or other speculative activities in the derivatives markets.

All of our international sales are denominated in U.S. dollars with the exception of the payments made to us by Xmarc Limited who pays us in British Pounds Sterling. Receipts in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the date of the transaction. Management views the exchange rate fluctuations occurring in the normal course of business as low risk and they are not expected to have a material effect on the financial results of the Company.

In view of the above, we believe our exposure to market risk is limited.

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

Allowance for Doubtful Accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, assistance from legal counsel may be required as well as additional provisions for doubtful accounts.

Contingencies. From time to time we are engaged in legal actions arising in and out of the ordinary course of business. We, with assistance from legal counsel, are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy for a particular matter. There are no pending matters of litigation as of this filing.

Goodwill and Intangible Assets. We have significant intangible assets, including approximately $4 million of goodwill prior to recording an impairment charge in the amount of $2,087,8844 as of September 30, 2003. The determination of whether or not these assets are impaired involves significant judgments. We periodically evaluate acquired goodwill and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performances of the acquired assets. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates and related assumptions change in the future, significant impairment charges may be recorded in future periods.

We retain an independent valuation firm to assist us in completing step one of the annual testing required by FAS 142, Goodwill and Other Intangible Assets, to determine whether there was a potential impairment of goodwill. Primarily based on a value that considers the income approach, the market approach and the asset approach, an estimate of the fair value of our single reporting unit, including goodwill, is determined. The company as a whole is considered one reporting unit. If the carrying value of our reporting unit exceeds its fair value, additional steps as required by FAS 142 are followed to recognize a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management in developing expectations of future revenues and expenses. These estimates are consistent with the plans and estimates that we use to manage the underlying business. The valuation firm also applies significant judgments and assumptions obtained by independent research into the prevailing economic climate existing at the appraisal date, market and industry conditions, as well as management's expectations of the future in the application of these methods that result in an estimate of fair value of the reporting unit. In accordance with SFAS No. 142, the Company performs an impairment test annually as of the first day of its fiscal year.

Impairment of Assets. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we recognize an impairment loss. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that we expect to hold and use are based on the fair value of the asset.

Purchased and Internally Developed Software Costs for Future Project Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The costs for both purchased and developed software are then amortized over a future period. The amortization is computed on a straight- line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No write downs were recorded in 2003.


Deferred Tax Valuation Allowance -- FY 2003

We have net operating loss carry-forwards of approximately $12.8 million as of September 30, 2003 (See Note G to the Financial Statements). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded as we have not been able to determine that it is more likely than not that the deferred tax assets will be realized.

The provision for income taxes consisted of the following:

                                                        2003          2002
                                                     ---------     ---------
   Deferred expense (benefit):
     Federal                                         $(457,000)    $(103,000)
     State                                             (44,000)      (10,000)
                                                     ---------     ---------
                                                      (501,000)     (113,000)
   Increase (decrease) in valuation allowance          501,000       113,000
                                                     ---------     ---------

                                                     $    --       $    --
                                                     =========     =========

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                           2003       2002
                                                          ------     ------

   U.S. federal statutory rates                           (34.0)%    (34.0)%
   State income tax benefit, net of federal tax amount     (5.3)      (3.3)
   Goodwill impairment                                     28.7         --
   Other                                                   (4.4)        --
   Increase in deferred tax asset valuation allowance      15.0       37.3
                                                          ------     ------

        Effective tax rate                                   -- %       -- %
                                                          ======     ======

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                      2003           2002
                                                  -----------    -----------

   Net operating loss carryforwards               $ 4,776,000    $ 4,012,000
   Expense for stock options and warrants                --          247,000
   Provision for losses on accounts receivable         11,000           --
   Accrued payroll costs and vacation                  89,000        115,000
                                                  -----------    -----------
        Total gross deferred tax asset              4,876,000      4,374,000
   Valuation allowance                             (4,876,000)    (4,374,000)
                                                  -----------    -----------

        Net deferred tax asset                    $      --      $      --
                                                  ===========    ===========

A valuation allowance equal to the gross deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

At September 30, 2003, we had net operating loss carryforwards of approximately $12,803,000 with expirations through 2023. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.

Effect of Recent Accounting Pronouncements

The pronouncements that may affect us in the ensuing fiscal year are:

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued consensus 00-21, "Revenue Arrangements with Multiple Deliverables". This task force consensus addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet specified criteria. Arrangement consideration should then be allocated among the separate units of accounting based on their relative fair values, subject to certain limitations. Applicable revenue recognition criteria would then be considered separately for separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. Management is currently evaluating the impact of this consensus, but does not expect any significant impact on the financial condition or results of operations upon implementation, if required.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. This statement also amends the disclosure requirements of FAS 123 and APB Opinion 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. PGI has adopted the disclosure provisions of FAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 14, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We cannot determine at this time if the adoption of FIN 46 will or will not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us beginning October 1, 2003. Management does not expect any financial impact of SFAS No. 150 on the financial statements.

We have reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

Item 7 - FINANCIAL STATEMENTS

The financial statements required by this item begin on page F-1 of this Form 10-KSB. An index to the financial statements is contained in that separate section.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 11, 2002, acting on the direction and approval of our Board of Directors, we informed BDO Seidman, LLP that we were releasing them as our independent public accountants and selecting another firm for those services. Our financial statements for the fiscal year ended September 30, 2001, were audited by BDO Seidman, LLP. The reports of BDO Seidman, LLP on our financial statements for the fiscal years ended September 30, 2000 and 2001 contained no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except that the report for September 30, 2000 stated:

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

On March 26, 2002 we engaged Grant Thornton LLP as our independent registered public accounting firm. During the two most recent fiscal years and interim periods since the end of the most recent fiscal year through the date of engagement we did not consult Grant Thornton LLP regarding the application of accounting principles to any specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice from Grant Thornton was provided to or considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. Further, there were no matters that were either the subject of a disagreement or a reportable event as contemplated in Regulation S-B, Item 304(a)(1)(iv) and the views of Grant Thornton LLP on any issues were neither requested nor received.

The change in independent registered accounting firms was reported on Forms 8-K dated March 11 and 23, 2002 and filed with the Securities and Exchange Commission.

Management is responsible for establishing and maintaining adequate disclosure controls and procedures, including internal controls over financial reporting, that are effective to ensure that our reports under the Securities Exchange Act of 1934 ("Exchange Act") are timely and not materially misleading.

Item 8A - Controls and Procedures

As of September 30, 2003, PlanGraphics' management, including its Chief Executive Officer and principal financial officer conducted an evaluation of the effectiveness of its disclosure controls and procedures, including internal controls over financial reporting. Based on that evaluation, they concluded that PlanGraphics' disclosure controls and procedures, except for the control deficiencies disclosed below, were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner to make required disclosures. The officers further believe that Company's procedures provided reasonable assurance that the identified issues did not lead to material misstatements in our consolidated financial statements.

In the fourth quarter of fiscal year 2003, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Grant Thornton LLP ("GT"), our independent registered public accounting firm, identified and reported to our Audit Committee certain internal control deficiencies that GT considers to be significant deficiencies, both of which constitute material weaknesses. These internal control deficiencies relate to:

     o A material weakness related to an agreement to purchase an entity with which the Company had a prior business relationship. There was limited evidence that personnel with financial oversight responsibilities had obtained adequate documentation and understanding of the transaction and its related accounting, reporting and disclosure.

     o A material weakness related to a lack of adequate control over the initiation and review of non-standard journal entries as evidenced by post closing journal entries resulting from audit procedures.

Our corrective actions to address these internal control deficiencies are:

     o We changed our procedures to insure that agreements are reviewed by accounting and financial staff for application of generally accepted accounting principles prior to execution and that such review is documented.

     o We added a requirement to our periodic closeout procedures checklist for the accounting department that prompts personnel to review record balances for potential journal entries needed for non-routine accounts.

While these material weaknesses had an immaterial effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and principal financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures needed improvement and were not completely effective. Despite the deficiencies identified in our disclosure controls, management believes that there were no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made in the Form 10-KSB for our fiscal year ended September 30, 2003.

Our management does not expect that disclosure controls and procedures and related internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the controls system are met. Further, the design of a control system must consider resource constraints as well as the benefits of controls relative to the cost of a control system. While our management believes that its disclosure controls and procedures, including internal controls over financial reporting, provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers are:

     Name                       Age      Position
     ----                       ---      --------

     John C. Antenucci          58       Vice Chairman, Director, President and
                                         Chief Executive Officer of PGRA;
                                         President and Chief Executive Officer
                                         of PGI-MD

     Frederick G. Beisser       62       Director, Vice President - Finance and
                                         Administration, Secretary and Treasurer

     Gary S. Murray             54       Chairman of the Board and Director

     Raymund E. O'Mara          63       Director

     J. Gary Reed               56       Director and Chief Operating Officer of
                                         PGI-MD

     William S. Strang          48       Director

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

Gary S. Murray was appointed Chairman of the Board of Directors on July 6, 1999 and has served as a director of PGRA since June 26, 1998. Mr. Murray is the founder and managing member of HumanVision L.L.C., an advisory and investment firm located in Landover, Maryland. He was also co-founder and a principal of Timebridge Technologies (Lanham, Maryland), an e-commerce firm specializing in database and network services that was acquired by Dimension Data Holdings PLC in November 2000. Mr. Murray was founder, chairman and president of systems integrator Sylvest Management Systems (Lanham, Maryland) until its acquisition by Federal Data Corporation in June 1997. He holds a BBA from Howard University, Washington, D.C. and was a Certified Public Accountant.

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

William S. Strang was elected to the Board of Directors on April 30, 2002. He is President of and Chief Executive officer of NetStar1, a network integration company in Rockville, Maryland. Prior to that, he was President, North America, of Dimension Data plc, a leading global network services and e-Commerce solutions provider, from October 2000 until June 2001, and from June 1997 until October 2000 he was President & CEO of Timebridge Technologies, Inc. of Lanham, Maryland, a leading provider of network engineering, Oracle database consulting, and information technology integration services. Mr. Strang holds a Bachelor of Business Administration from Eastern Kentucky University.

Other Associations

During the past five years, one principal of PGRA has served as a principal of the following reporting issuer during the periods and in the capacities noted below:

Principal              Reporting Issuer        Capacity    Period
---------              ----------------        --------    ------

Frederick G. Beisser   Environmental Energy    Director    March 1999 to present
                       Services, Inc.


Audit Committee/Audit Committee Financial Expert

The board of directors has determined that PGRA does not have financial expert sitting on the Audit Committee. Because PGRA is not a listed company, its common stock is not traded on a national exchange or national association as contemplated by Rule 10-A3 of the Securities Act of 1934, as amended, and therefore PGRA is not required to have an audit committee financial expert.

We have an audit committee of the Board of Directors that meets the definition of "audit committee" set forth in Section 3a(58)(A) of the Exchange Act. The Audit Committee maintains an active role in communication with the Company's independent auditors and with the management of the Company and performs its duties and responsibilities set forth in the Audit Committee Charter. The Audit Committee for fiscal 2003 consisted of the following non-employee directors:
Messrs. Strong (Chairman), O'Mara and Murray. The Audit Committee met five times during fiscal 2003. The members currently serving on the Audit Committee are expected to continue to serve on the Audit Committee until the next annual meeting of the Board of Directors following our Annual Meeting of Shareholders. Because Mr. Murray is a control person of a company that has assisted us with financing from time to time and received compensation therefore, he is not considered independent with respect to Rule 803 of the Corporate Governance Requirements of the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and other information known to the Company, during and with respect to our most recent fiscal year, we believe that all directors, officers and any beneficial owner of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

Our Board of Directors approved a Code of Ethics for Senior Financial Officers on October 7, 2002. We filed it with our September 30, 2002 report on Form 10-KSB as Exhibit 99.3 and the signed code is available on our website at www.PlanGraphics.com.

Item 10 - EXECUTIVE COMPENSATION


Summary Compensation Table

The following table sets forth the compensation paid and accrued by PGRA for services rendered during the fiscal years ended September 30, 2003, September 30, 2002 and September 30, 2001 to certain of our executive officers.

                                                 Annual Compensation                   Long Term Compensation
                                                 -------------------                   ----------------------
                                                                                       Awards         Payouts
                                                                                       ------         -------
                                                                   Other Annual                        LTIP
      Name and                                          Bonus      Compensation       Options/        Payouts      All Other
 Principal Position         Year      Salary ($)         ($)            ($)        SARs granted (#)      ($)          ($)
 ------------------         ----      ----------         ---            ---        ----------------      ---          ---
John C.                     2003       $143,864           -              -            972,418(1)          -            -
Antenucci, Vice             2002       $175,181           -              -           1,941,258(2)         -            -
Chairman,  President        2001       $157,499           -              -                -               -            -
and CEO

Gary Reed, Director and     2003       $114,901           -                               -               -            -
Chief Operating Officer     2002       $124,211           -              -           1,320,000(2)         -            -
of PlanGraphics             2001       $103,499         $8,000           -                -               -            -


(1) Grant to Mr. Antenucci in FY 2003 was the annual requirement pursuant to his employment agreement.
(2) The quantities of stock options granted during FY 2002 to Mr. Antenucci and to Mr. Reed, pursuant to their employment agreement's in exchange for relinquishing certain anti-dilution rights relative to stock option entitlements contained in their prior employment agreements which had been held in abeyance since June 30, 1998.

We do not have a long term incentive plan or a defined benefit or actuarial form of pension plan.







Option/SAR Grants in Last Fiscal Year

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             [Individual Grants]

                          Number of securities      Percent of total
                               underlying         options/SARs granted
                          options/SARs granted      to employees in      Exercise or base
          Name                     (#)                fiscal year         Price ($/Share)    Expiration Date
          ----                     ---                -----------         ---------------    ---------------

John C. Antenucci, Vice
Chairman, President and
CEO                              972,418                  51%                 $0.04          April 30, 2008

J. Gary Reed, Director
and Chief Operating
Officer of PlanGraphics             -                      -                     -                   -


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                                                         Number of Securities
                                                                              Underlying        Value of Unexercised
                                                                              Unexercised           In-the-Money
                                                                            Options/SARs at        Options/SARs at
                                                                              FY-End (#)             FY-End ($)
                           Shares Acquired on                                Exercisable/           Exercisable/
          Name                Exercise (#)         Value Realized ($)       Unexercisable          Unexercisable
          ----                ------------         ------------------       -------------          -------------

John C. Antenucci, Vice
Chairman, President and                                                     2,913,472/ 0(1)         $48,611/$0.00
CEO                                 -                      -

J. Gary Reed, Director
and Chief Operating
Officer of PlanGraphics             -                      -                1,320,000/0(2)          $66,000/$0.00

(1)  In accordance with his employment agreement dated May 1, 2002, Mr.
     Antenucci received fully vested stock options to purchase 1,941,258 shares of our common stock at an exercise price of $0.07 on May 1, 2002. Mr.
     Antenucci has 972,214 options at an exercise price of $0.04 that were granted on May 1, 2003 and also pursuant to his employment agreement. As noted below under Employment Agreements, Mr. Antenucci is entitled to future grants of stock options annually and if certain performance goals are met.

(2) In accordance with his employment agreement dated January 1, 2002, Mr. Reed received fully vested options to purchase 1,320,000 shares of our common stock at an exercise price of $0.03 per share.

Compensation of Directors

Our directors who are employees of our company or our subsidiaries do not receive any compensation for their services as directors. Non-employee directors are entitled to standardized stock option grants on the first day of a directorship year which begins on the date of election to the board. It is pro-rated for a new director appointed after a board year has begun. Directors receive a grant of 200,000 options to purchase common stock at an exercise price equal to the closing price on the date of appointment; if the director becomes a board committee chairman the option is increased by 50%, and if the director is elected as chairman of the board, the options are increased by 100%.

Effective July 1, 2001, we entered into an Agreement for Services with Mr. Murray for his services as Chairman of the Board. The agreement expired June 30, 2003. The agreement provided Mr. Murray with options to purchase 175,000 shares of our common stock per annum at an exercise price of $0.11 per share, vesting in quarterly installments and exercisable for three years from the date of the agreement, which remain exercisable. The agreement was modified effective May 1, 2002 to prospectively terminate the base compensation and harmonize the agreement with the standard fees for non-employee directors. During fiscal year 2002, Mr. Murray received $41,667 in fees for his services as chairman and director that were paid in the form of unregistered common stock; because of the modification on May 1, 2002, he was not entitled to compensation during fiscal year 2003 under the agreement that expired on June 30, 2003.

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

The agreement provides for continuation of compensation upon termination for convenience of the company, for resignation upon change of control or non-renewal at an amount equal to one month of compensation for each year of service to the corporation; upon resignation of the executive or upon death or disability equal to three months compensation. Mr. Beisser is also entitled to life insurance in the amount of $150,000 plus $100,000 AD&D paid by the company, automobile allowance of $225 per month and reimbursement of expenses and fees incidental to his position. We recently extended Mr. Beisser's employment agreement a second time through September 30, 2005.

Mr. Reed.

We entered into a one-year employment agreement with J. Gary Reed, effective January 1, 2002 to continue his employment as Senior Vice President--Chief Operating Officer of PGI-MD. The agreement set Mr. Reed's base salary at $125,000 per year with provisions for bonuses up to 40% of base salary if certain goals are achieved. Compensation may be increased or decreased from time to time by the board of directors but may not be reduced by more that 10%.

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

The agreement provides for continuation of compensation upon termination for convenience of the company for 12 months, upon resignation of the executive or absence of renewal or extension by the company for six months, and upon death or disability for three months. Mr. Reed is also entitled to life insurance in the amount of $250,000 plus $100,000 AD&D paid by the company, automobile allowance of $250 per month and reimbursement of expenses and fees incidental to his position. We recently extended Mr. Reed's employment agreement a second time through September 30, 2005.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans.


                                  EQUITY COMPENSATION PLAN INFORMATION
                                      (As of September 30, 2003)

                                    (a)                             (b)                          (c)
Plan Category              Number of securities to be   Weighted average exercise        Number of
                           issued upon exercise of      price of outstanding options,    securities remaining
                           outstanding options,         warrants and rights.             available for future
                           warrants and rights.                                          issuance under equity
                                                                                         compensation plans
                                                                                         (excluding securities re-
                                                                                         reflected in column (a)).
Equity Compensation plan
  approved by security
  holders.                       8,448,634                      $0.06                          3,395,542

Equity Compensation plans
  not approved by security
  holders                        5,170,331                      $0.18                            209,766
                                ----------                      -----                          ---------
Total                           13,618,965                      $0.14                          3,605,308
                                ----------                      -----                          ---------


                                       37

The 209,766 unissued stock options not approved by shareholders represent the remaining balance existing in the 1995 Stock Option plan. There are no longer any outstanding grants of options as all previous grants have expired. The plan terminates automatically on March 21, 2005.

The 5,170,331 securities to be issued upon exercise of outstanding options or warrants represents warrants issued as follows:

     Advisory Services. Warrants were issued in fiscal 2002 to acquire a total of 3,857,212 shares of common stock in exchange for advisory services related to our shareholder rights offering. A total of 973,166 warrants were issued from fiscal 1999 through 2001 for advisory and consulting services.

     Private Offerings. Warrants were issued during fiscal years 2000 through 2001 to acquire 339,953 shares of common stock pursuant to the terms of private offerings completed during those fiscal years.


The following parties own more than five percent of our common stock as of September 30, 2003:

--------------------------------------------------------------------------------
      Name and Address of         Amount & Nature of Beneficial       Percentage
       Beneficial Owner                    Ownership
--------------------------------------------------------------------------------

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

Security ownership of management:

The directors and officers of PGRA own the following percentages of our common stock as of December 18, 2002:
--------------------------------------------------------------------------------
  Name and Address of                 Amount & Nature of Beneficial   Percentage
   Beneficial Owner                             Ownership
--------------------------------------------------------------------------------

John C. Antenucci                             9,257,777(1)                8.7%
President, Acting CEO and Director   Sole dispositive and voting power
c/o PlanGraphics, Inc.
112 East Main Street
Frankfort, KY 40601

Frederick G. Beisser                          1,359,900(2)                1.4%
Vice President - Finance &           Sole dispositive and voting power
Administration, Secretary,
Treasurer and Director
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Gary S. Murray                               18, 297,345(3)              15.8%
Chairman and Director                      Sole voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Raymund E. O'Mara                              713,536(4)                 0.7%
Director                            Sole dispositive and voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

J. Gary Reed                                  1,364,715(5)                1.4%
Director                            Sole dispositive and voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

William S. Strang                             6,014,286(6)                5.8%
Director                            Sole dispositive and voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, CO 80134

All Directors and Officers
As a group (6 persons)                 --------------------------        -----
                                              36,707,599                 27.4%
                                       --------------------------        -----

(1) Includes 2, 913,472 shares of common stock issuable pursuant to the exercise of options and 13,000 shares of common stock owned by Mr. Antenucci's spouse, for which he is deemed to be a beneficial owner.

(2) Includes 880,000 shares of common stock issuable pursuant to the exercise of options.

(3) Includes 7,116,246 shares of common stock and 595,000 shares of common stock issuable pursuant to the exercise of options for Mr. Murray in direct ownership. Also includes 10,586,099 shares of common stock owned by HumanVision L.L.C. Mr. Murray, as a member and managing director, is a control person of HumanVision L.L.C.

(4) Includes 635,500 shares of common stock issuable pursuant to the exercise of options.

(5) Includes 1,320,000 shares of common stock issuable pursuant to the exercise of options.

(6) Includes 300,000 shares of commons stock issuable pursuant to the exercise of options.


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

On February 1, 2002, two officers of PGRA, Frederick G. Beisser and John C. Antenucci, borrowed $8,750 and $175,000, from PGRA and PGI-MD, respectively. Repayment of the notes was due by February 1, 2004. The borrowed sums were used to exercise subscription rights to purchase 250,000 and 5,000,000 shares of common stock, respectively, in the rights offering that expired on the same date. The notes receivable have been recorded as a reduction to common stock. Each company's Board of Directors approved the loan of funds to each of its officers as being in the company's best interest because it will provide greater incentives to continue employment and motivation to strive for the success of the company so that the value of our common stock will increase. Balances due on the notes at September 30, 2003 were $7,750 and $175,000 for Mr. Beisser and Mr. Antenucci, respectively. Subsequent to September 30, 2003, each officer has paid his balance in full. At the time of approval by the Board of Directors, such loans were in full compliance with the rules and regulations of the Securities and Exchange Commission.

On August 14, 2002 Human Vision, LLC, a related party in which one of our directors is a control person, agreed to provide a compensating balance deposit of $200,000 at BB&T to facilitate a temporary increase to our line of credit, pending our collection of certain receivables due to us from a major local government entity. Upon collection of the receivable, we paid temporary increase in full on February 13, 2003 and caused the compensating balance to be released back to Human Vision LLC. The arrangement also entitled Human Vision LLC to interest at the rate published in the Wall Street Journal during the period in which the compensating balance was on deposit and was secured by a lien on our accounts receivable.

During the third and fourth quarters of fiscal year 2003, an officer of the Company, Mr. Antenucci, made a number of working capital loans to PGI. As of September 30, 2003, the amount owed to the officer was $158,400 plus accrued interest of $1,697; the amount is documented by a demand note bearing interest at 4.5% per annum and secured by a lien on our interest in Jobview.com which has a book value of $56,389. The amount owed to Mr. Antenucci at September 30, 2003, including accrued interest of $1,697, is $160,097.

Subsequent to September 30, 2003 we obtained a temporary addition to our asset based line of credit with BB&T in the amount of $150,000. The transaction is evidenced by a promissory note dated October 28, 2003, bearing interest at 2% per annum wit a maturity date of January 28, 2004. The additional funding was made available by a compensating balance deposit provided by a related party, Human Vision LLC, which is controlled by a director of PGI. The temporary addition to the line of credit was paid in full during the second quarter of FY 2004.

On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection.

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

3.3 Articles of Amendment to the Articles of Incorporation dated May 02, 2002 changing the name of the Company to PlanGraphics, Inc. (filed with our Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).

3.4 Amended and Restated Bylaws of PlanGraphics, Inc. adopted by the Board of Directors on October 7, 2002 (filed with our Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).

4.1 Specimen Stock Certificate of PlanGraphics, Inc. (filed with our Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).

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

10.1           Agreement for Services with Crossways Consulting Group, Inc.
               dated February 28, 2001. (filed with Registration Statement on Form SB-2 on March 26, 2001 and incorporated herein by reference).

10.2 Letter Agreement with Brean Murray & Co., Inc. dated March 13, 2001 (filed with Registration Statement on Form SB-2 on March 26, 2001 and incorporated herein by reference).

10.3           Agreement for Services dated July 1, 2001 between PGRA and Gary
               S. Murray (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.5 Consulting Services Agreement dated July 1, 2001 between PGRA and HumanVision L.L.C. (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.6 Convertible Promissory Note by and between PGRA and HumanVision L.L.C. (filed with Annual Report on Form 10-KSB on February 20, 2001 and incorporated herein by reference).

10.7           Stock Pledge Agreement by and between PGRA and HumanVision L.L.C.
               (filed with Annual Report on Form 10-KSB on February 20, 2001 and incorporated herein by reference).

10.8 Guaranty by ISIS in favor of HumanVision L.L.C. (filed with Annual Report on Form 10-KSB on February 20, 2001 and incorporated herein by reference).

10.9 Promissory Note issued to Evans, Mechwart, Hambleton & Tilton, Inc. dated November 7, 2000 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.10 Convertible Promissory Note by and between PGRA and HumanVision, L.L.C. dated May 15, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.11 First Amendment to Promissory Notes by PGRA for the benefit of HumanVision LLC dated May 21, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.12 Loan Agreement dated May 31, 2001 by and between Branch Banking and Trust Company, PlanGraphics, Inc., John C. Antenucci and Robin L. Antenucci (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.13 Security Agreement dated May 31, 2001 by and between Branch Banking and Trust Company and PlanGraphics, Inc. (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.14 Promissory Note by PlanGraphics, Inc. in favor of Branch Banking and Trust Company dated May 31, 2001 (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.15 Guaranty Agreement dated May 31, 2001 by John C. Antenucci (filed with Registration Statement on Form SB-2/A on June 13, 2001 and incorporated herein by reference).

10.16 Customer Contract with the City of New York (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.17 Employment Agreement between PGRA and J. Gary Reed, dated January 1, 2002, and executed on April 22, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.18 Employment Agreement between PGRA and Frederick G. Beisser, dated January 1, 2002 and executed on May 2, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.19 Employment Agreement between PGRA and John C. Antenucci, dated and executed on May 1, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.20 First Amendment to Agreement for Services dated May 1, 2002 between PGRA and Gary S. Murray (filed with our Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).

10.21 Forbearance Agreement with Branch Banking & Trust, dated October 22, 2004 (filed on Form 8-K, dated October 22, 2004 and incorporated herein by reference) .

10.22 Second Forbearance Agreement with Branch Banking & Trust, dated December 22, 2004 (filed on Form 8-K dated December 22, 2004 and incorporated herein by reference).

10.23 Extension of Beisser Employment Agreement, dated December 28, 2004 (filed on Form 8-K, dated December 22, 2004 and incorporated herein by reference).

10.24 Extension of Reed Employment Agreement, letter dated December 28, 2004 (filed on Form 8-K, dated December 28, 2004 and incorporated herein by reference).

10.25 Agreement with K Capital Partners, Inc. executed January 7, 2005 (filed on Form 8-K, dated January 7, 2005 and incorporated herein by reference).

10.26 Agreement with Rockland Credit Finance LLC. executed February 17, 2005 (filed on Form 8-K, dated February 17, 2005 and incorporated herein by reference).

14.1 Code of Ethics for Senior Financial Officers implemented by Board Decision on October 7, 2002 (filed with our Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).

21.1           List of Subsidiaries. *

31.1 Section 302 Certificate of the principal executive officer, dated March 14, 2005. *

31.2 Section 302 Certificate of the principal financial & accounting officer, dated March 14, 2005. *

32.1 Section 906 Certificate of the principal executive officer, dated March 14, 2005. *

32.2 Section 906 Certificate of the principal financial & accounting officer, dated March 14, 2005. *

-----------------------
*        Filed herewith.




(b) Reports on Form 8-K.

During the fourth quarter of the fiscal year ended September 30, 2003 we filed Form 8-K on August 15, 2003 reporting the results of operations for the quarter ended June 30, 2003.

Item 14 - Principal Accountant Fees and Services.


Services fees paid or payable to auditing firm:

                                            2003       2002
                                          --------   --------
                                              $          $
                                            ----       ----

                  Audit Fees(1)           $ 75,910   $ 97,268

                  Audit-Related Fees(2)      5,680     45,972

                  Tax Fees                    --         --

                  All Other Fees(3)          7,776       --
                                          --------   --------


                  Total(1)                $ 89,366   $143,240
                                          ========   ========


(1) These amounts do not include a $10,018 review fee paid to former auditors during FY2002.

(2) This amount does not include a $10,000 audit opinion reissue fee paid to former auditors during FY 2003.

(3) Other fees include amounts paid for research of accounting principles related to planned activities of PGI. These were approved by the Audit Committee.

Percentage of hours on audit engagement performed by non-FTEs: There was no audit work performed by non-full time employees.

Audit Committee pre-approval policies and procedures:
In accordance with the Amended and Restated Audit Committee Charter of March 21, 2003 as provided with our Proxy Statement dated April 1, 2003, the Audit Committee reviews with the independent auditors and financial management of the Company the scope of the proposed audit and timely quarterly reviews for the current year and as well as non-audit services requested and the audit procedures to be utilized. The Audit Committee also approves all audit and any non-audit services for which the independent auditors may be retained.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PLANGRAPHICS, INC.


Date: 3/14/2005                                  By: /S/ John C. Antenucci
---------------                                  -------------------------
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

     Signature                          Title                          Date
     ---------                          -----                          ----


/S/ Fred Beisser              Senior Vice President--Finance         3/14/2005
----------------              and, Secretary, Treasurer,
Frederick G. Beisser          Principal Financial &
                              Accounting Officer


/S/ John C. Antenucci         CEO, President                         3/14/2005
---------------------         and Director
John C. Antenucci


/S/ Ray O'Mara                Director                               3/08/2005
--------------
Raymund E. O'Mara


                              Chairman of the Board
---------------------         and Director
Gary S. Murray


/S/ William Strang            Director                               3/14/2005
------------------
William Strang

                               PLANGRAPHICS, INC.
                              Financial Statements
                                  2003 and 2002




                                TABLE OF CONTENTS




                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    AUDITOR'S REPORT                                                         F-2



FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                                                F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-4

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                            F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-6

  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors and Shareholders
PlanGraphics, Inc.

We have audited the accompanying consolidated balance sheets of PlanGraphics, Inc. (a Colorado Corporation) and subsidiary as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plan Graphics, Inc. and subsidiary as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has sustained net losses, has a working capital deficit and has not extended its matured debt agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cincinnati, Ohio
November 20, 2003


                                        PLANGRAPHICS, INC.

                                   CONSOLIDATED BALANCE SHEETS

                                          September 30,

        ASSETS                                                           2003            2002
                                                                    ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                         $     28,216    $     60,806
  Accounts receivable, less allowance for doubtful accounts of
    $30,892 and $13,609 for 2003 and 2002, respectively                3,777,352       3,205,060
  Prepaid expenses and other                                              49,572         115,236
                                                                    ------------    ------------
        Total current assets                                           3,855,140       3,381,102
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                1,866,667       1,866,667
  Equipment and furniture                                                889,072         849,159
  Other leased assets                                                       --           255,602
                                                                    ------------    ------------
                                                                       2,755,739       2,971,428
    Less accumulated depreciation and amortization                     1,562,030       1,599,673
                                                                    ------------    ------------
                                                                       1,193,709       1,371,755
                                                                    ------------    ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization of
     $1,510,446 for 2003 and 2002                                      1,860,499       3,948,343
  Software, for future project use, net of accumulated
     amortization of $27,598 in 2003                                     371,098            --
  Other                                                                   95,790         115,181
                                                                    ------------    ------------
                                                                       2,327,387       4,063,524
                                                                    ------------    ------------

                                                                    $  7,376,236    $  8,816,381
                                                                    ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                $    800,273    $    880,082
  Notes payable - related parties                                        158,400            --
  Obligations under capital lease - related party, current               133,315         117,103
  Accounts payable                                                     1,120,971         920,886
  Accrued payroll costs and vacations                                  1,089,447         472,162
  Accrued expenses                                                       370,183         112,305
  Accrued expenses - related party                                        51,899            --
  Deferred revenue and prebillings                                       555,239         450,829
                                                                    ------------    ------------
        Total current liabilities                                      4,279,727       2,953,367
                                                                    ------------    ------------

LONG-TERM LIABILITIES
  Long-term obligations under capital leases - related
   party, less current maturities                                      1,222,715       1,356,030
   Notes payable, less current maturities                                200,000            --
                                                                    ------------    ------------
        Total long-term liabilities                                    1,422,715       1,356,030
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                              --              --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 and 97,214,418 shares issued and outstanding           20,688,118      20,688,118
  Notes receivable for equity transactions                              (182,750)       (183,750)
  Accumulated deficit                                                (18,831,574)    (15,997,384)
                                                                    ------------    ------------
                                                                       1,673,794       4,506,984
                                                                    ------------    ------------

                                                                    $  7,376,236    $  8,816,381
                                                                    ============    ============


The accompanying notes are an integral part of these statements.


                                       PLANGRAPHICS, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Years ended September 30,

                                                                    2003             2002
                                                                ------------    ------------

Revenues                                                        $  7,905,661    $  8,159,275

Cost of sales:
  Direct contract costs                                            4,900,814       5,006,056
  Salaries and employee benefits                                   1,919,912       1,667,197
  General and administrative expenses                              1,019,349       1,058,556
  Marketing expenses                                                 274,665         272,933
  Other operating expenses                                           265,433         257,536
  Gain on sale of assets                                                (850)           --
  Goodwill impairment                                              2,087,844            --
                                                                ------------    ------------
         Total costs and expenses                                 10,467,167       8,262,278
                                                                ------------    ------------

         Operating loss                                           (2,561,506)       (103,003)
                                                                ------------    ------------

Other income (expense):
  Other income                                                        28,223          25,141
  Interest expense                                                  (300,907)       (315,258)
                                                                ------------    ------------
                                                                    (272,684)       (290,117)
                                                                ------------    ------------


         NET LOSS                                               $ (2,834,190)   $   (393,120)
                                                                ============    ============

Basic and diluted loss per common share                         $      (0.03)   $      (0.01)
                                                                ------------    ------------

Weighted average number of shares of common stock outstanding     97,214,418      64,228,797
                                                                ============    ============





The accompanying notes are an integral part of these statements.


                                                  PLANGRAPHICS, INC.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Years ended September 30, 2003 and 2002


                                                     Common Stock
                                             ---------------------------       Notes        Accumulated
                                                Shares         Amount       Receivable        Deficit         Total
                                             ------------   ------------   ------------    ------------    ------------

Balance, October 1, 2001                       19,649,539   $ 18,103,781   $       --      $(15,604,264)   $  2,499,517

Issuance of common stock under
     shareholder rights offering               76,757,134      2,538,810           --              --         2,538,810

Issuance of common stock for services             807,745         45,527           --              --            45,527

Notes receivable from officers
     for purchase of common stock                    --             --         (183,750)           --          (183,750)

Net loss                                             --             --             --          (393,120)       (393,120)
                                             ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2002                  97,214,418     20,688,118       (183,750)    (15,997,384)      4,506,984

Payments of notes receivable from officers
     for purchase of common stock                    --             --            1,000            --             1,000

Net loss                                             --             --             --        (2,834,190)     (2,834,190)
                                             ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2003                  97,214,418   $ 20,688,118   $   (182,750)   $(18,831,574)   $  1,673,794
                                             ============   ============   ============    ============    ============









The accompanying notes are an integral part of these statements.


                                         PLANGRAPHICS, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 For the years ended September 30,

                                                                            2003           2002
                                                                        -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                               (2,834,190)   $  (393,120)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                           260,942        227,060
    Provision for losses on accounts receivable                              17,283            855
    Stock options and warrants for services                                    --           45,527
    Gain on disposition of assets                                              (850)          --
    Impairment of goodwll                                                 2,087,844           --
    Changes in operating assets and liabilities
      Accounts receivable                                                  (589,575)    (1,071,176)
      Prepaid expenses and other                                             65,664          7,908
      Other assets                                                            4,006        (13,222)
      Software for future project use                                      (398,696)          --
      Accounts payable                                                      200,085       (403,751)
      Accrued expenses                                                      903,397       (589,580)
      Deferred revenue and prebillings                                      104,410        269,254
                                                                        -----------    -----------
       Net cash used in operating activities                               (179,680)    (1,920,245)
                                                                        -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                                    (39,913)      (139,106)
  Proceeds from sale of fixed assets                                            850           --
                                                                        -----------    -----------
       Net cash used in investing activities                                (39,063)      (139,106)
                                                                        -----------    -----------

Cash flows provided by (used in) financing activities:
  Checks written against future deposits                                       --          (24,100)
  Proceeds from debt                                                      3,025,199      2,510,362
  Payments on debt                                                       (2,881,343)    (2,419,061)
  Proceeds from notes payable - related parties                             280,207           --
  Payments on note payable - related parties                               (121,807)          --
  Payments on obligations under capital lease                              (117,103)      (239,085)
  Proceeds from issuance of common stock, net of stock issuance costs          --        2,273,242
  Repayment of note receivable for stock purchase                             1,000           --
                                                                        -----------    -----------
       Net cash provided by financing activities                            186,153      2,101,358
                                                                        -----------    -----------

Net increase (decrease) in cash                                             (32,590)        42,007
Cash and cash equivalents at beginning of year                               60,806         18,799
                                                                        -----------    -----------

Cash and cash equivalents at end of year                                     28,216    $    60,806
                                                                        ===========    ===========


The accompanying notes are an integral part of these statements.

                                               F-6

                               PLANGRAPHICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. The Company
     --------------

     These consolidated financial statements include the accounts of PlanGraphics, Inc. (a Colorado Corporation) and those of its wholly owned subsidiary PlanGraphics, Inc. (a Maryland Corporation) and the latter's wholly owned subsidiary, RTD2M (collectively the "Company"). The Company, a full life-cycle systems integration and implementation firm, provides a broad range of services in the design and implementation of information technology in the public and commercial sectors. Its capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks. Approximately 98% of its customers are primarily federal, state and local governments, and utilities; and the remainder are commercial enterprises. The customers are located in United States and foreign markets requiring locational or "spatial" information. All significant inter-company accounts and transactions have been eliminated in consolidation.

     In July 2003, the Company established a wholly owned subsidiary, RTD2M, a Kentucky corporation (see Note H6, below). The financial results of this new subsidiary are consolidated in these financial statements.

     2. Cash and Cash Equivalents
     ----------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     3. Goodwill
     -----------

     Goodwill represents the excess of the cost over the fair value of its net assets acquired at the date of acquisition.

     Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the Company no longer amortizes goodwill. The Company tests goodwill for impairment at least annually on the first day of its fiscal year.

     The Company retains an independent valuation firm to assist in completing step one of the annual test required by FAS 142, Goodwill and Other Intangible Assets, to determine whether there was a potential impairment of goodwill. Primarily based on a value that considers the income approach, the market approach and the asset approach, an estimate of the fair value of the Company's single reporting unit, including goodwill, is determined. The Company as a whole is considered one reporting unit. If the carrying value of its reporting unit exceeds its fair value, additional steps as required by FAS 142 are followed to recognize a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management in developing expectations of future revenues and expenses. These estimates are consistent with the plans

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     and estimates that are used to manage the underlying business. The valuation firm also applies significant judgments and assumptions obtained by independent research into the prevailing economic climate existing at the appraisal date, market and industry conditions, as well as management's expectations of the future in the application of these methods that result in an estimate of fair value of the reporting unit. No impairment loss was recognized the fiscal year ended September 30, 2002; however, the Company recorded an impairment loss of $2,087,844 for the fiscal year ended September 30, 2003.

     4. Property, Equipment and Depreciation and Amortization
     --------------------------------------------------------

     Property and equipment are recorded at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $217,959 and $227,060 for the years ended September 30, 2003 and 2002, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged as an expense to operations.

     5. Revenue and Cost Recognition
     -------------------------------

     Revenues from fixed fee projects are recognized on the percentage of completion method using total costs incurred to date to determine the percent complete. Revenues for projects are recognized as services are provided for time and material projects. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which they become known.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as subcontracted labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Deferred revenue represents retainage and prepayments in connection with these contracts, as well as amounts billed in excess of amounts earned under percentage of completion accounting.

     6. Income Taxes
     ---------------

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     7. Net Loss Per Share
     ---------------------

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

     For the years ended September 30, 2003 and 2002, total stock options and stock warrants convertible into 13,618,965 and 11,859,251 shares, respectively, of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.

     8. Research and Development costs
     ---------------------------------

     Research and development costs are expensed as incurred.

     9. Concentrations of Credit Risk
     --------------------------------

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts. The Company did not have balances in excess of FDIC insured limits as of September 30, 2003, but had a balance of $5,504 in excess of FDIC insured limits at September 30, 2002. Because of large but infrequent payments that may be received from a major customer, account balances may exceed FDIC insured limits for short periods.

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

     10. Fair Value of Financial Instruments
     ---------------------------------------

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

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     11. Segment Information
     -----------------------

     The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. In the opinion of management, the Company operates in one business segment, business information services, and all revenue from its services and license fees and royalties are made in this segment. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all assets and operations are in the United States. Less than 5% of its revenues were from international customers.

     12. Use of Estimates
     --------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting periods. Significant changes in the estimates or assumptions, or in actual outcomes related to them, could possibly have a material impact on the financial statements.

     The Company's operations require it to make significant assumptions concerning cost estimates for labor and expenses on contracts in process. Due to the uncertainties inherent in the estimation process of costs to complete for contracts in process, it is possible that completion costs for some contracts may have to be revised in future periods.

     13. Stock Option Plans
     ----------------------

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

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 2003 and 2002: dividend yield of 0 percent, expected volatility of 120 to 140 percent, risk-free interest rates between 2.75 and 5.5 percent, and expected option lives of one to five years for all years presented. Some options are immediately vested and others may vest after the lapse of time or depend on meeting specified performance criteria.

     Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following unaudited pro forma amounts:

                                                2003             2002
                                            -----------      -----------
     Years Ended September 30,
      Net loss:
       As reported                          $(2,834,190)     $  (393,120)
       Pro forma                            $(2,906,032)        (676,684)
      Net loss per share:
       As reported                          $     (0.03)     $     (0.01)
       Pro forma                            $     (0.03)           (0.01)


     14. Comprehensive Income (Loss)
     -------------------------------

     Effective October 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the fiscal years ended September 30, 2003 and 2002, the Company had no items of comprehensive income (loss) other than net losses; therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

     15. Foreign Currency Translation
     --------------------------------

     Financial transactions with a foreign entity whose local currency is other than the U.S. dollar, have been translated into U.S. dollars at the rate of exchange in effect on the date payments are received.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     16. Recent Accounting Pronouncements
     ------------------------------------

     In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued consensus 00-21, "Revenue Arrangements with Multiple Deliverables". This task force consensus addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet specified criteria. Arrangement consideration should then be allocated among the separate units of accounting based on their relative fair values, subject to certain limitations. Applicable revenue recognition criteria would then be considered separately for separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003, and did not have any significant impact on the financial condition or results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends the disclosure requirements of FAS 123 and APB Opinion 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of FAS 148.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). This interpretation requires certain variable interest entities ("VIE") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed consideration of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company is currently assessing the impact of the adoption of FIN 46.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning October 1, 2003. Management does not expect any financial impact of SFAS No. 150 on the financial statements.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

     The Company has reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

     17. Reclassifications
     ---------------------

     Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the fiscal 2003 financial statements' presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

     18. Purchased and Internally Developed Software Costs for Future Project
          Use
     ------------------------------------------------------------------------

     Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The amortization is computed on a straight- line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No write downs were recorded in 2003.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE B - GOING CONCERN CONSIDERATIONS

The Company has a working capital deficit of $424,587 and an accumulated deficit of $18,831,574 at September 30, 2003, and recurring net losses in FYs 2003 back to 1997. Future viability of the Company is dependent upon the Company's ability to achieve profitability in its future operations. These circumstances raise doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 2003 the Company has experienced significant operating losses, negative working capital and cash flow delays caused by a major governmental customer that has been slow to pay its invoices. This has, from time to time, adversely affected the Company's ability to timely meet payroll and other payment obligations. On occasion, payroll disbursements were delayed and, accordingly, related Federal Income Tax Withholding and Federal Insurance Contributions Act and Medicare computations and payments were made subsequent to normal due dates. Accordingly, the Company could be subject to penalties.

As noted below, the Company's asset based line of credit for $750,000 matured on October 4, 2004. Subsequently, the Company entered into first and second forbearance agreements with BB&T that allowed the Company to continue to use the line of credit through January 10, 2005 while it negotiated the replacement financing. On January 7, 2005 the Company entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap finances up to $1.5 million of accounts receivable invoices. KCap later transferred the agreement to its senior investing organization, Rockland Credit Finance LLC ("Rockland"), with whom the Company entered into a 12-month agreement, on February 17, 2005, that is substantially the same as the KCap agreement (See Note M, Subsequent Events, below).

     Operations in recent years have been financed by the following sources:
     o equity proceeds through public offerings and private placements of securities;
     o    revenue generated from operations;
     o loans from principal shareholders and employees, including deferred payments of payroll; and
     o    loans and lines of credit.

     The Company has taken actions to leverage its technical capabilities and reputation to increase revenue and related cash flows as well as to reduce its controllable costs and expenses to the maximum extent possible. In addition, one of the Company's major customer has indicated that it has modified its processing procedures to avoid the payment delays previously encountered. The Company is also aware from a report in "Washington Technology" that funding from federal programs has recently begun to flow to state governments who will distribute it to local governments. Depending on the results of the preceding, it is possible that the Company may need additional funding through additional borrowing or through public or private equity placements. In August of 2003, the Company engaged an investment banking company, The Windsor Group LLC, as its advisor in connection with its review of strategic alternatives (see Note H8, below).

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE C - ACCOUNTS RECEIVABLE

     At September 30, the components of contract receivables were as follows:

                                                      2003          2002
                                                   ----------    ----------
     Billed                                        $3,206,283    $1,954,417
     Unbilled                                         601,961     1,264,252
                                                   ----------    ----------
                                                    3,808,244     3,218,669
     Less allowance for doubtful accounts              30,892        13,609
                                                   ----------    ----------

     Accounts receivable net                       $3,777,352    $3,205,060
                                                   ==========    ==========

     Deferred revenue amounts of $555,239 and $450,829 at September 30, 2003 and 2002, respectively, represent amounts billed in excess of amounts earned. Included in the deferred revenue balance at September 30, 2003 and 2002 respectively, was $15,287 and $25,554, related to retainers received for future services and over- payments by customers on specific invoices.

     The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Information Technology and Telecommunications (NYDOITT) represented 37% of revenues for the year ended September 30, 2003. NYDOITT and the Rhode Island Department of Transportation accounted for 24% and 10% of revenues, respectively, for the year ended September 30, 2002. NYDOITT accounted for 45% and 37% of accounts receivable at September 30, 2003 and 2002, respectively and a separate customer, the Kentucky Department of Transportation, accounted for 17% of the accounts receivable balance at September 30, 2002. Of the billed accounts receivable balance at September 30, 2003, $792,742 from NYDOITT is in excess of 120 days old. On November 10, 2003, the Company received $1,060,000 from NYDOITT in payment of 62% of their outstanding balance at September 30, 2003. On February 19, 2004 the Company received a further payment of $727,000 from NYDOITT. Management believes all amounts due to the Company by NYDOITT will be paid in full.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE D - ACCOUNTS PAYABLE

     Accounts payable at September 30 consist of:

                                                   2003             2002
                                                ----------       ----------

     Trade payables                             $  513,272       $  303,772

     Payable to subcontractors                     559,134          560,542

     Other payables                                 48,565           56,572
                                                ----------       ----------

     Total accounts payable                     $1,120,971       $  920,886
                                                ==========       ==========


NOTE E - ACCRUED EXPENSES

     Accrued expenses at September 30 are as follows:

                                                            2003       2002
                                                          --------   --------

     Accrued expenses due to vendors and subcontractors   $199,296   $ 72,057

     Accrued interest                                       60,429      5,650

     Accrued professional fees                              81,965       --

     Other accrued expenses                                 28,493     34,598
                                                          --------   --------

     Total accrued expenses                               $370,183   $112,305
                                                          ========   ========

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE F - NOTES PAYABLE

     Notes payable at September 30 are as follows:

                                                            2003         2002
                                                            ----         ----
     Equipment line of credit, fully drawn under a
     promissory note, in the amount of $100,000,
     interest at prime plus 1.0% (5.00% at September
     30, 2003), collateralized by business assets. The
     note was modified to mature on September 12, 2004
     and was paid in full on October 1, 2004.              $50,900     $100,000

     Temporary advance from bank in the amount of
     $200,000, interest at 3.0% , for which a related
     party provided a compensating balance account
     deposit . The note matured on November 15, 2002,
     was subsequently extended through February 28,
     2003, and paid in full on February 10, 2003.             --        200,000

     Borrowing under a line of credit evidenced by a
     promissory note in the amount of $750,000,
     interest at prime plus 2% (6.00% at September 30,
     2003), collateralized by business assets. The
     note, matured on December 15, 2003, and the
     Company received a final extension through October
     3, 2004 from Branch Banking & Trust and
     subsequently entered into a first and second
     Forbearance agreement to expire January 10, 2005.
     A new source of financing was secured on January
     7, 2005 (See Note M). Available borrowings, which
     are based upon a percentage of eligible accounts
     receivable balances, at September 30, 2003 were
     $30,014. The note is guaranteed by the Company's
     President & CEO who continued the guarantee
     through January 7, 2005. In return for providing
     the guarantee, the officer is entitled to an
     amount equal to 5% of the outstanding balance.        719,986      556,417

     A short-term demand note with the Company's
     President & CEO in the amount of $158,400, dated
     June 2, 2003, interest at 4.5%, collateralized by
     a lien on the Company's ownership in Jobview.com,
     which has a book value of $56,389.                    158,400         --

     A promissory note with a vendor in the original
     amount of $185,000, interest rate of 9.5%. The
     note matured June 21, 2001.The balance at
     September 30, 2002 has been transferred to accrued
     liabilities as of September 30, 2003.                   --          23,665

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002

NOTE F - NOTES PAYABLE (CONTINUED)

     The purchase price of Xmarc technology owed to HPI
     in the amount of $250,000 payable in equal
     installments over five years with interest imputed
     at 6.5% and net of unamortized discount of $37,994
     at September 30, 2003. The amount is evidenced by
     an agreement effective April 1, 2003.                229,387          --
                                                       ----------    ----------

     Total notes payable                                1,158,673       880,082

        Less: Current maturities                          958,673       880,082
                                                       ----------    ----------

     Notes payable - long-term                         $  200,000    $     --
                                                       ==========    ==========


     On October 28, 2003, the Company obtained a temporary addition to its asset based line of credit with BB&T in the amount of $150,000. The transaction is evidenced by a promissory note dated October 28, 2003, bearing interest at 3% per annum with a maturity date of January 28, 2004. The additional funding was made available by a compensating balance deposit provided by a related party, Human Vision LLC, which is controlled by a director of the Company. On February 19, 2004, the Company paid the note in full and BB&T released the funds on deposit to Human Vision LLC.

NOTE G - TAXES ON INCOME

     The provision for income taxes consisted of the following:

                                                     2003         2002
                                                  ---------    ---------
     Deferred expense (benefit):
       Federal                                    $(457,000)   $(103,000)
       State                                        (44,000)     (10,000)
                                                  ---------    ---------
                                                   (501,000)    (113,000)
     Increase (decrease) in valuation allowance     501,000      113,000
                                                  ---------    ---------

                                                  $    --      $    --
                                                  =========    =========


     A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                            2003       2002
                                                           ------     ------

     U.S. federal statutory rates                          (34.0)%    (34.0)%
     State income tax benefit, net of federal tax amount    (5.3)      (3.3)
     Goodwill impairment                                    28.7         --
     Other                                                  (4.4)        --
     Increase in deferred tax asset valuation allowance     15.0       37.3
                                                           ------     ------

          Effective tax rate                                  -- %       -- %
                                                           ======     ======

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE G - TAXES ON INCOME (CONTINUED)

     Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                       2003           2002
                                                   -----------    -----------

     Net operating loss carryforwards              $ 4,776,000    $ 4,012,000
     Expense for stock options and warrants               --          247,000
     Provision for losses on accounts receivable        11,000           --
     Accrued payroll costs and vacation                 89,000        115,000
                                                   -----------    -----------
          Total gross deferred tax asset             4,876,000      4,374,000
     Valuation allowance                            (4,876,000)    (4,374,000)
                                                   -----------    -----------

          Net deferred tax asset                   $      --      $      --
                                                   ===========    ===========


     A valuation allowance equal to the gross deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     At September 30, 2003, the Company had net operating loss carryforwards of approximately $12,803,000 with expirations through 2023. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code
     Section 382 regulations related to transfers of ownership.


NOTE H - COMMITMENTS AND CONTINGENCIES

     1. Obligations Under Capital Leases - Related Party
     ---------------------------------------------------

     The Company leases an office facility from Capitol View Development, LLC, a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development. The lease includes an annual base rent increasing over the term of the lease plus an adjustment based on Capitol View Development's rate of interest on its related loan for fit-up costs. In 2002, Capitol View Development paid off the balance on this related loan, thereby reducing the monthly payments made by the Company. The initial lease term is for a period of fifteen years ending 2010 with five renewal options for a term of one year each. Annual payments approximate $300,000 per year. The Company has the option to purchase the facility subsequent to the tenth year of the term of the lease. During the years ended September 30, 2003 and 2002, the Company paid $117,103 and $431,475, respectively, in lease payments. Payments in 2002 included an advance payment of $145,630 resulting from the settlement of a lawsuit (see Note L).

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company previously leased certain equipment, under capital leases from a bank, with lease terms of three to five years. All equipment leases have been paid in full as of September 30, 2003.

     The following is a schedule, by years, of future noncancellable minimum payments required by the Company under its capital lease, together with its present value as of September 30, 2003:

     Year ending September 30,

         2004                                                  $  299,645
         2005                                                     293,345
         2006                                                     281,465
         2007                                                     277,775
         2008                                                     277,775
         Thereafter                                               648,142
                                                               ----------
                                                                2,078,147
     Less: amounts representing interest                          722,117
                                                               ----------
     Present value of minimum lease payments                    1,356,030
     Less: current maturities                                     133,315
                                                               ----------

     Obligations under capital leases, long-term               $1,222,715
                                                               ==========

     As of September 30, 2003 and 2002, accumulated amortization for the building under capital lease obligations was $1,366,428 and $1,489,521, respectively. Depreciation expense was $140,000 on the building for each of the years ended September 30, 2003 and 2002.

     2. Operating Lease Commitments
     ------------------------------

     The Company leases certain office facilities and certain furniture and equipment under various operating leases. The remaining lease terms range from one to five years.

     Minimum annual operating lease commitments at September 30, 2003 are as follows:

     Year ending September 30,

         2004                                                  $164,954
         2005                                                   153,983
         2006                                                   119,813
         2007                                                    11,233
         2008 and thereafter                                          -
                                                              ---------

                                                              $ 449,983
                                                              =========

     Rental expense for the years ended September 30, 2003 and 2002 totaled $183,283 and $170,494, respectively.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     3. Sales Marketing Agreement
     ----------------------------

     The Company had previously engaged an outside firm to represent it in the promotion, marketing and selling of the Company's services for a fee equal to 4% of such sales (as defined in the agreement). Fixed monthly retainer payments were required throughout the contract term. The Company terminated the contract on March 28, 2003.

     4. Licensing Agreement
     ----------------------

     The Company entered into a licensing agreement under which it obtained exclusive North American rights to Xmarc, Ltd., intellectual property and spatial integration software owned by a Swiss based investment company, HPI Holding SA and a Cayman Island company, Glendower Opportunity Partners II, collectively the Xmarc Sellers ("XS"), for use in the public sector and utility markets. Under the agreement the Company supports former Xmarc clients, work in progress and outstanding proposals and pays XS, a royalty stream for a period of 21 months ending September 30, 2003 as it receives revenue for the product licensing and maintenance. Under the agreement the Company also had the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. Effective April 1, 2003 the Company exercised its right to acquire the intellectual property. As a result, the Company will pay XS $50,000 annually on March 31 in the years 2004 through 2008 (see Note F) and royalty payments for amounts due for each of these years in which the royalties earned exceeds $50,000. As of September 30, 2003, the Company had recorded approximately $64,000 in revenues under the revenue license agreement and owed $12,800 in royalty payments to XS,. which is included in accrued liabilities.

     5. Employment Agreements
     ------------------------

     On April 30, 2002, the Company entered into new employment agreements with three officers. Two of them were effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,500 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. The Chief Executive Officer is entitled to receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock annually. Recently the Company notified two of the officers that it wishes to retain their services for another year; the third agreement is not yet mature for renewal. Pursuant to the employment agreement for the chief executive officer, 972,214 and 1,941,258 stock options were granted during 2003 and 2002, respectively.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     6. KSTC Agreement
     -----------------

     On June 16, 2003, the Company's subsidiary, PlanGraphics, Inc. ("PGI-MD"), entered into a two year agreement with Kentucky State Technology Corporation ("KSTC") to develop classification algorithms to delineate and classify wetlands in commercial satellite images, field verify the imagery interpretation and to establish a marketing program for these value added wetlands imagery product to potential governmental and business clients. KSTC provides $200,000 under the agreement on a cost share matching basis for cash and in-kind services provided. The Company has established a wholly owned subsidiary, RDT2M, as required by the agreement, and has selected Murray State University to work with RDT2M. Murray State University will receive 51% and RDT2M will receive 49% of the funding. The agreement provides for payment to the Company of certain development expenses of approximately $200,000. The agreement also requires the Company's repayment of up to $400,000, including the grant amount, through a royalty stream based on free cash flow if a commercial and sustainable market is developed for the products. Should no viable market be established, repayment of the grant amount is waived. On June 7, 2004, KTSC renewed the agreement, which can again be renewed, and increased the repayment provision up to $800,000.

     7. Xmarc Services Limited.
     --------------------------

     During April 2003 the Company along with HPI Holding SA and Glendower Opportunity Partners II agreed to form and register a new company, Xmarc Services Ltd ("XSL"), in the United Kingdom to service and market Xmarc related technology to European customers. The Company was to own 45% of the preferred shares, which have voting rights, and one-third of the B common shares, which do not have voting rights. In addition, the Company was to have one of the three positions on the board of directors. In January 2004 the parties to the agreement chose to terminate the proposed arrangement and to reconsider the structure of the vehicle to be used in Europe for the sale of Xmarc products and the support of new and existing clients. In the interim, the Company continued to provide this customer support through a contract with Xmarc Ltd, a pre-existing distributor for XMarc in Europe.

     8. Xmarc Ltd.
     -------------

     During the first quarter of calendar year 2004 the Company determined, in light of the termination of the XSL agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, the Company completed a purchase transaction with an effective date of March 31, 2004, in which it acquired Xmarc Ltd.

     9. Investment Banking Agreement
     -------------------------------

     In August of 2003, the Company engaged The Windsor Group LLC as its advisor in connection with its review of strategic alternatives to enhance shareholder value. A nonrefundable retainer of $25,000 has been accrued as of September 30, 2003.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE I- EQUITY TRANSACTIONS

     1. Preferred Stock
     ------------------

     In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% Cumulative Convertible Preferred Stock, $.001 par value (Series A). The Company designated 1,000,000 shares of Series A as part of the authorized class of preferred shares. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder at the lesser of 105% of the average of the closing bid price per share of the Company's common stock for the five trading days prior to issuance, or 80% of the average of the closing bid price per share of the Company's common stock for three of the ten trading days preceding the date of conversion. The Series A Preferred is subject to mandatory conversion two years after issuance. No Series A Preferred Stock was issued and outstanding as of September 30, 2003 and 2002.

     2. Common Stock
     ---------------

     The Company occasionally issues common stock for the payment of services and settlement of debt. The number of shares of common stock issued in each instance is representative of the trading price of the Company's common stock at the date of issue.

     Effective July 1999, the Company entered into an Agreement for Services with a director of the Company. On July 1, 2001, the Company renewed an Agreement for Services with a director, extending the service term to June 30, 2003. As part of the agreement, the director's annual base compensation consists of $50,000, payable in equal monthly installments in the Company's common stock, and a onetime grant of options to purchase 175,000 shares per annum of the Company's common stock at an exercise price of $0.11 per share. The options are valid for three years. Effective May 1, 2002, the agreement was amended to harmonize the director's compensation with the Company's new standard director fee policy by removing the base compensation of $50,000 per annum prospectively.

     During fiscal 2003 and 2002, the Company issued 0 and 421,801 shares, respectively, of common stock to the director as payment for the $50,000 compensation in accordance with the agreement. In addition, 400,000 and 410,000 stock options were issued to the director in fiscal year 2003 and 2002, respectively, in accordance with the standard director fee policy. Of the shares issued during fiscal 2002, 156,650 shares related to fiscal 2001 compensation.

     During the fiscal year ended September 30, 2002, the company issued 76,757,134 shares of common stock for $2,538,810 in net proceeds in connection with a private placement with accredited investors and certain affiliates of the Company. This dollar amount has been reduced for related capital raising costs.

     In connection with a shareholder rights offering the Company issued warrants on February 1, 2002 to acquire 1,928,606 shares of its common stock to each of two entities for a total of 3,857,212 shares. The exercise fee of the warrants was priced at 110% of the shareholder rights offering price, or $0.0385. The warrants were issued in exchange for consulting work related to capital rising and, accordingly, the value was reduced from the gross proceeds of the rights offering.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

     3. Stock Options
     ----------------

     The Company's Board of Directors has reserved 1,150,000 and 4,000,000 shares under two stock option plans (1995, and 1997, respectively). All options issued under the 1995 plan have expired as of September 30, 2002. Effective April 30, 2002 shareholders approved an increase to the number of shares authorized under the 1997 plan to 11,358,104. The Company grants options under the 1997 Plan in accordance with the determinations made by the Option Committee of the Board of Directors. The Option Committee will, at its discretion, determine the individuals to be granted options, the time or times at which options shall be granted the number of shares subject to each option and the manner in which options may be exercised. The option price shall be the fair market value on the date of the grant and expire no more than five years subsequent to the date of grant. At September 30, 2003 the 1997 plan had 3,395,542 shares remaining available for issue.

     A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2003 and 2002 and changes during the years ended on those dates is presented below:

                                          Options                          Warrants
                               ----------------------------      -----------------------------
                                                Weighted                           Weighted
                               Number of         Average         Number of          Average
                                Shares       Exercise Price       Shares        Exercise Price
                                ------       --------------       ------        --------------
     Outstanding 10/1/01       2,835,930         $1.00           2,491,025           $0.69
     Granted                   5,261,258          0.07           3,857,212            0.06
     Cancelled                (1,834,268)         1.39            (751,906)           0.99
     Exercised                         -          -                      -            -

     Outstanding 09/30/02      6,262,920         $0.07           5,596,331           $0.20
     Granted                   3,039,214          0.04                   -            -
     Cancelled                  (853,500)         0.13            (426,000)           0.50
     Exercised                         -          -                      -            -

     Outstanding 9/30/03       8,448,634         $0.06           5,170,331           $0.18

     Exercisable 09/30/02      4,603,258         $0.07           5,596,331           $0.20

     Exercisable 09/30/03      6,653,472         $0.06           5,170,331           $0.18


                                                                  Options        Warrants
                                                                  -------        --------

     Weighted average fair value of options and warrants
      granted during fiscal 2003                                   $0.04            -

     Weighted average fair value of options and warrants
      granted during fiscal 2002                                   $0.05           $0.04



                               PLANGRAPHICS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2003 and 2002


NOTE I- EQUITY TRANSACTIONS (CONTINUED)

     The following information summarizes stock options and warrants outstanding and exercisable at September 30, 2003:

                                   Outstanding                 Exercisable
----------------------------------------------------------------------------------------
                                     Weighted
                                      Average      Weighted                     Weighted
                                     Remaining      Average                     Average
       Range of         Number      Contractual    Exercise      Number         Exercise
    Exercise Prices  Outstanding   Life in Years     Price     Exercisable       Price

    Options

    $0.03-$0.11        8,320,634      3.26           $ 0.05     6,525,472       $ 0.05
    $0.17-$0.38          118,000      1.04           $ 0.26       118,000         0.26
       $0.66              10,000      0.34           $ 0.66        10,000         0.66

----------------------------------------------------------------------------------------

    $0.03-$0.66       8,448,634       2.31            $0.06     6,653,472       $ 0.06
----------------------------------------------------------------------------------------


    Warrants

    $0.01-$0.04       3,898,879       3.05           $ 0.04     3,898,879       $ 0.04
    $0.30-$0.65       1,221,452       0.58            $0.58     1,221,452        $0.58
    $1.00-$1.50          50,000       1.01           $ 1.20        50,000        $1.20
----------------------------------------------------------------------------------------

    $0.01-$1.50       5,170,331       1.10           $ 0.18     5,170,331       $ 0.18
----------------------------------------------------------------------------------------

NOTE J - EMPLOYEE BENEFIT PLANS

     The Company has a Section 401(k) defined contribution retirement plan covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by the Company up to 1.75%. Additional contributions may be made at the Company's discretion based upon its performance. The expense charged to operations for the plan was $30,414 and $51,172 for the years ended September 30, 2003 and 2002 and includes no discretionary match. During April 2003 the matching contributions were suspended pending improved profitability of the Company.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE K - RELATED PARTY TRANSACTIONS

     1. Consulting Services Agreements
     ---------------------------------

     A director of the Company is the principal owner and executive officer of an organization that entered into a consulting agreement with the Company on July 6, 1999, which was renewed on July 1, 2001. The current agreement expired on June 30, 2003. Under the agreement, the organization provided certain services related to developing and implementing actions to increase shareholder value through articulation of a vision for the Company, identifying and reviewing merger and acquisition candidates, obtaining capital (debt or equity) to finance mergers and acquisitions, and recruiting and evaluating candidates for senior executive and director positions. Compensation for these services consisted of performance options in two quantities of 322,581 each to acquire common stock of the Company at an exercise price of $0.11 per share if the market capitalization of the Company exceeds $30 million for the first quantity and $60 million for the second quantity for 20 of 30 consecutive business days at any time prior to June 30, 2002. The Company did not achieve the market capitalization levels that would have required additional compensation expense equal to the value of the contingent options.

     During the third quarter of fiscal year 2002, the Company recorded an adjustment that increased earnings by $54,167 due to the cancellation of the consulting agreement with a warrant holder in February 2001. The Company had inadvertently continued to accrue an expense under the agreement during fiscal year 2002.

     2. Related Party Notes Receivable
     ---------------------------------

     On February 1, 2002, two officers, Frederick G. Beisser and John C. Antenucci, borrowed $8,750 and $175,000, respectively, from the Company. Repayment of the notes is due by February 1, 2004. The borrowed sums were used to exercise subscription rights to purchase 250,000 and 5,000,000 shares, respectively, under the Company's Shareholder Rights Offering that expired on the same date. The notes receivable were recorded as a reduction to common stock.

     Mr. Beisser's note is collateralized by a lien in favor of the Company on his residence. Mr. Antenucci's note is collateralized by his purchased shares and the Company may offset any compensation, including severance, toward payment of the note if his employment ends. Both notes bear interest at a rate equal to one fourth of one percent over the interest rate the Company received on its money market accounts. Both officers agreed not to sell the purchased shares of stock for six months after the date of purchase. Mr. Beisser has reduced his balance owed the Company by $1,000 during fiscal 2003 and paid the remaining balance in full subsequent to the end of the fiscal year. Mr. Antenucci was owed certain amounts by the Company exceeding the balance of his note and accrued interest; full payment of the note and accrued interest was offset against the balances owed by the Company to Mr. Antenucci subsequent to the end of the fiscal year.

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

     3. Related Party Note Payable
     -----------------------------

     During the third and fourth quarter of 2003, an officer of the Company made a number of working capital loans to the Company. As of September 30, 2003, the amount owed to the officer was $158,400; the amount is documented by a demand note bearing interest at 4.5% per annum and secured by a lien on the Company's interest in Jobview.com which has a book value of $56,389. The total amount owed at September 30, 2003, including accrued interest of $1,697, is $160,097.

NOTE L - LITIGATION

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

     The settlement resolved a claim pending since February, 1999 that alleged a requirement for an accelerated payment of the Capital View lease related to supplemental funding of a construction loan and associated fit out expenses for the corporate headquarters in March, 1995. The settlement had the practical effect of prepaying $145,630 against the lease. The prepayment was recorded as a reduction in long-term liabilities and the interest of $12,702 and legal fees of $24,940 were recorded as one time expenses during fiscal 2002.

     The Company may be engaged in various other litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

NOTE M - SUBSEQUENT EVENTS (UNAUDITED)

     Subsequent to September 30, 2003, the Company obtained a temporary addition to its asset based line of credit with BB&T in the amount of $150,000. The transaction is evidenced by a promissory note dated October 28, 2003, bearing interest at 3% per annum with a maturity date of January 28, 2004. The additional funding was made available by a compensating balance deposit provided by a related party, Human Vision LLC, which is controlled by a director of the Company. On February 19, 2004, the Company paid the promissory note in full and BB&T released the funds on deposit back to Human Vision LLC.

     The Company's asset based line of credit matured on October 3, 2004 and the Company entered into a first and second forbearance agreement with BB&T allowing use of the line of credit through January 10, 2005 while it located replacement financing. On January 7, 2005 the Company entered into

                               PLANGRAPHICS, INC.

                           September 30, 2003 and 2002


NOTE M - SUBSEQUENT EVENTS (UNAUDITED) (Continued)

     a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay the Company 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection.

     Subsequently, KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC, and the Company entered into a 12-month agreement on February 17, 2005, that is substantially the same as the KCap agreement.

     In January 2004, in concert with HPI Holding SA and Glendower Capital, the Company chose to reconsider the structure of the vehicle to be used in Europe for the sale of Xmarc products and the support of new and existing clients and exercised their option to terminate the agreement for Xmarc Services Ltd. In the interim, the Company continued to provide support to Xmarc users through a contract with Xmarc Ltd, a pre-existing distributor for Xmarc in Europe.

     During the first quarter of calendar year 2004 the Company determined, in light of the termination of the XSL agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, the Company completed a transaction with an effective date of March 31, 2004, in which it purchased all of the outstanding shares of Xmarc Ltd from Glendower.

     On November 18, 2004, the Company executed a non-binding letter of intent to merge with IceWEB, Inc. of Herndon, Virginia in an exchange of IceWEB common stock for all of the outstanding shares of the Company's common stock. Specific terms of the transaction will be delineated in a definitive agreement.

NOTE N - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

                                                               2003       2002
                                                             --------   -------
     Years ended September 30,
      Cash paid for interest                                 $246,127   350,591
      Cash paid for income taxes                                 --        --

      Non-cash Investing and Financing Activities:
       Notes receivable issued to officers for purchase of
         common stock                                            --     183,750
       Accounts payable balances converted to common stock       --      81,818