Form 10QSB/A
period 2003-03-31
PLANGRAPHICS INC
filed 2005-06-30
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-QSB (Amendment 1)

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

                                           Number of pages in this report is 13.

                               EXPLANTORY COMMENT


PlanGraphics, Inc. ("PGI,""we," "us," and "our" in this report) is filing this Amendment 1 to the quarterly report for the period ended March 31, 2003 solely to correct the data displayed in the statements of income for the "Three months ended" column for the year 2003. The original Form 10-QSB as filed on May 15, 2003 inadvertently duplicated income statement data for the six-month period into the three months ended column in the Edgar version of the report. The corrected income statements are provided in the following Item 1, Financial Statements. The additional Item 1 disclosures consisting of the financial statements and accompanying notes are provided for the convenience of the reader. The remainder of the original Form 10-QSB report as filed, including specific references to the three month financial performance, remains unchanged. No attempt has been made in this Amendment 1 to modify or update the disclosures as presented in the original filing other than the correction of the income statements noted above and this Amendment 1 does not reflect events occurring after the date of the original filing on May 15, 2003.


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
                                                                    ============    ============

See accompanying notes to financial statements



                                          PLANGRAPHICS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the three and six month periods ended March 31,

                                                 Six months ended                Three months ended
                                               2003             2002            2003            2002

Revenues                                   $  3,490,232    $  4,280,855    $  1,840,593    $  2,160,639

Cost of sales:
  Direct contract costs                       2,333,458       2,508,451       1,349,634       1,344,075
  Salaries and employee benefits              1,001,390         792,159         520,883         325,687
  General and administrative expenses           459,069         550,853         199,377         300,820
  Marketing expenses                            180,887         112,593          84,301          66,168
  Other operating expenses                      121,416         110,448          60,850          56,888
                                           ------------    ------------    ------------    ------------
         Total costs and expenses             4,096,220       4,074,504       2,215,045       2,093,638
                                           ------------    ------------    ------------    ------------

         Operating income (loss)               (605,988)        206,351        (374,452)         67,001
                                           ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                   26,433          15,220          23,244           2,796
  Interest expense                             (130,978)       (173,712)        (68,068)        (59,872)
                                           ------------    ------------    ------------    ------------
                                               (104,545)       (158,492)        (44,824)        (57,076)
                                           ------------    ------------    ------------    ------------

         NET INCOME (LOSS)                 $   (710,533)   $     47,859    $   (419,276)   $      9,925
                                           ============    ============    ============    ============

Basic earnings (loss) per common share     $         (0)   $          0    $         (0)   $          0
                                           ------------    ------------    ------------    ------------
Diluted earnings (loss) per common share   $         (0)   $          0    $         (0)   $          0
                                           ------------    ------------    ------------    ------------

Weighted average number of shares of
   common stock outstanding:

  Basic earnings (loss) per share            97,214,418      53,003,273      97,214,418      87,031,218
                                           ============    ============    ============    ============
  Diluted earnings (loss) per share          97,214,418      56,860,485      97,214,418      90,888,430
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit 31.1, Section 302 Certification of the chief executive officer, dated June 29, 2005 and filed on page 11 of this report.

Exhibit 31.2, Section 302 Certification of the principal financial officer, dated June 29, 2005, and filed on page 12 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for the chief executive officer, dated June 29, 2005, and filed on page 13 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for the principal financial officer, dated June 29, 2005, and filed on page 14 of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLANGRAPHICS, INC.

Dated: June 29, 2003

                                           /S/ Fred Beisser
                                           ----------------
                                           Frederick G. Beisser
                                           Senior Vice President-Finance,
                                           Secretary & Treasurer (principal
                                           financial officer)