Form 10QSB
period 2003-12-31
PLANGRAPHICS INC
filed 2005-08-09
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    ---------------

Commission file number 0-14273

                               PLANGRAPHICS, INC.
                               ------------------
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

                                 (720) 851-0716
                                 --------------
         (Small business issuer's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [ X ] No

     97,214,418 shares of common stock were outstanding as of July 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                                           Number of pages in this report is 19.

                                CAUTIONARY NOTES

Forward-Looking Statements. This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements include, but are not limited to, statements in this Form 10-QSB regarding:

o    our ability to raise funds through equity and debt financing;
o    our ability to achieve profitable operations;
o    our ability to compete effectively;
o    the strength of our technical expertise and customer service;
o    the potential fluctuation of the market price of our stock;
o    the evolving market for global information systems;
o    the potential gross profit margin in information technology;
o    the impact of recent accounting pronouncements.

Risks. Although we believe that the expectations that we express in this report are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o we continue to experience constrained cash flows and may not overcome the underlying reasons for the going concern caution included in Note B to our financial statements for the period ended September 30, 2003;
o    we may lose customers or fail to grow our customer base;
o we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through future strategic partnerships, joint ventures, mergers or acquisitions;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology;

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the period ended September 30, 2003 and filed on Form 10-KSB under the caption "Item 1. Business - Risk Factors" beginning on page 9, our other Securities and Exchange Commission filings, and our press releases.

The use of pronouns "we," "us," and "our" refer to the company and its subsidiary collectively. We may refer to the investor or investors in our company as "you" or "your" in this report.

                                      Index





Cautionary Notes                                                              2


Part I Financial  Information                                                 4


  Item 1. Financial Statements  (Unaudited)                                   4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flows                                     6


    Notes to Consolidated Financial Statements                                7


  Item 2. Management Discussion and Analysis                                  9


  Item 3. Controls and Procedures                                            12


Part II Other Information                                                    13


  Item 6.  Exhibits                                                          13


  Signature Page                                                             13


  Exhibits                                                                   16


Part I
Financial Information
Item 1. Financial Statements

                               PLANGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                     December 31,
                                                                         2003
                                                                     ------------
                      ASSETS                                         (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $      1,435
  Accounts receivable, net                                              3,788,941
  Prepaid expenses and other                                               63,746
                                                                     ------------
       Total current assets                                             3,854,122
                                                                     ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                 1,866,667
  Equipment and furniture                                                 891,970
                                                                     ------------
                                                                        2,758,637
    Less accumulated depreciation and amortization                      1,613,340
                                                                     ------------
                                                                        1,145,297
                                                                     ------------

OTHER ASSETS
  Goodwill                                                              1,860,499
  Software, for future project use, net of accumulated
     amortization of $48,009                                              378,771
  Other                                                                    85,754
                                                                     ------------
                                                                        2,325,024
                                                                     ------------
                                                                     $  7,324,443
                                                                     ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                 $    947,639
  Notes payable - related parties                                         178,400
  Obligations under capital lease - related party, current                137,707
  Accounts payable                                                      1,357,509
  Accrued payroll costs and vacations                                     604,916
  Accrued expenses                                                        387,732
  Deferred revenue and prebillings                                        716,159
                                                                     ------------
       Total current liabilities                                        4,330,062
                                                                     ------------

LONG-TERM LIABILITIES
  Long-term obligations under capital leases - related
   party, less current maturities                                       1,186,597
   Notes payable, less current maturities                                 200,000
                                                                     ------------
       Total long-term liabilities                                      1,386,597
                                                                     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                               --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 shares issued and outstanding                           20,688,118
   Notes receivable for equity transactions                              (181,750)
  Accumulated deficit                                                 (18,898,584)
                                                                     ------------
                                                                        1,607,784
                                                                     ------------
                                                                     $  7,324,443
                                                                     ============

See accompanying notes to unaudited consolidated financial statements

                                        4

                               PLANGRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                         Three Months ended December 31,

                                                       2003            2002
                                                   ------------    ------------

Revenues                                           $  2,110,120    $  1,649,639

Cost of sales:
  Direct contract costs                               1,342,564         983,824
  Salaries and employee benefits                        458,444         480,507
  General and administrative expenses                   195,271         259,692
  Marketing expenses                                     49,669          96,586
  Other operating expenses                               71,721          60,566
                                                   ------------    ------------
         Total costs and expenses                     2,117,669       1,881,175
                                                   ------------    ------------

         Operating income (loss)                         (7,549)       (231,536)
                                                   ------------    ------------

Other income (expense):
  Other income                                            6,504           3,189
  Interest expense                                      (65,965)        (62,910)
                                                   ------------    ------------
                                                        (59,461)        (59,721)
                                                   ------------    ------------

         NET LOSS                                  $    (67,010)   $   (291,257)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.00)   $      (0.00)
                                                   ------------    ------------

Weighted average number of shares of common
  stock outstanding                                  97,214,418      97,214,418
                                                   ============    ============








See accompanying notes to unaudited consolidated financial statements

                               PLANGRAPHICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Three Months ended December 31,

                                                            2003         2002
                                                         ---------    ---------
Cash flows provided by (used in) operating activities:
  Net loss                                               $ (67,010)   $(291,257)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                           71,721       60,565
    Changes in operating assets and liabilities
      Accounts receivable                                  (11,589)     289,395
      Prepaid expenses and other                           (14,174)      13,754
      Other assets                                          10,037        2,753
      Software for future project use                                      --
      Accounts payable                                     236,538        3,431
      Accrued expenses                                    (518,882)     (20,246)
      Deferred revenue and prebillings                     160,920       (1,781)
                                                         ---------    ---------
        Net cash provided by (used in) operating
          activities                                      (132,439)      56,614
                                                         ---------    ---------

Cash flows used in investing activities:
   Purchases of equipment                                   (2,898)     (25,800)
  Addition to software for future project use              (28,084)        --
                                                         ---------    ---------
        Net cash used in investing activities              (30,982)     (25,800)
                                                         ---------    ---------

Cash flows provided by (used in) financing activities:
  Proceeds from debt                                       789,000      483,000
  Payments on debt                                        (641,634)    (394,090)
  Proceeds from notes payable - related parties             20,000         --
  Payments on obligations under capital lease              (31,726)     (27,868)
  Repayment of note receivable for stock purchase            1,000         --
                                                         ---------    ---------
        Net cash provided by financing activities          136,640       61,042
                                                         ---------    ---------

Net increase (decrease) in cash                            (26,781)      91,856
Cash and cash equivalents at beginning of period            28,216       60,806
                                                         ---------    ---------

Cash and cash equivalents at end of period               $   1,435    $ 152,662
                                                         =========    =========


See accompanying notes to unaudited consolidated financial statements

                               PLANGRAPHICS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Consolidated Financial Statements

The summary of our significant accounting policies is incorporated by reference to our annual report of September 30, 2003, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are also herewith advised to read the "going concern" caution in Note B of our financial statements for the period ended September 30, 2003.

The financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we have secured a new and larger financing arrangement for accounts receivable during January 2005, our viability as a going concern is dependent upon our ability to achieve profitable operations through increased sales and the higher profit margins received from Xmarc sales.

The accompanying unaudited consolidated financial statements for PlanGraphics, Inc. and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. We believe that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September 30, 2004.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                   December 31,
                                      2003
                                    unaudited

                  Billed                              $3,013,209
                  Unbilled                               800,999
                                                      ----------
                                                       3,814,208

               Less allowance for doubtful accounts       25,267
                                                      ----------

               Accounts receivable, net               $3,788,941

We have historically received greater than 10% of annual revenues from one or more customers. The City of New York's Department of Information Technology and Telecommunications (NYDOITT) accounted for 53% of revenue for the three-month period ended December 31, 2003, compared the same period ended December 31, 2002 when they accounted for 75%. In addition, at December 31, 2003, NYDOITT accounted for 50% of billed accounts receivable compared to NYDOITT and Hunter College, who accounted for 42% and 10%, respectively, of billed accounts receivable at December 31, 2002. New York City is the largest of our current customers and its revenues come through independent contracts, purchase orders and a NYDOITT contract vehicle which is utilized by as many different city departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial description above.

Deferred revenue amounts were $716,159 at December 31, 2003 and represent amounts billed in excess of amounts earned.

(3) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $12.8 million with expirations through 2023. At December 31, 2003, the amount of the net operating loss carryforward balance is estimated at $12.9 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2003 and at December 31, 2003. As a result, no provision or benefit for income tax has been recorded for the three months ended December 31, 2003.

(4) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2007.

(5) Related Party Transactions

In October, 2003 we obtained a temporary addition to our asset based line of credit with BB&T in the amount of $150,000. The transaction is evidenced by a promissory note dated October 28, 2003, bearing interest at 2% per annum with a maturity date of January 28, 2004. The additional funding was made available by a compensating balance deposit provided by a related party, Human Vision LLC, which is controlled by a director of PGI. On February 19, 2004, we paid the temporary increase to our LOC in full and, in turn, BB&T released the compensating balance funds to Human Vision LLC.

On March 25, 2005, the Compensation Committee extended the employment agreement of our President & CEO, John Antenucci through January 31, 2006.

(6) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at December 31, 2003 and 2002, were 13,328,965 and 12,701,251, respectively.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                          Quarter ended December 31,
                                              2003         2002
                                           ----------   ----------

Basic EPS share quantity                   97,214,418   97,214,418
Effect of dilutive options and warrants*            0            0
                                           ----------   ----------
Diluted EPS share quantity                 97,214,418   97,214,418

*As we incurred a net loss in the periods ended December 31, 2003 and 2002 none of our outstanding options or warrants were included in the computation of diluted earnings per share for that period as their effect would be anti-dilutive.

SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarters ended December 31, 2003 and 2002: dividend yield of 0 percent, expected volatility of 120 to 140 percent, risk-free interest rates between 2.75 and 5.5 percent, and expected option lives of one to five years for all years presented. Some options are immediately vested and others may vest after the lapse of time or depend on meeting specified performance criteria. Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following unaudited pro forma amounts:

                                        Three Months Ended
                                           December 31,
                                        2003          2002
                                        ----          ----
Net income (loss):
  As reported                        $ (67,010)   $  (291,257)
  Incremental Compensation Expense   $  17,191    $    23,392
                                     =========    ===========
  Pro forma                          $ (84,201)   $  (314,649)
                                     =========    ===========

Basic income (loss) per share:
  As reported                        $   (0.00)   $     (0.00)
                                     =========    ===========
  Pro forma                          $   (0.00)   $     (0.00)
                                     =========    ===========

Diluted income (loss) per share
  As reported                        $   (0.00)   $     (0.00)
                                     =========    ===========
  Pro forma                          $   (0.00)   $     (0.00)
                                     =========    ===========


(7) Supplemental Cash Flow Information

During the three months ended December 31, 2003, PlanGraphics paid $54,082 of interest. No payments of taxes were made.

(8) Recently Issued Accounting Pronouncements

Management has reviewed accounting pronouncements issued during the three months ended December 31, 2003, and concluded that none were applicable to our operations.

(9) Subsequent Events

Xmarc Ltd Acquisition. In January 2004, together with HPI, Ltd and Glendower Capital, we chose to reconsider the structure of the vehicle to be used in Europe for the sale of Xmarc products and the support of new and existing clients. In the interim, PlanGraphics continued to provide this support through a contract with Xmarc Ltd, a pre-existing distributor for XMarc in Europe.

During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the XSL agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, we completed a transaction with an effective date of March 31, 2004, in which we acquired Xmarc Ltd.

New Credit Facility. Our existing line of credit expired on October 3, 2004, and we entered into forbearance agreements with our lender, Branch Banking & Trust, Co. ("BB&T") to allow us time to locate a replacement credit facility which was extended to January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. Effective February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC ("Rockland"), and on the same date we executed agreements with Rockland incorporating comparable terms and conditions as the KCap agreement and paid the remaining BB&T balance in full.

Letter of Intent. On October 18, 2004 we entered into a non-binding letter of intent with IceWEB, Inc. ("ICEW"), a provider of Web content management systems and tools located in Herndon, Virginia, under which we would merge with ICEW. Pursuant to the terms of the letter of intent, PGRA shareholders would receive ICEW common stock in exchange for PGRA common stock. The letter of intent expired pursuant to its terms on April 29, 2005.

On March 15, 2005 the Board of Directors received notice from our independent auditors of record, Grant Thornton LLP, that they chose not to stand for reappointment. The Board of Director subsequently retained Sherb and Co. LLP as the independent auditors for FY 2004 as reported on Form 8-K, dated March 15, 2005, and filed with the Securities and Exchange Commission.



ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of December 31, 2003 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2003, appearing in our 2003 Form 10-KSB. Readers should take into account the going concern caution appearing in Note B of the September 30, 2003 financial statements. The Company presently continues to encounter very constrained cash flows and is carefully managing its resources while dealing with very limited cash availability.

Cash Flow

We continue to experience very constrained cash flows. As of December 31, 2003 we had a net working capital deficit of ($475,940) versus a net working capital deficit of ($424,587) at September 30, 2003 and to positive working capital of $142,270 at December 31, 2002. The decrease in working capital since December 31, 2002 resulted from the operating losses which were a direct consequence of the delays in contract awards for certain projects during that time.

In the three months ended December 31, 2003, operations used net cash of $132,439, as compared to $56,614 provided by operations in the period ended December 31, 2002. This significant increase in cash use was primarily a result of the payments made to reduce accrued expenses balances.

Our accounts receivable at December 31, 2003 have increased slightly by $11,589 since September 30, 2003. Notes payable with current maturities increased $147,366 from September 30, 2003 as a result of additional borrowing to compensate for the delayed payments from a significant customer.

In the period ended December 31, 2003, net cash used in investing activities was $30,982 as compared to $25,800 of net cash used in investing activities in the period ended December 31, 2002. Additions to software held for future use accounted for the change.

Financing activities in the period ended December 31, 2003 provided $136,640 as compared to net cash of $61,042 provided by financing activities in the period ended December 31, 2002. Additional borrowing against our line of credit coupled with short term borrowing from officers and employees accounted for the increase.

Historically, our accounts receivable have been more than adequate to cover our line of credit and management believes that this will continue to be the case. Accounts receivable balances at December 31, 2003 and 2002, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in elevation and aging of the billed accounts receivable balance, our history reflects consistent collectability of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity Certain delays in payment are associated with a number of factors, reflecting the financial strains of public sector organizations, typical administrative procedural matters and the general slow-down normally experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

Subsequent to December 31, 2003, we also invoiced approximately $1 million related to work in progress on active contracts at December 31, 2003 thereby reducing unbilled work in progress of which a significant portion has been collected. A large principal client made a payment of $1,060,000 during November 2003 and subsequent to this quarter forwarded an additional payment amounting to $727,000

As of December 31, 2003 our billed contract accounts receivable were $2,986,407 net of allowance for uncollectibles. During the current quarter billed receivables in arrears greater than 60 days were reduced from $1,729,851 at September 30, 2003 to $527,508 and no client accounted for more than $174,450 at December 31, 2003.

As of December 31, 2003, our number of days sales outstanding (DSO) were at approximately 162 days, as compared to 206 days a year prior. Management believes that its net receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

The elevated levels of aged accounts receivable experienced during the prior fiscal year and prior to the recent large payments placed severe cash flow constraints on the Company requiring it to very closely manage its expenses and payables. In addition, we raised temporary financing through a bridge loan. On October 28, 2003, we obtained a 90-day $150,000 addition to our asset-based line of credit with Branch Banking & Trust Co. ("BB&T"). The additional funding was made available by a compensating balance deposit by a related party, Human Vision LLC, which is controlled by one of our directors. On February 19, 2004 we paid the temporary addition to the LOC in full and, in turn, BB&T released the compensating balance funds to Human Vision LLC. From time to time we have also borrowed funds from officers and employees to meet working capital needs.

Capital Resources

On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which provides for KCap to purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. This new financing agreement replaced the previous asset based line of credit of February 15, 2002 with BB&T for $750,000 that was secured by the accounts receivable of PGI-MD. The BB&T line of credit expired on October 3, 2004, and we had entered into forbearance agreements with BB&T through January 10, 2005 allowing us time to locate the replacement credit facility. Subsequently, effective on February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland, and effective on the same date, we executed an agreement with Rockland with comparable terms and conditions to KCap and paid the BB&T remaining balance in full.

As of December 31, 2003, our cash and cash equivalents had decreased from September 30, 2003 to $1,435. We received a significant payment of $1,060,000 from a major customer during this quarter and then paid down accrued payroll costs and vacations and made payments on accounts payable. Subsequent to December 31, 2003 we received an additional payment amounting to $727,000 from the same major customer.


Operations Outlook

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Despite the economic stress of previous years on our primary customer base, the public sector, we see continuing and increased expenditures in the service areas where we are most significantly involved. In addition, our decision to acquire certain proprietary and licensable technologies for use as middleware to spatial and non spatial databases provides both a solution vehicle for an expanded customer base, inclusive of federal and commercial sectors, and a recurring revenue stream. These solutions include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. We believe our decisions were well timed and we further believe that market will produce material additional work flow for the company in response to Homeland and commercial security needs.

We believe our purchase of the XMARC intellectual property and spatial integration software components provides us with increased access to federal, state and local government clients in addition to commercial enterprises as well as revenue from maintenance of existing XMARC systems already in the field. By combining the XMARC technologies with those of other suppliers of advanced software technologies, we have developed a range of Internet based product and service offerings for use in emergency response and recovery as well as a portal to other enterprise information systems including executive dashboards. We believe our acquisition of Xmarc Limited in the United Kingdom provides us with new customers and opportunities in Europe.

As of December 31, 2003, we had work backlog and assignments of approximately $18.7 million, decreased slightly from the $19.0 million reported for September 30, 2003 and an increase from $10.0 million as of December, 2002. Approximately $9.7 of the backlog at December 31, 2003 was funded versus $7.9 million at September 30, 2003. Of the $18.7 million, we expect to complete approximately $7.0 million within 12 months. More recently our backlog at December 31, 2004 amounted to $15.7 million of which approximately $14.4 million is funded. Revenue from the December 31, 2004 backlog and assignments will be recognized through the fiscal year ending September 30, 2006. We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. As most of our orders are from existing or previous customers with whom we have a good relationship, we do not anticipate cancellation of such contracts or order assignments.

Currently, we plan to grow internally through strategic alliances that enhance shareholder value. We have made substantial progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Further, our past marketing efforts in China continue to yield results measured by increased sales to current clients and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated. In addition, PlanGraphics has taken specific steps to position ourselves for strategic alliances, joint venture opportunities and additional acquisitions including reorganizing our corporate governance and management structure and the retention of third party advisors and investment bankers.

                              Results of Operations

Result of Operations for the Quarter Ended December 31, 2003

Revenues

Our revenues increased $460,481 or 28% from $1,649,639 for the quarter ended December 31, 2002 to $2,110,120 for the quarter ended December 31, 2003. This increase was related to improved economic factors affecting our customers and funding increases available to them as well as the sales of Xmarc related technologies and services.

Deferred revenue increased $160,920 from the beginning of fiscal year balance of $555,239. We expect the deferred revenue to be earned and recorded as revenue during the ensuing quarters.

Costs and Expenses

Total costs and expenses for the quarter ended December 31, 2003 amounted to $2,117,669, an increase of $236,494 compared to $1,881,175 for the quarter ended December 31, 2002. This 13% increase compares favorably to the 28% increase in revenue for the period.

Direct contract costs increased $358,740 or 36% slightly leading the percent of increase in revenue; the increase was primarily due to increased use of subcontractors beginning on new work. Salaries and benefits decreased nominally by approximately $22,063 as some work shifted to subcontractors. General and administrative expenses decreased by $64,421, or 25% resulting from decreases in rent, $12,800; consulting fees, $7,000; communications expense, $5,800; and audit and accounting expenses, $15,800. Marketing expense decreased $46,917, or 49%, caused primarily by reductions in conference expenditures of $19,000 and professional fees of $9,000; and other operating costs increased by $11,155 or 18% primarily as a result of amortization of Xmarc technologies purchased June 30, 2003.

Net loss

Our operating loss for the quarter ended December 31, 2003 amounted to $7,549, a marked improvement over the prior year operating loss of $231,536. This improvement is attributable to increased revenues during the current quarter.

Interest expense amounted to $65,965 in the current quarter and compares with $62,910 during the same period of the prior year. Other income increased from the prior year total by $3,315 as a result of Xmarc royalty income and commissions from our in-house travel reservation agent activities.

We incurred a net loss of $67,010 for the quarter ended December 31, 2003 as compared to a net loss of $291,257 for the prior year period. The impacts noted above account for the significant improvement.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2004

We have net operating loss carryforwards of approximately $12.9 million as of December 31, 2003 versus $12.8 million at September 30, 2003. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended December 31, 2003.

Critical Accounting Policies and Estimates

We do not have any updates to the Critical Accounting Policies disclosed in Item 6, Part Two of our Annual Report on Form 10-KSB for September 30, 2003 and filed with the SEC.


ITEM 3. CONTROLS AND PROCEDURES

Inherent limitations of Control Systems

We maintain appropriate internal controls and disclosure controls, and related procedures, that are designed to ensure that financial and other information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported promptly and properly to meet the current requirements. Such controls and procedures, no matter how well designed and operated, may have inherent limitations in a cost-effective control system, and therefore misstatements due to error or fraud may occur and not be detected. See the expanded discussion in Item 14 of Part Two in our Form 10-KSB for September 30, 2003.

Evaluation of Disclosure Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this report, and subject to the limitations above, both the company's Chief Executive Officer and Senior Financial Officer believe that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting management to material information required to be included in this Form 10-QSB and other Exchange Act filings.

Changes in Internal Controls

Based upon their most recent evaluation which was completed as of the end of the period covered by this report, and subject to the limitations above, both our Chief Executive Officer and Senior Financial Officer believe that, other than as described below, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

In response to certain internal control deficiencies noted during the year end audit process for our September 30, 2003 annual report, we made the following changes in our internal controls:

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

As of the date of filing this Form 10-QSB we have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act for fiscal year 2005.
Section 404 requires an annual management report of the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm attest to the accuracy of management's evaluation report.



PART II- OTHER INFORMATION

ITEM 6. EXHIBITS.

(a) Exhibits:


Exhibit 31.1,Section 302 Certification for the principal executive officer, dated August 8, 2005, and filed on page 16 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated August 8, 2005, and filed on page 17 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated August 8, 2005 and filed on page 18 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated August 8, 2005 and filed on page 19 of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLANGRAPHICS, INC.

Dated: August 8, 2005




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