Form 10QSB
period 2004-03-31
PLANGRAPHICS INC
filed 2005-08-09
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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


                   -----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                                            Number of pages in this report is 20

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

Risks. Although we believe that the expectations that we express in this report are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o we continue to experience very constrained cashflows and may not overcome the underlying reasons for the going concern caution included in Note B to our financial statements for the year ended September 30, 2003;
o    we may lose customers or fail to grow our customer base;
o we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through future strategic partnerships, joint ventures or acquisitions;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology;

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

                                Table of Contents





Cautionary Note About Forward-Looking Statements                              2


Part I Financial  Information                                                 4


  Item 1. Financial Statements (Unaudited)                                    4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flow                                      6


    Notes to Consolidated Financial Statements                                7


  Item 2. Management Discussion and Analysis                                 10


  Item 3. Controls and Procedures                                            14


Part II Other Information                                                    14


  Item 6. Exhibits Index                                                     14


  Signature Page                                                             16


  Exhibits                                                                   17


                                     Part I
                              Financial Information
Item 1. Financial Statements
                               PLANGRAPHICS, INC.
                           Consolidated Balance Sheet


                                                                       March 31,
                                                                         2004
     ASSETS                                                           (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $      1,682
  Accounts receivable, net                                              3,800,483
  Prepaid expenses and other                                               86,925
                                                                     ------------
      Total current assets                                              3,889,090
                                                                     ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                 1,866,668
  Equipment and furniture                                                 891,967
                                                                     ------------
                                                                        2,758,635
    Less accumulated depreciation and amortization                      1,664,650
                                                                     ------------
                                                                        1,093,985
                                                                     ------------

OTHER ASSETS
  Goodwill                                                              1,907,107
  Software, for future project use, net of accumulated
     amortization of $74,802                                              351,978
  Other                                                                    82,611
                                                                     ------------
                                                                        2,341,696
                                                                     ------------
                                                                     $  7,324,771
                                                                     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                 $    715,296
  Notes payable - related parties                                          20,000
  Obligations under capital lease - related party, current                141,344
  Accounts payable                                                      1,916,717
  Accrued payroll costs and vacations                                     499,278
  Accrued expenses                                                        599,675
  Deferred revenue and prebillings                                        539,386
                                                                     ------------
      Total current liabilities                                         4,431,696
                                                                     ------------

LONG-TERM LIABILITIES
  Long-term obligations under capital leases - related
   party, less current maturities                                       1,150,188
   Notes payable, less current maturities                                 200,000
                                                                     ------------
      Total long-term liabilities                                       1,350,188
                                                                     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                               --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 shares issued and outstanding                           20,688,118
   Notes receivable for equity transactions
  Accumulated deficit                                                 (19,145,231)
                                                                     ------------
                                                                        1,542,887
                                                                     ------------

                                                                     $  7,324,771
                                                                     ============


See accompanying notes to unaudited consolidated financial statements


                                           PLANGRAPHICS, INC.
                                  Consolidated Statements of Operations
                                               (Unaudited)

                            For the three and six month periods ended March 31,

                                                    Six months ended              Three months ended
                                             ----------------------------    ----------------------------
                                                 2004            2003            2004            2003

Revenues                                     $  4,240,971    $  3,490,232    $  2,110,120    $  1,840,593

Cost of sales:
  Direct contract costs                         2,870,356       2,333,458       1,342,564       1,349,634
  Salaries and employee benefits                  931,332       1,001,390         458,444         520,883
  General and administrative expenses             426,296         459,069         195,271         199,377
  Marketing expenses                               88,267         180,887          49,669          84,301
  Other operating expenses                        149,824         121,416          71,721          60,850
                                             ------------    ------------    ------------    ------------
         Total costs and expenses               4,466,075       4,096,220       2,117,669       2,215,045
                                             ------------    ------------    ------------    ------------

         Operating loss                          (225,104)       (605,988)         (7,549)       (374,452)
                                             ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                     43,410          26,433           6,504          23,244
  Interest expense                               (131,964)       (130,978)        (65,965)        (68,068)
                                             ------------    ------------    ------------    ------------
                                                  (88,554)       (104,545)        (59,461)        (44,824)
                                             ------------    ------------    ------------    ------------

         NET LOSS                            $   (313,658)   $   (710,533)   $    (67,010)   $   (419,276)
                                             ============    ============    ============    ============

Basic earnings (loss) per common share       $      (0.00)   $      (0.01)   $      (0.00)   $      (0.00)
                                             ------------    ------------    ------------    ------------
Diluted earnings (loss) per common share     $      (0.00)   $      (0.01)   $      (0.00)   $      (0.00)
                                             ------------    ------------    ------------    ------------

Weighted average number of shares of
  common stock outstanding for:

  Basic earnings (loss) per share              97,214,418      97,214,418      97,214,418      97,214,418
                                             ============    ============    ============    ============
  Diluted earnings (loss) per share            97,214,418      97,214,418      97,214,418      97,214,418
                                             ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements


                                          PLANGRAPHICS, INC.

                                 Consolidated Statements of Cash Flows
                                             (Unaudited)
                                      Six Months ended March 31,

                                                                                   2004           2003
Cash flows provided by operating activities:
  Net loss                                                                     $  (313,658)   $  (710,533)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                 149,824        113,723
     Cancellation of debt                                                             --          (23,665)
   Changes in operating assets and liabilities, net of Xmarc Ltd acquisition
      Accounts receivable                                                          143,497        917,125
      Prepaid expenses and other                                                   (37,353)        13,458
      Other assets                                                                  13,179        (28,022)
      Accounts payable                                                             644,170       (112,866)
      Accrued expenses                                                            (412,576)        80,642
      Deferred revenue and prebillings                                             (77,513)        45,332
                                                                               -----------    -----------
        Net cash provided by operating activities                                  109,570        295,194
                                                                               -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                                            (2,895)       (39,911)
  Addition to software held for future use                                         (28,084)          --
                                                                               -----------    -----------
        Net cash used in investing activities                                      (30,979)       (39,911)
                                                                               -----------    -----------

Cash flows used in financing activities:
  Proceeds from debt                                                             2,048,634      1,057,000
  Payments on debt                                                              (2,133,611)    (1,259,367)
  Payments on note payable - related parties                                      (138,400)          --
  Payments on obligations under capital lease                                      (64,498)       (56,654)
  Repayment of note receivable for stock purchase                                  182,750           --
                                                                               -----------    -----------
        Net cash used in financing activities                                     (105,125)      (259,021)
                                                                               -----------    -----------

Net decrease in cash                                                               (26,534)        (3,738)
Cash and cash equivalents at beginning of year                                      28,216         60,806
                                                                               -----------    -----------

Cash and cash equivalents at end of period                                     $     1,682    $    57,068
                                                                               ===========    ===========


See accompanying notes to unaudited consolidated financial statements

                                                   6

                               PLANGRAPHICS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Consolidated Financial Statements

The summary of our significant accounting policies are incorporated by reference to our annual report of September 30, 2003, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are herewith notified to read the "Going Concern" caution in Note B to our financial statements for the year ended September 30, 2003.

The financial statements in this report have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we have secured a new and larger financing arrangement for accounts receivable, our viability as a going concern is dependent upon our ability to achieve profitable operations through increased sales and higher margins through software licensing.

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

(2) Accounts Receivable

The components of contract accounts receivable are as follows:

               Components of Accounts Receivable

                                                    March 31, 2004
                                                    --------------
                                                      Unaudited

               Contract receivables:
                 Billed                               $2,864,388
                 Unbilled                                936,095
                                                      ----------
                                                       3,800,483

               Less allowance for doubtful accounts         --
                                                      ----------
               Accounts receivable, net               $3,800,483

We have historically received greater than 10% of annual revenues from one or more customers. Projects funded through the City of New York's Department of Information Technology and Telecommunications (NYDOITT) contract vehicle accounted for 76% of revenue for the three-month period ended March 31, 2004, compared to March 31, 2003 when they accounted for 53%. In addition, at March 31, 2004, NYDOITT accounted for 35% of billed accounts receivable compared to 50% at March 31, 2003. NYDOITT is the largest of our current customers and its revenues represent services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial description above.

Deferred revenue amounts are $539,386 at March 31, 2004 and represent amounts billed in excess of amounts earned.

(3) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $12.8 million with expirations through 2023. At March 31, 2004, the amount of the net operating loss carryforward balance is estimated at $13.1 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2003 and at March 31, 2004. As a result, no provision or benefit for income tax has been recorded for the three and six month periods ended March 31, 2004.

(4) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2007 as noted in Note F to the Consolidated Financial Statements in Form 10-KSB for the fiscal year ended September 30, 2003.

(5) Related Party Transactions

In October, 2003 we obtained a temporary addition to our asset based line of credit ("LOC") with BB&T in the amount of $150,000. The transaction is evidenced by a promissory note dated October 28, 2003, bearing interest at 2% per annum with a maturity date of January 28, 2004. The additional funding was made available by a compensating balance deposit provided by a related party, Human Vision LLC, which is controlled by a director of PGI. On February 19, 2003, we paid the temporary increase to our LOC in full and, in turn, BB&T released the compensating balance funds to Human Vision LLC.

(6) Net Income and Loss Per Common Share.

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at March 31, 2004 and 2003, were 13,328,965 and 12,231,751, respectively.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                           Periods ending March 31,
                                      Six months               Three months
                               -----------------------   -----------------------
                                  2004         2003         2004         2003

Basic EPS share quantity       97,214,418   97,214,418   97,214,418   97,214,418
Effect of dilutive options
  and warrants*                      --           --           --           --
                               ----------   ----------   ----------   ----------
Dilutted EPS share quantity    97,214,418   97,214,418   97,214,418   97,214,418

*As we incurred a net loss in the three and six month periods ended March 31, 2004 and 2003 none of our outstanding options or warrants were included in the computation of diluted earnings per share for that period as their effect would be anti-dilutive.

(7) Stock Based Compensation

Financial Accounting Standard (FAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" require the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Accordingly, compensation cost is not reflected in net income for options granted to officers and directors from stock option plans for the periods presented, as the options have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions included in the three and six month periods ended March 31, 2004 and 2003, respectively: risk-free interest rates of 2.75% and 1.75%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 121% and 134%; and expected life of the options varying from three to five years.

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

Had the expense for PGI's stock-based compensation been determined using the fair value based method defined in FAS 123, "Accounting for Stock-Based Compensation," its net income (loss) and net income (loss) per share would have been reported at the pro forma amounts indicated below:

                                         Six Months Ended           Three Months Ended
                                        2004          2003          2004          2003
                                     ----------    ----------    ---------    -----------
Net income (loss):
  As reported                        $ (313,658)   $ (710,533)   $ (67,010)   $  (419,276)
  Incremental Compensation Expense       34,382        34,559       17,191         24,592
                                     ----------    ----------    ---------    -----------
  Pro forma                          $ (348,040)   $ (745,092)   $ (84,201)   $  (443,868)
                                     ==========    ==========    =========    ===========

Basic income (loss) per share:
  As reported                        $    (0.00)   $    (0.01)   $   (0.00)   $     (0.00)
                                     ==========    ==========    =========    ===========
  Pro forma                          $    (0.00)   $    (0.01)   $   (0.00)   $     (0.00)
                                     ==========    ==========    =========    ===========

Diluted income (loss) per share
  As reported                        $    (0.00)   $    (0.01)   $   (0.00)   $     (0.00)
                                     ==========    ==========    =========    ===========
  Pro forma                          $    (0.00)   $    (0.01)   $   (0.00)   $     (0.00)
                                     ==========    ==========    =========    ===========


(8) Supplemental Cash Flow Information

During the six months ended March 31, 2004, PlanGraphics paid $111,758 of interest. No payments of taxes were made.


Schedule of Non-Cash Investing Activities

Effective March 31, 2004, the Company acquired 100% of the outstanding stock of Xmarc Limited, ("XL") for a total purchase price of approximately $64,647 in a non-cash transaction (See note 10, below). The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations." Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows:

                   Accounts receivable   $231,273       --
                   Goodwill                46,608       --
                     Accounts payable        --     $151,574
                     Deferred income         --       61,660
                     Purchase price          --       64,647
                                         --------   --------
                                         $277,881   $277,881

(9) Recently Issued Accounting Pronouncements

Management has reviewed accounting pronouncements issued during the six months ended March 31, 2004, and determined that none were applicable to our present operations.

(10) Subsequent Events

Xmarc Ltd Acquisition. During April 2004 we entered into an agreement to acquire Xmarc Ltd, a distributor of Xmarc products, in a transaction with an effective date of March 31, 2004. During January 2004, together with HPI, Ltd and Glendower Capital, we chose to reconsider the structure of the vehicle to be used in Europe for the sale of Xmarc products and the support of new and existing clients. In the interim, PlanGraphics continued to provide this support through a contract with Xmarc Ltd, a pre-existing distributor for XMarc in Europe. During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the Xmarc Services Limited agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, we completed a transaction with an effective date of March 31, 2004, in which we acquired Xmarc Ltd in a non-cash transaction for $64,647. Payment was made by forgiveness of accounts receivable due to us from Xmarc Services Limited, owned by the sellers of XL. The results of XL's operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition has enhanced its strategic development and prospects for growth.

New Credit Facility. Our existing line of credit expired on October 3, 2004, and we entered into a forbearance agreement with our lender, Branch Banking & Trust, Co. to allow us time to locate a replacement credit facility which was extended to January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. This agreement was subsequently modified to provide that Rockland Credit Financing LLC, a minority participant in the KCap financing agreement, would become the lead financial institution with KCap becoming the subordinate.

Letter of Intent. On October 18, 2004 we entered into a non-binding letter of intent with IceWEB, Inc. ("ICEW"), a provider of Web content management systems and tools located in Herndon, Virginia, under which we would merge with ICEW. The letter of intent has been modified from time to time. PGRA shareholders are to receive cash and ICEW common stock in exchange for PGRA common stock.


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of March 31, 2004 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes for the period ended September 30, 2003. Those prior year financial statements included a going concern statement and readers should take that into consideration. The Company presently continues to encounter very constrained cash flows and is carefully managing its resources while dealing with very limited cash availability.

Cash Flow

We continue to experience very constrained cash flows. As of March 31, 2004 we had a net working capital deficit of ($542,606) versus a net working capital deficit of ($424,587) at September 30, 2003 and a working capital deficit of ($301,505) at March 31, 2003. The further decrease in working capital deficit since March 31, 2003 resulted primarily from growth in current liabilities exceeding that in current assets.

In the six months ended March 31, 2004, operations provided net cash of $109,570, as compared to $295,194 provided by operations in the period ended March 31, 2003. This decrease in cash provided was a result of the payments of accrued expenses coupled with the operating loss which partially offset the growth in accounts payable.

In the six month period ended March 31, 2004, net cash used in investing activities was $30,979 as compared to $39,911 of net cash used in investing activities in the period ended March 31, 2003. Increases to software held for future use accounted for the change.

Financing activities in the period ended March 31, 2004 used $105,125 as compared to net cash of $259,021 used by financing activities in the period ended March 31, 2003. Payments received for notes receivable related to the purchase of stock were the primary reason for the decrease in cash used.

Historically, our accounts receivable have been more than adequate to cover our line of credit and management believes that this will continue to be the case. Accounts receivable balances at March 31, 2004 and 2003, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

As of March 31, 2004 our accounts receivable were $3,800,483 inclusive of work-in-process. During the current quarter billed receivables in arrears greater than 60 days were reduced from $1,729,851 at September 30, 2003 to $1,019,136 and no client accounted for more than $423,900.

As of March 31, 2004, the number of days sales outstanding (DSO) were at approximately 161 days, as compared to 195 days a year prior and 174 days at September 30, 2003. The decreases from prior periods are related to improvement in payment procedures by one of our major customers. Management also believes that its net receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

The elevated levels of aged accounts receivable placed severe cash flow constraints on the company requiring it to very closely manage its expenses and payables. In addition, we raised temporary financing through a bridge loan. On October 28, 2003, we obtained a 90-day $150,000 addition to our asset-based line of credit with Branch Banking & Trust Co. ("BB&T"). The additional funding was made available by a compensating balance deposit by a related party, Human Vision LLC, which is controlled by one of our directors. On February 19, 2004 we paid the temporary addition to the LOC in full and, in turn, BB&T released the compensating balance funds to Human Vision LLC.

Capital Resources

On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") and subsequently Rockland Credit Financing LLC under which Rockland will purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. This new financing agreement replaces the previous asset based line of credit of February 15, 2002 with BB&T for $750,000 that was secured by the accounts receivable of PGI-MD. The BB&T line of credit expired on October 3, 2004, and we had entered into forbearance agreements with BB&T through January 10, 2005 allowing us time to locate the replacement credit facility.

As of March 31, 2004, our cash and cash equivalents had decreased from September 30, 2003 to $1,682. We received a significant payment of $1,060,000 from a major customer during the prior quarter and paid down significant amounts of liabilities. During the current quarter we received an additional payment amounting to $727,000 from the same major customer which was also immediately applied to existing liabilities.

Operations Outlook

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Despite the economic stress of the past years on our primary customer base, the public sector, we see continuing and increased expenditures in the service areas where we are most significantly involved. These include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. Our move into the public safety and emergency response was well timed and we believe that market will produce material additional work flow for the company in response to Homeland Security needs.

As of March 31, 2004, we had total work backlog and assignments amounting to approximately $16.5 million, decreased from the $19.0 million reported for September 30, 2003 and from $18.6 million as of March 31, 2003. Approximately $12.4 of the backlog at March 31, 2004 was funded versus $8.7 million at September 30, 2003 and $5.9 million at March 31, 2003. Of the $16.5 million, we expect to complete approximately $6.5 million within 12 months. More recently our backlog at December 31, 2004 amounted to $15.7 million of which approximately $14.4 million is funded. Revenue from the December 31, 2004 backlog and assignments will be recognized through the fiscal year ending September 30, 2006. We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. As most of our orders are from existing or previous customers with whom we have a good relationship, we do not anticipate cancellation of such contracts or order assignments.

We believe our purchase of the XMARC intellectual property and spatial integration software components for use in the public sector and utility markets provides us with increased access to federal, state and local government clients in addition to commercial enterprises as well as revenue from maintenance of existing XMARC systems already in the field. By combining the XMARC technologies with those of other suppliers of advanced software technologies, we have developed an Internet based product and service offering for use in emergency response and recovery as well as a portal to other enterprise information systems. We believe our acquisition of Xmarc Limited, a European distributor of Xmarc technologies, located in the United Kingdom, provides us with new customers and opportunities throughout Europe.

Currently, we plan to grow internally, through strategic alliances and through mergers or acquisitions that enhance shareholder value. We have made substantial progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Further, our past marketing efforts in China continue to yield results measured by increased sales to current clients and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated. In addition, PlanGraphics has taken specific steps to position ourselves for strategic alliances, joint venture opportunities and additional mergers or acquisitions including reorganizing our corporate governance and management structure and the retention of third party advisors and investment bankers.

                              Results of Operations

Result of Operations for the three months Ended March 31, 2004

Revenues

Our revenues increased $269,527 or 15% from $1,840,593 for the quarter ended March 31, 2003 to $2,110,120 for the quarter ended March 31, 2004. This increase was related to improved economic factors affecting our customers and funding increases available to them resulting in new work for us.

Costs and Expenses

Total costs and expenses for the quarter ended March 31, 2004 amounted to $2,117,669, a decrease of $97,376 over the $2,215,045 for the quarter ended March 31, 2003 driven primarily by increased direct contract costs. This 4% decrease compares favorably to the 15% increase in revenue for the period. The costs associated with the public parent company, PlanGraphics of Colorado, were $94,430 for the period an increase of $13,483 from the prior year period of $80,947; the increase is associated with the added costs of regulatory compliance. Direct contract costs decreased slightly by $7,070, versus the increase in revenue, in response to new work. Salaries and benefits decreased by approximately $62,439, or 12% as a result of attrition and the shifting of work to subcontractors. General and administrative expenses decreased slightly by $4,106, or 2%; marketing expense decreased $34,632, or 41% as conference and professional fee expenses decreased; and, finally, other operating costs increased by $10,871 or 18% due to amortization of legal costs to acquire XMARC rights and increased equipment depreciation over the prior year.

Net loss

On a consolidated basis, our operating loss for the quarter ended March 31, 2004 was $7,549, an improvement over prior year operating loss of $374,452. This improvement is attributable to increased revenues during the current quarter. The operating subsidiary, PlanGraphics of Maryland, contributed $6,686 of the net operating loss for the quarter ended March 31, 2004, an improvement over prior year operating loss of $239,505 for the operating subsidiary.

Interest expense amounted to $65,965 in the current quarter and compares with $68,068 during the same period of the prior year. Other income decreased from the prior year total by $16,740.

On a consolidated basis, we incurred a net loss of $67,010 for the quarter ended March 31, 2004 as compared to the net loss of $419,276 for the prior year period. The impacts noted above account for the reduction in the net loss. For the same period, the operating subsidiary, PlanGraphics of Maryland, incurred a net loss of $85,231, an improvement over the prior year period net loss by the operating subsidiary of $338,518.

Result of Operations for the six months Ended March 31, 2004

Revenues

Our revenues increased $750,739 or 22% from $3,490,232 for the six month period ended March 31, 2003 to $4,240,971 for the period ended March 31, 2004. This increase was related to improved economic factors affecting our customers and funding increases available to them which translated into new work for us.

Costs and Expenses

Total costs and expenses for the period ended March 31, 2004 amounted to $4,466,075, an increase of $369,855 compared to $4,096,220 for the period ended March 31, 2003, and was primarily caused by increases in direct contract costs and increased depreciation. This 9% increase compares favorably to the 22% increase in revenue for the period. The costs associated with the public company, PlanGraphics of Colorado, were $167,205 for the period a /decrease from the prior year period of $184,145; the decrease is associated with the reduction in accounting and audit fees

Direct contract costs increased $536,898 or 23% leading the increase in revenue as we shifted some work to subcontractors and began new work. Salaries and benefits decreased by approximately $70,058, or 7%, due to attrition during the period. General and administrative expenses decreased by $32,773, or 7%, caused mostly by decreases in rent; while marketing expense decreased $92,620, or 51%, from decreases in conference costs and professional fees; and, finally, other operating costs increased by $28,408 or 23% due to amortization of costs to acquire XMARC rights and increased equipment depreciation over the prior year.

Net loss

On a consolidated basis, our operating loss for the six month period ended March 31, 2004 was $225,104, an improvement over prior year operating loss of $605,988. This improvement is attributable to increased revenues during the current period. The operating subsidiary, PlanGraphics of Maryland, contributed $12,664 of the net operating loss as of March 31, 2004, an improvement over its prior year operating loss of $421,843.

Interest expense amounted to $131,964 in the current period and compares favorably with $130,978 during the same period of the prior year. Other income increased from the prior year total by $16,977 as a result of income from our investment in Jobview.com and increased royalty income, coupled with commissions from our in-house travel reservation agent activities.

On a consolidated basis, we incurred a net loss of $313,658 for the six months ended March 31, 2004 as compared the net loss of $710,533 for the prior year period. The impacts noted above account for the reduction in the net loss. For the same period, the operating subsidiary, PlanGraphics of Maryland, incurred a net loss of $83,915, a significant improvement over its prior year net loss of $580,722

Income Taxes and Deferred Tax Valuation Allowance -- FY 2004 and FY 2003

We have net operating loss carryforwards of approximately $13.1 million as of March 31, 2004 versus $12.8 million at September 30, 2003 (See Note E to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2003). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended March 31, 2004.

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

Changes in Internal Controls

Based upon their most recent evaluation, which was completed as of the end of the period covered by this report, and subject to the limitations above, both our Chief Executive Officer and Senior Financial Officer believe that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

ITEM 6. EXHIBIT INDEX.

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

                                            PLANGRAPHICS, INC.

Dated: August 8, 2005




                                            /S/ Fred Beisser
                                            ----------------------------------
                                            Frederick G. Beisser
                                            Senior Vice President-Finance,
                                            Secretary & Treasurer (principal
                                            financial accounting officer)