Form 10QSB
period 2004-06-30
PLANGRAPHICS INC
filed 2005-08-09
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004.

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

                                Table of Contents





Cautionary Note about Forward-Looking Statements                              2


Part I Financial  Information                                                 4


   Item 1. Financial Statements (Unaudited)                                   4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flow                                      6


    Notes to Consolidated Financial Statements                                7


  Item 2. Management Discussion and Analysis                                 10

  Item 3. Controls and Procedures                                            14

Part II Other Information                                                    15


   Item 6.  Exhibit Index                                                    15

   Signature Page                                                            16

   Exhibits                                                                  17


                                     Part I
                              Financial Information
Item 1. Financial Statements
                               PLANGRAPHICS, INC.
                           Consolidated Balance Sheet


                                                                       June 30,
                                                                         2004
                                                                     ------------
                      ASSETS                                          (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $        281
  Accounts receivable, net                                              3,675,437
  Prepaid expenses and other                                               65,934
                                                                     ------------
      Total current assets                                              3,741,652
                                                                     ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                 1,866,667
  Equipment and furniture                                                 900,270
                                                                     ------------
                                                                        2,766,937
    Less accumulated depreciation and amortization                      1,716,413
                                                                     ------------
                                                                        1,050,524
                                                                     ------------

OTHER ASSETS
  Goodwill                                                              1,897,031
  Software, for future project use, net of accumulated
     amortization of $101,595                                             325,185
  Other                                                                    88,371
                                                                     ------------
                                                                        2,310,587
                                                                     ------------

                                                                     $  7,102,763
                                                                     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                 $    480,899
  Obligations under capital lease - related party, current                143,272
  Accounts payable                                                      2,749,076
  Accrued payroll costs and vacations                                     437,727
  Accrued expenses                                                        399,313
  Deferred revenue and prebillings                                        482,074
                                                                     ------------
      Total current liabilities                                         4,692,361
                                                                     ------------

LONG-TERM LIABILITIES
  Long-term obligations under capital leases - related
   party, less current maturities                                       1,114,410
   Notes payable, less current maturities                                 150,000
                                                                     ------------
      Total long-term liabilities                                       1,264,410
                                                                     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible preferred stock, $.001 par value, 20,000,000 shares
     authorized, no shares issued or outstanding                             --
   Common stock, no par value, 2,000,000,000 shares authorized,
     97,214,418 and 97,214,418 shares issued and outstanding           20,688,118
  Accumulated deficit                                                 (19,542,126)
                                                                     ------------
                                                                        1,145,992
                                                                     ------------

                                                                     $  7,102,763
                                                                     ============


     See accompanying notes to unaudited consolidated financial statements


                                            PLANGRAPHICS, INC.
                                   Consolidated Statements of Operations
                                                (Unaudited)


                            For the three and nine month periods ended June 30,

                                                   Nine months ended               Three months ended
                                           -------------------------------   ------------------------------
                                                2004             2003             2004             2003
                                           -------------    -------------    -------------    -------------

Revenues                                   $   6,342,360    $   5,744,036    $   2,101,389    $   2,253,804

Cost of sales:
  Direct contract costs                        4,546,198        3,632,545        1,675,842        1,299,087
  Salaries and employee benefits               1,357,185        1,470,378          425,853          468,988
  General and administrative expenses            635,946          710,669          209,650          251,600
  Marketing expenses                             130,760          236,923           42,493           56,036
  Other operating expenses                       228,380          182,866           78,556           61,450
                                           -------------    -------------    -------------    -------------
       Total costs and expenses                6,898,469        6,233,381        2,432,394        2,137,161
                                           -------------    -------------    -------------    -------------

       Operating income (loss)                  (556,109)        (489,345)        (331,005)         116,643
                                           -------------    -------------    -------------    -------------

Other income (expense):
  Other income                                    43,830           94,423              420           67,990
  Interest expense                              (198,274)        (189,235)         (66,310)         (58,257)
                                           -------------    -------------    -------------    -------------
                                                (154,444)         (94,812)         (65,890)           9,733
                                           -------------    -------------    -------------    -------------

       NET INCOME (LOSS)                   $    (710,553)   $    (584,157)   $    (396,895)   $     126,376
                                           =============    =============    =============    =============

Basic earnings (loss) per common share     $          (0)   $          (0)   $          (0)   $           0
                                           -------------    -------------    -------------    -------------
Diluted earnings (loss) per common share   $          (0)   $          (0)   $          (0)   $           0
                                           -------------    -------------    -------------    -------------

Weighted average number of shares of
  common stock outstanding for:

  Basic earnings (loss) per share             97,214,418       97,214,418       97,214,418       97,214,418
                                           =============    =============    =============    =============
  Diluted earnings (loss) per share           97,214,418       97,214,418       97,214,418      105,370,844
                                           =============    =============    =============    =============


See accompanying notes to unaudited consolidated financial statements


                                  PLANGRAPHICS, INC.

                         Consolidated Statements of Cash Flows
                                      (Unaudited)
                              Nine Months ended June 30,

                                                                  2004           2003
                                                              -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                    $  (710,553)   $  (584,157)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                228,380        174,709
     Write off of accounts receivable                                --           22,975
     Cancellation of debt                                            --          (23,665)
   Changes in operating assets and liabilities, net of
    Xmarc Ltd acquistion
      Accounts receivable                                         268,542          2,183
      Prepaid expenses and other                                  (16,362)        26,742
      Other assets                                                  7,419        (81,873)
      Accounts payable                                          1,476,531       (102,036)
      Accrued expenses                                           (674,487)       350,835
      Deferred revenue and prebillings                           (124,750)       191,440
                                                              -----------    -----------
        Net cash provided by (used in) operating activities       454,720        (22,847)
                                                              -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                          (11,198)       (39,911)
  Addition to software held for future use                        (28,084)          --
                                                              -----------    -----------
        Net cash used in investing activities                     (39,282)       (39,911)
                                                              -----------    -----------

Cash flows provided by (used in) financing activities:
  Proceeds from debt                                            3,399,134      2,164,000
  Payments on debt                                             (3,741,931)    (2,235,036)
  Payment on note payable                                         (26,577)          --
  Proceeds from notes payable - related parties                      --          160,000
  Repayments of note payable - related parties                   (158,400)          --
  Payments on obligations under capital lease                     (98,349)       (86,389)
  Collection of note receivable for stock purchase                182,750          1,000
                                                              -----------    -----------
        Net cash (used in) provided by financing activities      (443,373)         3,575
                                                              -----------    -----------

Net decrease in cash                                              (27,935)       (59,183)
Cash and cash equivalents at beginning of year                     28,216         60,806
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $       281    $     1,623
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

The financial statements in this report have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we have secured a new and larger financing arrangement for accounts receivable, our viability as a going concern is dependent upon our ability to achieve profitable operations through increased sales.

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

(2) Accounts Receivable

The components of contract accounts receivable are as follows:

                                                    June 30, 2004
                                                      Unaudited

               Contract receivables:
                 Billed                               $2,549,508
                 Unbilled                              1,131,434
                                                      ----------
                                                       3,680,942

               Less allowance for doubtful accounts       (5,505)
                                                      ----------
               Accounts receivable, net               $3,675,437


We have historically received greater than 10% of annual revenues from one or more customers. The City of New York accounted for 69% of revenue for the quarterly period ended June 30, 2004, compared with June 30, 2003 when they accounted for 52%. In addition, at June 30, 2004, the City of New York accounted for 30% of billed accounts receivable compared to 41% at June 30, 2003. The City of New York is the largest of our current customers and its revenues represent services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial description above.

Deferred revenue amounted to $482,074 at June 30, 2004 and represents amounts billed in excess of amounts earned.


(3) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $12.8 million with expirations through 2023. At June 30, 2004, the amount of the net operating loss carryforward balance is estimated at $13.5 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2003 and at June 30, 2004. As a result, no provision or benefit for income tax has been recorded for the three and nine month periods ended June 30, 2004.

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

(6) Net Income and Loss Per Common Share.

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at June 30, 2004 and 2003, were 13,328,965 and 12,619,302, respectively.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                           Periods ending June 30,
                                     Nine months               Three months
                               -----------------------   -----------------------
                                  2004         2003         2004         2003

Basic EPS share quantity       97,214,418   97,214,418   97,214,418   97,214,418
Effect of dilutive options
  and warrants*                      --           --           --      8,156,426
                               ----------   ----------   ----------  -----------
Dilutted WPS share quantity    97,214,418   97,214,418   97,214,418  105,370,844


*As PGI incurred a net loss in all periods except for the three month period ended June 30, 2003, none of the outstanding options or warrants were included in the computation of diluted earnings per share for those net-loss periods as their effect would be anti-dilutive. The computation of diluted shares outstanding at June 30, 2003 includes 3,857,212 of in-the-money warrants and 4,299,214 of in-the-money options while the remaining options and warrants issued and outstanding at that date are excluded because their exercise prices exceeded the closing price at that date.

(7) Stock Based Compensation

Financial Accounting Standard (FAS) No. 123, "Accounting for Stock-Based Compensation" and FAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" require the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.. Accordingly, compensation cost is not reflected in its net income for options granted to officers and directors from stock option plans for the periods presented, as the options have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions recorded in the three and nine month periods ended June 30, 2004 and 2003, respectively: risk-free interest rates of 2.75% and 1.75%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 121% and 134%; and expected life of the options varying from three to five years.

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

Had the expense for PGI's stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation," its net income (loss) and net income
(loss) per share would have been reported at the pro forma amounts indicated below:


                                        Nine Months Ended           Three Months Ended
                                        2004          2003          2004          2003
                                     ----------    ----------    ---------    -----------
Net income (loss):
  As reported                        $ (710,553)   $ (584,157)   $(396,895)   $   126,376
  Incremental Compensation Expense   $   57,406    $   51,271    $  19,135    $    16,711
                                     ----------    ----------    ---------    -----------
  Pro forma                          $ (767,959)   $ (635,428)   $(416,030)   $   109,665
                                     ==========    ==========    =========    ===========

Basic income (loss) per share:
  As reported                        $    (0.01)   $    (0.01)   $   (0.00)   $      0.00
                                     ==========    ==========    =========    ===========
  Pro forma                          $    (0.01)   $    (0.01)   $   (0.00)   $      0.00
                                     ==========    ==========    =========    ===========

Diluted income (loss) per share
  As reported                        $    (0.01)   $    (0.01)   $   (0.00)   $      0.00
                                     ==========    ==========    =========    ===========
  Pro forma                          $    (0.01)   $    (0.01)   $   (0.00)   $      0.00
                                     ==========    ==========    =========    ===========

(8) Supplemental Cash Flow Information

During the nine months ended June 30, 2004, PlanGraphics paid $162,241 of interest. No payments of taxes were made.

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

                   Accounts receivable   $231,273
                   Goodwill                36,532
                     Accounts payable               $151,574
                     Deferred income                  51,584
                     Purchase price                   64,647
                                         --------   --------
                                         $267,805   $267,805
                                         ========   ========


(9) Recently Issued Accounting Pronouncements

Management has reviewed accounting pronouncements issued during the nine months ended June 30, 2004, and determined that none were applicable to our present operations.

(10) Xmarc Ltd Acquisition

Xmarc Ltd Acquisition. During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the Xmarc Services Limited agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, we completed a transaction with an effective date of March 31, 2004, in which we acquired Xmarc Ltd in a non-cash transaction for $64,647. Payment was made by forgiveness of accounts receivable due to us from Xmarc Services Limited, owned by the sellers of XL. The results of XL's operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition has enhanced its strategic development and prospects for growth.

(11) Subsequent Events

New Credit Facility. Our existing $750,000 line of credit with Branch Banking & Trust expired on October 3, 2004, and we entered into a forbearance agreement with them to allow us time to locate a replacement credit facility; the forbearance agreement was extended to January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. This agreement was subsequently modified to provide that Rockland Credit Financing LLC, a minority participant in the KCAP financing agreement, would become the lead financial institution with KCap becoming the subordinate.

Letter of Intent. On October 18, 2004 we entered into a non-binding letter of intent with IceWEB, Inc. ("ICEW"), a provider of Web content management systems and tools located in Herndon, Virginia, under which we would merge with ICEW. The letter of intent has been amended from time to time. PGRA shareholders are to receive cash and ICEW common stock in exchange for PGRA common stock.

Leased Facilities. During May 2005 PGI-MD reached an agreement in principle with its landlord, Capital View Development LLC regarding our leased facilities in Frankfort, Kentucky. The terms agreed to will provide for termination of the existing lease and forgiveness of approximately $48,000 in past due lease payments. The terms also provide for a new lease effective June 1, 2005 for approximately 10,500 square feet (rather than the 20,500 previously occupied) resulting in a reduction of future lease costs by approximately $197,000 annually from the previous lease rate.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of June 30, 2004 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes for the period ended September 30, 2003. Those prior year financial statements included a going concern statement and readers should take that into consideration. The Company presently continues to encounter very constrained cash flows and is carefully managing its resources while dealing with very limited cash availability.

Cash Flow

We continue to experience very constrained cash flows. As of June 30, 2004 we had a net working capital deficit of $950,709 versus a net working capital deficit of $424,587 at September 30, 2003 and a working capital deficit of $250,846 at June 30, 2003. The decrease in working capital since June 30, 2003 resulted primarily from the growth of $412,634 in current liabilities while current assets declined by $113,488.

In the nine months ended June 30, 2004, operations provided net cash of $454,720, as compared to $22,847 used by operations in the period ended June 30, 2003. This increase in cash provided was primarily a result of the net increase in accounts payable and accrued expenses as we worked to manage cash flows.

In the nine month period ended June 30, 2004, net cash used in investing activities decreased slightly from the period ended June 30, 2003.

Financing activities in the period ended June 30, 2004 used $443,373 as compared to net cash of $3,575 provided by financing activities in the period ended June 30, 2003. Increased payments made by us on financing debt coupled with our payment of related party promissory note accounted for the change.

Historically, our accounts receivable have been more than adequate to cover our line of credit and management believes that this will continue to be the case. Accounts receivable balances at June 30, 2004 and 2003, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

As of June 30, 2004 our net accounts receivable were $3,675,437 including work-in-process. During the current quarter billed receivables in arrears greater than 60 days were reduced from $1,729,851 at September 30, 2003 to $1,516,696 and no client accounted for more than $525,480.

As of June 30, 2004, our number of days sales outstanding (DSO) were approximately 156 days, as compared to 149 days a year prior and 174 days at September 30, 2003. The decrease since September 30, 2003 is related to improvement in payment procedures by one of our major customers. Management also believes that its net receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

The elevated levels of aged accounts receivable experienced place severe cash flow constraints on the company requiring it to very closely manage its expenses and payables through formal and informal agreements with vendors and subcontractors.

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

As of June 30, 2004, our cash and cash equivalents had decreased from $28,216 at September 30, 2003 to $281. We received significant payments of $1,060,000 and $727,000 from major customers during the prior quarters of this fiscal year and paid down significant amounts of liabilities and accrued expenses.

Operations Outlook

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Despite the economic stress of prior years on our primary customer base, the public sector, we see continuing and increased expenditures in the service areas where we are most significantly involved. These include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. Our move into public safety and emergency response was well timed and we believe that market will produce material additional work flow for the company in response to Homeland Security needs.

As of June 30, 2004, we had work backlog and assignments of approximately $15.0 million, decreased from the $19.0 million reported for September 30, 2003 and from $17.9 million as of June 30, 2003. However, approximately $13.7 of this backlog amount is funded versus $8.7 million at September 30, 2003 and $5.4 million at June 30, 2003. Of the $15.0 million, we expect to complete approximately $7.5 million within 12 months. More recently our backlog at December 31, 2004 amounted to $15.7 million of which approximately $14.4 million is funded. Revenue from the December 31, 2004 backlog and assignments will be recognized through the fiscal year ending September 30, 2006.

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

                              Results of Operations

Result of Operations for the three months Ended June 30, 2004

Revenues

Our revenues decreased slightly by $152,415 or 7% from $2,253,804 for the quarter ended June 30, 2003 to $2,101,389 for the quarter ended June 30, 2004. This decrease was related to a major customer completing a project in house and for which we had been doing the work; the result was about $240,000 in expected revenue that did not materialize.

Costs and Expenses

Total costs and expenses for the quarter ended June 30, 2004 amounted to $2,432,394, an increase of $295,233 over the $2,137,161 for the quarter ended June 30, 2003. This represents a 14% increase versus the 7% decrease in revenue for the period and was related to having resources in place for the $240,000 project completed by a customer rather than us, increased subcontractor costs for new work and increased software amortization.

Direct contract costs increased $376,755 or 29% leading the increase in revenue as we shifted some work to subcontractors and began new work. Salaries and benefits decreased by approximately $43,135, or 9%, due to attrition. General and administrative expenses decreased by $41,950, or 17%, because of decreases in rent and in professional fees; marketing expense decreased $13,543, or 24%, from decreases in conference expenses and professional fees; and, finally, other operating costs increased by $17,106 or 28% due to amortization of software and increased equipment depreciation over the prior year.

The costs associated with the public company, PlanGraphics of Colorado, were $167,205 for the period, a decrease from the prior year period of $184,145; the decrease is associated primarily with the reduction in accounting and audit fees

Net loss

Our operating loss for the quarter ended June 30, 2004 was $331,005, compared to the prior year operating income of $116,643. This $447,648 change is attributable to decreased revenues and increased costs and expenses during the current quarter.

Interest expense amounted to $66,310 in the current quarter and compares with $58,257 during the same period of the prior year. Other income decreased from the prior year total by $67,570 as a result of the absence of income from our investment in Jobview.com during the current period, decreased royalty income, and a change in foreign and income tax expenses, coupled with reduced commissions from our in-house travel reservation agent activities.

We incurred a consolidated net loss of $396,895 for the quarter ended June 30, 2004 as compared to net income of $126,376 for the prior year period. The impacts noted above account for the change of $523,271 resulting in a net loss.

Result of Operations for the nine months ended June 30, 2004

Revenues

Our revenues for the nine-month period increased $598,324 or 10% from $5,744,036 for the nine month period ended June 30, 2003 to $6,342,360 for the period ended June 30, 2004. This increase, despite the absence of about $240,000 of expected revenue from a project completed by a customer rather than us, was related to improved economic factors affecting our customers and funding increases available to them.

Costs and Expenses

Total costs and expenses for the period ended June 30, 2004 amounted to $6,898,469, an increase of $665,088 compared to $6,233,381 for the period ended June 30, 2003. This 11% increase compares with the 10% increase in revenue for the period.

Direct contract costs increased $913,653 or 25% leading the increase in revenue as we shifted some work to subcontractors and began new work. Salaries and benefits decreased by approximately $113,193, or 8%. General and administrative expenses decreased by $74,723, or 11% due to reductions in personnel, cost of leased space and in professional fees; marketing expense decreased $106,163, or 45%, due to reductions in personnel, decreased conference costs and professional fees; and, finally, other operating costs increased by $45,514 or 25% due to increased amortization of software as a result of the acquisition of Xmarc and increased equipment depreciation over the prior year.

Net loss

Our operating loss for the nine month period ended June 30, 2004 was $556,109, an increase over the prior year operating loss of $489,345. This increase is attributable to increased costs and expenses during the current period, the ramp up for a project completed by a customer and revenues not growing as fast as anticipated.

Interest expense amounted to $198,274 in the current period compared with $189,235 during the same period of the prior year reflecting higher levels of borrowing and higher interest rates. Other income decreased from the prior year total by $50,593, as a result of the absence of income from our investment in Jobview.com during the current period, decreased royalty income, and a change in foreign and income tax expenses of $17,534, coupled with reduced commissions from our in-house travel reservation agent activities.

We incurred a net loss of $710,553 for the nine months ended June 30, 2004 as compared to the net loss of $584,157 for the prior year period. The impacts noted above account for the increase in the net loss.

For the same period, the operating subsidiary, PlanGraphics of Maryland, incurred a net loss of $442,419, an increase over its prior year net loss of $313,874.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2004 and FY 2003

We have net operating loss carryforwards of approximately $13.5 million as of June 30, 2004 versus $12.8 million at September 30, 2003 (See Note E to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2003). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended June 30, 2004.

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

PART II- OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 31.1, Section 302 Certification for the principal executive officer, dated August 8, 2005, and filed on page 17 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated August 8, 2005, and filed on page 18 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated August 8, 2005 and filed on page 19 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated August 8, 2005 and filed on page 20 of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLANGRAPHICS, INC.

Dated: August 8, 2005



                                           /S/ Fred Beisser
                                           -----------------------------------
                                           Frederick G. Beisser
                                           Senior Vice President-Finance,
                                           Secretary & Treasurer (principal
                                           financial accounting officer)