Form 10KSB
period 2004-09-30
PLANGRAPHICS INC
filed 2006-01-04
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004 or

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

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:

         Title of each class:          Name of Exchange on which registered:
         --------------------          -------------------------------------
       Common Stock, no par value                       (None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The issuer's revenues for its most recent fiscal year were $7,827,923.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 20, 2005, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the closing price of the Common Stock as reported on www.pinksheets.com, was approximately $2,007,609.

As of December 20, 2005 the issuer had outstanding 97,214,418 shares of Common Stock.Documents incorporated by reference: NoneTransitional Small Business Disclosure Format: Yes [ ]; No [ X ]

Exhibit index begins on page 42      Total number of pages in this report is 86.

                        NOTICE TO READERS OF THIS REPORT


PLANGRAPHICS, INC. IS FILING THIS REPORT WITH AN AUDIT REPORT FOR FY2004 BUT WITHOUT AN AUDIT REPORT FOR FY2003 IN ORDER TO PROVIDE MORE INFORMATION THAN IS CURRENTLY AVAILABLE TO SHAREHOLDERS.

THE PRIOR YEAR FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2003 WERE AUDITED BY A PREDECESSOR AUDITOR AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003. SINCE PLANGRAPHICS, INC. HAS NOT RECEIVED CONSENT TO INCORPORATE THE PREDECESSOR AUDITOR'S REPORT IN THIS FILING, THE AUDIT OPINION FOR THE YEAR ENDED SEPTEMBER 30, 2003 HAS BEEN OMITTED FROM THIS REPORT. ACCORDINGLY, THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2003 MUST BE CONSIDERED UNAUDITED UNTIL SUCH TIME AS EITHER CONSENT FROM THE PREDECESSOR AUDITOR IS RECEIVED OR AN AUDIT REPORT FOR THE YEAR ENDED SEPTEMBER 30, 2003 FROM ANOTHER FIRM IS RECEIVED AND INCORPORATED BY AMENDMENT INTO THIS REPORT.

PRIOR YEAR DOLLAR AMOUNTS APPEARING IN THIS REPORT ARE MARKED "UNAUDITED" EITHER AT THE TOP OF COLUMNS OR PRECEDING THEIR APPEARANCE IN TEXT.

THE COMPANY INTENDS TO AMEND THIS REPORT TO INCLUDE A PRIOR YEAR AUDIT OPINION AS SOON AS PRACTICABLE.

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

Forward-looking statements include, but are not limited to, statements in this Form 10-KSB regarding:

o availability of working capital to meet our immediate cash and liquidity needs;
o    our ability to raise funds through debt and equity financing;
o    estimates regarding our financing needs;
o    the projected improvement in our financial results for FY2005;
o    our prospects for growth;
o    cancellation of our contracts and order assignments;
o    the continuation of our relationship with the City of New York;
o the expectation that NYDOITT and NYDEP will pay in full all amounts owed to us;
o    the increase in competition and our ability to compete effectively;
o    the strength of our technical expertise and customer service;
o    the potential fluctuation of the market price of our stock;
o the evolving market for spatial information management systems and information technology in general;
o    our ability to take advantage of spatial information technology markets;
o    the move towards increased governmental cooperation;
o ability of information technology to benefit from geospatial capabilities within their technologies;
o    the potential gross profit margin in information technology;
o    fluctuations in exchange rates; and
o    the impact of recent accounting pronouncements.

Although we believe that the expectations that we express in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o We may continue to experience very constrained cashflows and may not overcome the underlying causes;
o    we may not be able to obtain needed financing;
o    we may not achieve profitability;
o    we may lose customers or fail to grow our customer base;
o    we may experience work stoppages by subcontractors due to late payments;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology; and
o we may issue a substantial number of shares of our common stock upon exercise of options and warrants, thereby causing dilution in the value of your investment;

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-KSB under the caption "Item
1. Business - Risk Factors" beginning on page 12, our other Securities and Exchange Commission filings, and our press releases.

                                TABLE OF CONTENTS


Cautionary Note About Forward-Looking Statements.........................     3

                                     PART I

Item 1.  Description of Business.........................................     5

                  Risk Factors ..........................................    13

Item 2.  Description of Properties.......................................    15

Item 3.  Legal Proceedings...............................................    16

Item 4.  Submission of Matters to a Vote of Security Holders.............    16

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........    16

Item 6.  Management's Discussion and Analysis or Plan of Operation.......    17

Item 7.  Financial Statements ...........................................    32

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................    32

Item 8A. Controls and Procedures ........................................    32

                                    PART III

Item 9. Directors and Executive Officers, Promoters and
        Control Persons; Compliance with  Section 16(A) of
        the Exchange Act ................................................    33

Item 10. Executive Compensation..........................................    35

Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Shareholder Matters..................    38

Item 12. Certain Relationships and Related Transactions..................    41

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K................................    42

Item 14. Principal Accountant Fees and Services .........................    44

Signatures...............................................................    45

Financial Statements.....................................................   F-1

Exhibits.................................................................   E-1

                                     PART I


Item 1 - DESCRIPTION OF BUSINESS

The Company

PlanGraphics, Inc. ("PGRA"), a life-cycle systems integration and implementation firm, provides a broad range of services in the design and implementation of information technology in the public and commercial sectors. Its capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks. Its customers are primarily federal, state and local governments, utilities, and commercial enterprises in the United States and foreign markets requiring locational or "spatial" information. PGRA specializes in the design and development of software applications, databases and data warehouses, and secure data communication networks that manage, access, and use spatial (locational) information assets.

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

Since those first projects more than two decades ago, PGI-MD has continually expanded its range and scope, both through helping clients implement promising new technologies (e.g., GIS, geographic position systems ("GPS"), digital orthophotography, high-resolution satellite imagery, data warehousing, and the Internet) as they have become available, and through vigorous pursuit of new methods, approaches, and capabilities as both GIS and IT have become more integrated, more suited to enterprise-wide applications. To date we have managed more than 1,290 projects across a wide range of state and local, Federal and international customers.

After the acquisition of PGI-MD, we changed our name from DCX, Inc. to Integrated Spatial Information Solutions, Inc., and subsequently, on May 2, 2002, we again changed our name to PlanGraphics, Inc. Our principal business is carried out through PGI-MD. PGI-MD provides design, implementation, and integration of e-government and information technology solutions, principally to state and local governments and public utilities.

We will often use pronouns such as "we," "us," and "our" in this annual report to refer to the parent company, PGRA, together with our operating subsidiary, PGI-MD.

(b) Business of Issuer

Introduction

We offer project life-cycle information technology solutions, with a focus on spatial information management (SIMS) technologies, including GIS. The Company specializes in Web-enabled GIS and IT applications that integrate and facilitate the access, analysis, and interpretation of disparate data sets.

Spatial information management systems ("SIMS"), which include GIS, provide a means for managing and analyzing information by relating the geographic location of a feature or event to other descriptive information. GIS software allows data, in both graphic or map format and alphanumeric data to be combined, segregated, modeled, analyzed and displayed, thus becoming useful information for managers.

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

The International Data Corporation estimates that the worldwide market for spatial information management ("SIM") was about $2.1 billion for 2004 and expected to grow by 10% annually through 2006 (Source: IDC Document 26841, "Worldwide Spatial Information Management Forecast, 2002-2006" ).

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

A report by market research firm Input predicts that state and local governments will increase their IT outsourcing spending by 17% annually over the next five years, growing the sector from $10 billion in 2003 to more than $23 billion in 2008. This growth rate outpaces the commercial outsourcing sector, which has been expanding at about 5% to 7%, and the federal sector with growth of as much as 10% (Source: Network World Outsourcing Newsletter, 10/29/03).

According to the June 2005 report, Fiscal Survey of States, by the National Association of State Budget Officers, after four years of tight budgets and deepening debt, most states are experiencing a marked improvement in their fiscal fortunes, with billions of dollars more in tax receipts than had been projected being received around the country.

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

GIS has proven increasingly useful in government activities in recent years. There appears to be a growing move toward intergovernmental cooperation, especially since the events of September 11, 2001. Local, county and regional agencies are more willing to share data for such activities as disaster planning. We view mapping as the GUI (graphic user interface) of homeland security because it allows users to visualize data in a manner that is familiar and well understood, thus providing an easy point of entry for organizing and manipulating data into useful information. There is growing recognition that spatial information is motivating local governments to remove barriers that prevent wider adoption of GIS technologies.

It is our position that GIS technology is accelerating rapidly there is a growing trend to enable access to spatial information data repositories via the Internet. Local and state governments are starting to think more like business. Increasingly, municipalities are using location-based applications to make life easier for their constituents. They want to provide answers for people who need answers, and they are working to be user-friendly, more efficient, and more cost-effective. GIS helps do that as a component of other systems. Since about 80 percent of local government data is location based, it makes a great deal of sense to work with GIS data.

According to market research conducted during 2005, as reflected in report number C24139 by Research and Markets Ltd, location based systems and GIS market began to accelerate in 2005, and global revenue is expected to reach US $11.7 billion by the end of 2008.
(Source: Research and Markets Ltd, press release dated September 12, 2005)

According to Washington Technology Report of February 3, 2004, the U.S. President's fiscal year 2005 federal budget earmarked a total of $40 billion for homeland security, an increase of 10% over fiscal year 2004. Of that, $3.6 billion was set aside for major homeland security needs related to first responders to emergencies. These organizations require the same thing, knowing where the issue is located and how to get to it. Although access to the federal funds depends upon planning that meets the federal criteria, some states are reportedly starting to allocate homeland security funding from Washington and to IT investments. As a result, state and local governments are reaching out to companies like PlanGraphics in the private sector for assistance with security solutions. Our experience providing emergency management information systems was developed in responding to the World Trade Center attacks and places us at the forefront. The National Conference of Mayors reported recently that a number of cities have already begun spending on new security measures ($3.5 billion) without waiting for federal funds.

We believe that our long-standing reputation and technical qualifications will enable us to take advantage of these growth markets. In particular, our specialized expertise in the state and local markets will enable us to play a critical role in the convergence of Federal and state and local agencies for IT projects as a result of homeland security and critical infrastructure protection requirements. We believe there is a move toward increased intergovernmental cooperation where we can play an important role in bridging the knowledge gap between state and local and Federal contractors.

Service Areas We Focus On

Our core competencies in IT services, SIMS and GIS consulting, cover all stages of the project development life-cycle, and can be summarized as follows:

     o Enterprise spatial systems integration, including systems design through testing and operation as well as the migration of legacy systems to new systems;
     o    Spatial database management and integration;
     o Information Systems that support Emergency Management and Public Safety including assessment, planning, response, and recovery;
     o Executive Decision Support Systems and Executive Dashboards supporting decision making and constituent/customer relations;
     o Spatial application development, including web deployment for the internet, intranet, and extra-net applications
     o Asset management systems for physical, infrastructure and real property information, and
     o    Document and work management systems

Overview of Operations

At the core of our solutions and applications are three inter-related capabilities and technologies. The foundation of PGI-MD, for over 25 years, is and continues to be its expertise in SIMS, GIS and consulting. We expanded our range and scope of services as GIS and IT became more integrated, which has led to our expansion and focus on broader IT solution services that leverage spatial information. We have developed, acquired, and/or partnered to gain access to a set of proprietary integration tools that enhance our GIS and IT Services. Combined with our proprietary Methodology and Document Management Improvements ("MDMI") methodologies, these services and technologies enable us to offer our customers a comprehensive set of solutions.

o IT Services. We provide a full range of system and data integration services from needs assessment to operation and maintenance of IT solutions, particularly those that leverage spatial information assets. Our full life-cycle services include:

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

o Geographic Information Systems ("GIS") Consulting Services. The development, implementation, and integration of GIS services have been at the core of our primary focus for more than twenty years. From initial consultation on strategy, through the system implementation and integration, we offer a full spectrum of GIS consulting and implementation services to help its clients plan and implement GIS. Our consulting services include the following:

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

o Enterprise Integration Tools. We utilize a wide span of third party "best of breed" technologies to accomplish unique approaches to spatial data integration. We have developed significant expertise in large relational databases such as Oracle and their spatially enabled products, e.g. Oracle Spatial. In addition during the past year we have deployed XMarc's enterprise spatial integration tool kit, for use in conjunction with third party GIS and database software which makes multi-platform spatial data more accessible. We have also developed a number of strategic business partnerships with product and service suppliers which facilitate rapid deployment of technologies and resources on behest of our customers.

In 2003, we acquired the intellectual property and associated assets of XMarc's spatial integration tools. We are using and further developing the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. These include our own deployment of Xmarc as part of SIMS solutions and enterprise executive dashboards as well as the solutions of third party providers, including Oracle Protect Architecture. We make the integration tool kit available to our clients and to third party distributors and value added resellers worldwide. We support existing XMarc contracts and work in progress in North America, Europe and XMarc distributors in Asia-Pacific.

Functional Capabilities and Solutions

We leverage our core capabilities and technologies to deliver solutions in four functional areas: Emergency Management, Non-emergency Information Management, Asset Management, and Enterprise Data Dissemination solutions.

Emergency Management Solutions
------------------------------

We provide broader strategic and tactical support to emergency planning and response organizations at the local and state level, as well as designing and implementing GIS databases to support E911 applications. Our GIS applications, such as STEP (Spatial Templates for Emergency Preparedness Solutions), are often used to support emergency services (police and fire) in the planning and response to natural and man-induced disasters. Since 9/11, the value of integrated GIS technology in supporting emergency services and public safety organizations has become more valuable than ever. PlanGraphics' GIS applications are used in the following areas of emergency management:

o   Emergency planning and risk assessment      o  Impact analysis
o   Emergency operations support                o  Disaster response and citizen
                                                   support
o   Emergency dispatch                          o  Damage assessment and
                                                   recovery
o   Tactical/field operations support

Non-Emergency Information Management Applications
-------------------------------------------------

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

          - Executive Dashboards and Portals - These solutions provide a common and single user interface to a broad range of legacy data, typically correlated using location or geography among other data attributes. PlanGraphics STEPs (Spatial Template for Emergency Preparedness) is one such example.

          - Public information systems, such as the "My Neighborhood Statistics" application, which was unveiled in NYC in September 2002, and supported over 400,000 inquiries in the first 24 hours.

ASSET MANAGEMENT
----------------

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

Enterprise Information Dissemination
------------------------------------

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

Our Sales and Marketing Approach

We conduct our business development using a principal selling model. In doing so, we draw on PGI-MD's president and on practice managers who manage business units and have sales responsibility. Each of the practice managers is supported by a number of executive consultants who have both business development and executive level service delivery responsibilities. We also develop business and follow-on assignments through our project managers. In addition, we maintain business relationships with suppliers of software, data and professional services, including among others, Oracle, ESRI, Xmarc, and mid-tier national systems integrators.

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

Competition in our Markets

The SIMS and technology market includes GIS and is divided into two broad categories: the government sector, which includes agencies at all levels and is presently the larger of the two categories; and the commercial sector.

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

o Breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness; and

o Ability to react to changes in the market and industry and economic trends building competencies in leading edge solutions.

We believe that we compete effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness. We have managed more than 1,290 projects across a wide range of state and local, Federal, and international customers. Approximately 75% of our revenue this fiscal year was generated through the public sector, which is comprised of state and local government and public utilities customers. Another 19% of our revenue is generated through international customers, with the majority coming from World Bank-sponsored projects in The People's Republic of China. Our Federal Sector practice is still in its developmental stages, as we build partnerships with firms that have a broader entre to federal agencies.

Since 1999, our largest client has been New York City ("NYC"), with whom we have enjoyed a nine year relationship. During FY 2004, NYC Department of Information Technology and Telecommuncations (DoITT) and other NYC agencies accounted for approximately 45% of our revenue. As of September 30, 2004, our funded and unfunded NYC backlog and assignments in approximately a dozen NYC agencies exceeded $12 million. We expect to continue our long-standing relationship with this important customer.

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

We have obtained exclusive rights to certain intellectual property and spatial integration software (referred to herein as the XMarc products) previously owned by a Swiss based investment company, HPI LLC. We diligently protect these proprietary rights in the same manner as described above.

Employees

As of December 31, 2004 we employed 45 full-time employees and 2 part-time employees. Four of our employees are in executive management and 2 have practice management responsibilities. An additional eight employees are executive consultants. In addition to the 8 executive consultants who are billable, we have 20 employees who serve in varying capacities as consultants and system developers and are also billable. Eight other employees are partially billable to clients. We employ two individuals dedicated to sales and marketing. We have increasingly subcontracted out more work to business partners and independent consultants who now generate over 28% of our revenue; as a result, as of August 31, 2005, we have streamlined our workforce and now have 37 full and part-time employees.

Our Executive Management Team members, who are responsible for overseeing and guiding corporate management and strategy, have an average of 26 years of industry experience and more than 13 years of tenure with PlanGraphics. In addition, the Company's Sector Vice Presidents, who are responsible for directly managing client relationships, average 8.5 years of tenure with PlanGraphics.

None of our employees are represented by a labor union. We have experienced no employee work stoppages and believe that our employee relations are good.

International Operations

We continue to conduct business in the international arena. We have repeatedly demonstrated our ability to manage projects and deliver solutions in a wide range of international settings in Europe, the Mid-East and Asia. Further, we continue to establish a reputation for successful execution of World Bank-funded projects, particularly in China.

In FY 2004 our international assignments increased and were primarily in The People's Republic of China where we see increased emphasis on the use of information technology to promote economic development and infrastructure programs. Spending on China's growing e-government market was estimated at $6 billion to $30 billion per annum (Source: China Daily February 12, 2003; and Guang Ji Newsletter, September 2003). More recently up to $96 billion is reportedly being set aside by the central government in its five-year budget plans to realize its e-government strategy according to a recent report where it is also estimated that China's push to computerize its governmental administration will account for up to 45% of government IT spending (Source:
Public Sector Technology and Management, Dec 17, 2004). We limit our exposure to changes in the international economic climate by denominating our contracts in United States currency, by concentrating on overseas projects for provinces and municipalities that are funded by the World Bank and by forming alliances and building relationships with third parties knowledgeable of the business culture in China who are our subcontractors.

In April 2004, we acquired the intellectual property and associated assets of Xmarc's spatial integration tools. We also acquired a wholly owned subsidiary and Value Added Reseller, Xmarc, Ltd. of the United Kingdom, which serves a number of customers across Europe. We are using the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. We also make the integration tool kit available to clients and through distributors and value added resellers in the US, Australia, and New Zealand.

Compliance with Environmental Laws

We have not incurred costs in complying with environmental laws during the periods encompassed by this report.

Research and Development Costs

During FY 2004 we recorded de minimis expenses on our own research. Research costs and those development costs incurred prior to technological feasibility and commercial viability being established are expensed as incurred. We limit our R&D expenses to work that can be funded by maintenance revenue from the Xamrc portal or by cost sharing or available grants.

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

Liquidity concerns. For the fiscal years ended September 30, 2004 and 2003, we had a net loss of $(961,056) and (UNAUDITED) $(2,584,190), respectively. For the same periods, we had cash flows provided by operations of $211,100 and used in operations (UNAUDITED) $(181,380), respectively. We have a working capital deficit of $1,168,114 and an accumulated deficit of $19,792,630 at September 30, 2004, and have had recurring net losses in all fiscal years since 1997. Our ability to continue operations is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and pay our liabilities from normal business operations when they come due. We replaced our expired line of credit with Branch Banking & Trust, Co. ("BB&T") on January 7, 2005 with a 12-month financing arrangement with K Capital Partners, Inc. ("KCap"). However, we continue to experience very constrained cash availability resulting in delayed payrolls and payments to subcontractors.

We may require additional funds through equity, debt, or other external financing in order to fund and operate our business. Although we entered into a financing arrangement with KCap pursuant to which KCap purchases a portion of our accounts receivable for up to 80% of the face value of such receivables, this financing arrangement expires on December 31, 2005. If we continue to experience net losses, we will need to obtain working capital through additional debt or equity financings. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected.

Various factors may affect our operating results and cause our quarterly results to fluctuate. Our financial results may fluctuate significantly because of several factors, many of which are beyond our control. These factors include:

o Continued cash flow constraints causing delays in making payments to subcontractors and to employees;
o Adverse economic impacts affecting state and local government revenue collections;
o Costs associated with gaining and retaining customers and capital expenditures for upgrading our internal systems and infrastructure;
o Timing and market acceptance of new and upgraded information services introductions, technologies, and services by us and our competitors;
o    Loss of customers, seasonal fluctuations in demand for our services;
o    Downward pressure on prices due to increased competition;
o Changes in our operating expenses, including compensation and subcontractor costs; and
o Fluctuations caused by these and other factors could cause our business to suffer.

Our revenues historically are concentrated in a limited number of customers. The City of New York's Department of Environmental Protection (NYDEP) represented 10% of revenues for the year ended September 30, 2004 and its Department of Information Technology and Telecommunications (NYDOITT) represented 43% and (UNAUDITED) 37% of revenues for the years ended September 30, 2004 and 2003, respectively. NYDEP accounted for 24% of accounts receivable at September 30, 2004 while NYDOITT accounted for (UNAUDITED) 45% of accounts receivable at September 30, 2003. Of the billed accounts receivable balance at September 30, 2004, $252,325 is in excess of 120 days old. Of that amount, $142,011 is due from international customers and the remainder from several domestic customers. Management believes all amounts due to the Company by NYDOITT will be paid in full. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

A significant portion of our revenues is dependent upon state and local government whose recent budgetary problems have an adverse impact on our available cash for operations. Approximately 78% of our revenue is received from governmental entities. A number of our governmental clients, including NYDEP and NYDOITT, have experienced budgetary problems in recent years, which have affected their ability to timely pay amounts owed to us. The extended amount of time required to collect accounts receivable from these clients has adversely impacted our ability to pay our liabilities as they become due. Our ability to maintain adequate funding for our current level of operations and is dependent upon our ability to continue our existing financing arrangements and to generate sufficient cash flow from operations to meet our payment obligations.

Our future success depends in significant part on the continued service of certain technical and management personnel and our ability to attract and retain key technical, sales, marketing, information systems, financial and executive personnel. Key employees of PGRA include Gary S. Murray, Chairman of the Board of Directors, and John C. Antenucci, Chief Executive Officer. PGRA entered into an employment agreement with Mr. Antenucci on May 1, 2002 that has been extended through September 30, 2006. The agreement contains a non-compete provision that restricts Mr. Antenucci for one year following his termination date, unless otherwise approved by us, from performing work either that is in backlog for PlanGraphics or that PlanGraphics is pursuing. Competition for personnel is intense, and there can be no assurance that PGRA can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. Although PlanGraphics makes non-compete and non-disclosure agreements a part of employment commitments for all professionals, the loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on our business, financial condition and results of operation.

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

We may be exposed to potential risks relating to our disclosure controls including our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.
Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") requires public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2004. We will be required to evaluate our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2007.

While we expect to expend significant resources over the next year in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot correct in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

In addition to the above, in the event that our independent auditors are unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are able to unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements and investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.


Item 2 - DESCRIPTION OF PROPERTY

Our corporate executive offices are located in Frankfort, Kentucky with an administrative office in Parker, Colorado. As of September 30, 2004 we leased commercial property in the following locations:

     Location                Property Leased           Approximate Size        Number of Employees
     --------                ---------------           ----------------        -------------------

Frankfort, Kentucky        land and a building        20,500 square feet               30

Parker, Colorado           office space               350 square feet                   1

Silver Spring, Maryland    office space               3,854 square feet                15

The length of our leases varies from one to fifteen years. We believe that such properties are adequate to meet our current needs. If any of the existing leases terminated, we believe that there are affordable alternate facilities available and such action would not have a material adverse effect on our business. (See also Subsequent Events as well as Contractual Obligations and Commercial

Commitments in Management's Discussion and Analysis in Item 6, below, and Notes H and M to the Consolidated Financial Statements.)

On May 26, 2005, we entered into an agreement with our landlord terminating the capital lease for our 20,500 square foot Frankfort, Kentucky facility effective June 1, 2005. Also effective June 1, 2005, we entered into a new operating lease with the same landlord for 10,500 square feet that in the same building at a lower cost per square foot. The term of the new lease is through May 31, 2008.


Item 3 - LEGAL PROCEEDINGS

We are engaged from time to time in various litigation matters in the ordinary course of business. We do not believe that we are a party to any proceeding that, in our opinion, would have a material adverse effect on our business, financial condition or results of operations.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the fourth fiscal quarter or subsequent to the end of the fiscal year.


                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock began trading in the "pinksheets" on February 19, 2004. Previously it traded on Nasdaq's Over-The-Counter Bulletin Board system under the symbol, PGRA. The following quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

                                                     Sales Price
                                              --------------------------
              Quarters Ended                  High                   Low
              --------------                  ----                   ---

     December 31, 2002                        .07                    .02

     March 31, 2002                           .07                    .03

     June 30, 2003                            .05                    .03

     September 30, 2003                       .05                    .03

     December 31, 2003                        .09                    .04

     March 31, 2004                           .09                    .04

     June 30, 2004                            .08                    .03

     September 30, 2004                       .04                    .03

On December 20, 2005, the last reported sales price of our common stock was $0.03.

Based on information supplied by certain record holders of our common stock, we estimate that as of December 20, 2005 there were approximately 3,430 beneficial owners of our common stock, of which approximately 2,070 are registered shareholders.

We have never declared or paid any dividends on our common stock. Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

In addition to any security sales previously reported in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2003, March 31, 2004 and June 30, 2004, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On May 1, 2002, we entered into an Employment Agreement with John C. Antenucci in connection with his employment as our President and Chief Executive Officer. On May 1, 2004 we issued options to purchase 972,144 shares of common stock in accordance with the terms of Mr. Antenucci's employment agreement. The options were immediately vested and are valid for five years from the date of issue. We relied on Section 4(2) of the Securities Act.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        NOTICE TO READERS OF THIS REPORT

PLANGRAPHICS, INC. IS FILING THIS REPORT WITH AN AUDIT REPORT FOR FY2004 BUT WITHOUT AN AUDIT REPORT FOR FY2003 IN ORDER TO PROVIDE MORE INFORMATION THAN IS CURRENTLY AVAILABLE TO SHAREHOLDERS.

THE PRIOR YEAR FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2003 WERE AUDITED BY A PREDECESSOR AUDITOR AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003. SINCE PLANGRAPHICS, INC. HAS NOT RECEIVED CONSENT TO INCORPORATE THE PREDECESSOR AUDITOR'S REPORT IN THIS FILING, THE AUDIT OPINION FOR THE YEAR ENDED SEPTEMBER 30, 2003 HAS BEEN OMITTED FROM THIS REPORT. ACCORDINGLY, THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2003 MUST BE CONSIDERED UNAUDITED UNTIL SUCH TIME AS EITHER CONSENT FROM THE PREDECESSOR AUDITOR IS RECEIVED OR AN AUDIT REPORT FOR THE YEAR ENDED SEPTEMBER 30, 2003 FROM ANOTHER FIRM IS RECEIVED AND INCORPORATED BY AMENDMENT INTO THIS REPORT. PRIOR YEAR DOLLAR AMOUNTS APPEARING IN THIS REPORT ARE MARKED "UNAUDITED" EITHER AT THE TOP OF COLUMNS OR PRECEDING THEIR APPEARANCE IN TEXT.
THE COMPANY ANTICIPATES AMENDING THIS REPORT TO INCLUDE A PRIOR YEAR AUDIT OPINION AS SOON AS PRACTICABLE.

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

                     Executive Summary of PlanGraphics, Inc.


PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. Approximately 78% of our sales are to customers in federal, state and local governments, and utilities; 19% to international customers and the remaining 3% are to commercial enterprises. Our customers are located in United States and foreign markets requiring locational or "spatial" information.

o We had a working capital deficit of $1,168,114 and an accumulated deficit of $19,792,630 at September 30, 2004, and recurring net losses all fiscal years since 1997. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.

o During FY 2004 the foremost challenge faced by management was coping with constrained cash flows caused by certain major customers who significantly delayed payment of invoices. Management worked closely with its creditors to manage payments and from time to time has borrowed funds from officers and employees to meet temporary working capital shortages. We have also worked with our largest customer attempting to streamline the payment process. On October 3, 2004 our line of credit matured and we entered into forbearance agreements with our bank to continue to use the line of credit until January 10, 2005. On January 7, 2005, we entered into a new financing arrangement with KCap to replace the line of credit with BB&T.

o As a result of very constrained cash flows, we have delayed payments to subcontractors and from time to time have delayed employee payrolls.

o    About our business:

     o We earn our revenues on contracts that are awarded as long as two to three years after we begin the initial sales process with a customer. In many instances we first provide consulting services to determine an appropriate solution to a need and then we subsequently receive a larger contract.

     o Our consulting and systems integration and implementation capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks.

     o We operate primarily in the eastern half of the United States and abroad. We are growing market opportunities related to emergency preparedness and homeland security in the U.S. and to urban and environmental planning in China where we have provided services since 1997, which now represents approximately 19% of our revenue.

o    We believe the critical factors for the future success of PlanGraphics are:

     o    Securing funding arrangements to support operations;

     o    Achieving positive cash flows from operations by controlling costs;

     o Changing our revenue mix to increase the amount of higher margin software sales;

     o Increasing revenue to surpass the $8 million range where we have held for the past several years; and

     o    Attaining net income.

o    Economic and industry-wide factors affecting PlanGraphics are;

     o The expanding economy in the Republic of China where revenue earned there has reached 19% of our total sales.

     o The negative impact of "9/11" on the general U.S. economy and on state and local government tax collections reduced spending on IT during 2003 in markets in which we operate. However, it has also created opportunities for us in homeland security related to providing emergency preparedness management systems.

     o The worldwide spatial information management (SIM) market was estimated at $2.1 billion in 2004 and expected to grow 10% annually through 2008 according to International Data Corporation. Looking forward, we expect IT providers to benefit from geospatial capabilities within their technologies; SIM's migration from a specialty technology to a broad enterprise resource creates opportunities for both end users and technology vendors such as PlanGraphics.

     o According to market research conducted during 2005 as reflected in report number C24139 by Research and Markets Ltd, location based systems and GIS market began to accelerate in 2005, and global revenue is expected to reach US $11.7 billion by the end of 2008. (Source:
          Research and Markets Ltd, press release dated September 12, 2005)

     o The U.S. President's fiscal year 2006 federal budget provides for $29.3 billion for homeland security, an increase of 1% over fiscal year 2004 levels (Washington Post, February 7, 2005).

     o State and local governments are expected to increase their IT outsourcing spending by 3% annually over the next five years, growing the sector from $10 billion in 2003 to more than $17 billion in 2009 according to Information Week, December 28, 2004.

     o The increased resources and costs required for compliance with new SEC rules and heightened internal control processes in a post Sarbanes-Oxley regulatory environment.


                                Subsequent Events

In October 2005 we received a report from the business valuation firm retained by us regarding goodwill as of September 30, 2004. The consultant concluded there was no impairment to recorded goodwill.

Our existing line of credit expired on October 3, 2004, and we entered into forbearance agreements with our lender, Branch Banking & Trust, Co., to allow us time until January 10, 2005 to locate a replacement credit facility. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. Effective February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC ("Rockland") and on the same date we executed agreements with Rockland incorporating comparable terms and conditions as the KCap agreement and paid the remaining BB&T balance in full.

On October 18, 2004 we entered into a nonbinding letter of intent with IceWEB, Inc. ("ICEW"), a provider of Web content management systems and tools located in Herndon, Virginia, under which we would merge with ICEW. The letter of intent has been amended from time to time. PGRA shareholders are to receive cash and ICEW common stock in exchange for PGRA common stock.

During May 2005, we entered into an agreement in principle with our landlord, Capital View Development LLC, terminating the previously-existing lease of the facilities in Frankfort, Kentucky and forgiving approximately $49,000 in past due lease payments. Under it we will also enter into a new lease effective June 1, 2005 for approximately 10,500 square feet (rather than the 20,500 previously occupied) resulting in a reduction of future lease costs by approximately $197,000 annually from the previous capital lease rate.

Sale of Jobview Minority Interest. As reported on Form 8-K dated September 30, 2005, effective September 30, 2005, we sold our minority interest management units owned by us to two individuals in exchange for total payment of $198,250. Pursuant to the terms of the Agreement, we are also entitled to receive all financial distributions related to our ownership of the units for all fiscal years ending prior to January 1, 2005 and for the fiscal year ended December 31, 2005, notwithstanding the fact that we will not own the units at the end of such fiscal year.

                               Financial Condition

     The following discussion of liquidity and capital resources addresses our combined requirements and sources as of September 30, 2004 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes beginning on page F-1 of this Form 10-KSB.

                                    Liquidity

     Readers should take into account that PlanGraphics has an accumulated deficit of $19,792,630 at September 30, 2004, a net working capital deficit of $1,168,114 at September 30, 2004 and net losses in FYs 2004 back to 1997. Although we have secured a new financing arrangement to replace our former line of credit with BB&T (see Liquidity, below), future viability of PlanGraphics is also dependent upon our ability to achieve profitability in our operations in ensuing years.

During FY 2004 we experienced significant operating losses as well as cash flow delays caused by several major customers that have been slow to pay invoices. This has, from time to time, adversely affected our ability to timely meet payroll and other payment obligations. On occasion, payroll disbursements were delayed and, accordingly, related FITW and FICA payments were late. As a result, we could be subject to certain regulatory or statutory penalties. We continue to experience very constrained cash flows as of the filing of this report and as a result delayed payments to certain subcontractors have resulted in temporary work stoppages and delays in employee payroll disbursements.

Our asset based line of credit for $750,000 matured on December 15, 2003. It was extended several times by BB&T and expired on October 3, 2004. Subsequently we entered into forbearance agreements to continue the use of the line of credit through January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with KCap pursuant to which KCap agreed to purchase up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. Effective February 17, 2005, KCap assigned this agreement to one of its investors, Rockland Credit Finance LLC ("Rockland") and on the same date we executed agreements with Rockland incorporating comparable terms and conditions as the KCap agreement. After that we paid the remaining BB&T balance in full.

Operations in recent years have been financed by the following sources:

     o    revenue generated from operations;
     o    loans and lines of credit;
     o    loans from principal shareholders and employees, and
     o equity proceeds through public offerings and private placements of our securities;

We have taken actions to leverage our technical capabilities and reputation to increase revenue and related cash flows as well as to reduce costs and expenses to the maximum extent possible. Funding from federal programs has begun to flow to state governments who are distributing it to local governments.

Cash Flow

As of September 30, 2004 we had a working capital deficit of $1,168,114 as compared to a working capital deficit of (UNAUDITED) $424,587 at September 30, 2003. The ratio of current assets to current liabilities decreased to .75 from (UNAUDITED) .90 for the prior year. The decrease in working capital of $743,527 resulted primarily from a net increase in our current liabilities of $540,315 which was caused primarily by an increase of $990,607 in accounts payable offset by a decrease of $521,175 in accrued expenses. The decrease in accrued payroll costs and vacations was the result of payment made of delayed payroll accruals during the current fiscal year that had been awaiting funds for disbursement.

In computing working capital, the increase in current liabilities noted above was compounded with a decrease in current assets of $404,511 primarily from a $373,595 decrease in accounts receivable caused by collection of invoices and by decreases in cash and prepaid expenses. The decrease in accounts receivable brought the number days of revenue outstanding in the accounts receivable balance down from (UNAUDITED) 174 days at September 30, 2003 to 159 at September 30, 2004.

In the fiscal year ended September 30, 2004, operations provided net cash of $186,748, an improvement of $366,428 when compared to net cash use of (UNAUDITED) $179,680 in the year ended September 30, 2003. The major decrease in cash use was the result of the $214,710 increase in our net loss (after adjusting the prior year net loss by deducting the non-cash impairment expense of $2,087,844 for an adjusted loss of $746,346), over the prior year, offset by an aggregate increase of $336,681 in accounts payable and accrued expenses rather than the aggregate increase of $1,103,482 last year (for a net change of $766,801), a decrease in accounts receivable of $551,239 compared to an increase of (UNAUDITED) $589,575 in FY 2003, a decrease in development of software for future use amounting to $398,696 and an increase in the change to deferred revenue of $174,707 resulting in a change of $70,297 for the current year.

As noted above, our number of days of revenue outstanding in total accounts receivable decreased to 159 days from (UNAUDITED) 174 days last year; billed accounts receivable equaled 111 days of sales. We believe that our receivables are collectible, net of doubtful accounts, and that the allowance for doubtful accounts is adequate. We do not have any off-balance sheet financing arrangements.

In the fiscal year ended September 30, 2004, net cash used in investing activities was $42,294 as compared to (UNAUDITED) $39,603 of net cash used in investing activities in the year ended September 30, 2003. Increased technology and equipment purchases accounted for the change.

Financing activities used net cash of $153,113 in the year ended September 30, 2004, as compared to providing net cash of (UNAUDITED) $186,153 in the year ended September 30, 2003. The net change of $339,266 from last year to this year was primarily caused by a reduction of $251,207 in proceeds from related party note payable and by a net increase in payment on debt of $197,004.

Accounts Receivable

    At September 30, the components of accounts receivables were as follows:

                               Accounts Receivable
                                                        2004            2003
                                                                     (Unaudited)
    Billed                                          $ 2,253,639     $ 3,206,283
    Unbilled                                          1,150,118         601,961
                                                    -----------     -----------
                                                      3,403,757       3,808,244
    Less allowance for doubtful accounts                   --            30,892
                                                    -----------     -----------
    Accounts receivable, net                        $ 3,403,757     $ 3,777,352
                                                    ===========     ===========

Accounts receivable balances at September 30, 2004 and 2003, include both billed receivables and unbilled work-in-process. The payment terms on accounts receivable are generally net 30 days. Collections generally average 45 to 90 days after invoicing, except for two major customers, which is consistent with industry experience for clients in the public sector.

During FY 2004 several major customers were slow to pay invoices and as a result our average number of days that billed accounts receivable were outstanding at September 30, 2004 was approximately 105. While this results in an elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Unbilled receivables represent work-in-process that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

We have historically received greater than 10% of our annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 10% of revenues for the year ended September 30, 2004 and its Department of Information Technology and Telecommunications (NYDOITT) represented 43% and (UNAUDITED) 37% of revenues for the years ended September 30, 2004 and 2003, respectively. NYDEP accounted for 24% of accounts receivable at September 30, 2004 while NYDOITT accounted for (UNAUDITED) 45% of accounts receivable at September 30, 2003. Of the billed accounts receivable balance at September 30, 2004, $252,325 is in excess of 120 days old. Of that amount, $142,011 is due from international customers and the remainder from several domestic customers. Management believes all amounts due to us from NYDOITT and NYDEP as well as our international receivables will be paid in full.

The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

Deferred revenue amounts of $546,602 and (UNAUDITED) $555,239 at September 30, 2004 and 2003, respectively, represent amounts billed in excess of amounts earned. Included in the deferred revenue balance at September 30, 2004 and 2003 respectively, was $1,612 and (UNAUDITED) $15,287, related to retainers received for future services and overpayments by customers on specific invoices.


Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2004, our contractual obligations and commitments by type and period. As of September 30, 2004, our contractual obligations and commitments are as follows:

                                          AMOUNT OF PAYMENTS DUE BY PERIOD

                              TOTAL               UNDER
CONTRACTUAL                   AMOUNTS               1               1 TO 3           4 TO 5            OVER 5
OBLIGATIONS                   COMMITTED            YEAR              YEARS            YEARS             YEARS
------------------------      ----------        ----------        ----------        ----------        ----------

Lines of credit               $  752,972        $  752,972        $     --          $     --          $     --

Capital lease
obligations                    1,778,502           293,345           837,015           555,550            92,592

Operating leases                 356,908           182,682           141,903            32,323

Purchase obligations             150,000            50,000           100,000              --                --

Other contractual
Commitments (Note 1)             739,759           584,759           155,000              --                --
------------------------      ----------        ----------        ----------        ----------        ----------

Total contractual
Commitments                   $3,778,141        $1,863,758        $1,233,918        $  587,873        $   92,592
========================      ==========        ==========        ==========        ==========        ==========

     (1) Represents potential required termination payments under employment agreements if certain officers were terminated and the amount of accrued vacation liabilities for all employees.
     (2) Subsequent to the end of FY 2004, we renegotiated the lease for our Frankfort facilities; the landlord entered into an agreement in principle under which the capital lease will be terminated and we will enter into an operating lease, both effective June 1, 2005. The new operating lease for less space will reduce cash outflow by $197,000 per annum.

KSTC Agreement. On June 16, 2003 we entered into a two year agreement with Kentucky State Technology Corporation ("KSTC") to develop classification algorithms to develop certain commercial data products from commercial satellite images, field verify the imagery interpretation and to establish a marketing program for these value added imagery products to potential governmental and business clients. KSTC provides $200,000 under the agreement on a cost share matching basis for cash and in-kind services provided. PGI-MD has established a wholly owned subsidiary, RDT2M, as required by the agreement and has selected Murray State University (no connection or our Chairman) to work with RDT2M.

Murray State University will receive 51% and RDT2M will receive 49% of the funding. The agreement provides for payment of certain of our development expenses of approximately $200,000. The agreement also requires our repayment of up to $400,000, including the grant amount, through a royalty stream based on free cash flow if we develop a commercial and sustainable market for the products. Should no viable market be established, repayment of the grant amount is waived. On June 7, 2004 KTSC renewed the agreement and increased the amount of repayment required in the event commercialization is achieved to $800,000.

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

Xmarc Ltd. In the first quarter of calendar year 2004 we determined, in light of the termination of the XSL agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, we completed a purchase transaction with an effective date of March 31, 2004, in which we acquired Xmarc Ltd in a non-cash transaction for $64,647. Payment was made by forgiveness of accounts receivable due to us from Xmarc Services Limited, owned by the sellers of XL. The results of XL's operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition has enhanced its strategic development and prospects for growth.


Capital Resources

As of September 30, 2004, we have capital lease payment commitments through 2009 of $1,778,802 that will require total annual payments of approximately $293,645 during the fiscal year ending September 30, 2005 as compared to capital lease commitments of (UNAUDITED) $2,078,147 for the fiscal year ended September 30, 2003. Of the required payment amount for FY 2005, approximately $293,645 is for the capital lease obligations and another $182,682 relates to operating leases. Normal operating cash flows for FY 2004 were not adquate to consistently fund these payments on a timely basis; management expects the new financing arrangement will smooth the effects of irregular cash flows from customers (See Note H to the Consolidated Financial Statements). In May 2005 the lessor of our Frankfort facilities signed an agreement in principle to terminate our capital lease and enter into an operating lease for one-half the space which will reduce our lease costs by $197,000 per year. (See Subsequent Events, above, and also Note M to the Consolidated Financial Statements.) We consider our facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for additional facilities expansion has been entered into for the year ending September 30, 2004. In recent years we have transitioned to smaller and less expensive space when possible and increased the utilization of customer supplied space. Were any of the existing leases to be terminated, we believe that there are affordable alternate facilities available, and such action would not have an adverse impact.

Since entering the information technology sector in 1997, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. In addition, a portion of our capital expenditures has been financed through capital lease obligations payable to financial institutions. We have also on occasion borrowed limited amounts from Human Vision LLC, an entity controlled by our Chairman, Gary S. Murray, John C. Antenucci, our chief executive officer, and Gary Murphy, PGI-MD's chief financial officer, and other management and staff in order to fund temporary working capital requirements. At September 30, 2004, there was no balance outstanding to Mr. Murphy and we owed Mr. Antenucci $9,000 and Human Vision $6,000 for such amounts.

We entered into an asset based line of credit on February 15, 2002 with BB&T for $750,000, secured by the accounts receivable of PGI-MD. The line of credit was guaranteed by our President & CEO. That line of credit matured on October 3, 2004 after several extensions and we subsequently entered into forbearance agreements allowing us to continue to use the line of credit through January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. Effective February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC ("Rockland"), and on the same date we executed agreements with Rockland incorporating comparable terms and conditions as the KCap agreement and paid the remaining BB&T balance in full. The agreement has been extended for an additional year to February 17, 2007.

On July 31, 2002, BB&T granted a separate $100,000 line of credit to be used by PGI-MD to fund capital equipment purchases which expired September 14, 2004. This line of credit was paid in full on October 1, 2004.

In October 2003 BB&T provided a ninety-day $150,000 temporary addition to PlanGraphics existing $750,000 credit facility. This additional funding was made available by BB&T as a result of a $150,000 deposit in a compensating account balance by a related party, Human Vision LLC of which Gary Murray, our Chairman, is a control person. The temporary addition expired on January 28, 2004. On February 19, 2004 we paid the note in full and BB&T released the compensating balance funds to Human Vision LLC.

As of September 30, 2004, we had cash and cash equivalents of $19,557. While we have entered into a new and larger financing arrangement for operating funds, our long-term liquidity requirements may be significant in order to implement our plans. Should additional funds be required, there can be no guarantee such funds can be secured.

Operations Outlook

We had work backlog and assignments at December 31, 2004, of approximately $15.7 million of which approximately $14.4 was funded. Our backlog includes projects that may take from three to 48 months to complete. Of the $15.7 million of backlog, we expect to complete approximately $7.5 million within 12 months and most of the remainder through the ensuing two fiscal years.

More recently our backlog and assignments as of July 30, 2005 amount to approximately $13.9 million of which about $10 million is funded.

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

The information services and technology markets are undergoing structural changes with an increasing frequency of outsourcing of many technological and operational functions. These changes create demand for high quality technology advisory services, project design and management and professional services. A recent study suggests that the heaviest near-term growth in IT outsourcing may be set to occur at a more regional level--in state and local governments. A recent report in Information Week predicts that state and local governments will increase their IT outsourcing spending over the next five years, growing the sector from $10 billion in 2003 to more than $17 billion in 2009. (Source:
Information Week, 12/28/2004). We expect IT providers to benefit from geospatial capabilities within their technologies; SIM's migration from a specialty technology to a broad enterprise resource creates opportunities for both end users and technology vendors such as PlanGraphics.

According to market research conducted during 2005 as reflected in report number C24139 by Research and Markets Ltd, location based systems and GIS market began to accelerate in 2005, and global revenue is expected to reach US $11.7 billion by the end of 2008. (Source: Research and Markets Ltd, press release dated September 12, 2005)

We have a business relationship with Oracle focused on Homeland Security and our STEPsTM service and product offering. STEPsTM (Spatial Templates for Emergency Preparedness) is our proprietary approach to rapidly meet the growing needs of emergency management operations at state and local governmental levels to implement a clearly defined plan to converge unstructured data into a centralized datamart. It provides improved information sharing and operational efficiency to meet the needs of emergency planning, response and recovery coupled with economical and efficient means of implementing programs to deal with emergency responses and public security issues, giving us a distinct advantage over our competitors.

Federal government efforts to streamline and secure IT operations will increase federal IT spending, which is expected by the research firm Input to reach $92 billion by 2010 (Source: Information Week, May 5, 2005). Spending on IT operations at the Department of Homeland Security, alone, will rise by 10.3%, to $303.7 million, in fiscal year 2006 according to the U.S. president's budget plan (Source: Information Week, February 2, 2005).

Federal agencies are expected to spend almost $6 billion by fiscal year 2009 on E-government technology as compared to about $4 billion in fiscal year 2004. The primary factors behind the growth of E-government initiatives include the President's Management Agenda, which encourages adoption of technical solutions; increased oversight by the White House Office of Management and Budget; and federal laws that promote Web- and IT-based improvements to government processes. The greatest growth in new E-government initiatives is expected to involve government-to-business technology. (Source: Input as reported in Information Week, January 7, 2005) We are targeting opportunities in this arena.

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

On January 7, 2002 we reached an agreement to license exclusive North American rights to intellectual property and spatial integration software components previously owned by Xmarc Ltd. and then held by the Swiss based investment company HPI LLC for use in the public sector and utility markets. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. We also agreed to support former Xmarc clients, work in progress and outstanding proposals in North America. This arrangement effectively gives us increased access to federal, state and local government clients in addition to commercial enterprises. Effective April 1, 2003, we exercised our right under the agreement to acquire in perpetuity the exclusive rights to Xmarc trademarks, intellectual property and technology and all subsequent product enhancements. During fiscal year 2004 we recorded approximately $550,530 in Xmarc related revenues. We will pay $50,000 per year for five years for the technology and certain royalty payments related to our Xmarc revenues which will be offset from the annual payments to the sellers.

As noted above, we have secured a new financing arrangement under which up to $1.5 million of accounts receivable invoices are purchased by KCap who then initially pays us 80% of the face value pending collection when the remainder less a varying discount is remitted to us. Accordingly, our management team believes that while our cash flows are very constrained, we have the capacity to address the immediate needs for cash and liquidity. We have also taken an aggressive approach to control costs and expenses. Increased funds from the new financing facility available to PlanGraphics are anticipated to meet the cash needs of the company through September 30, 2005. Efforts to conserve and to develop new sources of cash and equity are complimentary to our efforts to improve operating performance of PlanGraphics during the past fiscal year. We anticipate improvement in financial results during the fiscal year ending September 30, 2005.

                              Results of Operations

                                                     Years Ended September 30
                                                     2004              2003
                                                     ----              ----
                                                                    (Unaudited)
Statement of Operations Information:
Revenues                                         $ 7,827,923        $ 7,905,661
Cost and expenses before impair-
    expense                                        8,574,499          8,381,023
Impairment expense                                      --            2,087,844
Operating loss                                      (746,576)        (2,561,506)
Net loss                                            (961,056)        (2,834,190)

Balance Sheet Information:
Total assets                                       6,741,683          7,626,236
Total current liabilities                          4,618,743          4,279,727
Working capital (deficit)                         (1,168,114)          (424,587)
Shareholders' equity                                 895,488          1,923,794

Result of Operations for the Year Ended September 30, 2004 Compared to September 30, 2003

Revenues

Our revenues decreased slightly by $77,738 or 1% from (UNAUDITED) $7,905,661 for the fiscal year ended September 30, 2003 to $7,827,923 for the fiscal year ended September 30, 2004. The sources of our revenues were:

                                                   FY 2004             FY 2003
                                                   -------             -------
                                                                     (Unaudited)

Local government                                  $5,332,941          $5,910,587
State government                                     466,278             665,297
Federal government                                   297,555             651,758
Commercial customers                                 248,513             395,263
International                                      1,482,636             282,576
                                                  ----------          ----------
         Total                                    $7,827,923          $7,905,661


Total Costs and Expenses

Total costs and expenses for the fiscal year ended September 30, 2004 amounted to $8,574,499, an increase of $195,176, or 2%, compared to (UNAUDITED) $8,379,323 before impairment of goodwill expense of $2,087,844 for the fiscal year ended September 30, 2003. This percentage increase is slightly more than the increase in revenue of 1% from the prior year period. However, its effect is magnified somewhat because we did not realize approximately $240,000 in revenue as a result of a customer's decision to complete a project in-house. The impairment expense of (UNAUDITED) $2,087,844 in fiscal year 2003 resulted in total cost and expenses for FY 2003 of (UNAUDITED) $10,467,167. Changes in costs and expenses from the prior year are:

o Direct contract costs increased $594,568, or 12%, as we used more subcontractors.

o Salaries and employee benefits decreased about $181,224, or 9%, as a result of some staff attrition and the shift of more work to subcontractors.

o General and administrative expenses decreased by approximately $189,481, or 19%, due primarily to the following reductions:
     o    Audit and review fees $73,653

     o    Investment banking and consulting $31,607
     o    Office operating expenses $27,714
     o    Shareholder communication expenses $21,227
     o    Accounting and tax services $14,227
     o    Board of directors expenses $10,862
     o    Miscellaneous expenses $8,686
     o    Software licensing fees $6,111
     o Above reductions were partially offset by increases in contract labor ($26,085) and bank fees and late charges ($17,466)

o Marketing costs decreased by $87,422, or 32%, primarily from the following reductions:
     o    Conference expenses $39,173
     o    Contract services $23,670
     o    Reduced travel costs $13,166

o Other operating expenses increased by $57,885, or 22% primarily because of increased amortization of software held for future project use.

o We did not have a charge of $2,087,844 for impairment of goodwill during the current year but did in the prior year.

Net Loss

Our operating loss for the fiscal year ended September 30, 2004 was $746,576 compared to (UNAUDITED) $2,561,506 for FY 2003. This decrease of $1,814,930 was primarily a result of the impairment of goodwill amounting to $2,087,844 that was recorded only in the prior fiscal year coupled with an increase in operating expenses during fiscal year 2004 without a corresponding increase in revenues.

Interest expense decreased slightly by $9,822 to $291,085 in FY 2004 as compared to a total of (UNAUDITED) $300,907 during FY 2003; this represents a decrease of 3% caused by the winding down of our expired line of credit.

Other income increased $48,832 or 171% from the prior year total primarily as a result of increased Xmarc royalties received.

Our net loss for the fiscal year ended September 30, 2004 was $961,056 compared to the net loss of (UNAUDITED) $2,834,190 for FY 2003, an overall decrease of $1,873,134. The decrease in net losses from fiscal year 2003 was primarily due to the $2,087,844 charge for impairment to goodwill during the prior fiscal year that was not included for the current fiscal year; which, when subtracted from the prior year's net loss leaves an adjusted net loss of (UNAUDITED) $746,346 for FY2003, resulting in an increase of $214,710 for FY2004.

Loan Transactions

We entered into an asset based line of credit on February 15, 2002 with BB&T for $750,000, secured by the accounts receivable of PGI-MD. The line of credit was guaranteed by our President & CEO. That line of credit matured on October 3, 2004 after several extensions and we subsequently entered into forbearance agreements allowing us to continue to use the line of credit through January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap purchases up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection.

On July 31, 2002 the BB&T granted a separate $100,000 line of credit to be used by PGI-MD to fund capital equipment purchases collateralized by the purchased equipment. The line of credit expired on September 14, 2004 and was paid in full on October 1, 2004.

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

Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. Our activities expose us to certain risks that management evaluates carefully to minimize earnings volatility. At September 30, 2004, and during the prior fiscal year, we were not a party to any derivative arrangement and we do not engage in trading, hedging, market-making or other speculative activities in the derivatives markets.

Most of our international sales are denominated in U.S. dollars with the exception of the payments made to us by Xmarc Limited who pays us in British Pounds Sterling. Receipts in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the date of the transaction. Management views the exchange rate fluctuations occurring in the normal course of business as low risk and they are not expected to have a material effect on the financial results of the Company.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenue was about 20% of our total revenue in 2004, although only about $375,000, or 25%, was denominated in a currency other than U.S dollars. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars may be subject to a small amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

Our primary exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses in our international operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of shipments from the U.S. to international distributors and customers in the Pacific Rim and Latin America, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. In some cases where sales from the U.S. are not denominated in U.S. dollars, we have and may hedge our foreign exchange risk by selling the expected foreign currency receipts forward. There have been and there may continue to be large period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies.

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

Revenue Recognition. Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We recognize revenue in accordance with SEC Staff Accounting Bulletin 104 "Revenue Recognition" ("SAB 104"). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting

Bulletin Topic 13 to be consistent with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). We recognize revenues when (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the client, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Our operations require us to make significant assumptions concerning cost estimates for labor and expense on contracts in process. Due to the uncertainties inherent in the estimating process for costs to complete contracts in process under the percentage of completion method, it is possible that completion costs for some contracts may need to be revised in future periods. Should changes in conditions or estimates cause management to determine a need for revisions to these balances in transactions or periods, revenue recognized for any reporting period could be adversely affected.

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

Goodwill and Intangible Assets. We had significant intangible assets, including approximately $4 million of goodwill prior to recording an impairment charge in the amount of (UNAUDITED) $1,169,822 as of September 30, 2003. Goodwill represents the excess of the cost over the fair value of net assets received at the date of acquisition of an entity. The determination of whether or not these assets are impaired involves significant judgments. We periodically evaluate acquired goodwill and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performances of the acquired assets. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates and related assumptions change in the future, significant impairment charges may be recorded in future periods.

We retain an independent valuation firm to assist us in completing step one of the annual test required by FAS 142, Goodwill and Other Intangible Assets, to determine whether there was a potential impairment of goodwill. Primarily based on a value that considers the income approach, the market approach and the asset approach, an estimate of the fair value of our single reporting unit, including goodwill, is determined. The Company as a whole is considered one reporting unit. If the carrying value of our reporting unit exceeds its fair value, additional steps as required by FAS 142 are followed to recognize a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management in developing expectations of future revenues and expenses. These estimates are consistent with the plans and estimates that we use to manage the underlying business. The valuation firm also applies significant judgments and assumptions obtained by independent research into the prevailing economic climate existing at the appraisal date, market and industry conditions, as well as management's expectations of the future in the application of these methods that result in an estimate of fair value of the reporting unit. In accordance with SFAS No. 142, the Company performs an impairment test annually as of the first day of its fiscal year.

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

Purchased and Internally Developed Software Costs for Future Project Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The costs for both purchased and developed software are then amortized over a future period. The amortization is computed on a straight- line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No write downs were recorded in 2004.


Deferred Tax Valuation Allowance -- FY 2004

We have net operating loss carry-forwards of approximately $13.9 million as of September 30, 2004 (See Note G to the Financial Statements). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded as we have not been able to determine that it is more likely than not that the deferred tax assets will be realized.

The provision for income taxes consisted of the following:

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                      2004            2003
                                                      ----            ----
                                                                   (Unaudited)
Current expense:
  Federal                                           $    --       $     --
  State                                                 4,169           --
  Foreign                                              10,770           --
                                                    ---------     ----------

Deferred expense (benefit):
  Federal                                           $ 383,000     $ (457,000)
  State                                                37,000        (44,000)
                                                    ---------     ----------
                                                      420,000       (501,000)
Increase (decrease) in valuation allowance           (420,000)       501,000
                                                    ---------     ----------

                                                    $    --       $     --
                                                    =========     ==========

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                         2004           2003
                                                         ----           ----
                                                                   (Unaudited)

U.S. federal statutory rates                            (34.0)%       (34.0)%
State income tax benefit, net of
  federal tax amount                                     (3.3)         (5.3)
Goodwill impairment                                      --            28.7
Other                                                    --            (4.4)
Foreign taxes, net of federal tax benefit                --             --
Increase in deferred tax asset
  valuation allowance                                    37.3          15.0
                                                    ---------     ----------

     Effective tax rate                                   - %            - %
                                                    =========     ==========

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                        2004            2003
                                                        ----            ----
                                                                     (Unaudited)

Net operating loss carryforwards                    $ 5,198,000     $ 4,776,000
Expense for stock options and warrants                   15,000               0
Provision for losses on accounts receivable                --            11,000
Accrued payroll costs and vacation                       83,000          89,000
                                                    -----------     -----------
     Total gross deferred tax asset                   5,296,000       4,943,000
Valuation allowance                                  (5,296,000)     (4,943,000)
                                                    -----------     -----------

     Net deferred tax asset                         $      --       $      --
                                                    ===========     ===========

A valuation allowance equal to the gross deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

At September 30, 2004, we had net operating loss carryforwards of approximately $13.9 million with expirations through 2024. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.


Effect of Recent Accounting Pronouncements

The pronouncements that may affect us in the ensuing fiscal year are:


In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, "Effective Date, Disclosures, and Transition for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests Under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." We do not have any financial instruments with characteristics of both liabilities and equity outstanding as of September 30, 2004; accordingly, there was no expect financial impact.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial statements.

In July 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock" ("EITF 02-14"). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised in December 2004), "Share-Based Payment." This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily when it obtains employee services in share-based payment transactions such as stock options grants. SFAS No. 123R) supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. This new Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value of the award, with this cost being recognized over the period during which an employee is required to provide the services. This statement is generally effective with the first reporting period beginning after June 15, 2005; however, for public entities that file as small business issuers it is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Accordingly, we will adopt this Statement in the second quarter of fiscal year 2006 and we are currently evaluating the impact of this pronouncement's future impact on our financial position and results of operations when it is implemented.

In March 2005, the SEC released SAB No. 107 "Share-Based Payment" which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. Management believes this Staff Accounting Bulletin will have an impact on future share-based transactions of the Company but cannot determine the impact at this time.

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

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2005 we were advised that Grant Thornton LLP elected not to stand for reappointment as our independent registered public accounting firm. As a result, our audit committee subsequently selected Sherb & Co., LLP to perform the required audit services. Our financial statements for the fiscal year ended September 30, 2003, were audited by Grant Thornton LLP. The reports of Grant Thornton LLP on our financial statements for the fiscal years ended September 30, 2003 and 2002 contained no adverse opinion or disclaimer of opinion nor were they modified as to uncertainty, audit scope, or accounting principles, except that the report for September 30, 2003 stated:

         "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has sustained net losses, has a working capital deficit and has not extended its matured debt agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

Through March 15, 2005, there were no disagreements between us and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

On March 17, 2005 we engaged Sherb & Co., LLP as our independent registered public accounting firm. During the two most recent fiscal years and interim periods since the end of the most recent fiscal year through the date of engagement we did not consult Sherb & Co., LLP regarding the application of accounting principles to any specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice from Sherb & Co. was provided to or considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. Further, there were no matters that were either the subject of a disagreement or a reportable event as contemplated in Regulation S-B, Item 304(a)(1)(iv) and the views of Sherb & Co., LLP on any issues were neither requested nor received.

The change in independent registered accounting firms was reported on Forms 8-K dated March 15, 2005 and filed with the Securities and Exchange Commission.

Item 8A - Controls and Procedures

As of September 30, 2004, PlanGraphics' management, including its Chief Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of its disclosure controls and procedures, including internal controls over financial reporting. Based on that evaluation, they concluded that PlanGraphics' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner to make required disclosures. The officers further believe that Company's procedures provide reasonable assurance that the identified issues did not lead to material misstatements in our consolidated financial statements and did not impact the quality of the financial information provided on a quarterly basis.

In the fourth quarter of fiscal year 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Our management does not expect that disclosure controls and procedures or internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the controls system are met. Further, the design of a control system must consider resource constraints as well as the benefits of controls relative to the cost of a control system. While our management believes that its disclosure controls and procedures, including internal controls over financial reporting, provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

As of the date of filing this Form 10-K we have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act for fiscal year 2005.
Section 404 requires an annual management report of the effectiveness of our internal controls over financial reporting and for our independent registered public accounting firm to attest to management's evaluation report.


                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers are:

         Name                Age        Position
         ----                ---        --------

    John C. Antenucci         58        Director, President and Chief Executive
                                        Officer of PGRA; President and Chief
                                        Executive Officer of PGI-MD

    Frederick G. Beisser      63        Director, Vice President - Finance and
                                        Administration, Secretary and Treasurer
                                        of PGRA

    Gary S. Murray            54        Chairman of the Board and Director


    Raymund E. O'Mara         64        Director


    J. Gary Reed              56        Director and Chief Operating Officer of
                                        PGI-MD

    William S. Strang         48        Director

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

During the past five years, one principal of PGRA has served as a principal of the following reporting issuer during the periods and in the capacities noted below:

Principal                  Reporting Issuer           Capacity        Period
---------                  ----------------           --------        ------

Frederick G. Beisser       Environmental Energy       Director        March 1999 to present
                           Services, Inc.

Audit Committee/Audit Committee Financial Expert

Since PGRA is not a listed company and is not traded on a national exchange or national association as contemplated by Rule 10A-3 of the Securities Exchange Act of 1934, these disclosures are not required.

We are not required to designate an audit committee financial expert and the board of directors has not done so.

We have an audit committee of the Board of Directors that meets the definition of "audit committee" set forth in Section 3a(58)(A) of the Exchange Act. The Audit Committee maintains an active role in communication with the Company's independent auditors and with the management of the Company and performs its duties and responsibilities set forth in the Audit Committee Charter. The Audit Committee for fiscal 2004 consisted of the following non-employee directors:
Messrs. Strong (Chairman), O'Mara and Murray. The Audit Committee met four times during fiscal 2004. The members currently serving on the Audit Committee are expected to continue to serve on the Audit Committee until the next annual meeting of the Board of Directors following our Annual Meeting of Shareholders. Because Mr. Murray is a control person of a company that in prior years has assisted us with financing from time to time and received compensation therefore; accordingly, he is not considered to be an "independent director" within the meaning of such term defined by the New York Stock Exchange, the American Stock Exchange and Nasdaq.


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

Code of Ethics

Our Board of Directors approved a Code of Ethics for Senior Financial Officers on October 7, 2002. We filed it with our September 30, 2002 report on Form 10-KSB as Exhibit 99.3 and the signed code is available on our website at www.PlanGraphics.com. The board of directors has not yet extended the code to apply to other officers of the Company.


Item 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid and accrued by PGRA for services rendered during the fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002 to certain of our executive officers.

(Compensation amounts for the year ended September 30, 2003 are to be considered as unaudited)

                                                 Annual Compensation                   Long Term Compensation
                                                 -------------------                   ------------------------
                                                                                        Awards         Payouts
                                                                                        ------         -------
   Name and                                                         Other Annual                        LTIP
   Principal                                            Bonus       Compensation       Options/        Payouts     All Other
   Position                 Year      Salary ($)         ($)            ($)        SARs granted (#)      ($)          ($)
   --------                 ----      ----------        -----       ------------   ----------------      ---          ---

John C.
Antenucci, Vice
Chairman,  President
and CEO                     2004       $158,963           -              -            972,144(1)          -            -
                            2003       $143,864           -              -            972,418(1)          -            -
                            2002       $175,181           -              -           1,941,258(2)         -            -

Gary Reed, Director and
Chief Operating Officer
of PlanGraphics             2004       $135,937           -              -                -               -            -
                            2003       $114,901           -              -                -               -            -
                            2002       $124,211           -              -           1,320,000(2)         -            -

(1)  Grant to Mr. Antenucci in FYs 2003 and 2004 were the annual required grants pursuant to his employment agreement.

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

Option/SAR Grants in Last Fiscal Year

                                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                           [Individual Grants]

                          Number of securities      Percent of total
                               underlying         options/SARs granted
                          options/SARs granted      to employees in        Exercise or base
          Name                     (#)                fiscal year           Price ($/Share)        Expiration Date
          ----            --------------------    ---------------------    -----------------       ---------------

John C. Antenucci, Vice
Chairman, President and
CEO                              972,144                  100%                   $0.04             April 30, 2009

J. Gary Reed, Director
and Chief Operating
Officer of PlanGraphics             -                      -                       -                      -




Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                         Number of Securities
                                                                              Underlying        Value of Unexercised
                                                                              Unexercised           In-the-Money
                                                                            Options/SARs at        Options/SARs at
                                                                              FY-End (#)             FY-End ($)
                           Shares Acquired on                                Exercisable/           Exercisable/
          Name                Exercise (#)         Value Realized ($)        Unexercisable          Unexercisable
          ----                ------------         ------------------        -------------          -------------

John C. Antenucci, Vice
Chairman, President and                                                     3,885,616/0(1)
CEO                                 -                      -                                        $48,611/$0.00

J. Gary Reed, Director
and Chief Operating
Officer of PlanGraphics             -                      -                1,320,000/0(2)          $66,000/$0.00

(1) In accordance with his employment agreement dated May 1, 2002, Mr. Antenucci received fully vested stock options to purchase 1,941,258 shares of our common stock at an exercise price of $0.07 on May 1, 2002. Mr. Antenucci has since received additional option grants pursuant to his employment agreement. As noted below under Employment Agreements, Mr. Antenucci is also entitled to future grants of stock options annually and if certain performance goals are met.

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

We recently extended Mr. Antenucci's employment agreement through September 30, 2006.

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

The agreement provides for continuation of compensation upon termination for convenience of the company, for resignation upon change of control or non-renewal at an amount equal to one month of compensation for each year of service to the corporation; upon resignation of the executive or upon death or disability equal to three months compensation. Mr. Beisser is also entitled to life insurance in the amount of $150,000 plus $100,000 AD&D paid by the company, automobile allowance of $225 per month and reimbursement of expenses and fees incidental to his position. We recently extended Mr. Beisser's employment agreement through September 30, 2006.

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

The agreement provides for continuation of compensation upon termination for convenience of the company for 12 months, upon resignation of the executive or absence of renewal or extension by the company for six months, and upon death or disability for three months. Mr. Reed is also entitled to life insurance in the amount of $250,000 plus $100,000 AD&D paid by the company, automobile allowance of $250 per month and reimbursement of expenses and fees incidental to his position. We recently extended Mr. Reed's employment agreement through September 30, 2006.


Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                 (As of September 30, 2004)

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

Equity Compensation plan
  approved by security
  holders.                               8,384,884                       $0.06                           2,973,220

Equity Compensation plans
  not approved by security
  holders                                4,830,331                       $0.15                             209,766
                                        ----------                       -----                           ---------
Total                                   13,618,965                       $0.10                           3,605,308
                                        ----------                       -----                          ----------


The 209,766 unissued stock options not approved by shareholders represent the balance remaining at September 30, 2004 under the 1995 Stock Option Plan. As of November 22, 2005, there are no longer any outstanding grants of options for the 1995 Plan as all previous grants have expired. The plan terminated automatically on March 21, 2005.

The 4,830,331 securities to be issued upon exercise of outstanding options or warrants represent the remaining warrants from the following warrant issues:

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

The following parties own more than five percent of our common stock as of September 30, 2004:

--------------------------------------------------------------------------------------------------------
             Name and Address of                 Amount & Nature of Beneficial
               Beneficial Owner                             Ownership                        Percentage
-------------------------------------------------------------------------------------- -----------------

ICTS 1994 (USA) Inc.                            17,142,857(3)
1 Rockefeller Plaza, Suite 2412                 Sole dispositive and voting power              17.6%
New York, NY 10020

(1) According to information on Schedule 13G filed with the SEC on March 21, 2002, ICTS 1994 (USA) Inc., a corporation organized in the State of New
     York, holds 17,142,857 shares of our Common Stock. Based upon information in that filing, M. Albert Nissim, President, has sole voting control over the corporation.

Security ownership of management:

The directors and officers of PGRA own the following percentages of our common stock as of September 30, 2004:
----------------------------------------------------------------------------------------------------------------
      Name and Address of                                   Amount & Nature of Beneficial
        Beneficial Owner                                         Beneficial Ownership                 Percentage
----------------------------------------------------------------------------------------------------------------

John C. Antenucci                                         9,929,921(1)                                    9.3%
President, Acting CEO and Director                        Sole dispositive and voting power
c/o PlanGraphics, Inc.
112 East Main Street
Frankfort, KY 40601

Frederick G. Beisser                                      1,359,900(2)                                    1.4%
Vice President - Finance & Administration,                Sole dispositive and voting power
Secretary, Treasurer and Director
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Gary S. Murray                                            18, 697,345(3)                                  16.1%
Chairman and Director                                     Sole voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Raymund E. O'Mara                                         928,576(4)                                      10.0%
Director Sole dispositive and voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

J. Gary Reed                                              1,364,715(5)                                    1.4%
Director                                                  Sole dispositive and voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

William S. Strang                                         6,314,286(6)                                     6.1
Director Sole dispositive and voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, CO 80134
                                                          -----------------------------------             -----
All Directors and Officers
As a group (6 persons)                                    37,994,743                                      28.1%
                                                          -----------------------------------             -----

(1) Includes 3,885,616 shares of common stock issuable pursuant to the exercise of options and 205,000 shares of common stock owned by Mr. Antenucci's spouse and minor child, for which he is deemed to be a beneficial owner.

(2) Includes 880,000 shares of common stock issuable pursuant to the exercise of options.

(3) Includes 7,116,246 shares of common stock and 995,000 shares of common stock issuable pursuant to the exercise of options for Mr. Murray in direct ownership. Also includes 10,586,099 shares of common stock owned by HumanVision L.L.C. Mr. Murray, as a member and managing director, is a control person of HumanVision L.L.C.

(4) Includes 620,000 shares of common stock issuable pursuant to the exercise of options.

(5) Includes 1,320,000 shares of common stock issuable pursuant to the exercise of options.

(6) Includes 600,000 shares of commons stock issuable pursuant to the exercise of options.


Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John C. Antenucci, President and a director of PGRA, is a 10% partner in Capital View Development, LLC, the owner of the facilities in Frankfort, Kentucky leased by PGI-MD. Effective June 1, 2005, the annual lease cost for such facilities is approximately $105,000 per year for 10,500 square feet. PGI-MD entered into the original facility lease in 1995 and recently terminated the capital lease and entered into a new operating lease for the same facility. The transaction was considered to be in the best interests of PGI-MD when the original lease was signed and most recently, in June 2005, when the new lease was agreed to, by the disinterested members of its Board of Directors.

John C. Antenucci, President and a director of PGRA, personally guaranteed an obligation of PGRA on September 22, 1997. As consideration for such guaranty, PGRA agreed to pay Mr. Antenucci 5% of the outstanding loan balance on an annual basis. PGRA has not paid all monies owed to Mr. Antenucci pursuant to this agreement and as of September 30, 2004 the outstanding balance of the debt owed Mr. Antenucci is $85,903. The agreement was considered to be in the best interests of PGRA at the time of the agreement by the disinterested members of its Board of Directors. As of January 7, 2005, when we entered into the new financing arrangement with KCap, the guarantee obligations of Mr. Antenucci were terminated and the remaining balance owing to Mr. Antenucci is $97,120 as of November 28, 2005.

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

On February 1, 2002, two officers of PGRA, Frederick G. Beisser and John C. Antenucci, borrowed $8,750 and $175,000, from PGRA and PGI-MD, respectively. The borrowed sums were used to exercise subscription rights to purchase 250,000 and 5,000,000 shares of common stock, respectively, in the rights offering that expired on the same date. Each company's Board of Directors approved the loan of funds to each of its officers as being in the company's best interest. At the time of approval by the Board of Directors, such loans were in full compliance with the rules and regulations of the Securities and Exchange Commission. During the twelve months ended September 30, 2004, each officer paid his balance in full.

During the third and fourth quarters of FY2003, Mr. Antenucci made a number of working capital loans to PGI. Such amounts were paid in full during February 2004. During September 2004, Mr. Antenucci advanced $9,000 to the Company which was repaid in full during October 2004.

During FY2003 we obtained a temporary addition to our asset based line of credit with BB&T in the amount of $150,000. The additional funding was made available by a compensating balance deposit provided by a related party, Human Vision LLC, which is controlled by Gary S. Murray, the Chairman of PGI. The balance of this loan was paid in full during the second quarter of FY 2004.


                                     PART IV

Item 13 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

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

10.1              Agreement for Services dated July 1, 2001 between PGRA and Gary S. Murray (filed with Registration Statement on
                  Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.2              Consulting Services Agreement dated July 1, 2001 between PGRA and HumanVision L.L.C. (filed with Registration
                  Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).


10.3              Customer Contract with the City of New York (filed with Registration Statement on Form SB-2/A on August 20, 2001
                  and incorporated herein by reference).

10.4              Employment Agreement between PGRA and J. Gary Reed, dated January 1, 2002, and executed on April 22, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).
10.5              Extension of Reed Employment Agreement, letter dated December 28, 2004 (filed on Form 8-K, dated December 28, 2004 and incorporated herein by reference).

10.6              Extension of Reed Employment Agreement, letter dated August 30, 2005 (filed on Form 8-K, dated August 30, 2005 and incorporated herein by reference).

10.7              Employment Agreement between PGRA and Frederick G. Beisser, dated January 1, 2002 and executed on May 2, 2002
                  (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.8              Extension of Beisser Employment Agreement, dated December 28, 2004 (filed on Form 8-K, dated
                  December 22, 2004 and incorporated herein by reference).

10.9              Extension of Beisser Employment Agreement, letter dated August 30, 2005 (filed on Form 8-K, dated August 30, 2005 and incorporated herein by reference).

10.10             Employment Agreement between PGRA and John C. Antenucci, dated and executed on May 1, 2002 (filed with quarterly report forMarch 31, 2002 and incorporated herein by reference).

10.11             Extension of Antenucci Employment Agreement, amendment dated March 25, 2005 (filed on Form 8-K, dated
                  March 25, 2005).

10.12             Extension of Antenucci Employment Agreement, second amendment dated November 9, 2005 (filed on Form 8-K, dated
                  November 9, 2005)

10.13             First Amendment to Agreement for Services dated May 1, 2002 between PGRA and Gary S. Murray (filed with our Annual
                  Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).

10.14             Agreement with K Capital Partners, Inc. executed January 7, 2005 (filed on Form 8-K, dated January 7, 2005 and incorporated herein by reference).

10.15             Form of Membership Purchase Agreement for sale of Jobview holding, dated September 30, 2005 and filed with this report.





14.1              Code of Ethics for Senior Financial Officers implemented by Board Decision on October 7, 2002 (filed with our
                  Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).

21.1              List of Subsidiaries. *

31.1              Sarbanes-Oxley Certification for the principal executive officer, dated December 30, 2005. *

31.2              Sarbanes-Oxley Certification for the principal financial officer, dated December 30, 2005. *

32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002. *

-----------------------
*        Filed herewith.

                                                               44

Item 14 - Principal Accountant Fees and Services.

Aggregate fees billed by our principal independent registered public accounting firms for audits of the financial statements for the fiscal years indicated:

                                        2004                2003
                                        ----                ----
                                                         (Unaudited)
                                          $                  $
                                      -------             -------
Audit Fees(1)                         $48,400             $59,400
Audit-Related                           2,298               5,680
Fees(2)
Tax Fees                                 --                  --
All Other                                --                 7,776
                                      -------             -------
Fees(3)

Total(1)                              $50,698             $72,856


(1) This amount does not include a (UNAUDITED) $10,000 audit opinion reissue fee paid to former auditors BDO Seidman during FY 2003.

(2) Amount for FY 2004 represents fee paid to former auditors for making workpapers available to new audit firm.

(3) Other fees include amounts paid for research of accounting principles related to planned activities of PGI. These were approved by the Audit Committee.

Percentage of hours on audit engagement performed by non-FTEs:
-------------------------------------------------------------
There was no audit work performed by non-full time employees.

Audit Committee pre-approval policies and procedures:
----------------------------------------------------
In accordance with the Amended and Restated Audit Committee Charter of March 21, 2003 as provided with our Proxy Statement dated April 1, 2003, the Audit Committee reviews with the independent auditors and financial management of the Company the scope of the proposed audit and timely quarterly reviews for the current year and as well as non-audit services requested and the audit procedures to be utilized. The Audit Committee also approves all audit and any non-audit services for which the independent auditors may be retained.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PLANGRAPHICS, INC.


Date: 12/30/2005                                      By: /S/  John C. Antenucci
      ----------                                         -----------------------
                                                               John C. Antenucci
                                                                   President and
                                                         Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Antenucci and Frederick G. Beisser, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to execute in the name and on behalf of such person, in any and all capacities, any or all amendments to this Annual Report on Form 10K-SB, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                            Title                              Date
-------------                       -------------                       --------

/S/ Fred Beisser
----------------------
Frederick G. Beisser       Senior Vice President--Finance,            12/30/2005
                           Secretary and Treasurer,                   ----------
                           (principal financial &
                           accounting officer) and Director

/S/ John C. Antenucci
----------------------
John C. Antenucci          CEO, President (principal                  12/30/2005
                           Executive officer) and Director            ----------


/S/ Ray O'Mara
----------------------
Raymund E. O'Mara          Director
                                                                      ----------

/S/ Gary S. Murray
-----------------------
Gary S. Murray             Chairman of the Board                      12/29/2005
                           and Director                               ----------

/S/ William Strang
-----------------------                                               12/30/2005
William Strang             Director                                   ----------

                               PlanGraphics, Inc.
                              Financial Statements
                                  2004 and 2003




                                Table of Contents




                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

    AUDITOR'S REPORT Fiscal Year 2004                                       F-2

    NOTICE TO READERS REGARDING PRIOR
           AUDITOR'S REPORT  FOR FISCAL YEAR 2003                           F-3

Financial Statements
--------------------

  CONSOLIDATED BALANCE SHEETS                                               F-4

  CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-5

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                           F-6

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-7

  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS                                F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
PlanGraphics, Inc..

We have audited the accompanying consolidated balance sheet of PlanGraphics, Inc. and Subsidiaries as of September 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlanGraphics, Inc. and Subsidiaries, as of September 30, 2004 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

December 28, 2005

                                                            /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

       NOTICE TO READERS REGARDING THE REPORT FROM OUR PREDECESSOR AUDITOR




PLANGRAPHICS, INC. IS FILING THIS REPORT WITH AN AUDIT REPORT FOR FY2004 BUT WITHOUT AN AUDIT REPORT FOR FY2003 IN ORDER TO PROVIDE MORE INFORMATION THAN IS CURRENTLY AVAILABLE TO SHAREHOLDERS.

THE PRIOR YEAR FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2003 WERE AUDITED BY A PREDECESSOR AUDITOR AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003. SINCE PLANGRAPHICS, INC. HAS NOT RECEIVED CONSENT TO INCORPORATE THE PREDECESSOR AUDITOR'S REPORT IN THIS FILING, THE AUDIT OPINION FOR THE YEAR ENDED SEPTEMBER 30, 2003 HAS BEEN OMITTED FROM THIS REPORT. ACCORDINGLY, THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2003 MUST BE CONSIDERED UNAUDITED UNTIL SUCH TIME AS EITHER CONSENT FROM THE PREDECESSOR AUDITOR IS RECEIVED OR AN AUDIT REPORT FOR THE YEAR ENDED SEPTEMBER 30, 2003 FROM ANOTHER FIRM IS RECEIVED AND INCORPORATED BY AMENDMENT INTO THIS REPORT.

PRIOR YEAR DOLLAR AMOUNTS APPEARING IN THIS REPORT ARE MARKED "UNAUDITED" EITHER AT THE TOP OF COLUMNS OR PRECEDING THEIR APPEARANCE IN TEXT.

THE COMPANY INTENDS TO AMEND THIS REPORT TO INCLUDE A PRIOR YEAR AUDIT OPINION AS SOON AS PRACTICABLE.


                                        PlanGraphics, Inc.

                                    CONSOLIDATED BALANCE SHEETS

                                           September 30,

        ASSETS                                                            2004            2003
                                                                      ------------    ------------
                                                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                           $     19,557    $     28,216
  Accounts receivable, less allowance for doubtful accounts of
    $0 and $30,892 for 2004 and 2003, respectively                      3,403,757       3,777,352
  Prepaid expenses and other                                                27,315          49,572
                                                                      ------------    ------------
        Total current assets                                             3,450,629       3,855,140
                                                                      ------------    ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                  1,866,667       1,866,667
  Equipment and furniture                                                  903,280         889,072
                                                                      ------------    ------------
                                                                         2,769,947       2,755,739
    Less accumulated depreciation and amortization                       1,768,282       1,562,030
                                                                      ------------    ------------
                                                                         1,001,665       1,193,709
                                                                      ------------    ------------

OTHER ASSETS
  Goodwill                                                               1,907,107       2,110,499
  Software, for future project use, net of accumulated amortization
     of $128,388 and $27,598 in 2004 and 2003, respectively                298,392         371,098
  Other                                                                     83,890          95,790
                                                                      ------------    ------------
                                                                         2,289,389       2,577,387
                                                                      ------------    ------------

                                                                      $  6,741,683    $  7,626,236
                                                                      ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                  $    797,123    $    800,273
  Notes payable - related parties                                            9,000         158,400
  Obligations under capital lease - related party, current                 145,263         133,315
  Accounts payable                                                       2,111,578       1,120,971
  Accrued payroll costs and vacations                                      568,272       1,089,447
  Accrued expenses                                                         440,905         370,183
  Accrued expenses - related party                                            --            51,899
  Deferred revenue and prebillings                                         546,602         555,239
                                                                      ------------    ------------
        Total current liabilities                                        4,618,743       4,279,727
                                                                      ------------    ------------

LONG-TERM LIABILITIES
  Long-term obligations under capital leases - related
   party, less current maturities                                        1,077,452       1,222,715
  Notes payable, less current maturities                                   150,000         200,000
                                                                      ------------    ------------
        Total long-term liabilities                                      1,227,452       1,422,715
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                                --              --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 and 97,214,418 shares issued and outstanding             20,688,118      20,688,118
  Notes receivable for equity transactions                                    --          (182,750)
  Accumulated deficit                                                  (19,792,630)    (18,581,574)
                                                                      ------------    ------------
                                                                           895,488       1,923,794
                                                                      ------------    ------------

                                                                      $  6,741,683    $  7,626,236
                                                                      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                     PlanGraphics, Inc.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Years ended September 30,

                                                                    2004            2003
                                                                ------------    ------------
                                                                                 (Unaudited)

Revenues                                                        $  7,827,923    $  7,905,661

Costs and expenses
  Direct contract costs                                            5,495,382       4,900,814
  Salaries and employee benefits                                   1,738,688       1,919,912
  General and administrative expenses                                829,868       1,019,349
  Marketing expenses                                                 187,243         274,665
  Other operating expenses                                           323,318         265,433
  Gain on sale of assets                                                --              (850)
  Goodwill impairment                                                   --         2,087,844
                                                                ------------    ------------
         Total costs and expenses                                  8,574,499      10,467,167
                                                                ------------    ------------

         Operating loss                                             (746,576)     (2,561,506)
                                                                ------------    ------------

Other income (expense):
  Other income                                                        76,605          28,223
  Interest expense                                                  (291,085)       (300,907)
                                                                ------------    ------------
                                                                    (214,480)       (272,684)
                                                                ------------    ------------


         NET LOSS                                               $   (961,056)   $ (2,834,190)
                                                                ============    ============

Basic and diluted loss per common share                         $      (0.01)   $      (0.03)
                                                                ------------    ------------

Weighted average number of shares of common stock outstanding     97,214,418      97,214,418
                                                                ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                                  PlanGraphics, Inc.

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Years ended September 30, 2004 and 2003

                                                   Common Stock
                                             --------------------------        Notes        Accumulated
                                                Shares         Amount       Receivable        Deficit          Total
                                             ------------   ------------   ------------    ------------    ------------

Balance, October 1, 2002                       97,214,418   $ 20,688,118   $   (183,750)   $(15,997,384)   $  4,506,984

Notes receivable from officers
     for purchase of common stock                    --             --            1,000            --             1,000

Net loss                                             --             --             --        (2,834,190)     (2,834,190)
                                             ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2003 (Unaudited)      97,214,418     20,688,118       (182,750)    (18,831,574)      1,673,794

Payments of notes receivable from officers                                      182,750                         182,750
     for purchase of common stock                    --             --             --              --              --

Net loss                                             --             --             --          (961,056)       (961,056)
                                             ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2004                  97,214,418   $ 20,688,118   $       --      $(19,792,630)   $    895,488
                                             ============   ============   ============    ============    ============





The accompanying notes are an integral part of these consolidated financial statements.


                                  PlanGraphics, Inc.

                         CONSLIDATED STATEMENTS OF CASH FLOWS

                           For the years ended September 30,

                                                                 2004           2003
                                                             -----------    -----------
Cash flows provided by (used in) operating activities:                       (Unaudited)
  Net loss                                                   $  (961,056)   $(2,834,190)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                307,043        260,942
    Provision for losses on accounts receivable                     --           17,283
    Gain on disposition of assets                                   --             (850)
    Impairment of goodwll                                           --        2,087,844
    Changes in operating assets and liabilities
      Accounts receivable                                        551,238       (589,575)
      Prepaid expenses and other                                  14,254         65,664
      Other assets                                                 8,885          4,006
      Software for future project use                               --         (398,696)
      Accounts payable                                           839,030        200,085
      Accrued expenses                                          (502,349)       903,397
      Deferred revenue and prebillings                           (70,297)       104,410
                                                             -----------    -----------
       Net cash provided by (used in) operating activities       186,748       (179,680)
                                                             -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                         (14,210)       (39,913)
  Acquisition of software for futue use                          (28,084)          --
  Proceeds from sale of fixed assets                                --              850
                                                             -----------    -----------
       Net cash used in investing activities                     (42,294)       (39,063)
                                                             -----------    -----------

Cash flows provided by (used in) financing activities:
  Proceeds from debt                                           5,457,737      3,025,199
  Payments on debt                                            (5,509,885)    (2,881,343)
  Proceeds from notes payable - related parties                   29,000        280,207
  Payments on note payable - related parties                    (178,400)      (121,807)
  Payments on obligations under capital lease                   (133,315)      (117,103)
  Repayment of note receivable for stock purchase                181,750          1,000
                                                             -----------    -----------
       Net cash (used in) provided by financing activities      (153,113)       186,153
                                                             -----------    -----------

Net decrease in cash                                              (8,659)       (32,590)
Cash and cash equivalents at beginning of year                    28,216         60,806
                                                             -----------    -----------

Cash and cash equivalents at end of year                     $    19,557    $    28,216
                                                             ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                          F-7

                               PlanGraphics, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003


       NOTICE TO READERS REGARDING THE REPORT FROM OUR PREDECESSOR AUDITOR

PLANGRAPHICS, INC. IS FILING THIS REPORT WITH AN AUDIT REPORT FOR FY2004 BUT WITHOUT AN AUDIT REPORT FOR FY2003 IN ORDER TO PROVIDE MORE INFORMATION THAN IS CURRENTLY AVAILABLE TO SHAREHOLDERS.

THE PRIOR YEAR FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2003 WERE AUDITED BY A PREDECESSOR AUDITOR AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003. SINCE PLANGRAPHICS, INC. HAS NOT RECEIVED CONSENT TO INCORPORATE THE PREDECESSOR AUDITOR'S REPORT IN THIS FILING, THE AUDIT OPINION FOR THE YEAR ENDED SEPTEMBER 30, 2003 HAS BEEN OMITTED FROM THIS REPORT. ACCORDINGLY, THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2003 MUST BE CONSIDERED UNAUDITED UNTIL SUCH TIME AS EITHER CONSENT FROM THE PREDECESSOR AUDITOR IS RECEIVED OR AN AUDIT REPORT FOR THE YEAR ENDED SEPTEMBER 30, 2003 FROM ANOTHER FIRM IS RECEIVED AND INCORPORATED BY AMENDMENT INTO THIS REPORT.

PRIOR YEAR DOLLAR AMOUNTS APPEARING IN THIS REPORT ARE MARKED "UNAUDITED" EITHER AT THE TOP OF COLUMNS OR PRECEDING THEIR APPEARANCE IN TEXT.

THE COMPANY INTENDS TO AMEND THIS REPORT TO INCLUDE A PRIOR YEAR AUDIT OPINION AS SOON AS PRACTICABLE.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. The Company
     --------------

     These consolidated financial statements include the accounts of PlanGraphics, Inc. (a Colorado Corporation) and those of its wholly owned subsidiary PlanGraphics, Inc. (a Maryland Corporation) and the latter's wholly owned subsidiary, RTD2M (collectively the "Company"). The Company, a full life-cycle systems integration and implementation firm, provides a broad range of services in the design and implementation of information technology in the public and commercial sectors. Its capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks. Approximately 78% of its customers are federal, state and local governments and utilities; 19% international ; and the remainding 3% are commercial enterprises. The customers are located in United States and foreign markets requiring locational or "spatial" information. All significant inter-company accounts and transactions have been eliminated in consolidation.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     2. Cash and Cash Equivalents
     ----------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     3. Goodwill
     -----------

     Goodwill represents the excess of the cost over the fair value of net assets received at the date of acquisition of an entity.

     Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the Company no longer amortizes goodwill. The Company tests goodwill for impairment at least annually on the first day of its fiscal year.

     The Company retains an independent valuation firm to assist in completing step one of the annual test required by FAS 142, Goodwill and Other Intangible Assets, to determine whether there was a potential impairment of goodwill. Primarily based on a value that considers the income approach, the market approach and the asset approach, an estimate of the fair value of the Company's single reporting unit, including goodwill, is determined. The Company as a whole is considered one reporting unit. If the carrying value of its reporting unit exceeds its fair value, additional steps as required by FAS 142 are followed to recognize a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management in developing expectations of future revenues and expenses. These estimates are consistent with the plans and estimates that are used to manage the underlying business.

     The valuation firm also applies significant judgments and assumptions obtained by independent research into the prevailing economic climate existing at the appraisal date, market and industry conditions, as well as management's expectations of the future in the application of these methods that result in an estimate of fair value of the reporting unit. The Company recorded an impairment loss of (UNAUDITED) $2,087,844 for the fiscal year ended September 30, 2003 and has not recorded an impairment loss for the fiscal year ended September 30, 2004.

     4. Property, Equipment and Depreciation and Amortization
     --------------------------------------------------------

     Property and equipment are recorded at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $206,252 and (UNAUDITED) $217,959 for the years ended September 30, 2004 and 2003, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged as an expense to operations.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     For the years ended September 30, 2004 and 2003, total stock options and stock warrants convertible into 13,275,215 and (UNAUDITED) 13,618,965 shares, respectively, of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.

     8. Research and Development costs
     ---------------------------------

     Research and development costs are expensed as incurred.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     9. Concentrations of Credit Risk
     --------------------------------

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts. The Company did not have balances in excess of FDIC insured limits as of September 30, 2004, or at (UNAUDITED) September 30, 2003. Because of large but infrequent payments that may be received from a major customer, account balances may exceed FDIC insured limits for very short periods.

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

     10. Fair Value of Financial Instruments
     ---------------------------------------

     The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies, including the Black Scholes model. However considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates fmay not necessarily be indicative of the amounts that could be realized or would be paid in a current market exchange. The carrying amounts of financial instruments reported on the consolidated balance sheets approximate their respective fair values.

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

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     13. Stock Option Plans
     ----------------------

     The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and the related Interpretation in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant. SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 2004 and 2003: dividend yield of 0 percent, expected volatility of 120 to 140 percent, risk-free interest rates between 2.75 and 5.5 percent, and expected option lives of one to five years for all years presented. Some options are immediately vested and others may vest after the lapse of time or depend on meeting specified performance criteria.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following unaudited pro forma amounts:

     Years ended September 30,
                                                     2004             2003
                                                -------------    -------------
                                                                  (Unaudited)
     Net loss:
       As reported                                   (961,056)   $  (2,584,190)
       Incremental Compensation Expense         $      71,341    $      71,842
                                                =============    =============
       Pro forma                                $  (1,032,397)   $  (2,656,032)
                                                =============    =============

     Basic income (loss) per share:
       As reported                              $       (0.01)   $       (0.03)
                                                =============    =============
       Pro forma                                $       (0.01)   $       (0.03)
                                                =============    =============

     Diluted income (loss) per share
                                                =============    =============
       As reported                              $       (0.01)   $       (0.03)
                                                =============    =============
       Pro forma                                $       (0.01)   $       (0.03)
                                                =============    =============


     14. Comprehensive Income (Loss)
     -------------------------------

     Effective October 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. For the fiscal years ended September 30, 2004 and (UNAUDITED) 2003, the Company had no items of comprehensive income (loss) other than net losses; therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

     15. Foreign Currency Translation
     --------------------------------

     Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. All foreign currency transactions and translation adjustments were not considered material as of the end of the reporting period.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     16. Recent Accounting Pronouncements
     ------------------------------------

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective for the Company beginning October 1, 2003. Management determined there was no financial impact of SFAS No. 150 on the financial statements.

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

     In July 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock" ("EITF 02-14"). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004.

     In December 2004, the FASB announced that SFAS No. 123R (revised December
     2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation in which an entity exchanges its equity instruments for goods or services. This Statement, which also applies to transactions with employees such as stock option plans and employee-stock-purchase-plans (ESPPs), provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is genrally effective for the first interim period beginning after June 15, 2005; however, for public entities that file as small business issuers it is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company will adopt this Statement in the second quarter of fiscal 2006 and is evaluating this pronouncement's future effect on the Company's financial position and net income.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In March 2005, the SEC released SAB No. 107 "Share-Based Payment" which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. Management believes this Staff Accounting Bulletin will have an impact on future share-based transactions of the Company but cannot determine the impact at this time.

     The Company has reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

     17. Reclassifications
     ---------------------

     Certain reclassifications have been made to the fiscal 2003 financial statements to conform to the fiscal 2004 financial statements' presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

     18. Purchased and Internally Developed Software Costs for Future Project
         Use
     ------------------------------------------------------------------------

     Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The amortization is computed on a straight- line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No write downs were recorded in 2004.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE B - LIQUIDTY CONSIDERATIONS

The Company has an accumulated deficit of $19,792,630 at September 30, 2004, a working capital deficit of $1,168,114 at September 30, 2004 and recurring net losses in FYs 2004 back to 1997. Future viability of the Company is dependent upon the Company's ability to achieve profitability in its future operations.

On January 7, 2005 the Company entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap purchases up to $1.5 million of accounts receivable invoices (See Note M, Subsequent Events, below).

During the FY 2004 and in subsequent interim periods the Company has experienced significant operating losses, negative working capital and cash flow delays. This has, from time to time, adversely affected the Company's ability to timely meet payroll, subcontractor and other payment obligations. On occasion, payroll disbursements were delayed and, accordingly, related Federal Income Tax Withholding and Federal Insurance Contributions Act and Medicare computations and payments were made subsequent to normal due dates. Accordingly, the Company could be subject to penalties. Delayed subcontractor payments have caused temporary work stoppages.

Operations in recent years have been financed by the following sources:

     o    revenue generated from operations;
     o loans from principal shareholders and employees, including deferred payments of payroll;
     o    accretion of accounts payable to vendors and subcontractors,
     o    loans and lines of credit, and.
     o equity proceeds through public offerings and private placements of securities;

The Company has taken actions to leverage its technical capabilities and reputation and to increase revenue from more profitable software sales and related cash flows as well as to reduce its controllable costs and expenses to the maximum extent possible. In addition, one of the Company's major customers has indicated that it has modified its processing procedures to avoid the payment delays previously encountered. The Company is also aware from a report in "Washington Technology" that funding from federal programs has recently flowed to state governments who are distributing it to local governments.

However, because the Company has a large project that does not have progress payments authorized, it is probable that the Company may need additional funding through additional borrowing or through public or private equity placements. In August of 2003, the Company engaged an investment banking company, The Windsor Group LLC, as its advisor in connection with its review of strategic alternatives (see Note H8, below).

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE C - ACCOUNTS RECEIVABLE

At September 30, the components of contract receivables were as follows:


                      Accounts Receivable
                                                    2004         2003
                                                 ----------   ----------
                                                             (Unaudited)

Billed                                           $2,253,639   $3,206,283
Unbilled                                          1,150,118      601,961
                                                 ----------   ----------
                                                  3,403,757    3,808,244
Less allowance for doubtful accounts                   --         30,892
Accounts receivable, net                         $3,403,757   $3,777,352
                                                 ==========   ==========


Deferred revenue amounts of $555,202 and (UNAUDITED) $555,239 at September 30, 2004 and 2003, respectively, represent amounts billed in excess of amounts earned. Included in the deferred revenue balance at September 30, 2004 and 2003 respectively, was $1,612 and (UNAUDITED) $15,287, related to retainers received for future services and over- payments by customers on specific invoices.

The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection represented 10% of revenues for the year ended September 30, 2004 and its Department of Information Technology and Telecommunications (NYDOITT) represented 43% and (UNAUDITED) 37% of revenues for the years ended September 30, 2004 and 2003, respectively. NYDEP accounted for 24% of accounts receivable at September 30, 2004 while NYDOITT accounted for (UNAUDITED) 45% of accounts receivable at September 30, 2003.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE D - ACCOUNTS PAYABLE

     Accounts payable at September 30 consist of:

                                                2004           2003
                                             ----------     ----------
                                                            (Unaudited)

          Trade payables                     $1,250,335     $  513,272

          Payable to subcontractors             848,289        559,134

          Other payables                         12,954         48,565
                                             ----------     ----------

          Total accounts payable             $2,111,578     $1,120,971
                                             ==========     ==========


NOTE E - ACCRUED EXPENSES

     Accrued expenses at September 30 are as follows:

                                                      2004       2003
                                                    --------   --------
                                                              (Unaudited)

          Accrued expenses due to vendors and
             subcontractors                         $277,146   $199,296

          Accrued interest                            97,617     60,429

          Accrued professional fees                   30,624     81,965

          Other accrued expenses                      35,518     28,493
                                                    --------   --------

          Total accrued expenses                    $440,905   $370,183
                                                    ========   ========

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE F - NOTES PAYABLE

     Notes payable at September 30 are as follows:

                                                                                      2004         2003
                                                                                   ----------   ----------
                                                                                                (Unaudited)
     Equipment line of credit, fully drawn under a promissory note, in the amount of $100,000, interest at prime plus 1.0% (5.75% at September 30,
         2004), collateralized by business assets. The note was modified to
         mature on September 12, 2004 and was paid in full on October 1, 2004      $    3,600   $   50,900

     Borrowing under a line of credit evidenced by a promissory note in the amount of $750,000, interest at prime plus 2% (9.75% at September 30,
         2004), collateralized by business assets. The note, matured on December
         15, 2003, and the Company received a final extension through October 3,
         2004 from Branch Banking & Trust and subsequently entered into a first and second Forbearance agreement to expire January 10, 2005. A new source of financing was secured on January 7, 2005 (See Note M)
         Available borrowings, which are based upon a percentage of eligible accounts receivable balances, at September 30, 2004 were $638. The note is guaranteed by the Company's President & CEO who continued the guarantee through January 7, 2005. In return for providing the guarantee, the officer is entitled to an amount equal to 5% of the
         outstanding balance                                                          749,362      719,986

     A short-term demand note with the Company's President & CEO in the amount of $158,400, dated June 2, 2003, interest at 4.5%, collateralized by a lien on the Company's ownership in Jobview.com, which has a book value
         of $56,389                                                                      --        158,400

     The purchase price of Xmarc technology owed to HPI in the amount of
         $250,000 payable in equal installments over five years with interest imputed at 6.5% and net of unamortized discount of $37,994 at September
         30, 2004. The amount is evidenced by an agreement effective April 1,
         2003                                                                         194,161      229,387
                                                                                   ----------   ----------

     Total notes payable                                                              947,123    1,158,673

        Less: Current maturities                                                      797,123      958,673
                                                                                   ----------   ----------

     Notes payable - long-term                                                     $  150,000   $  200,000
                                                                                   ==========   ==========


                                      F-19

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE F - NOTES PAYABLE (CONTINUED)

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

NOTE G - TAXES ON INCOME

     The provision for income taxes consisted of the following:

                                                       2004         2003
                                                    ---------    ---------
                                                                (Unaudited)
     Current expense:
       Federal                                      $    --      $    --
       State                                            4,169         --
       Foreign                                         10,770         --
                                                    ---------    ---------
                                                    $  14,939    $    --
                                                    =========    =========


     Deferred expense (benefit):
       Federal                                      $ 383,000    $ 457,000
       State                                           37,000       44,000
                                                    ---------    ---------
                                                      420,000      501,000
     Increase (decrease) in valuation allowance      (420,000)    (501,000)
                                                    ---------    ---------

                                                    $    --      $    --
                                                    =========    =========

     A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                             2004        2003
                                                             ----        ----
                                                                     (Unaudited)

     U.S. federal statutory rates                           (34.0)%     (34.0)%
     State income tax , net of federal tax benefit           (3.3)       (5.3)
     Goodwill impairment                                      --         28.7
     Other                                                    --         (4.4)
     Foreign income taxes, net of federal tax benefit         --          --
     Increase in deferred tax asset valuation allowance      37.3        15.0
                                                             ----        ----

          Effective tax rate                                  -- %        -- %
                                                             ====        ====

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE G - TAXES ON INCOME (CONTINUED)

     Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                       2004           2003
                                                   -----------    -----------
                                                                  (Unaudited)

     Net operating loss carryforwards              $ 5,198,000    $ 4,776,000
     Expense for stock options and warrants             15,000           --
     Provision for losses on accounts receivable          --           11,000
     Accrued payroll costs and vacation                 83,000         89,000
                                                   -----------    -----------
          Total gross deferred tax asset             5,296,000      4,876,000
     Valuation allowance                            (5,296,000)    (4,876,000)
                                                   -----------    -----------

          Net deferred tax asset                   $      --      $      --
                                                   ===========    ===========


     A valuation allowance equal to the gross deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     At September 30, 2004, the Company had net operating loss carryforwards of approximately $13.9 million with expirations through 2024. The utiliztion of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.


NOTE H - COMMITMENTS AND CONTINGENCIES

     1. Obligations Under Capital Leases - Related Party
     ---------------------------------------------------

     The Company leases an office facility from Capitol View Development, LLC, a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development. The lease includes an annual base rent increasing over the term of the lease plus an adjustment based on Capitol View Development's rate of interest on its related loan for fit-up costs. In 2002, Capitol View Development paid off the balance on this related loan, thereby reducing the monthly payments made by the Company. The initial lease term is for a period of fifteen years ending 2010 with five renewal options for a term of one year each. Annual payments approximate $300,000 per year. The Company has the option to purchase the facility subsequent to the tenth year of the term of the lease. During the years ended September 30, 2004 and 2003, the Company paid $133,315 and (UNAUDITED) $117,103, respectively, in lease payments. See also Note M, Subsequent Events, below.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company previously leased certain equipment, under capital leases from a bank, with lease terms of three to five years. All equipment leases have been paid in full as of September 30, 2003.

     The following is a schedule, by years, of future noncancellable minimum payments required by the Company under its capital lease, together with its present value as of September 30, 2004:

     Year ending September 30,

         2005                                                    $  293,345
         2006                                                       281,465
         2007                                                       277,775
         2008                                                       277,775
         2009                                                       277,775
         Thereafter                                                 370,367
                                                                 ----------
                                                                  1,778,502
     Less: amounts representing interest                            555,787
                                                                 ----------
     Present value of minimum lease payments                      1,222,715
     Less: current maturities                                       145,263
                                                                 ----------

     Obligations under capital leases, long-term                 $1,077,452
                                                                 ==========

     As of September 30, 2004 and 2003, accumulated amortization for the building under capital lease obligations was $1,222,715 and (UNAUDITED) $1,366,428, respectively. Depreciation expense was $140,000 on the building for each of the years ended September 30, 2004 and (UNAUDITED) 2003.

     2. Operating Lease Commitments
     ------------------------------

     The Company leases certain office facilities and certain furniture and equipment under various operating leases. The remaining lease terms range from one to five years.

     Minimum annual operating lease commitments at September 30, 2004 are as follows:

     Year ending September 30,

         2005                                                    $179,900
         2006                                                     182,682
         2007                                                     141,903
         2008                                                      33,323
         2009 and thereafter                                            -
                                                                 --------
                                                                 $537,808
                                                                 ========

     Rental expense for the years ended September 30, 2004 and 2003 totaled $168,786 and (UNAUDITED) $183,283, respectively.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


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

     4. Licensing Agreement
     ----------------------

     The Company entered into a licensing agreement under which it obtained exclusive North American rights to Xmarc, Ltd., intellectual property and spatial integration software owned by a Swiss based investment company, HPI Holding SA and a Cayman Island company, Glendower Opportunity Partners II, collectively the Xmarc Sellers ("XS"), for use in the public sector and utility markets. Under the agreement the Company supports former Xmarc clients, work in progress and outstanding proposals and pay XS, a royalty stream for a period of 21 months ending September 30, 2003 as it receives revenue for the product licensing and maintenance. Under the agreement the Company also had the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. Effective April 1, 2003 the Company exercised its right to acquire the intellectual property. As a result, the Company will pay XS $50,000 annually on March 31 in the years 2004 through 2008 (see Note F) and royalty payments for amounts due for each of these years in which the royalties earned exceeds $50,000. As of September 30, 2004, the Company had recorded approximately $250,000 in revenues earned under the revenue license agreement and $32,000 in royalties credited to XS, which are offset against certain maintenance costs and included in accrued liabilities.

     5. Employment Agreements
     ------------------------

     On April 30, 2002, the Company entered into new employment agreements with three officers. Two of them were effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,500 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. The Chief Executive Officer is entitled to receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock annually. In December 2004 the Company notified two of the officers that it wishes to retain their services for another year; the third agreement is not yet mature for renewal. Pursuant to the employment agreement for the chief executive officer, 972,412 and (UNAUDITED) 972,214 stock options were granted during FY 2004 and FY 2003, respectively.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     6. KSTC Agreement
     -----------------

     On June 16, 2003, the Company's subsidiary, PlanGraphics, Inc. ("PGI-MD"), entered into a two-year agreement with Kentucky State Technology Corporation ("KSTC") to develop classification algorithms to delineate and classify wetlands in commercial satellite images, field verify the imagery interpretation and to establish a marketing program for these value added wetlands imagery product to potential governmental and business clients. KSTC provides $200,000 under the agreement on a cost share matching basis for cash and in-kind services provided. The Company has established a wholly owned subsidiary, RDT2M, as required by the agreement, and has selected Murray State University to work with RDT2M. Murray State University will receive 51% and RDT2M will receive 49% of the funding. The agreement provides for payment to the Company of certain development expenses of approximately $200,000. The agreement also requires the Company's repayment of up to $400,000, including the grant amount, through a royalty stream based on free cash flow if a commercial and sustainable market is developed for the products. Should no viable market be established, repayment of the grant amount is waived. On June 7, 2004, KTSC renewed the agreement, which can again be renewed, and increased the repayment provision up to $800,000.

     7. Xmarc Services Limited.
     --------------------------

     During April 2003 the Company along with HPI Holding SA and Glendower Capital agreed to form and register a new company, Xmarc Services Ltd ("XSL"), in the United Kingdom to service and market Xmarc related technology to European customers. The Company was to own 45% of the preferred shares, which have voting rights, and one-third of the B common shares, which do not have voting rights. In addition, the Company was to have one of the three positions on the board of directors. In January 2004 the parties to the agreement chose to terminate the proposed arrangement and to reconsider the structure of the vehicle to be used in Europe for the sale of Xmarc products and the support of new and existing clients. In the interim, the Company continued to provide this customer support through a contract with Xmarc Ltd, a pre-existing distributor for XMarc in Europe.

     8. Xmarc Ltd.
     -------------

     During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the Xmarc Services Limited agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, we completed a purchase transaction with an effective date of March 31, 2004, in which we acquired Xmarc Ltd in a non-cash transaction for $64,647. Payment was made by forgiveness of accounts receivable due to us from Xmarc Services Limited, owned by the sellers of XL. The results of XL's operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition has enhanced its strategic development and prospects for growth.

     9. Investment Banking Agreement
     -------------------------------

     In August of 2003, the Company engaged The Windsor Group LLC as its advisor in connection with its review of strategic alternatives to enhance shareholder value. A nonrefundable retainer of (UNAUDITED)$25,000 was accrued at September 30, 2003.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE I- EQUITY TRANSACTIONS

     1. Preferred Stock
     ------------------

     In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% Cumulative Convertible Preferred Stock, $.001 par value (Series A). The Company designated 1,000,000 shares of Series A as part of the authorized class of preferred shares. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder at the lesser of 105% of the average of the closing bid price per share of the Company's common stock for the five trading days prior to issuance, or 80% of the average of the closing bid price per share of the Company's common stock for three of the ten trading days preceding the date of conversion. The Series A Preferred is subject to mandatory conversion two years after issuance. No Series A Preferred Stock was issued and outstanding as of September 30, 2004 and 2003.

     2. Common Stock
     ---------------

     The Company occasionally issues common stock for the payment of services and settlement of debt. The number of shares of common stock issued in each instance is representative of the trading price of the Company's common stock at the date of issue.

     Effective July 1999, the Company entered into an Agreement for Services with a director of the Company. On July 1, 2001, the Company renewed an Agreement for Services with a director, extending the service term to June 30, 2003. As part of the agreement, the director's annual base compensation consisted of $50,000, payable in equal monthly installments in the Company's common stock, and a one-time grant of options to purchase 175,000 shares per annum of the Company's common stock at an exercise price of $0.11 per share. The options are valid for three years. Effective May 1, 2002, the agreement was amended to harmonize the director's compensation with the Company's new standard director fee policy by removing the base compensation of $50,000 per annum prospectively.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

     3. Stock Options
     ----------------

     The Company's Board of Directors has reserved 1,150,000 and 4,000,000 shares under two stock option plans (1995, and 1997, respectively). All options issued under the 1995 plan have expired as of September 30, 2002. Effective April 30, 2002 shareholders approved an increase to the number of shares authorized under the 1997 plan to 11,358,104. The Company grants options under the 1997 Plan in accordance with the determinations made by the Option Committee of the Board of Directors. The Option Committee will, at its discretion, determine the individuals to be granted options, the time or times at which options shall be granted the number of shares subject to each option and the manner in which options may be exercised. The option price shall be the fair market value on the date of the grant and expire no more than five years subsequent to the date of grant. At September 30, 2004 the 1997 plan had 3,935,614 shares remaining available for issue.

     A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2004 and 2003 and changes during the years ended on those dates is presented below: (All data shown for September 30, 2003 should be considered as unaudited)

                                              Options                          Warrants
                                   ----------------------------     -----------------------------
                                                    Weighted                          Weighted
                                   Number of         Average        Number of          Average
                                    Shares       Exercise Price      Shares        Exercise Price
                                    ------       --------------      ------        --------------
     Outstanding 10/01/2002        6,262,920         $0.07          5,596,331           $0.20
     Granted                       3,039,214          0.04                  -            -
     Cancelled                      (853,500)         0.13           (426,000)           0.50
     Exercised                            -           -                    -             -

     Outstanding 9/30/2003         8,448,634         $0.06          5,170,331           $0.18
     Granted                         972,412          0.04                  -            -
     Cancelled                    (1,026,162)         0.13           (340,000)           0.60
     Exercised                             -          -                     -            -
        (UNAUDITED)

     Outstanding 9/30/2004         8,394,884         $0.05          4,880,331           $0.15

     Exercisable 09/30/2003        6,653,884         $0.06          5,170,331           $0.18
         (UNAUDITED)

     Exercisable 09/30/2004        7,744,884         $0.05          4,880,331           $0.15


                                                              Options      Warrants
                                                              -------      --------

     Weighted average fair value of options and warrants
      granted during fiscal 2004                               $0.04          -

     Weighted average fair value of options and warrants
      granted during fiscal 2003 (UNAUDITED)                   $0.04          -



                               PlanGraphics, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2004 and 2003


NOTE I- EQUITY TRANSACTIONS (CONTINUED)

     The following information summarizes stock options and warrants outstanding and exercisable at September 30, 2004:

                                       Outstanding              Exercisable
     ---------------------------------------------------------------------------------
                                        Weighted
                                         Average     Weighted                 Weighted
                                        Remaining     Average                  Average
        Range of          Number       Contractual   Exercise     Number      Exercise
     Exercise Prices   Outstanding    Life in Years    Price    Exercisable     Price

     Options
     $0.03-$0.07         8,372,884        3.05         $0.05      7,722,884     $0.05
     $0.17-$0.18            22,000        1.08         $0.18         22,000      0.18
     ---------------------------------------------------------------------------------

     $0.03-$0.18         8,394,884        2.74         $0.05      7,744,884     $0.05
     ---------------------------------------------------------------------------------


     Warrants
     $0.01-$0.04         3,898,879        2.04         $0.04      3,898,879     $0.04
     $0.30-$0.65           931,452        0.56          0.60        931,452      0.60
     $1.00-$1.50            50,000        0.01          1.20         50,000      1.20
     ---------------------------------------------------------------------------------

     $0.01-$1.50         4,880,331        0.87         $0.32      4,880,331     $0.40
     ---------------------------------------------------------------------------------

NOTE J - EMPLOYEE BENEFIT PLANS

The Company has a Section 401(k) deferred compensation plan covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at PlanGraphics' discretion based upon PlanGraphics' performance. The expense charged to operations for the plan was $0 and (UNAUDITED) $30,414 for the years ended September 30, 2004 and 2003 and includes no discretionary match. During April 2003 the matching contributions were suspended pending improved profitability of the Company.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


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

     2. Related Party Notes Receivable
     ---------------------------------

     On February 1, 2002, two officers, Frederick G. Beisser and John C. Antenucci, borrowed $8,750 and $175,000, respectively, from the Company. Repayment of the notes was due by February 1, 2004. The borrowed sums were used to exercise subscription rights to purchase 250,000 and 5,000,000 shares, respectively, under the Company's Shareholder Rights Offering that expired on the same date. The notes receivable were recorded as a reduction to common stock. The Company's Board of Directors approved the loan of funds to each of its officers as being in the Company's best interest because it will provide greater incentives to continue employment and motivation to strive for the success of the Company so that the value of its common stock may increase. At the time the notes were entered into, they met all federal and state legal and regulatory requirements and continue, therefore, to be in compliance .

     Mr. Beisser's note was collateralized by a lien in favor of the Company on his residence. Mr. Antenucci's note was collateralized by his purchased shares and the Company may offset any compensation, including severance, toward payment of the note if his employment ends. Both notes bear interest at a rate equal to one fourth of one percent over the interest rate the Company received on its money market accounts. Both officers agreed not to sell the purchased shares of stock for six months after the date of purchase. Mr. Beisser reduced his balance owed the Company by $1,000 during fiscal 2003 and paid the remaining balance in full during fiscal year 2004. Mr. Antenucci was owed certain amounts by the Company exceeding the balance of his note plus accrued interest and full payment was offset against the balances owed to him.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

     3. Related Party Note Payable
     -----------------------------

     During the third and fourth quarters of FY2003, an officer of the Company made a number of working capital loans to the Company. As of September 30, 2003, the amount owed to the officer was (UNAUDITED) $158,400; the amount was documented by a demand note bearing interest at 4.5% per annum and secured by a lien on the Company's interest in Jobview.com which has a book value of $56,389. The total amount owed at September 30, 2003, including accrued interest of $1,697, was (UNAUDITED) $160,097 and $9,000 at September 30, 2004.

NOTE L - LITIGATION

The Company is engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

NOTE M - SUBSEQUENT EVENTS

The Company's asset based line of credit matured on October 3, 2004 and the Company entered into first and second forbearance agreements with BB&T allowing use of the line of credit through January 10, 2005 while it located replacement financing. On January 7, 2005 the Company entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay the Company 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount ranging from 0.90% to 5.50% dependent upon the age of the receivables at the time of collection. The Company may be required to repurchase invoice remaining unpaid 90 days after date of invoice, or to replace them with an equal or higher value invoice. Effective February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC ("Rockland") and on the same date the Company executed agreements with Rockland incorporating comparable terms and conditions as the Kcap agreement and paid the remaining BB&T balance in full. The agreement has been extended for an additional year.

On November 18, 2004, the Company executed a non-binding letter of intent to merge with IceWEB, Inc. of Herndon, Virginia in an exchange of IceWEB cash and common stock for all of the outstanding shares of the Company's common stock. Specific terms of the transaction will be delineated in a definitive agreement.

Leased Facilities. During May 2005 the Company reached an agreement in principle with its landlord, Capital View Development LLC regarding its leased facilities in Frankfort, Kentucky. The terms agreed to will provide for termination of the existing capital lease and forgiveness of approximately $50,000 in past due lease payments. The terms also provide for a new operating lease effective June 1, 2005 for approximately 10,500 square feet (rather than the 20,500 previously occupied) resulting in a reduction of future lease costs by approximately $197,000 annually from the previous lease rate.

                               PlanGraphics, Inc.

                           September 30, 2004 and 2003


NOTE M - SUBSEQUENT EVENTS (Continued)

Sale of Jobview Minority Interest. As reported on Form 8-K dated September 30, 2005, effective September 30, 2005 we sold our minority interest management units owned by us to two individuals in exchange for total payment of $198,250. Pursuant to the terms of the Agreement, we are also entitled to receive all financial distributions related to our ownership of the units for all fiscal years ending prior to January 1, 2005 and for the fiscal year ended December 31, 2005, notwithstanding the fact that we will not own the units at the end of such fiscal year.

NOTE N - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

     Years ended September 30,                        2004           2003
                                                      ----           ----
                                                                  (Unaudited)

     Cash paid for interest                         $218,603        246,127
     Cash paid for income taxes                         --             --

During the 12 months ended September 30, 2004 the Company recorded the following non-cash transactions which have been excluded from the Consoidated Statement of Cash Flows:

     Purchase of Xmarc Limited:

     Accounts receivable                          $231,273
     Goodwill                                       46,608
         Accounts payable                                          $151,574
         Deferred income                                             61,660
         Purchase price                                              64,647
                                                  --------         --------
                                                  $277,881         $277,881


     Payment of Subscriptions receivable for stock purchases:

     Notes payable                                $158,400
     Accrued vacation liability                     21,148
     Accrued interest                                4,099
        Subscriptions receivable                                   $182,750
        Interest receivable                                        $    897
                                                  --------         --------
                                                  $183,647         $183,647