Form 10QSB
period 2004-12-31
PLANGRAPHICS INC
filed 2006-01-04
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

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


                     -------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [X]

Indicate by check mark whether the small business issuer is a shell company (as defined in Exchange Act Rule 12b-2)
                                                                  Yes [ ] No [X]

Indicate by check mark whether the small business issuer is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                                                                  Yes [ ] No [X]

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

   97,214,418 shares of common stock were outstanding as of December 30, 2005.


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

Forward-looking statements include, but are not limited to, statements in this Form 10-QSB regarding:

o    our ability to raise funds through equity and debt financing;
o    our ability to achieve profitable operations;
o    our ability to compete effectively;
o    the strength of our technical expertise and customer service;
o    the potential fluctuation of the market price of our stock;
o    the evolving market for global information systems;
o    the potential gross profit margin in information technology; and
o    the impact of recent accounting pronouncements.

Risks. Although we believe that the expectations that we express in this report are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o we continue to experience constrained cash flows and may not overcome the underlying reasons for the liquidity cautions included in Note B to our financial statements for the period ended September 30, 2004;
o    we may lose customers or fail to grow our customer base;
o we may experience subcontractor work stoppages as a result of delayed payments to them;
o we may not be able to sustain our current growth or to successfully integrate new customers or assets obtained through future strategic partnerships, joint ventures, mergers or acquisitions;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology;

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the period ended September 30, 2004 and filed on Form 10-KSB under the caption "Item 1. Business - Risk Factors" beginning on page 9, our other Securities and Exchange Commission filings, and our press releases.

The use of pronouns "we," "us," and "our" refer to the company and its subsidiary collectively. We may refer to the investor or investors in our company as "you" or "your" in this report.

                                      Index







Part I Financial  Information                                                 4


   Item 1. Financial Statements (Unaudited)                                   4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flows                                     6


    Notes to Consolidated Financial Statements                                7


   Item 2. Management Discussion and Analysis                                10


   Item 3. Controls and Procedures                                           13


Part II Other Information                                                    14


   Item 6.  Exhibits                                                         14


   Signature Page                                                            15


   Exhibits                                                                  16


Part I
Financial Information
Item 1. Financial Statements

                               PLANGRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                    December 31
                                                                        2004
                                                                    -----------
        ASSETS                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                         $     91,221
  Accounts receivable, net                                             3,247,023
  Prepaid expenses and other                                              41,231
                                                                    ------------
        Total current assets                                           3,379,475
                                                                    ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                1,866,667
  Equipment and furniture                                                903,280
                                                                    ------------
                                                                       2,769,947
    Less accumulated depreciation and amortization                     1,815,934
                                                                    ------------
                                                                         954,013
                                                                    ------------

OTHER ASSETS
  Goodwill                                                             1,907,107
  Software, for future project use, net of accumulated
     amortization of $48,009                                             271,599
  Other                                                                   85,430
                                                                    ------------
                                                                       2,264,136
                                                                    ------------

     TOTAL ASSETS                                                   $  6,597,624
                                                                    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                $    637,705
  Obligations under capital lease - related party, current               147,319
  Accounts payable                                                     2,440,627
  Accrued payroll costs and vacations                                    395,701
  Accrued expenses                                                       335,557
  Deferred revenue and prebillings                                       885,071
                                                                    ------------
        Total current liabilities                                      4,841,980
                                                                    ------------

LONG-TERM LIABILITIES
  Long-term obligations under capital leases - related
   party, less current maturities                                      1,039,277
  Notes payable, less current maturities                                 150,000
                                                                    ------------
        Total long-term liabilities                                    1,189,277
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                               --
                                                                    ------------
     TOTAL LIABILITIES                                                 6,031,257
                                                                    ------------

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                              --
  Common stock, no par value, 2,000,000,000 shares authorized,
   97,214,418 shares issued and outstanding                           20,688,118
  Accumulated deficit                                                (20,121,751)
                                                                    ------------
                                                                         566,367
                                                                    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  6,597,624
                                                                    ============


See accompanying notes to unaudited consolidated financial statements


                               PLANGRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                         Three Months ended December 31,

                                                       2004            2003
                                                   ------------    ------------

Revenues                                           $  1,759,787    $  2,110,120

Cost of sales:
  Direct contract costs                               1,318,394       1,342,564
  Salaries and employee benefits                        410,321         458,444
  General and administrative expenses                   210,467         195,271
  Marketing expenses                                     40,689          49,669
  Other operating expenses                               74,445          71,721
                                                   ------------    ------------
         Costs and expenses                           2,054,316       2,117,669
                                                   ------------    ------------

         Operating loss                                (294,529)         (7,549)
                                                   ------------    ------------

Other income (expense):
  Other income                                           19,429           6,504
  Interest expense                                      (54,021)        (65,965)
                                                   ------------    ------------
                                                        (34,592)        (59,461)
                                                   ------------    ------------

         NET LOSS                                  $   (329,121)   $    (67,010)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.00)   $      (0.00)
                                                   ------------    ------------

Weighted average number of shares of common
  stock outstanding                                  97,214,418      97,214,418
                                                   ============    ============


See accompanying notes to unaudited consolidated financial statements


                                   PLANGRAPHICS, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Three Months ended December 31,
                                       (Unaudited)

                                                                  2004           2003
                                                              -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                    $  (329,121)   $   (67,010)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  74,445         71,721
    Changes in operating assets and liabilities:
      Accounts receivable                                         156,734        (11,589)
      Prepaid expenses and other                                  (13,916)       (14,174)
      Other assets                                                 (1,540)        10,037
      Accounts payable                                            329,049        236,538
      Accrued expenses                                           (277,919)      (518,882)
      Deferred revenue and prebillings                            338,469        160,920
                                                              -----------    -----------
        Net cash provided by (used in) operating activities       276,201       (132,439)
                                                              -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                             --           (2,898)
  Addition to software for future project use                        --          (28,084)
                                                              -----------    -----------
        Net cash used in investing activities                        --          (30,982)
                                                              -----------    -----------

Cash flows provided by (used in) financing activities:
  Proceeds from debt                                            1,617,900        789,000
  Payments on debt                                             (1,777,319)      (641,634)
  Proceeds from notes payable - related parties                      --           20,000
  Payments on notes payable - related parties                      (9,000)          --
  Payments on obligations under capital lease                     (36,118)       (31,726)
  Repayment of note receivable for stock purchase                    --            1,000
                                                              -----------    -----------
        Net cash (used in) provided by financing activities      (204,537)       136,640
                                                              -----------    -----------

Net increase (decrease) in cash                                    71,664        (26,781)
Cash and cash equivalents at beginning of period                   19,557         28,216
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $    91,221    $     1,435
                                                              ===========    ===========


See accompanying notes to unaudited consolidated financial statements

                                           6

                               PLANGRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Consolidated Financial Statements

The summary of our significant accounting policies is incorporated by reference to our annual report of September 30, 2004, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are also herewith advised to read the liquidity caution in Note B of our financial statements for the period ended September 30, 2004.

The financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we secured a new and larger financing arrangement for accounts receivable during January 2005, our viability as a going concern is dependent upon our ability to achieve profitable operations through increased sales and the higher profit margins received from Xmarc sales.

The accompanying unaudited consolidated financial statements for PlanGraphics, Inc. and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. We believe that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September 30, 2005.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

(2) Accounts Receivable

The components of accounts receivable are as follows:

                                                     December 31,
                                                         2004
                                                      ----------
                                                      (unaudited)

                  Billed                              $1,955,955
                  Unbilled                             1,294,498
                                                      ----------
                                                       3,250,453

               Less allowance for doubtful accounts        3,430
                                                      ----------

               Accounts receivable, net               $3,247,023

We have historically received greater than 10% of annual revenues from one or more customers. For the period ended December 31, 2004, the City of New York Department of Environmental Engineering (NYDEP) accounted for 40% of revenue and international sales in the Republic of China represented 17%. In the prior year the City of New York's Department of Information Technology and Telecommunications (NYDOITT) accounted for 53% of revenue for the three-month period ended December 31, 2003. In addition, at December 31, 2004, NYDEP represented 19% of billed accounts receivable and the Italian Finance Ministry represented 10% of receivables while in the prior year period NYDOITT accounted for 50% of billed accounts receivable at December 31, 2003. New York City is the largest of our current customers and its revenues come through independent contracts, purchase orders and a NYDOITT contract vehicle which is utilized by as many different city departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial description above.

Deferred revenue amounted to $885,071 at December 31, 2004 and represents amounts billed in excess of amounts earned. The increased level is a result of our sales of certain software that requires future services.

(3) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $13.9 million with expirations through 2023. At December 31, 2004, the amount of the net operating loss carryforward balance is estimated at $14.2 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2004 and at December 31, 2004. As a result, no provision or benefit for income tax has been recorded for the three months ended December 31, 2004.

(4) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through year 2007. On May 26, 2005 we entered into an agreement in principle with the landlord for our Frankfort, Kentucky facilities pursuant to which the parties agreed to terminate the capital lease and execute an operating lease thereby reducing future lease obligations (see Subsequent Events, Note 8, below).

(5) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at December 31, 2004 and 2003, were 12,652,803 and 11,833,803, respectively.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                          Quarter ended December 31,
                                              2004         2003
                                           ----------   ----------

Basic EPS share quantity                   97,214,418   97,214,418
Effect of dilutive options and warrants*         --           --
                                           ----------   ----------
Diluted EPS share quantity                 97,214,418   97,214,418

*As we incurred a net loss in the periods ended December 31, 2004 and 2003 none of our outstanding options or warrants were included in the computation of diluted earnings per share for those periods as their effect would be anti-dilutive.

We use the intrinsic value method when accounting for options issued to employees and directors in accordance and directors with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. Accordingly, we do not recognize compensation expense related to employee stock options, since options are granted at a price equal to the market price on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarters ended December 31, 2004 and 2003: dividend yield of 0 percent, expected volatility of 120 to 140 percent, risk-free interest rates between 2.75 and 5.5 percent, and expected option lives of one to five years for all years presented. Some options are immediately vested and others may vest after the lapse of time or depend on meeting specified performance criteria. Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following unaudited pro forma amounts:

                                        Three Months Ended
                                            December 31,
                                        2004          2003
                                     ----------    ----------
Net income (loss):
  As reported                        $ (329,121)   $  (67,010)
  Incremental Compensation Expense   $   20,135    $   25,336
                                     ==========    ==========
  Pro forma                          $ (349,256)   $  (92,346)
                                     ==========    ==========

Basic income (loss) per share:
  As reported                        $    (0.00)   $    (0.00)
                                     ==========    ==========
  Pro forma                          $    (0.00)   $    (0.00)
                                     ==========    ==========

Diluted income (loss) per share
  As reported                        $    (0.00)   $    (0.00)
                                     ==========    ==========
  Pro forma                          $    (0.00)   $    (0.00)
                                     ==========    ==========


(6) Supplemental Cash Flow Information

During the three months ended December 31, 2004, PlanGraphics paid $51,180 of interest. No payments of taxes were made.

(7) Recently Issued Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004). Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but, as discussed above, continue to account for stock options under APB No. 25. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense determined under the fair value approach for our stock option program in the notes to our financial statements. We expect to choose the modified prospective method of adoption of SFAS No. 123R, therefore, beginning in the first quarter of 2006, we will be required to record stock related costs in our income statement. While under current guidance we have used the Black-Scholes method to calculate pro forma compensation expense, the new guidance will also allow other methods, such as the binomial method. We are evaluating the alternative methods to value stock options and do not presently know the impact of changing our current method.

SFAS No. 154 "Accounting for Changes and Error Corrections--a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 was issued in June 2005 and requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS No. 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3; but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS No. 154 will be effective beginning with our 2006 fiscal year and could affect any accounting changes that we elect to make thereafter.

(8) Subsequent Events

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

Letter of Intent. On October 18, 2004 we entered into a non-binding letter of intent with IceWEB, Inc. ("IWEB"), a provider of Web content management systems and tools located in Herndon, Virginia, under which we would merge with ICEW. The letter of intent has been amended from time to time. PGRA shareholders are to receive cash and ICEW common stock in exchange for PGRA common stock.

Leased Facilities. During May 2005 PGI-MD reached an agreement in principle with its landlord, Capital View Development LLC regarding our leased facilities in Frankfort, Kentucky. The terms agreed to will provide for termination of the existing lease and forgiveness of approximately $49,000 in past due lease payments. The terms of the agreement in principle also provide for a new lease to be effective June 1, 2005 for approximately 10,500 square feet (rather than the 20,500 previously occupied) resulting in a reduction of future lease costs by approximately $197,000 annually from the previous lease rate.

Sale of Jobview Minority Interest. Effective September 30, 2005 we sold our minority interest management units owned by us to two individuals in exchange for total payment of $198,250. Pursuant to the terms of the Agreement, we are also entitled to receive all financial distributions related to our ownership of the units for all fiscal years ending prior to January 1, 2005 and for the fiscal year ended December 31, 2005, notwithstanding the fact that we will not own the units at the end of such fiscal year.

(9) Foreign Currency Translation

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


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of December 31, 2004 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2004, appearing in our FY 2004 Form 10-KSB. Readers should take into account the liquidity caution appearing in Note B of the September 30, 2004 financial statements. The Company presently continues to encounter very constrained cash flows and is carefully managing its resources while dealing with very limited cash availability. As a result, from time to time we have experienced delays in making payments of payrolls and amounts owed to subcontractors.

Cash Flow

We continue to experience very constrained cash flows, primarily as a result of a major project for which we do not receive periodic progress payments, causing us to finance the resources needed with funds from operations. As a result from time to time we have delayed payrolls and payment of subcontractor invoices. As of December 31, 2004 we had a net working capital deficit of ($1,462,505) versus a net working capital deficit of ($1,168,114) at September 30, 2004. The decrease in working capital resulted from the operating losses.

In the three months ended December 31, 2004, operations provided net cash of $276,201, as compared to $132,439 used by operations in the period ended December 31, 2003. This increase in cash provided was primarily a result of the increase in deferred revenue balances as certain customers paid us in advance for software requiring performance of certain services in the future.

Our accounts receivable at December 31, 2004 have decreased slightly by $156,734 since September 30, 2004. Notes payable with current maturities increased $159,418 from September 30, 2004 as a result of the suspension of the line of credit and the requirement for us to begin reducing the existing balance.

In the period ended December 31, 2004, we did not use cash in investing activities while we used $30,982 in investing activities during the period ended December 31, 2003.

Financing activities in the period ended December 31, 2004 used $204,537 as compared to net cash of $136,640 provided by financing activities in the period ended December 31, 2003. Increased payment to reduce our expired line of credit accounted for the increase.

Accounts receivable balances at December 31, 2004 and 2003, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity Certain delays in payment are associated with a number of factors, reflecting the financial strains of public sector organizations, typical administrative procedural matters and the general slow-down normally experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

As of December 31, 2004 our billed contract accounts receivable were $1,955,955 less allowance for uncollectible accounts of $3,430. During the current quarter billed receivables in arrears greater than 60 days increased from $252,325 at September 30, 2004 to $636,042 and no client accounted for more than $123,806 at December 31, 2004.

As of December 31, 2004, our number of days sales outstanding (DSO) were at approximately 166 days, comparable with 162 days a year earlier. Management believes that its net receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

The elevated levels of aged accounts receivable we experience, coupled with the need to finance a major project with cash from operations, places severe cash flow constraints on the Company requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs.

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

As of December 31, 2004, our cash and cash equivalents had increased from September 30, 2004 to $91,221.

Operations Outlook

While we have secured a new financing arrangement (see above) and have raised funds from the sale of our interest in Jobview, we expect that our operations will continue to be impacted by constrained cash flows through the end of calendar year 2005.

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Subsequent to the economic stress of previous years on our primary customer base, the public sector, we see continuing and increased expenditures in the service areas where we are most significantly involved. In addition, our decision to acquire certain proprietary and licensable technologies for use as middleware to spatial and non spatial databases provides both a solution vehicle for an expanded customer base, inclusive of federal and commercial sectors, and a recurring revenue stream. These solutions include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. We believe our decisions were well timed and we further believe that market will produce material additional work flow for the company in response to Homeland and commercial security needs.

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

As of December 31, 2004, we had work backlog and assignments of approximately $15.7 million, increased slightly from the $15.4 million reported for September 30, 2004 and a decrease from $18.7 million as of December, 2003. Approximately $14.4 of the backlog at December 31, 2004 was funded versus $14.1 million at September 30, 2004. Of the $15.7 million, we expect to complete approximately $7.2 million within 12 months. More recently The Company's estimated backlog and assignments as of July 30, 2005 amounted to approximately $13.9 million of which about $10 million is funded. Revenue from the December 31, 2004 backlog and assignments will be recognized through the fiscal year ending September 30, 2007. We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. As most of our orders are from existing or previous customers with whom we have a good relationship, we do not anticipate cancellation of such contracts or order assignments.

We have made substantial progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Currently, we plan to grow internally through strategic alliances that enhance shareholder value. Our business alliance with Oracle Corporation has yielded multiple business prospects as has our relationship with the alert notification company Genutec Business Solutions. Further, our marketing efforts in China continue to yield results measured by increased sales to current clients and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated.

                              Results of Operations

Results of Operations for the Quarter Ended December 31, 2004

Revenues

Our revenues decreased $350,333 or 17% from $2,110,120 for the quarter ended December 31, 2003 to $1,759,787 for the quarter ended December 31, 2004. This decrease was caused by the winding down of certain projects, while other projects are just beginning and new work with clients using Xmarc and Steps has not yet been authorized to begin or was at low levels of activity. Concurrently, we are also changing our revenue blend to include higher margin software licenses and maintenance revenue to complement our existing professional services activities which will allow us, over time, to improve gross margins with lower gross revenue.

Deferred revenue increased $338,469 from the beginning of fiscal year balance of $546,602 as a result of software sales for which certain services will be performed in the future. We expect the deferred revenue to be earned and recorded as revenue during the ensuing quarters.

Costs and Expenses

Total costs and expenses for the quarter ended December 31, 2004 amounted to $2,054,316, a slight decrease of $63,353 compared to $2,117,669 for the quarter ended December 31, 2003. This 3% decrease trails behind the 17% decrease in revenue for the period.

Direct contract costs decreased $24,170 or 2%. Salaries and benefits decreased by approximately $48,123 because of reductions in staff related to the decrease in revenue. General and administrative expenses increased by $15,196, or 8% resulting from increased overhead expenses related primarily to increases in audit, bank and late fees and rent.

Marketing expense decreased $8,980, or 18%, caused primarily by a shift of business development activities in conjunction with our business partners and by the need to reduce demand on cash. The decreases occurred primarily in $10,000 of professional fees and $8,000 in travel related costs offset by increases of $3,287 in conference expenses and $7,901 in proposal expenses.

Finally, other operating costs increased by $2,724 or 4% primarily as a result of amortization of Xmarc technologies purchased June 30, 2003.

Net loss

Our operating loss for the quarter ended December 31, 2004 amounted to $294,529 versus the prior year operating loss of $7,549. The change is a result of decreased revenues during the current quarter.

Interest expense amounted to $54,021 in the current quarter and compares favorably with $65,965 during the same period of the prior year. Other income increased from the prior year total by $12,925 as a result of Xmarc royalty income and commissions from our in-house travel reservation agent activities.

We incurred a net loss of $329,121 for the quarter ended December 31, 2004 as compared to a net loss of $67,010 for the prior year period. The impacts noted above account for the change in performance.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2005

We have net operating loss carryforwards of approximately $14.2 million as of December 31, 2004 versus $13.9 million at September 30, 2004. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended December 31, 2004.

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

As of the date of filing this Form 10-QSB, we have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act for fiscal year 2005. Section 404 requires an annual management report of the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm attest to the accuracy of management's evaluation report.



PART II- OTHER INFORMATION

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1,Section 302 Certification for the principal executive officer, dated December 30, 2005, and filed on page 15 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated December 30, 2005, and filed on page 16 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated December 30, 2005 and filed on page 17 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated December 30, 2005 and filed on page 18 of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLANGRAPHICS, INC.

Dated: December 30, 2005




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