Form 10QSB
period 2005-03-31
PLANGRAPHICS INC
filed 2006-01-04
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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


                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Indicate by check mark whether the small business issuer is a shell company (as defined in Exchange Act Rule 12b-2)
                                                                  Yes [ ] No [X]

Indicate by check mark whether the small business issuer is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                                                                  Yes [ ] No [X]

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

   97,214,418 shares of common stock were outstanding as of December 22, 2005.

                                            Number of pages in this report is 21

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

Risks. Although we believe that the expectations that we express in this report are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o we continue to experience very constrained cashflows and may not overcome the underlying reasons for the liquidity caution included in Note B to our financial statements for the year ended September 30, 2004;
o we may experience subcontractor work stoppages as a result of delayed payments to them;
o    we may lose customers or fail to grow our customer base;
o we may not be able to sustain our current operations or to successfully integrate new customers or assets obtained through future strategic partnerships, joint ventures or acquisitions;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology;

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

                                Table of Contents







Part I Financial  Information                                                 4


  Item 1. Financial Statements (Unaudited)                                    4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flow                                      6


    Notes to Consolidated Financial Statements                                7


  Item 2. Management Discussion and Analysis                                 11


  Item 3. Controls and Procedures                                            15


Part II Other Information                                                    16


  Item 6. Exhibits Index                                                     16


  Signature Page                                                             17


  Exhibits                                                                   18


                                     Part I
                              Financial Information
Item 1. Financial Statements
                               PLANGRAPHICS, INC.
                           Consolidated Balance Sheet



                                                                      March 31,
                                                                        2005
                                                                    ------------
        ASSETS                                                      (Unaudited)
CURRENT ASSETS
  Accounts receivable, net                                          $  2,983,501
  Prepaid expenses and other                                              88,351
                                                                    ------------
        Total current assets                                           3,071,852
                                                                    ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                1,866,667
  Equipment and furniture                                                905,000
                                                                    ------------
                                                                       2,771,667
    Less accumulated depreciation and amortization                     1,862,449
                                                                    ------------
                                                                         909,218
                                                                    ------------

OTHER ASSETS
  Goodwill                                                             1,907,107
  Software, for future project use, net of accumulated
     amortization of $74,802                                             244,805
  Other                                                                   87,366
                                                                    ------------
                                                                       2,239,278
                                                                    ------------

        TOTAL ASSETS                                                $  6,220,348
                                                                    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                $     35,569
  Obligations under capital lease - related party, current               148,489
  Accounts payable                                                     2,700,223
  Accrued payroll costs and vacations                                    382,067
  Accrued expenses                                                       335,656
  Deferred revenue and prebillings                                     1,011,703
                                                                    ------------
        Total current liabilities                                      4,613,707
                                                                    ------------

LONG-TERM LIABILITIES
  Long-term obligations under capital leases - related
   party, less current maturities                                      1,001,700
  Notes payable, less current maturities                                 150,000
                                                                    ------------
        Total long-term liabilities                                    1,151,700
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                               --
                                                                    ------------
        TOTAL LIABILITIES                                              5,765,407
                                                                    ------------

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                              --
  Common stock, no par value, 2,000,000,000 shares authorized,
   97,214,418 shares issued and outstanding                           20,688,118
  Accumulated deficit                                                (20,233,177)
                                                                    ------------
        Total Shareholders' Equity                                       454,941
                                                                    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  6,220,348
                                                                    ============



See accompanying notes to unaudited consolidated financial statements


                                         PLANGRAPHICS, INC.
                                Consolidated Statements of Operations
                                             (Unaudited)

                         For the three and six month periods ended March 31,

                                                Six months ended               Three months ended
                                          ----------------------------    ----------------------------
                                              2005            2004            2005            2004
                                          ------------    ------------    ------------    ------------

Revenues                                  $  3,473,903    $  4,240,971    $  1,714,116    $  2,110,120

Cost of sales:
  Direct contract costs                      2,376,245       2,870,356       1,057,851       1,342,564
  Salaries and employee benefits               813,464         931,332         403,143         458,444
  General and administrative expenses          444,455         426,296         233,988         195,271
  Marketing expenses                            63,399          88,267          22,710          49,669
  Other operating expenses                     151,827         149,824          77,382          71,721
                                          ------------    ------------    ------------    ------------
         Total costs and expenses            3,849,390       4,466,075       1,795,074       2,117,669
                                          ------------    ------------    ------------    ------------

         Operating loss                       (375,487)       (225,104)        (80,958)         (7,549)
                                          ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                  53,206          43,410          30,347           6,504
  Interest expense                            (118,268)       (131,964)        (64,247)        (65,965)
                                          ------------    ------------    ------------    ------------
                                               (65,062)        (88,554)        (33,900)        (59,461)
                                          ------------    ------------    ------------    ------------

         NET LOSS                         $   (440,549)   $   (313,658)   $   (114,858)   $    (67,010)
                                          ============    ============    ============    ============

Basic and diluted loss per common share   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                          ============    ============    ============    ============

Weighted average number of shares of
 common stock outstanding for:

Basic and diluted loss per share            97,214,418      97,214,418      97,214,418      97,214,418
                                          ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements


                               PLANGRAPHICS, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                           Six Months ended March 31,

                                                         2005           2004
                                                     -----------    -----------
Cash flows provided by operating activities:
  Net loss                                           $  (440,549)   $  (313,658)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                       147,753        149,824
   Changes in operating assets and liabilities
      Accounts receivable                                420,256        143,497
      Prepaid expenses and other                         (61,036)       (37,353)
      Other assets                                        (3,476)        13,179
      Accounts payable                                   588,645        644,170
      Accrued expenses                                  (291,454)      (412,576)
      Deferred revenue and prebillings                   465,101        (77,513)
                                                     -----------    -----------
        Net cash provided by operating activities        825,240        109,570
                                                     -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                  (1,720)        (2,895)
  Addition to software held for future use                  --          (28,084)
                                                     -----------    -----------
        Net cash used in investing activities             (1,720)       (30,979)
                                                     -----------    -----------

Cash flows used in financing activities:
  Proceeds from debt                                   1,650,900      2,048,634
  Payments on debt                                    (2,412,450)    (2,133,611)
  Payments on note payable - related parties              (9,000)      (138,400)
  Payments on obligations under capital lease            (72,527)       (64,498)
  Repayment of note receivable for stock purchase           --          182,750
                                                     -----------    -----------
        Net cash used in financing activities           (843,077)      (105,125)
                                                     -----------    -----------

Net decrease in cash                                     (19,557)       (26,534)
Cash and cash equivalents at beginning of year            19,557         28,216
                                                     -----------    -----------

Cash and cash equivalents at end of period           $      --      $     1,682
                                                     ===========    ===========


See accompanying notes to unaudited consolidated financial statements

                                        6

                               PLANGRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Consolidated Financial Statements

The summary of our significant accounting policies are incorporated by reference to our annual report of September 30, 2004, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are herewith notified to read the "liquidity caution" caution in Note B to our financial statements for the year ended September 30, 2004.

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

(2) Accounts Receivable

The components of contract accounts receivable are as follows:

               Components of Accounts Receivable

                                                       March 31,
                                                         2005
                                                      ----------
                                                       Unaudited

               Contract receivables:
                  Due from factor                     $  112,691
                  Unfactored billed receivables        1,676,856
                  Unbilled                             1,193,954
                                                      ----------
                                                       2,983,501
               Less allowance for doubtful accounts         --
                                                      ----------
               Accounts receivable, net               $2,983,501


We have historically received greater than 10% of annual revenues from one or more customers. The following clients provided more than 10% of our revenue for the three months ended March 31, 2005: City of New York Department of Environmental Protection (NYCDEP) 39%, World Bank funded projects in China 15% and the Oregon Geospatial Enterprise 11%. Projects funded through the City of New York's Department of Information Technology and Telecommunications (NYDOITT) contract vehicle accounted for 76% of revenue for the three-month period ended March 31, 2004. In addition, at March 31, 2005 the following clients comprised 10% or more of our billed accounts receivable: NYCDEP 19% and the Italian Ministry of Finance (SOGEI) 10%. At March 31, 2004, NYDOITT accounted for 35% of billed accounts receivable; NYDOITT has been the largest of our customers and its revenues represent services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial description above.

Deferred revenue amounts are $1,011,703 at March 31, 2005 and represent amounts billed in excess of amounts earned. The increase over the prior year is a result of our sales of certain software paid in advance that also requires future performance of services.

(3) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $13.9 million with expirations through 2026. At March 31, 2005, the amount of the net operating loss carryforward balance is estimated at $14.2 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2004 and at March 31, 2005. As a result, no provision or benefit for income tax has been recorded for the three and six month periods ended March 31, 2005.

(4) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2007 as noted in Note F to the Consolidated Financial Statements in Form 10-KSB for the fiscal year ended September 30, 2004. We recently entered into an agreement in principle with our Frankfort facility landlord to terminate the capital lease and execute a new lease for approximately one half of the space we have historically occupied (see Note 10, Subsequent Events, below).

(5) Net Income and Loss Per Common Share.

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at March 31, 2005 and 2004, were 13,142,803 and 12,253,803, respectively.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                                        Periods ending March 31,
                                                  Six months              Three months
                                           -------------------------------------------------
                                              2005         2004         2005         2004
Basic EPS share quantity                   97,214,418   97,214,418   97,214,418   97,214,418
Effect of dilutive options and warrants*         --           --           --           --
                                           ----------   ----------   ----------   ----------
Dilutted EPS share quantity                97,214,418   97,214,418   97,214,418   97,214,418


*As we incurred losses in the three and six month periods ended March 31, 2005 and 2004 none of our outstanding options or warrants were included in the computation of diluted earnings per share for that period as their effect would be anti-dilutive.

(6) Stock Based Compensation

Financial Accounting Standard (FAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" require the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Accordingly, compensation cost is not reflected in net income for options granted to officers and directors from stock option plans for the periods presented, as the options have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions included in the three and six month periods ended March 31, 2005 and 2004, respectively: risk-free interest rates of 2.75% and 1.75%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 121% and 134%; and expected life of the options varying from three to five years.

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

Had the expense for PGI's stock-based compensation been determined using the fair value based method defined in FAS 123, "Accounting for Stock-Based Compensation," its net income (loss) and net income (loss) per share would have been reported at the pro forma amounts indicated below:

                                         Six Months Ended           Three Months Ended
                                        2005          2004          2005          2004
                                     ----------    ----------    ----------    ----------
Net loss:
  As reported                        $ (440,549)   $ (313,658)   $ (114,858)   $  (67,010)
  Incremental Compensation Expense      (36,382)      (34,382)      (18,169)      (17,191)
                                     ----------    ----------    ----------    ----------
  Pro forma                          $ (476,931)   $ (348,040)   $ (133,027)   $  (84,201)
                                     ==========    ==========    ==========    ==========

Basic loss per share:
  As reported                        $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                                     ==========    ==========    ==========    ==========
  Pro forma                          $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                                     ==========    ==========    ==========    ==========

Diluted loss per share
  As reported                        $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                                     ==========    ==========    ==========    ==========
  Pro forma                          $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                                     ==========    ==========    ==========    ==========

(7) Supplemental Cash Flow Information

During the six months ended March 31, 2005, PlanGraphics paid $113,466 of interest. No payments of taxes were made.

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


(8) Recently Issued Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004). Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but continue to account for stock options under APB No. 25. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense determined under the fair value approach for our stock option program in the notes to our financial statements. We expect to choose the modified prospective method of adoption of SFAS No. 123R, therefore, beginning in the first quarter of 2006, we will be required to record stock related costs in our income statement. While under current guidance we have used the Black-Scholes method to calculate pro forma compensation expense, the new guidance will also allow other methods, such as the binomial method. We are evaluating the alternative methods to value stock options and do not presently know the impact of changing our current method.

In April 2005, the SEC issued a press release announcing that it would provide for phased-in implementation guidance for Statement 123(R). The SEC would require that registrants that are small business issuers adopt Statement 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after December 15, 2005. The Company intends to adopt Statement 123(R) on October 1, 2006.

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

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements ("EITF 05-6"). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee's normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company has determined EITF 05-6 will not materially impact its financial position or results of operations.

Management has reviewed remaining accounting pronouncements issued during the six months ended March 31, 2005, and determined that no others were applicable to our present operations.

(9)  Accounts Receivable Agreement

Our existing line of credit expired on October 3, 2004, and we entered into a forbearance agreement with our lender, Branch Banking & Trust, Co. to allow us time to locate a replacement credit facility which was extended to January 10,

2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which PlanGraphics is immediately paid 80% of the face value. Upon collection of the invoices the remaining 20% of each invoice, less varying levels of discount dependent upon the age of the receivables at the time of collection ranging from 0.90% to 5.40%, is remitted to PGI. The agreement includes a requirement for PGI to submit a minimum of $500,000 of invoices each month; if the minimum is not met during a three-month period, certain additional fees apply. Invoices not paid within 90 days of the invoice date are subject to either repurchase by PGI or replacement with an invoice of like or higher value. This agreement was subsequently modified and Rockland Credit Financing LLC, a minority participant in the KCap financing agreement, became the lead financial institution with KCap becoming the subordinate. The agreement is automatically extended for one additional 12-month period. As of March 31, 2005 invoices amounting to approximately $1,429,107 had been purchased by Rockland and $112,691 was due from Rockland.

(10) Subsequent Events

Letter of Intent. On October 18, 2004, we entered into a non-binding letter of intent with IceWEB, Inc. ("IWEB"), a provider of Web content management systems and tools located in Herndon, Virginia, under which we would merge with ICEW. The letter of intent has been modified from time to time. PGRA shareholders are to receive cash and ICEW common stock in exchange for PGRA common stock.

Leased Facilities. During May 2005 PGI-MD reached an agreement in principle with its landlord, Capital View Development LLC ("CVD") regarding our leased facilities in Frankfort, Kentucky. The terms agreed to will provide for termination of the existing lease and forgiveness of approximately $49,000 in past due lease payments. The terms of the agreement in principle also provide for a new lease to be effective June 1, 2005 for approximately 10,500 square feet (rather than the 20,500 previously occupied) resulting in a reduction of future lease costs by approximately $197,000 annually from the previous lease rate. Our chief executive office owns an interest in CVD.

Extension of Employment Agreement. On November 9, 2005, our board of directors amended the employment agreement of our President and Chief Executive Officer through September 30, 2006.

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

(11)  Foreign Currency Translation

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


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of March 31, 2005 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes for the period ended September 30, 2004. Those prior year financial statements included a liquidity concern statement and readers should take that into consideration. The Company presently continues to encounter very constrained cash flows and is carefully managing its resources while dealing with very limited cash availability. As a result, from time to time we have experienced delays in making payments of payrolls and amounts owed to subcontractors.

Cash Flow

We continue to experience very constrained cash flows, primarily as a result of a major project for which we do not receive periodic progress payments, causing us to finance the resources needed with funds from operations. As a result from time to time we have delayed payrolls and payment of subcontractor invoices. As of March 31, 2005 we had a net working capital deficit of $(1,541,855) versus a net working capital deficit of $(1,168,114) at September 30, 2004 and a working capital deficit of $(542,606) at March 31, 2004. The further decrease in working capital deficit since March 31, 2004 resulted primarily from growth in current liabilities exceeding that in current assets caused our need to fund a certain major project from cash generated internally from operations because the project did not have progress payments authorized.

In the six months ended March 31, 2005, operations provided net cash of $825,240, as compared to $109,570 provided by operations in the period ended March 31, 2004. This increase in cash provided was a result of the growth in accounts payable, the collection of accounts receivable and the advance payments received for software packages requiring future services seen in our deferred revenue growth all of which were partially offset by operating loss. As the Company continues its transition to a blend of software solutions using Xmarc and derivative application products as well as its traditional professional services, we anticipate that the high margin software licensing revenue will mitigate cash flow constraints.

In the six month period ended March 31, 2005, net cash used in investing activities was $1,720 as compared to $30,979 of net cash used in investing activities in the period ended March 31, 2004. Increases to software held for future use accounted for the change.

Financing activities in the period ended March 31, 2005 used $843,077 as compared to net cash of $105,125 used by financing activities in the period ended March 31, 2004. Payment of the remaining balance of our expired line of credit was the primary reason for the increase in cash used.

Accounts receivable balances at March 31, 2005 and 2004, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

As of March 31, 2005 our accounts receivable were $2,983,501 inclusive of work-in-process. During the current quarter billed receivables in arrears greater than 60 days were reduced from $916,730 at September 30, 2004 to $636,042 and no client accounted for more than $123,806.

As of March 31, 2005, the number of days sales outstanding (DSO) were at approximately 155 days, as compared to 161 days a year prior and 159 days at September 30, 2004. The decreases from prior periods are related to improvement in payment procedures by one of our major customers. Management also believes that its net receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

The elevated levels of aged accounts receivable placed severe cash flow constraints on the company requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs. During the fiscal year, we secured a new financing arrangement as noted below.

Capital Resources

On January 7, 2005, we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") and subsequently Rockland Credit Financing LLC under which Rockland will purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. This new financing agreement replaces the previous asset based line of credit of February 15, 2002 with BB&T for $750,000 that was secured by the accounts receivable of PGI-MD. The BB&T line of credit expired on October 3, 2004, and we had entered into forbearance agreements with BB&T through January 10, 2005 allowing us time to locate the replacement credit facility.

As of March 31, 2005, our cash and cash equivalents had decreased from $19,557 at September 30, 2004.

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

As of March 31, 2005, we had total work backlog and assignments amounting to approximately $15.1 million, decreased from the $15.7 million as of December 31, 2004 reported on our September 30, 2004 Form 10-KSB and from $16.5 million as of March 31, 2004. Approximately $13.8 million of the backlog at March 31, 2005 was funded as compared to $12.4 million a year prior. Of the $15.1 million of backlog, we expect to complete approximately $7.0 million within 14 months.

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

We believe our purchase of the XMARC intellectual property and spatial integration software components for use in the public sector and utility markets provides us with increased access to federal, state and local government clients in addition to commercial enterprises as well as revenue from maintenance of existing XMARC systems already in the field. By combining the XMARC technologies with those of other suppliers of advanced software technologies, we have developed an Internet based product and service offering for use in emergency response and recovery as well as a portal to other enterprise information systems. We believe our acquisition of Xmarc Limited, a European distributor of Xmarc technologies, located in the United Kingdom, provides us with new customers and opportunities throughout Europe. As the company continues its transition to a blend of software solutions using Xmarc and derivative application products as well as its traditional professional services, software contract awards will unlikely be reported in backlog as the sale (booking) and the delivery of software (resulting in recognition of revenue) typically occur within a short period of time.

We have made substantial progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Currently, we plan to grow internally through strategic alliances that enhance shareholder value. Our business alliance with Oracle Corporation has yielded multiple business prospects as has our relationship with the alert notification company Genutec Business Solutions Inc. Further, our marketing efforts in China continue to yield results measured by increased sales to current clients and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated.

                              Results of Operations

Result of Operations for the three months Ended March 31, 2005

Revenues

Our revenues decreased $396,004 or 19% from $2,110,120 for the quarter ended March 31, 2004 to $1,714,116 for the quarter ended March 31, 2005. This decrease was caused by the winding down of certain projects while the startup of other projects was delayed by unavailable resources and new work with clients using

Xmarc and Steps had not yet been authorized to begin or is at low levels of activity. Concurrently, we are also changing our revenue blend to include higher margin software licenses and maintenance revenue to complement our existing professional services activities which will allow us, over time, to improve gross margins with lower gross revenue

Costs and Expenses

Total costs and expenses for the quarter ended March 31, 2005 amounted to $1,795,074, a decrease of $322,595 from the $2,117,669 for the quarter ended March 31, 2004 driven primarily by decreased direct contract costs. This 15% decrease compares with the 19% decrease in revenue for the period. The costs associated with the public parent company, PlanGraphics of Colorado, were $76,645 for the period, a decrease of $17,785 from the prior year period of $94,430; the decrease is associated with the decreased audit related expenses and closer management of expenses.

Direct contract costs decreased by $284,713, along with the decrease in revenue. Salaries and benefits decreased by approximately $55,301, or 12% as a result of attrition and the shifting of work to subcontractors. General and administrative expenses increased by $38,717, or 20%; marketing expense decreased $26,959, or 54% as conference, proposal and other marketing expenses decreased; and, finally, other operating costs experienced a decrease of $5,661.

Net loss

On a consolidated basis, our operating loss for the quarter ended March 31, 2005 was $80,958, an increase from the prior year operating loss of $7,549. This change is attributable to decreased revenues during the current quarter.

The operating subsidiary, PlanGraphics of Maryland, contributed $4,146 of the net operating loss for the quarter ended March 31, 2005, a decrease from the prior year operating loss of $6,686 for the operating subsidiary.

Interest expense amounted to $64,247 in the current quarter and compares with $65,965 during the same period of the prior year. Other income increased from the prior year total by $23,843.

On a consolidated basis, we incurred a net loss of $114,858 for the quarter ended March 31, 2005 as compared to the net loss of $67,010 for the prior year period. The impacts noted above account for the increase in the net loss. For the same period, the operating subsidiary, PlanGraphics of Maryland, incurred a net loss of $34,404, a decrease from the prior year period net loss by the operating subsidiary of $85,231.

Result of Operations for the six months Ended March 31, 2005

Revenues

Our revenues decreased $767,068 or 18% from $4,240,971 for the six month period ended March 31, 2004 to $3,473,903 for the period ended March 31, 2005. This decrease was caused by the winding down of certain projects while the startup of other projects was delayed by unavailable resources and new work with clients using Xmarc and Steps had not yet been authorized to begin or is at low levels of activity. Concurrently, we are also changing our revenue blend to include higher margin software licenses and maintenance revenue to complement our existing professional services activities which will allow us, over time, to improve gross margins with lower gross revenue.

Costs and Expenses

Total costs and expenses for the period ended March 31, 2005 amounted to $3,849,390, a decrease of $616,685 compared to $4,466,075 for the period ended March 31, 2004, and was primarily caused by decreases in direct contract costs. This 14% decrease compares with the 18% decrease in revenue for the period.

The costs associated with the public company, PlanGraphics of Colorado, were $137,129 for the period a decrease from the prior year period of $167,205; the decrease is associated with the reduction in accounting and audit fees coupled with closer management of expenses.

Direct contract costs decreased $494,111 or 17% trailing the decrease in revenue. Salaries and benefits decreased by approximately $117,868, or 13%, due to shifting some work to subcontractors during the period. General and administrative expenses increased by $18,159, or 4%, caused mostly by decreases in rent; while marketing expense decreased $24,868, or 28%, from decreases in travel and professional fees; and, finally, other operating costs increased slightly by $2,003 or 1%.

Net loss

On a consolidated basis, our operating loss for the six month period ended March 31, 2005 was $375,487, declining from the prior year operating loss of $225,104. This change is attributable to decreased revenues during the current period.

The operating subsidiary, PlanGraphics of Maryland, contributed $227,808 of the net operating loss as of March 31, 2005, compared to its prior year operating loss of $2,664.

Interest expense amounted to $118,268 in the current six month period and compares with $131,964 during the same period of the prior year; the decrease is attributable to the freeze on our former line of credit during the first quarter pending our execution of a new financing arrangement. Other income increased from the prior year total by $9,796 as a result of income from our investment in Jobview.com and increased royalty income, coupled with commissions from our in-house travel reservation agent activities.

On a consolidated basis, we incurred a net loss of $440,549 for the six months ended March 31, 2005 as compared to the net loss of $313,658 for the prior year period. The impacts noted above account for the increase in the net loss.

For the same period, the operating subsidiary, PlanGraphics of Maryland, incurred a net loss of $281,652, an increase from its prior year net loss of $83,916.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2005 and FY 2004

We have net operating loss carryforwards of approximately $14.3 million as of March 31, 2005 versus $13.9 million at September 30, 2004 (See Note E to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2004). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended March 31, 2005.

Critical Accounting Policies and Estimates

We do not have any updates to the Critical Accounting Policies disclosed in Item 6, Part Two of our Annual Report on Form 10-KSB for September 30, 2003 and filed with the SEC.

ITEM 3. CONTROLS AND PROCEDURES

Inherent limitations of Control Systems

We maintain appropriate internal controls and disclosure controls, and related procedures, that are designed to ensure that financial and other information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported promptly and properly to meet the current requirements. Such controls and procedures, no matter how well designed and operated, may have inherent limitations in a cost-effective control system, and therefore misstatements due to error or fraud may occur and not be detected. See the expanded discussion in Item 14 of Part Two in our Form 10-KSB for September 30, 2004.

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


PART II- OTHER INFORMATION

ITEM 6. EXHIBIT INDEX.

     (a) Exhibits:

Exhibit 31.1,Section 302 Certification for the principal executive officer, dated December 30, 2005, and filed on page 18 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated December 30, 2005, and filed on page 19 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated December 30, 2005 and filed on page 20 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated December 30, 2005 and filed on page 21 of this report.

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