Form 10QSB
period 2005-06-30
PLANGRAPHICS INC
filed 2006-01-04
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the small business issuer is a shell company (as defined in Exchange Act Rule 12b-2)
                                                                  Yes [ ] No [X]

Indicate by check mark whether the small business issuer is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                                                                  Yes [ ] No [X]

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

   97,214,418 shares of common stock were outstanding as of December 28, 2005.


                                           Number of pages in this report is 21.

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

Risks. Although we believe that the expectations that we express in this report are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplated. Our actual results could be materially different from our expectations, including the following:

o we continue to experience very constrained cashflows and may not overcome the underlying reasons therefore;
o we may experience subcontractor work stoppages as a result of delayed payments to them;
o    we may lose customers or fail to grow our customer base;
o we may not be able to sustain our current operations or to successfully integrate new customers or assets obtained through future strategic partnerships, joint ventures or acquisitions;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology;

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

                                Table of Contents







Part I Financial  Information                                                 4


   Item 1. Financial Statements (Unaudited)                                   4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flow                                      6


    Notes to Consolidated Financial Statements                                7


   Item 2. Management Discussion and Analysis                                12

   Item 3. Controls and Procedures                                           16

Part II Other Information                                                    16


   Item 6.  Exhibit Index                                                    16

   Signature Page                                                            17

   Exhibits                                                                  18


                                     Part I
                              Financial Information
Item 1. Financial Statements
                               PLANGRAPHICS, INC.
                           Consolidated Balance Sheet



                                                                      June 30,
                                                                        2005
                                                                    ------------
      ASSETS                                                         (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                         $     17,469
  Accounts receivable, net                                             3,276,019
  Prepaid expenses and other                                             126,787
                                                                    ------------
      Total current assets                                             3,420,275
                                                                    ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                905,000
                                                                    ------------
                                                                         905,000
    Less accumulated depreciation and amortization                       823,785
                                                                    ------------
                                                                          81,215
                                                                    ------------

OTHER ASSETS
  Goodwill                                                             1,907,107
  Software, for future project use, net of accumulated
     amortization of $101,595                                            218,012
  Other                                                                   84,384
                                                                    ------------
                                                                       2,209,503
                                                                    ------------

      TOTAL ASSETS                                                  $  5,710,993
                                                                    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                $     35,569
  Accounts payable                                                     2,685,535
  Accrued payroll costs and vacations                                    420,187
  Accrued expenses                                                       368,624
  Deferred revenue and prebillings                                     1,194,102
                                                                    ------------
      Total current liabilities                                        4,704,017
                                                                    ------------

LONG-TERM LIABILITIES
   Notes payable, less current maturities                                150,000
                                                                    ------------
      Total long-term liabilities                                        150,000
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                               --

                                                                    ------------
      TOTAL LIABILITIES                                                4,854,017
                                                                    ------------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                              --
  Common stock, no par value, 2,000,000,000 shares authorized,
   97,214,418 and 97,214,418 shares issued and outstanding            20,688,118
  Accumulated deficit                                                (19,831,142)
                                                                    ------------
      Total shareholders' equity                                         856,976
                                                                    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  5,710,993
                                                                    ============


See accompanying notes to unaudited consolidated financial statements


                                            PLANGRAPHICS, INC.
                                  Consolidated Statements of Operations
                                               (Unaudited)

                            For the three and nine month periods ended June 30,

                                                     Nine months ended               Three months ended
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------

Revenues                                        $  5,391,991    $  6,342,360    $  1,908,825    $  2,101,389

Costs and expenses:
  Direct contract costs                            3,460,070       4,546,198       1,083,824       1,675,842
  Salaries and employee benefits                   1,201,154       1,357,185         387,689         425,853
  General and administrative expenses                688,857         635,946         240,958         209,650
  Marketing expenses                                  89,257         130,760          25,858          42,493
  Other operating expenses                           209,228         228,380          61,475          78,556
Gain on lease termination                           (333,144)           --          (333,144)           --
                                                ------------    ------------    ------------    ------------
       Total costs and expenses                    5,315,422       6,898,469       1,466,660       2,432,394
                                                ------------    ------------    ------------    ------------

       Operating income (loss)                        76,569        (556,109)        442,165        (331,005)
                                                ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                        64,669          43,830          21,356             420
  Interest expense                                  (179,753)       (198,274)        (61,486)        (66,310)
                                                ------------    ------------    ------------    ------------
                                                    (115,084)       (154,444)        (40,130)        (65,890)
                                                ------------    ------------    ------------    ------------

       NET INCOME (LOSS)                        $    (38,515)   $   (710,553)   $    402,035    $   (396,895)
                                                ============    ============    ============    ============

Basic earnings (loss) per common share          $      (0.00)   $      (0.01)   $       0.00    $      (0.00)
                                                ------------    ------------    ------------    ------------
Diluted earnings (loss) per common share        $      (0.00)   $      (0.01)   $       0.00    $      (0.00)
                                                ------------    ------------    ------------    ------------

Weighted average number of shares of
 common stock outstanding for:

  Basic earnings (loss) per share                 97,214,418      97,214,418      97,214,418      97,214,418
                                                ============    ============    ============    ============
  Diluted earnings (loss) per share               97,214,418      97,214,418      97,214,418      97,214,418
                                                ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements


                               PLANGRAPHICS, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                           Nine Months ended June 30,

                                                         2005           2004
                                                     -----------    -----------
Cash flows provided by operating activities:
  Net loss                                           $   (38,515)   $  (710,553)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                       209,228        228,380
     Cancellation of debt                                (49,941)          --
     Gain on termination of capital lease               (333,144)          --
   Changes in operating assets and liabilities
      Accounts receivable                                 80,640        268,542
      Allowance for doubtful accounts                     36,081           --
      Prepaid expenses and other                         (91,469)       (16,362)
      Other assets                                         2,521          7,419
      Accounts payable                                   623,900      1,476,531
      Accrued expenses                                  (220,366)      (674,487)
      Deferred revenue and prebillings                   647,500       (124,750)
                                                     -----------    -----------
        Net cash provided by operating activities        866,435        454,720
                                                     -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                  (1,719)       (11,198)
  Addition to software held for future use                  --          (28,084)
                                                     -----------    -----------
        Net cash used in investing activities             (1,719)       (39,282)
                                                     -----------    -----------

Cash flows used in financing activities:
  Net proceeds from debt                               1,650,900      3,399,134
  Payments on debt                                    (2,412,454)    (3,741,931)
  Payment on note payable                                   --          (26,577)
  Repayments of note payable - related parties            (9,000)      (158,400)
  Payments on obligations under capital lease            (96,250)       (98,349)
  Collection of note receivable for stock purchase          --          182,750
                                                     -----------    -----------
        Net cash used in financing activities           (866,804)      (443,373)
                                                     -----------    -----------

Net decrease in cash                                      (2,088)       (27,935)
Cash and cash equivalents at beginning of year            19,557         28,216
                                                     -----------    -----------

Cash and cash equivalents at end of period           $    17,469    $       281
                                                     ===========    ===========


See accompanying notes to unaudited consolidated financial statements

                                        6

                               PLANGRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Consolidated Financial Statements

The summary of our significant accounting policies are incorporated by reference to our annual report of September 30, 2004, on Form 10-KSB which is to be filed with the Securities and Exchange Commission during September 2005. Readers are herewith notified to read the "Liquidity Concerns" caution in Note B to our financial statements for the year ended September 30, 2004.

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

The accompanying unaudited consolidated financial statements for PlanGraphics, Inc. ("the Company") and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. We believe that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September 30, 2005.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

(2) Accounts Receivable

The components of contract accounts receivable are as follows:

                                                      June 30,
                                                        2005
                                                     ----------
                                                      Unaudited
              Accounts Receivable
                 Due from factor                     $   154,240
                 Unfactored billed receivables         1,101,239
                 Unbilled                              2,056,621
                                                     -----------
                                                       3,312,100
              Less allowance for doubtful accounts       (36,081)
                                                     -----------
              Accounts receivable, net               $ 3,276,019


We have historically received greater than 10% of annual revenues from one or more customers. The City of New York accounted for 55% of revenue for the quarterly period ended June 30, 2005, compared with June 30, 2004 when they accounted for 69%. In addition, at June 30, 2005, the City of New York accounted for 17% of billed accounts receivable compared to 30% at June 30, 2004. The City of New York is the largest of our current customers and its revenues represent services both as a client and as a contract vehicle utilized by as many as 20 different departments within the New York City government through individual order assignments. The diversity of order assignments and variety of departments as clients diminishes the concentration of revenue and receivables in a manner not obvious from the financial description above.

Deferred revenue amounted to $1,194,102 at June 30, 2005 and $482,074 at June 30, 2004 and represents amounts billed in excess of amounts earned. The increase over the prior year is a result of our sales of certain software paid in advance that also requires future performance of services.

(3) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $13.9 million with expirations through 2026. At June 30, 2005, the amount of the net operating loss carryforward balance is estimated at $13.9 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2004 and at June 30, 2005. As a result, no provision or benefit for income tax has been recorded for the three and nine month periods ended June 30, 2005.

(4) Lease Obligations

We lease various equipment as well as facilities under capital and operating leases that expire through the year 2007 as noted in Note F to the Consolidated Financial Statements in Form 10-KSB for the fiscal year ended September 30, 2004.

(5) Related Party Transactions

We recently entered into an agreement in principle with Capital View Development LLC, an entity in which our chief executive officer has an interest (see Note 12, Subsequent Events, below).

(6) Net Income and Loss Per Common Share.

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at June 30, 2005 and 2004, were 13,328,965 and 12,619,302, respectively.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                                  Nine months              Three months
                                            -----------------------   -----------------------
                                               2005         2004         2005         2004
Bsic EPS share quantity                     97,214,418   97,214,418   97,214,418   97,214,418
Effect of dilutive options and warrants *         --           --           --           --
                                            ----------   ----------   ----------   ----------
Diluted WPS share quantity                  97,214,418   97,214,418   97,214,418   97,214,418


*The closing market price of PGRA on June 30, 2005 was lower than the exercise fee of all outstanding options and warrants. Because of that, we assume that none of the outstanding options or warrants would have been exercised and therefore none were included in the computation of diluted earnings per share for quarter ended June 30, 2005. Further, for the net-loss periods we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.

(7) Stock Based Compensation

Financial Accounting Standard (FAS) No. 123, "Accounting for Stock-Based Compensation" and FAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" require the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.. Accordingly, compensation cost is not reflected in its net income for options granted to officers and directors from stock option plans for the periods presented, as the options have an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions recorded in the three and nine month periods ended June 30, 2005 and 2004, respectively: risk-free interest rates of 2.75% and 1.75%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 121% and 134%; and expected life of the options varying from three to five years.

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

Had the expense for PGI's stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, "Accounting for Stock-Based Compensation," its net income (loss) and net income
(loss) per share would have been reported at the pro forma amounts indicated below:

                                       Nine Months Ended          Three Months Ended
                                       2005          2004         2005          2004
                                     ---------    ----------    ---------   -----------
Net income (loss):
  As reported                        $ (38,515)   $ (710,553)   $ 402,035   $  (396,895)
  Incremental Compensation Expense   $ (60,865)   $  (51,271)   $ (20,865)  $   (16,711)
                                     ---------    ----------    ---------   -----------
  Pro forma                          $ (99,380)   $ (761,824)   $ 381,170   $  (413,606)
                                     =========    ==========    =========   ===========

Basic income (loss) per share:
  As reported                        $   (0.00)   $    (0.01)   $    0.00   $     (0.00)
                                     =========    ==========    =========   ===========
  Pro forma                          $   (0.00)   $    (0.01)   $    0.00   $     (0.00)
                                     =========    ==========    =========   ===========

Diluted income (loss) per share
  As reported                        $   (0.00)   $    (0.01)   $    0.00   $     (0.00)
                                     =========    ==========    =========   ===========
  Pro forma                          $   (0.00)   $    (0.01)   $    0.00   $     (0.00)
                                     =========    ==========    =========   ===========


(8) Supplemental Cash Flow Information

During the nine months ended June 30, 2005, PlanGraphics paid $162,241 of interest. No payments of taxes were made.

Schedule of Non-Cash Investing Activities

Supplemental cash flow information for the nine months ended June 30, 2004. Effective March 31, 2004, the Company acquired 100% of the outstanding stock of Xmarc Limited, ("XL") for a total purchase price of approximately $64,647 in a non-cash transaction (See note 10, below). The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations." Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows:

    Accounts receivable                          $ 231,273
    Goodwill                                        36,532
        Accounts payable                                     $ 151,574
        Deferred revenue                                        51,584
        Purchase price                                          64,647
                                                 ---------   ---------
                                                 $ 267,805   $ 267,805
                                                 =========   =========

Supplemental cash flow information for the nine-months ended June 30, 2005. The Company has executed an agreement in principle with the landlord of its Frankfort, Kentucky facility to terminate its historical capital lease, forgive 50% of accrued rent payable and to enter into a new operating lease for actual space occupied. The Company anticipates signing the new lease agreement during September 2005 which will implement the agreement in principle as of May 31, 2005. The transaction did not involve cash and accordingly we are presenting the non-cash entries in the balance sheet and income statement for June 30, 2005.

   Accounts payable                                 $   49,941
   Accumulated depreciation                          1,306,679
   Long term obligations under capital lease         1,126,464
        Rent expense                                             $   49,941
        Land and building under capital lease                     2,100,000
        Gain on Termination of Capital Lease                 -      333,144
                                                    ----------   ----------
                                                    $2,483,085   $2,483,085
                                                    ==========   ==========

(9) Recently Issued Accounting Pronouncements

Management has reviewed accounting pronouncements issued during the nine months ended June 30, 2005, and determined the following pronouncements may be applicable to our present operations.

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

(10) Xmarc Ltd Acquisition

Xmarc Ltd Acquisition. During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the Xmarc Services Limited agreement, that it was more efficient and economical to simply acquire Xmarc Ltd ("XL"), the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, we completed a transaction with an effective date of March 31, 2004, in which we acquired Xmarc Ltd in a non-cash transaction for $64,647. Payment was made by forgiveness of accounts receivable due to us from Xmarc Services Limited, owned by the sellers of XL. The results of XL's operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition enhances its strategic development and prospects for growth.

(11) Accounts Receivable Agreement

Our existing line of credit expired on October 3, 2004, and we entered into a forbearance agreement with our lender, Branch Banking & Trust, Co. to allow us time to locate a replacement credit facility which was extended to January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which PlanGraphics is immediately paid 80% of the face value. Upon collection of the invoices the remaining 20% of each invoice, less varying levels of discount dependent upon the age of the receivables at the time of collection ranging from 0.90% to 5.40%, is remitted to PGI. The agreement includes a requirement for PGI to submit a minimum of $500,000 of invoices each month; if the minimum is not met during a three-month period, certain additional fees apply. Invoices not paid within 90 days of the invoice date are subject to either repurchase by PGI or replacement with an invoice of like or higher value. This agreement was subsequently modified and Rockland Credit Financing LLC, a minority participant in the KCap financing agreement, became the lead financial institution with KCap becoming the subordinate. The agreement is automatically extended for one additional 12-month period. As of June 30, 2005 invoices amounting to approximately $2,437,580 had been purchased by Rockland and $154,240 was due from Rockland.

(12) Subsequent Events

Leased Facilities. During May 2005 PGI-MD reached an agreement in principle with its landlord, Capital View Development LLC ("CVD") regarding our leased facilities in Frankfort, Kentucky. The terms agreed to will provide for termination of the existing lease and forgiveness of approximately $49,941 in past due lease payments. The terms also provide for a new lease effective June 1, 2005 for approximately 10,500 square feet (rather than the 20,500 previously occupied) resulting in a reduction of future lease costs by approximately $197,000 annually from the previous lease rate. The Company continues in ongoing negotiations with the landlord regarding the termination and new lease documents and anticipates that formal agreements for both will be completed and executed in the near future. Our chief executive officer owns an interest in CVD.

Sale of Jobview Minority Interest. Effective September 30, 2005, we sold our minority interest management units owned by us to two individuals in exchange for total payment of $198,250. Pursuant to the terms of the Agreement, we are also entitled to receive all financial distributions related to our ownership of the units for all fiscal years ending prior to January 1, 2005 and for the fiscal year ended December 31, 2005, notwithstanding the fact that we will not own the units at the end of such fiscal year.

(13) Possible Merger

Letter of Intent. On October 18, 2004 we entered into a non-binding letter of intent with IceWEB, Inc. ("IWEB"), a provider of Web content management systems and tools located in Herndon, Virginia, under which we would merge with ICEW. The letter of intent has been amended from time to time. PGRA shareholders are to receive cash and ICEW common stock in exchange for PGRA common stock.

(14)  Foreign Currency Transaction

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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of June 30, 2005 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes for the period ended September 30, 2004. Those prior year financial statements included a Liquidity Concern paragraph in the notes to the consolidated financial statements and readers should take that into consideration. The Company presently continues to experience very constrained cash flows and is carefully managing its resources while dealing with very limited cash availability. As a result we xperience delays in making payments of payrolls and amounts owed to subcontractors. As a result we may be subject to certain penalties related to payment of federal income tax withholding and we have experience subcontractor work stoppages pending payment of amounts owed to them.

Cash Flow

We continue to experience very constrained cash flows, primarily as a result of a major project for which we do not receive periodic progress payments, causing us to finance the resources needed with funds from operations. As a result from time to time we have delayed payrolls and payment of subcontractor invoices. As of June 30, 2005 we had a net working capital deficit of $1,283,742 versus a net working capital deficit of $1,168,114 at September 30, 2004 and a working capital deficit of $950,709 at June 30, 2004. The decrease in working capital since June 30, 2004 resulted primarily from growth in current liabilities.

In the nine months ended June 30, 2005, operations provided net cash of $866,435, as compared to $454,720 provided by operations in the period ended June 30, 2004. This $411,715 increase in cash provided was primarily a result of the net increase in deferred revenue and pre-billings offset by other uses.

In the nine month period ended June 30, 2005, net cash used in investing activities decreased from the period ended June 30, 2004 as a result of not making any additions to software held for future use.

Financing activities in the period ended June 30, 2005 used $866,804 as compared to net cash of $443,373 used by financing activities in the period ended June 30, 2004. The increase of $423,431 in cash used was primarily a result of our payment in full of the expired line of credit balance in January 2005 plus the liquidation of our capital lease, partially offset by the change in net proceeds from debt.

Accounts receivable balances at June 30, 2005 and 2004, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in elevation and aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity.

As of June 30, 2005 our net accounts receivable were $3,312,100 including amounts due from factoring institution and our work-in-process. During the current quarter billed receivables in arrears greater than 120 days were reduced from $252,325 at September 30, 2004 to $101,336 and no single client over 120 days accounted for more than $28,831.

As of June 30, 2005, our number of days sales outstanding (DSO) in accounts receivable were approximately 165 days, as compared to 156 days a year prior and 145 days at September 30, 2004. The increase in DSO since September 30, 2004 is related to a delay in payment by one of our major customers which has since been received. Management also believes that its net receivables are ultimately collectible or recoverable, net of certain reserves, and that aggregate allowances for doubtful accounts are adequate.

The elevated levels of aged accounts receivable that we experience place severe cash flow constraints on the Company requiring it to very closely manage its expenses and payables through formal and informal agreements with vendors and subcontractors. From time to time we have also borrowed funds from officers and employees to meet working capital needs. In addition, during the current fiscal year we have secured a new accounts receivable funding arrangement.

Capital Resources

On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") and subsequently Rockland Credit Financing LLC under which Rockland will purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. This new financing agreement replaces the previous asset based line of credit of February 15, 2002 with BB&T for $750,000 that was secured by the accounts receivable of PGI-MD. The BB&T line of credit expired on October 3, 2004, and we had entered into forbearance agreements with BB&T through January 10, 2005 allowing us time to locate the replacement credit facility. (See also
Note 11, above).

As of June 30, 2005, our cash and cash equivalents had decreased slightly from $19,557 at September 30, 2004 to $17,469 and had increased from $281 at June 30, 2004.

Operations Outlook

While we have secured a new financing arrangement (see above) and have raised funds from the sale of our interest in Jobview, we expect that our operations will continue to be impacted by constrained cash flows during the ensuing 12 months.

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Despite the economic stress of prior years on our primary customer base, the public sector, we see continuing and increased expenditures in the service areas where we are most significantly involved. These include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. Our move into public safety and emergency response was well timed and we believe that market will produce material additional work flow for theCompany in response to Homeland Security needs.

As of July 31, 2005, we had work backlog and assignments of approximately $13.9 million, decreased from the $15.7 million reported for September 30, 2004 and from $15.0 million as of June 30, 2004. Approximately $10 million of the current backlog amount is funded versus $13.7 million at June 30, 2004. Of the $13.9 million in current backlog, we expect to complete approximately $7.5 million within 12 months.

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

We believe our purchase of the XMARC intellectual property and spatial integration software components for use in the public sector and utility markets provides us with increased access to federal, state and local government clients in addition to commercial enterprises as well as revenue from maintenance of existing XMARC systems already in the field. By combining the XMARC technologies with those of other suppliers of advanced software technologies, we have developed an Internet based product and service offering for use in emergency response and recovery as well as a portal to other enterprise information systems. We believe our acquisition of Xmarc Limited, a European distributor of Xmarc technologies, located in the United Kingdom, provides us with new customers and opportunities throughout Europe. As the company continues its transition to a blend of less manpower intensive software solutions using Xmarc and derivative application products, as well as its traditional professional services, software sales will most likely not be reported in backlog as the contract award and the delivery of software (resulting in recognition of revenue) typically occur within a short period of time.

We continue to make progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data. Several of our current assignments, a material portion of our contract backlog and assignments and an increasing larger number of our sales prospects (i.e. pipeline) are associated with these initiatives. Currently, we plan to grow internally through strategic alliances that enhance shareholder value. Our business alliance with Oracle Corporation has yielded multiple business prospects as has our relationship with the alert notification company Genutec Business Solutions Inc, Further, our marketing efforts in China continue to yield results measured by increased sales to current clients and anticipated projects funded by the World Bank and a number of alliances and business partner arrangements that have been consummated.


                              Results of Operations

Result of Operations for the three months Ended June 30, 2005

Revenues

Our revenues decreased by $192,564 or 9% from $2,101,389 for the quarter ended June 30, 2004 to $1,908,825 for the quarter ended June 30, 2005. This decrease was caused by the winding down of certain projects while the startup of other projects was delayed by unavailable resources and new work with clients using Xmarc and Steps had not yet been authorized to begin or is at low levels of activity. Despite this decrease in revenue we were able to improve financial results as we began adding to our revenue sources the higher margin software sales and systems integration activities which are less manpower intensive and now amount to about 20% of revenue.

Costs and Expenses

Total costs and expenses for the quarter ended June 30, 2005 amounted to $1,466,660, a decrease of $965,734 from the $2,432,394 for the quarter ended June 30, 2004. This 40% decrease includes reductions of about $383,144 from the total gains related to the termination of our capital lease and reduction in square footage leased. Had the lease gains not been included, the total decrease would have been $582,590, or 24%.

Direct contract costs decreased $592,018 or 35% leading the decrease in revenue as we shifted more software and systems integration sales requiring less manpower. Salaries and benefits decreased by approximately $38,164, or 9%, due to attrition. General and administrative expenses increased by $31,308, or 15%; marketing expense decreased $16,635, or 40%, from decreases in conference expenses and professional fees; and, finally, other operating costs decreased by $17,081 or 22% due to decreased depreciation as compared to the prior year.

The costs associated with the public company, PlanGraphics of Colorado, were $219,381 for the period, an increase from the prior year period total of $167,205; the increase is associated primarily with accounting and audit fees.

Net Income

We had operating income for the quarter ended June 30, 2005 amounting to $442,165, compared to the prior year operating loss of $331,005. This $632,678 change is attributable to decreased costs and expenses resulting from our increasing percentage of revenue derived from software sales and systems integration and the operating income includes the one-time lease termination gains; had these gains not been included, the operating income would have been $59,021

Interest expense amounted to $61,486 in the current quarter and compares with $66,310 during the same period of the prior year. Other income increased from the prior year total by $20,936 primarily as a result of income from our investment in Jobview.com.

We incurred a consolidated net income of $402,035 for the quarter ended June 30, 2005 as compared to net loss of $396,895 for the prior year period. As noted above, the $383,144 of total gains from lease termination coupled with the sales of less manpower intensive software and systems integration accounted for the improvement.

Net income for our operating subsidiary, PGI-MD, was $462,519 for the quarter ended June 30, 2005 as compared with a net loss of $309,895 in 2004. Had the lease termination gains not been accrued in the current quarter, PGI-MD would have had net income of $79,375.

Result of Operations for the nine months ended June 30, 2005

Revenues

Our revenues for the nine-month period decreased $950,369 or 15% from $6,342,360 for the nine month period ended June 30, 2004 to $5,391,991 for the period ended June 30, 2005. This decrease was caused by the winding down of certain projects while the startup of other projects was delayed by unavailable resources and new work with clients using Xmarc and Steps had not yet been authorized to begin or is at low levels of activity. Despite this decrease in revenue we were able to improve financial results bacause we began adding to our revenue sources more profitable software sales and systems integration which are less manpower intensive and now amount to about 20% of revenue.

Costs and Expenses

Total costs and expenses for the period ended June 30, 2005 amounted to $5,315,422, a decrease of $1,583,047 compared to $6,898,469 for the period ended June 30, 2004. This 23% decrease in expenses leads the 15% decrease in revenue for the period and includes gains of approximately $383,144 related to the lease termination; without these gains, the decrease would have been $1,199,903, or 17%.

Direct contract costs decreased $1,086,128 or 24% leading the decrease in revenue. Salaries and benefits decreased by approximately $156,031, or 12%. General and administrative expenses increased by $52,911, or 8%; marketing expense decreased $41,503, or 32%, due to reductions in personnel, decreased conference costs and professional fees; and, finally, other operating costs decreased by $19,152 or 8% due to decreased building depreciation versus the prior year related to the entries for the pending lease termination offset by increased software amortization.

Net loss

We had operating income for the nine month period ended June 30, 2005 of $76,569, an improvement over the prior year operating loss of $556,109. This improvement is attributable to the lease termination gains of $383,144 and the increasing percentage of sales of software and systems integration noted above.

Interest expense amounted to $179,753 in the current period compared with $198,274 during the same period of the prior year reflecting expiration of the LOC which became unavailable to us during the first quarter and to much closer cash management. Other income increased from the prior year total by $20,839 primarily as a result of income received from our investment in Jobview.com during the current period.

We incurred a net loss of $38,515 for the nine months ended June 30, 2005 as compared to the net loss of $710,553 for the prior year period. The items noted above, gains on the pending lease termination and increased sales of less manpower intensive software sales and systems integration, account for the decrease in the net loss.

For the nine months ended June 30, 2005, the operating subsidiary, PGI-MD, earned net income of $180,255, an improvement over its prior year net loss of $442,419. Had the gains on the lease termination not been accrued, the current year net income for the operating subsidiary would have been a net loss of $202,277.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2005 and FY 2004

We have net operating loss carryforwards of approximately $13.8 million as of June 30, 2005 which compares with $13.8 million at September 30, 2004 (See Note E to the Condensed and Consolidated Financial Statements in our Form 10-KSB for September 30, 2004). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded, as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended June 30, 2005.

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

We have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act for fiscal year 2006. Section 404 requires an annual management report of the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm attest to the accuracy of management's evaluation report.


PART II- OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 31.1, Section 302 Certification for the principal executive officer, dated December 30, 2005, and filed on page 18 of this report.

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