Form 10KSB/A
period 2004-09-30
PLANGRAPHICS INC
filed 2006-02-24
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A1
                              (Amendment Number 1)
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

As of February 23, 2006, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the closing price of the Common Stock as reported on www.pinksheets.com, was approximately $1,338,406.

As of February 23, 2006 the issuer had outstanding 97,214,418 shares of Common Stock.

Documents incorporated by reference: None
Transitional Small Business Disclosure Format: Yes [ ]; No [ X ]
Exhibit index begins on page 41      Total number of pages in this report is 77.

                        NOTICE TO READERS OF THIS REPORT




                                EXPLANATORY NOTE
                                ----------------



This Amendment No. 1 on Form 10-KSB/A (the "Report") is being filed to amend PlanGraphics, Inc's (the "Company") Annual Report on Form 10-KSB filed on January 4, 2006 (the "Original Report"), for the year ended September 30, 2004.

     o The primary purpose of the amendment is to amend the Report by including audited financial statements for the year ended September 30, 2003, to amend the audit report of Sherb & Co., LLP by including reference to the audited consolidated financial statements for the prior year ended September 30, 2003 and to remove "unaudited" from all references to prior year figures in the Original Report.

     o This Amendment No. 1 on Form 10-KSB/A amends and restates in its entirety the Original Report on Form 10-KSB including restatement of the audited financial statements for the year ended September 30, 2004 to account for certain unrecorded estimates for accrued legal expenses revealed during the amendment preparation process. Accordingly, the financial statements have been adjusted by $28,527 of additional accrued expenses.

     o Disclosures have not been updated to the current date except where the passage of time has rendered them incorrect as of the time of the Original Report. As a result of additional fieldwork by our auditors related to the audit of the financial statements in this Amendment, we have changed the disclosure regarding Item 8A, Controls and Procedures, to report a material weakness.

     o    This Amendment No. 1 does not again include nor does it supersede
          Exhibit 10.15, Membership Purchase Agreement, previously filed with the Original Report which remains filed.

In addition, pursuant to the rules of the Securities Exchange Commission, Item 13 of Part IV of the Original Report, the filing has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Principle Financial Accounting Officer which are attached to this Form 10-KSB/A Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1, respectively.

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

                                TABLE OF CONTENTS


Cautionary Note About Forward-Looking Statements..........................     3

                                     PART I

Item 1.  Description of Business..........................................     5

                  Risk Factors ...........................................    13

Item 2.  Description of Properties........................................    15

Item 3.  Legal Proceedings................................................    16

Item 4.  Submission of Matters to a Vote of Security Holders..............    16

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........    16

Item 6.  Management's Discussion and Analysis or Plan of Operation........    17

Item 7.  Financial Statements ............................................    31

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................    31

Item 8A. Controls and Procedures .........................................    32

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(A) of the Exchange Act ...............    32

Item 10. Executive Compensation...........................................    35

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Shareholder Matters..................................    38

Item 12. Certain Relationships and Related Transactions...................    40

                                     PART IV

Item 13. Exhibits ........................................................    41

Item 14. Principal Accountant Fees and Services ..........................    44

Signatures................................................................    45

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

Service Areas We Focus On

Our core competencies in IT services, SIMS and GIS consulting, cover all stages of the project development life-cycle, and can be summarized as follows:

     |X| Enterprise spatial systems integration, including systems design through testing and operation as well as the migration of legacy systems to new systems;
     |X|  Spatial database management and integration;
     |X| Information Systems that support Emergency Management and Public Safety including assessment, planning, response, and recovery;
     |X| Executive Decision Support Systems and Executive Dashboards supporting decision making and constituent/customer relations;
     |X| Spatial application development, including web deployment for the internet, intranet, and extra-net applications
     |X| Asset management systems for physical, infrastructure and real property information, and
     |X|  Document and work management systems


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

|X| Geographic Information Systems ("GIS") Consulting Services. The development, implementation, and integration of GIS services have been at the core of our primary focus for more than twenty years. From initial consultation on strategy, through the system implementation and integration, we offer a full spectrum of GIS consulting and implementation services to help its clients plan and implement GIS. Our consulting services include the following:

     o  Concept                           o  Development
        -  Strategy and reengineering        -  System procurement and installation
                                             -  Data acquisition
     o  Planning                             -  Data quality control/quality assurance
        -  Requirements analyses             -  Application design and development
        -  Feasibility studies               -  Web enabling/interfaces
        -  Applications definition           -  Training
        -  Implementation planning
                                          o  Operation and Support
     o  Design                               -  System administration
        -  Hardware specifications           -  Database administration and maintenance
        -  Software specifications           -  System upgrades and expansion
        -  Data specifications


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

Employees

As of December 31, 2004 we employed 45 full-time employees and 2 part-time employees. Four of our employees are in executive management and 2 have practice management responsibilities. An additional eight employees are executive consultants. In addition to the 8 executive consultants who are billable, we have 20 employees who serve in varying capacities as consultants and system developers and are also billable. Eight other employees are partially billable to clients. We employ two individuals dedicated to sales and marketing. We have increasingly subcontracted out more work to business partners and independent consultants who now generate over 28% of our revenue; as a result, as of December 31, 2005, we have streamlined our workforce and now have 37 full-time employees.

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

Research and Development Costs

During FY 2004 we recorded de minimis expenses on our own research. Research costs and those development costs incurred prior to technological feasibility and commercial viability being established are expensed as incurred. We limit our R&D expenses to work that can be funded by maintenance revenue from the Xmarc portal or by cost sharing or available grants.

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

Liquidity concerns. For the fiscal years ended September 30, 2004 and 2003, we had a net loss of $(989,583) and $(2,834,190), respectively. For the same periods, we had cash flows provided by operations of $186,748 and used in operations $(179,680), respectively. We have a working capital deficit of $1,196,641 and an accumulated deficit of $19,821,157 at September 30, 2004, and have had recurring net losses in all fiscal years since 1997. Our ability to continue operations is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and pay our liabilities from normal business operations when they come due. We replaced our expired line of credit with Branch Banking & Trust, Co. ("BB&T") on January 7, 2005 with a 12-month financing arrangement with K Capital Partners, Inc. ("KCap"). However, we continue to experience very constrained cash availability resulting in delayed payrolls and payments to subcontractors.

We may require additional funds through equity, debt, or other external financing in order to fund and operate our business. Although we entered into a financing arrangement with KCap pursuant to which KCap purchases a portion of our accounts receivable for up to 80% of the face value of such receivables, this financing arrangement was recently extended to June 30, 2007. If we continue to experience net losses, we will need to obtain working capital through additional debt or equity financings. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected.

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

Our revenues historically are concentrated in a limited number of customers. The City of New York's Department of Environmental Protection (NYDEP) represented 10% of revenues for the year ended September 30, 2004 and its Department of Information Technology and Telecommunications (NYDOITT) represented 43% and 37% of revenues for the years ended September 30, 2004 and 2003, respectively. NYDEP accounted for 24% of accounts receivable at September 30, 2004 while NYDOITT accounted for 45% of accounts receivable at September 30, 2003. Of the billed accounts receivable balance at September 30, 2004, $252,325 is in excess of 120 days old. Of that amount, $142,011 is due from international customers and the remainder from several domestic customers. Management believes all amounts due to the Company by NYDOITT will be paid in full. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

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

We may be exposed to potential risks relating to our disclosure controls including our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.
Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") requires public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2004. We will be required to evaluate our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ending September 30, 2007.

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


                                                 Sales Price
                                               ----------------

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




On February 23, 2006, the last reported sales price of our common stock was $0.02.

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

     o We had a working capital deficit of $1,196,641 and an accumulated deficit of $19,821,157 at September 30, 2004, and recurring net losses all fiscal years since 1997. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.

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

Our existing line of credit expired on October 3, 2004, and we entered into forbearance agreements with our lender, Branch Banking & Trust, Co., to allow us time until January 10, 2005 to locate a replacement credit facility. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap would purchase up to $1.5 million of accounts receivable at varying levels of discount depending on the age of the receivables at the time of collection. Effective February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC ("Rockland") and on the same date we executed agreements with Rockland incorporating comparable terms and conditions as the KCap agreement and paid the remaining BB&T balance in full.

On October 18, 2004 we entered into a nonbinding letter of intent with IceWEB, Inc. ("ICEW"), a provider of Web content management systems and tools located in Herndon, Virginia, under which we would merge with ICEW. The letter of intent has been amended from time to time. PGRA shareholders are to receive cash and ICEW common stock in exchange for PGRA common stock. The letter of intent expired without action by either party according to its terms on December 31, 2005. Our Board of Directors continues to actively explore strategic alternatives.

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

First Amendment to Master Factoring Agreement. Effective January 9, 2006 we entered into an amendment ("Amendment") to the Master Factoring Agreement with Rockland. The Amendment extended the term of the Master Factoring Agreement to June 30, 2007 and among other things, increased the amount by which Rockland will pay PlanGraphics for accounts receivable invoices from 80% of the face value to 85% of the face value of such invoices and lowered the minimum monthly volume that PlanGraphics is required to submit to Rockland for purchase from $500,000 to $350,000.


                               Financial Condition

The following discussion of liquidity and capital resources addresses our combined requirements and sources as of September 30, 2004 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes beginning on page F-1 of this Form 10-KSB.

                                    Liquidity

Readers should take into account that PlanGraphics has an accumulated deficit of $19,821,157 at September 30, 2004, a net working capital deficit of $1,196,641 at September 30, 2004 and net losses in FYs 2004 back to 1997. Although we have secured a new financing arrangement to replace our former line of credit with BB&T (see Liquidity, below), future viability of PlanGraphics is also dependent upon our ability to achieve profitability in our operations in ensuing years.


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

Cash Flow

As of September 30, 2004 we had a working capital deficit of $1,196,641 as compared to a working capital deficit of $424,587 at September 30, 2003. The ratio of current assets to current liabilities decreased to .75 from .90 for the prior year. The decrease in working capital of $772,054 resulted primarily from a net decrease of $404,511 in current assets primarily from a $373,595 decrease in accounts receivable caused by collection of invoices and by decreases in cash and prepaid expenses. This was coupled with a net increase in our current liabilities of $367,543 caused primarily by an increase of $990,607 in accounts payable offset by a decrease of $473,825 in total accrued expenses. The decrease in accrued payroll costs and vacations was the result of payment made of delayed payroll accruals during the current fiscal year that had been awaiting funds for disbursement.

The decrease in accounts receivable brought the number days of revenue outstanding in the accounts receivable balance down from 174 days at September 30, 2003 to 159 at September 30, 2004. Billed accounts receivable equaled 112 days of sales. We believe that our receivables are collectible, net of doubtful accounts, and that the allowance for doubtful accounts is adequate. We do not have any off-balance sheet financing arrangements.

In the fiscal year ended September 30, 2004, operations provided net cash of $186,748, an improvement of $366,428 when compared to net cash use of $179,680 in the year ended September 30, 2003. The change to cash provided by operations during FY 2004 resulted primarily from the following increases (decreases):

     o $551,238 from the decrease in accounts receivable due primarily from collections of accounts.
     o $336,681 from the net growth of $839,030 in accounts payable due to delays in payments to creditors less the decrease of $502,349 in accrued expenses.
     o $(682,541) from our net loss of $989,583 less an adjustment for the non-cash amount of $307,043 in depreciation and amortization.

In the fiscal year ended September 30, 2004, net cash used in investing activities was $42,294 as compared to $39,063 of net cash used in investing activities in the year ended September 30, 2003. Increased technology and equipment purchases accounted for the change.

Financing activities used net cash of $153,113 in the year ended September 30, 2004, as compared to providing net cash of $186,153 in the year ended September 30, 2003. The net change of $339,266 from last year to this year was primarily caused by a reduction of $251,207 in proceeds from related party note payable and by a net change in payments on and proceeds from debt of $196,004.

Accounts Receivable

     At September 30, the components of accounts receivables were as follows:

                               Accounts Receivable
                                                        2004             2003
                                                     ----------       ----------

Billed                                               $2,395,119       $3,206,283
Unbilled                                              1,008,638          601,961
                                                     ----------       ----------
                                                      3,403,757        3,808,244
Less allowance for doubtful accounts                       --             30,892
                                                     ----------       ----------
Accounts receivable, net                             $3,403,757       $3,777,352
                                                     ==========       ==========


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

We have historically received greater than 10% of our annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 10% of revenues for the year ended September 30, 2004 and its Department of Information Technology and Telecommunications (NYDOITT) represented 43% and 37% of revenues for the years ended September 30, 2004 and 2003, respectively. NYDEP accounted for 24% of accounts receivable at September 30, 2004 while NYDOITT accounted for 45% of accounts receivable at September 30, 2003. Of the billed accounts receivable balance at September 30, 2004, $252,325 is in excess of 120 days old. Of that amount, $142,011 is due from international customers and the remainder from several domestic customers. Management believes all amounts due to us from NYDOITT and NYDEP as well as our international receivables will be paid in full.

The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

Deferred revenue amounts of $546,602 and $555,239 at September 30, 2004 and 2003, respectively, represent amounts billed in excess of amounts earned. Included in the deferred revenue balance at September 30, 2004 and 2003 respectively, was $1,612 and $15,287, related to retainers received for future services and overpayments by customers on specific invoices.

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2004, our contractual obligations and commitments by type and period. As of September 30, 2004, our contractual obligations and commitments are as follows:

                        AMOUNT OF PAYMENTS DUE BY PERIOD

 [GRAPHIC OMITTED][GRAPHIC OMITTED]

     (1) Subsequent to the end of FY 2004, we renegotiated the lease for our Frankfort facilities; the landlord entered into an agreement in principle under which the capital lease will be terminated and we will enter into an operating lease, both effective June 1, 2005. The new operating lease for less space will reduce cash outflow by approximately $197,000 per annum.
     (2) Represents potential required termination payments under employment agreements if certain officers were terminated and the amount of accrued vacation liabilities for all employees.

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


Capital Resources

As of September 30, 2004, we have capital lease payment commitments through 2009 of $1,778,502 that will require total annual payments of approximately $293,345 during the fiscal year ending September 30, 2005 as compared to capital lease commitments of $2,078,147 at September 30, 2003 requiring annual payments of $479,545 during FY 2004. Of the required payment amount for FY 2005, approximately $293,345 is for the capital lease obligations and another $182,682 relates to operating leases. Normal operating cash flows for FY 2004 were not adquate to consistently fund these payments on a timely basis; management expects the new financing arrangement will smooth the effects of irregular cash flows from customers (See Note H to the Consolidated Financial Statements). In May 2005 the lessor of our Frankfort facilities signed an agreement in principle to terminate our capital lease and enter into an operating lease for one-half the space which will reduce our lease costs by approximately $197,000 per year. (See Subsequent Events, above, and also Note M to the Consolidated Financial Statements.) We consider our facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for additional facilities expansion has been entered into for the year ending September 30, 2004. In recent years we have transitioned to smaller and less expensive space when possible and increased the utilization of customer supplied space. Were any of the existing leases to be terminated, we believe that there are affordable alternate facilities available, and such action would not have an adverse impact.

Since entering the information technology sector in 1997, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. In addition, a portion of our capital expenditures has been financed through capital lease obligations payable to financial institutions. We have also on occasion borrowed limited amounts from Human Vision LLC, an entity controlled by our Chairman, Gary S. Murray, John C. Antenucci, our chief executive officer, and Gary Murphy, PGI-MD's chief financial officer, and other management and staff in order to fund temporary working capital requirements. At September 30, 2004, there was no balance outstanding to Mr. Murphy and we owed Mr. Antenucci $9,000 for such amounts.

We entered into an asset based line of credit on February 15, 2002 with BB&T for $750,000, secured by the accounts receivable of PGI-MD. The line of credit was guaranteed by our President & CEO. That line of credit matured on October 3, 2004 after several extensions and we subsequently entered into forbearance agreements allowing us to continue to use the line of credit through January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. Effective February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC ("Rockland"), and on the same date we executed agreements with Rockland incorporating comparable terms and conditions as the KCap agreement and paid the remaining BB&T balance in full. The agreement was extended for an additional year to February 17, 2007 and on January 9, 2006 it was amended as noted above and the expiration date extended to June 30, 2007.

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

More recently our backlog and assignments as of October 31, 2005 amount to approximately $14 million of which about $11 million is funded.

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

As noted above, we have secured a new financing arrangement under which up to $1.5 million of accounts receivable invoices are purchased by Rockland who then initially pays us 80% of the face value pending collection when the remainder less a varying discount is remitted to us. Accordingly, our management team believes that while our cash flows are very constrained, we have the capacity to address the immediate needs for cash and liquidity. We have also taken an aggressive approach to control costs and expenses. Increased funds from the new financing facility available to PlanGraphics are anticipated to meet the cash needs of the company through September 30, 2005. Efforts to conserve and to develop new sources of cash and equity are complimentary to our efforts to improve operating performance of PlanGraphics during the past fiscal year. We anticipate improvement in financial results for the fiscal year ending September 30, 2005.

                              Results of Operations

                                                     Years Ended September 30
                                                       2004             2003
                                                   -----------      -----------

Statement of Operations Information:
Revenues                                           $ 7,827,923      $ 7,905,661
Cost and expenses before impair-
    expense                                          8,603,026        8,379,323
Impairment expense                                        --          2,087,844
Operating loss                                        (775,103)      (2,561,506)
Net loss                                              (989,583)      (2,834,190)

Balance Sheet Information:
Total assets                                         6,741,683        7,376,236
Total current liabilities                            4,647,270        4,279,727
Working capital (deficit)                           (1,196,641)        (424,587)
Shareholders' equity                                   866,961        1,673,794


Result of Operations for the Year Ended September 30, 2004 Compared to September 30, 2003

Revenues

Our revenues decreased slightly by $77,738 or 1% from $7,905,661 for the fiscal year ended September 30, 2003 to $7,827,923 for the fiscal year ended September 30, 2004. The sources of our revenues were:

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


Total Costs and Expenses

Total costs and expenses for the fiscal year ended September 30, 2004 amounted to $8,603,026, an increase of $223,703, or 3%, compared to $8,379,323 before impairment of goodwill expense of $2,087,844 for the fiscal year ended September 30, 2003. This percentage increase is slightly more than the increase in revenue of 1% from the prior year period. However, its effect is magnified somewhat because we did not realize approximately $240,000 in revenue as a result of a customer's decision to complete a project in-house. The impairment expense of $2,087,844 in fiscal year 2003 resulted in total cost and expenses for FY 2003 of $10,467,167. Changes in costs and expenses from the prior year are:

o Direct contract costs increased $594,568, or 12%, as we used more subcontractors.

o Salaries and employee benefits decreased about $181,224, or 9%, as a result of some staff attrition and the shift of more work to subcontractors.

o General and administrative expenses decreased by approximately $160,954, or 16%, due primarily to the following reductions:
     o    Audit and review fees $73,653
     o    Investment banking and consulting $31,607
     o    Office operating expenses $27,714

     o    Shareholder communication expenses $21,227
     o    Accounting and tax services $14,227
     o    Board of directors expenses $10,862
     o    Miscellaneous expenses $8,686
     o    Software licensing fees $6,111
     o Above reductions were partially offset by increases in legal fees ($28,527), contract labor ($26,085) and bank fees and late charges ($17,466)

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

Net Loss

Our operating loss for the fiscal year ended September 30, 2004 was $775,103 compared to $2,561,506 for FY 2003. This decrease of $1,786,403 was primarily a result of the impairment of goodwill amounting to $2,087,844 that was recorded only in the prior fiscal year coupled with an increase in operating expenses during fiscal year 2004 without a corresponding increase in revenues.

Interest expense decreased slightly by $9,822 to $291,085 in FY 2004 as compared to a total of $300,907 during FY 2003; this represents a decrease of 3% caused by the winding down of our expired line of credit.

Other income increased $48,832 or 171% from the prior year total primarily as a result of increased Xmarc royalties received.

Our net loss for the fiscal year ended September 30, 2004 was $989,583 compared to the net loss of $2,834,190 for FY 2003, an overall decrease of $1,844,607. The decrease in net losses from fiscal year 2003 was primarily due to the $2,087,844 charge for impairment to goodwill during the prior fiscal year that was not included for the current fiscal year; which, when subtracted from the prior year's net loss leaves an adjusted net loss of $746,346 for FY2003, resulting in an increase of $243,237 for FY2004.

Loan Transactions

We entered into an asset based line of credit on February 15, 2002 with BB&T for $750,000, secured by the accounts receivable of PGI-MD. The line of credit was guaranteed by our President & CEO. That line of credit matured on October 3, 2004 after several extensions and we subsequently entered into forbearance agreements allowing us to continue to use the line of credit through January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap purchases up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. As noted above, on February 17, 2005 the arrangement was transferred by KCap to Rockland Credit Finance LLC and effective January 9, 2006 we have entered into an amendment with Rockland that extends the term through June 30, 2007 and increase the initial payments to 85% of invoice face value and reduces the required monthly volume down to $350,000.

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

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to adverse movements in foreign currency exchange rates. International revenue was about 20% of our total revenue in 2004, although only about $375,000, or 25% of our international revenue, was denominated in a currency other than U.S dollars. Since we do not use derivative instruments to manage all foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars may be subject to a small amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our financial results.

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

Goodwill and Intangible Assets. We had significant intangible assets, including approximately $4 million of goodwill prior to recording an impairment charge in the amount of $2,087,844 as of September 30, 2003. Goodwill represents the excess of the cost over the fair value of net assets received at the date of acquisition of an entity. The determination of whether or not these assets are impaired involves significant judgments. We periodically evaluate acquired goodwill and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performances of the acquired assets. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors. If these estimates and related assumptions change in the future, significant impairment charges may be recorded in future periods.

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

Deferred Tax Valuation Allowance -- FY 2004

We have net operating loss carry-forwards of approximately $13.9 million as of September 30, 2004 with expirations through 2024 (See Note G to the Financial Statements). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded as we have not been able to determine that it is more likely than not that the deferred tax assets will be realized. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.

Effect of Recent Accounting Pronouncements

The pronouncements that may affect us in the ensuing fiscal year are:

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, "Effective Date, Disclosures, and Transition for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests Under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." We do not have any financial instruments with characteristics of both liabilities and equity outstanding as of September 30, 2004; accordingly, there was no expected financial impact.

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

Item 8A - Controls and Procedures

As of September 30, 2004, PlanGraphics' management, including its Chief Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of its disclosure controls and procedures, including internal controls over financial reporting. Based on that evaluation, they concluded that, except for the deficiency noted below, PlanGraphics' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner to make required disclosures.

This is a different conclusion than originally disclosed when the Company filed its original Form 10-KSB for the year ended September 30, 2004. In connection with the additional work related to the completion of its audits of, and the issuance of a report on the Company's financial statements for this Amendment No. 1 for the years ended September 30, 2004 and 2003, Sherb & Co., LLP ("Sherb") identified a deficiency in the Company's internal controls that it considers to be a material weakness in the effectiveness of the Company's internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A "material weakness" is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

PlanGraphics agrees with Sherb's finding that we did not have adequate procedures to identify and record estimated accruals for certain expenses (for which invoices had not been received) in connection with the preparation of financial statements and disclosures in accordance with U.S. GAAP. As a result, certain accruals had not been properly recorded and adjustments to the financial statements that were considered material to the financial position at September 30, 2004, and results of operations for the year then ended had to be recorded.

Our corrective actions to address the internal control deficiency consisted of requiring a review for expected liabilities for services requested and recording journal entries for estimated expenses until invoices are received from the service providers.

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

We have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act which will apply to us beginning with our fiscal year 2007.
Section 404 will require an annual report by our management on the effectiveness of our internal controls over financial reporting and for our independent registered public accounting firm to attest to management's evaluation report.


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

Raymund E. O'Mara has been a director of PGRA since November 3, 1997. Now retired, he was a principal with Booz Allen & Hamilton, consultants, since 1996. Prior to joining Booz Allen & Hamilton, Mr. O'Mara retired from the U.S. Air Force in 1994 with the rank of Major General. From 1993 until his retirement, he was Director, Defense Mapping Agency, Bethesda, Maryland and prior to that served as Vice Commander in Chief, Atlantic Command, Norfolk Virginia for two years. Mr. O'Mara holds a Master of Arts from State University of New York at Plattsburgh, New York and a BS in Electrical Engineering from the New Jersey Institute of Technology at Newark.

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

                                                 Annual Compensation                   Long Term Compensation
                                                 -------------------                   ------------------------
                                                                                        Awards         Payouts
                                                                                        ------         -------
   Name and                                                         Other Annual                        LTIP
   Principal                                            Bonus       Compensation       Options/        Payouts     All Other
   Position                  Year      Salary ($)        ($)            ($)        SARs granted (#)      ($)          ($)
   --------                  ----      ----------       -----       ------------   ----------------      ---          ---
John C. Antenucci, Vice      2004       $158,963           -              -            972,144(1)          -            -
Chairman,  President         2003       $143,864           -              -            972,418(1)          -            -
and CEO                      2002       $175,181           -              -           1,941,258(2)         -            -

Gary Reed, Director and      2004       $135,937           -              -                -               -            -
Chief Operating Officer      2003       $114,901           -              -                -               -            -
of PlanGraphics              2002       $124,211           -              -           1,320,000(2)         -            -


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

Option/SAR Grants in Last Fiscal Year

                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         [Individual Grants]

                          Number of securities      Percent of total
                               underlying         options/SARs granted
                          options/SARs granted      to employees in      Exercise or base
          Name                     (#)                fiscal year         Price ($/Share)   Expiration Date
          ----                -------------           -----------         ---------------   ---------------

John C. Antenucci, Vice
Chairman, President and CEO      972,144                  100%                 $0.04        April 30, 2009

J. Gary Reed, Director
and Chief Operating                 -                      -                     -                 -
Officer of PlanGraphics



Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                         Number of Securities
                                                                              Underlying        Value of Unexercised
                                                                              Unexercised           In-the-Money
                                                                            Options/SARs at        Options/SARs at
                                                                              FY-End (#)             FY-End ($)
                           Shares Acquired on                                Exercisable/           Exercisable/
          Name                Exercise (#)         Value Realized ($)        Unexercisable          Unexercisable
          ----                ------------         ------------------        -------------          -------------

John C. Antenucci, Vice
Chairman, President and CEO         -                      -                3,885,616/ 0(1)         $48,611/$0.00

J. Gary Reed, Director
and Chief Operating                 -                      -                1,320,000/0(2)          $66,000/$0.00
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

Compensation of Directors

Our directors who are employees of our company or our subsidiaries do not receive any compensation for their services as directors. Non-employee directors are entitled to standardized stock option grants on the first day of a directorship year which begins on the date of election to the board. It is pro-rated for a new director appointed after a board year has begun. Non-employee directors receive a grant of 200,000 options to purchase common stock at an exercise price equal to the closing price on the date of appointment; if the director becomes a board committee chairman the option is increased by 50%, and if the director is elected as chairman of the board, the options are increased by 100%.

Employment Contracts and Termination of Employment and Change-in-Control Agreements.

Mr. Antenucci.

We entered into a three-year employment agreement with John C. Antenucci, effective May 1, 2002 to continue his employment as President and CEO of PGRA. The agreement set Mr. Antenucci's base salary at $157,000 per year with provisions for certain incentive bonuses consisting of an amount equal to 1.5% of amount by which revenues exceed targeted revenues, an amount equal to 10% of the amount by which net income exceeds zero, an additional general performance bonus paid in either cash or stock options that may not exceed 15% of salary for the year for the former and may not exceed 0.5% of outstanding shares if paid in options and a stock appreciation award in stock options to acquire 0.5% of outstanding shares on the first occasion that the closing price of PGRA remains at or above 25 cents per share for 30 consecutive days, 1% of outstanding shares upon first occasion that the closing price remains at or above 50 cents for 30 days and 2% of outstanding shares on the first occasion that PGRA is listed on NASDAQ, AMEX or NYSE.

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

Equity Compensation plan
  approved by security
  holders.                        8,384,884                      $0.06                             2,973,220

Equity Compensation plans
  not approved by security
  holders                         4,830,331                      $0.15                               209,766
                                 ----------                      -----                             ---------
Total                            13,215,215                      $0.10                             3,182,986
                                 ----------                      -----                             ---------


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


The following parties own more than five percent of our common stock as of September 30, 2004:

------------------------------- ------------------------------------------- -----------------
     Name and Address of         Amount & Nature of Beneficial Ownership       Percentage
       Beneficial Owner
------------------------------- ------------------------------------------- -----------------

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


Security ownership of management:

The directors and officers of PGRA own the following percentages of our common stock as of September 30, 2004:

------------------------------- ----------------------------------------- ---------------
      Name and Address of        Amount & Nature of Beneficial Ownership    Percentage
        Beneficial Owner
------------------------------- ----------------------------------------- ---------------

John C. Antenucci                     9,929,921(1)                              9.3%
President, Acting CEO and Director    Sole dispositive and voting power
c/o PlanGraphics, Inc.
112 East Main Street
Frankfort, KY 40601

Frederick G. Beisser                  1,359,900(2)                              1.4%
Vice President - Finance &            Sole dispositive and voting power
Administration, Secretary,
Treasurer and Director
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Gary S. Murray                        18, 697,345(3)                           16.1%
Chairman and Director                 Sole voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

Raymund E. O'Mara                     928,576(4)                               10.0%
Director                              Sole dispositive and voting
power c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

J. Gary Reed                          1,364,715(5)                              1.4%
Director                              Sole dispositive and voting power
c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, Colorado 80134

William S. Strang                     6,314,286(6)                              6.1
Director                              Sole dispositive and voting
power c/o PlanGraphics, Inc.
19039 East Plaza Drive, Suite 245
Parker, CO 80134
                                      -----------------------------            -----
All Directors and Officers
As a group (6 persons)                37,994,743                               28.1%
                                      -----------------------------            -----

                                       40

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

10.11 Extension of Antenucci Employment Agreement, amendment dated March 25, 2005 (filed on Form 8-K, dated March 25, 2005).

10.12 Extension of Antenucci Employment Agreement, second amendment dated November 9, 2005 (filed on Form 8-K, dated November 9, 2005)

10.13 First Amendment to Agreement for Services dated May 1, 2002 between PGRA and Gary S. Murray (filed with our Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference)

10.14 Agreement with K Capital Partners, Inc. executed January 7, 2005 (filed on Form 8-K, dated January 7, 2005 and incorporated herein by reference).

10.15 Form of Membership Purchase Agreement for sale of Jobview holding, dated September 30, 2005 (filed on Form 10-KSB, dated September 30, 2004, filed on January 4, 2006, and incorporated herein by reference).

10.16 Form of Extension of Employment Agreement, letter dated December 21, 2005 (filed on Form 8-K, dated January 9, 2006 and incorporated herein by reference).

10.17 First Amendment to Master Factoring Agreement, dated January 9, 2006 (filed on Form 8-K, dated January 9, 2005, and incorporated herein by reference).

14.1 Code of Ethics for Senior Financial Officers implemented by Board Decision on October 7, 2002 (filed with our Annual Report on Form 10-KSB on December 30, 2002, and incorporated herein by reference).

21.1      List of Subsidiaries. *

31.1 Sarbanes-Oxley Certification for the principal executive officer, dated February 23, 2006. *

31.2 Sarbanes-Oxley Certification for the principal financial officer, dated February 23, 2006. *

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which is dated February 23, 2006. *

-----------------------
*        Filed herewith.

Item 14 - Principal Accountant Fees and Services.

Aggregate fees billed by our principal independent registered public accounting firms for audits of the financial statements for the fiscal years indicated:

                                            2004       2003
                                          --------   --------
                                             $          $

                  Audit Fees(1)           $ 48,400   $ 94,410

                  Audit-Related Fees(2)      2,298      5,680

                  Tax Fees                    --         --

                  All Other Fees(3)           --        7,776
                                          --------   --------

                  Total(1)                $ 50,698   $107,866
                                          ========   ========

(1) This amount does not include a $10,000 audit opinion reissue fee paid to former auditors BDO Seidman during FY 2003. The amount for FY 2003 includes $18,500 audit fee paid to our current auditors for the required audit in the absence of consent to include the audit opinion of our former auditors.

(2) Amount for FY 2004 represents fee paid to former auditors for making workpapers available to new audit firm.

(3) Other fees include amounts paid to former auditors during FY 2003 for research of accounting principles related to planned activities of PGI. These were approved by the Audit Committee.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment Number 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PLANGRAPHICS, INC.


Date:  2/23/2006                                      By: /S/  John C. Antenucci
      ----------                                         -----------------------
                                                               John C. Antenucci
                                                                   President and
                                                         Chief Executive Officer


In accordance with the Exchange Act, this Amendment Number 1 to Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                            Title                          Date
-------------                       -------------                 ------------


/S/ Fred Beisser             Senior Vice President--Finance,        2/23/2006
-----------------------      Secretary and Treasurer,
Frederick G. Beisser         (principal financial &
                             accounting officer) and Director



/S/ John C. Antenucci        CEO, President (principal              2/23/2006
-----------------------      Executive officer) and Director
John C. Antenucci



/S/ Ray O'Mara               Director                               2/23/2006
-----------------------
Raymund E. O'Mara


/S/ Gary S Murray            Chairman of the Board                  2/23/2006
-----------------------      and Director
Gary S. Murray


         *                   Director                               2/23/2006
-----------------------
William Strang


                               * /S/ Fred Beisser
                               --------------------------
                               By: Frederick G. Beisser
                                   Attorney-in-Fact

                               PLANGRAPHICS, INC.
                              Financial Statements
                                  2004 and 2003




                                TABLE OF CONTENTS




                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       2


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                                                 3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                       4

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                             5

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                       6

  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS                                  7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
PlanGraphics, Inc.

We have audited the accompanying consolidated balance sheets of PlanGraphics, Inc. and Subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlanGraphics, Inc. and Subsidiaries, as of September 30, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

February 15, 2006

                                                            /S/ Sherb & Co., LLP
                                                    Certified Public Accountants


                                        PLANGRAPHICS, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                           September 30,

        ASSETS                                                            2004            2003
                                                                      ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                           $     19,557    $     28,216
  Accounts receivable, less allowance for doubtful accounts of
    $0 and $30,892 for 2004 and 2003, respectively                       3,403,757       3,777,352
  Prepaid expenses and other                                                27,315          49,572
                                                                      ------------    ------------
        Total current assets                                             3,450,629       3,855,140
                                                                      ------------    ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                  1,866,667       1,866,667
  Equipment and furniture                                                  903,280         889,072
                                                                      ------------    ------------
                                                                         2,769,947       2,755,739
    Less accumulated depreciation and amortization                       1,768,282       1,562,030
                                                                      ------------    ------------
                                                                         1,001,665       1,193,709
                                                                      ------------    ------------

OTHER ASSETS
  Goodwill                                                               1,907,107       1,860,499
  Software, for future project use, net of accumulated amortization
     of $128,388 and $27,598 in 2004 and 2003, respectively                298,392         371,098
  Other                                                                     83,890          95,790
                                                                      ------------    ------------
                                                                         2,289,389       2,327,387
                                                                      ------------    ------------

                                                                      $  6,741,683    $  7,376,236
                                                                      ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - current maturities                                  $    797,123    $    800,273
  Notes payable - related parties                                            9,000         158,400
  Obligations under capital lease - related party, current                 145,263         133,315
  Accounts payable                                                       2,111,578       1,120,971
  Accrued payroll costs and vacations                                      568,272       1,089,447
  Accrued expenses                                                         469,432         370,183
  Accrued expenses - related party                                            --            51,899
  Deferred revenue and prebillings                                         546,602         555,239
                                                                      ------------    ------------
        Total current liabilities                                        4,647,270       4,279,727
                                                                      ------------    ------------

LONG-TERM LIABILITIES
  Long-term obligations under capital leases - related
   party, less current maturities                                        1,077,452       1,222,715
  Notes payable, less current maturities                                   150,000         200,000
                                                                      ------------    ------------
        Total long-term liabilities                                      1,227,452       1,422,715
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                                --              --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 and 97,214,418 shares issued and outstanding             20,688,118      20,688,118
  Notes receivable for equity transactions                                    --          (182,750)
  Accumulated deficit                                                  (19,821,157)    (18,831,574)
                                                                      ------------    ------------
                                                                           866,961       1,673,794
                                                                      ------------    ------------

                                                                      $  6,741,683    $  7,376,236
                                                                      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                     PLANGRAPHICS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                Years ended September 30,

                                                                    2004            2003
                                                                ------------    ------------

Revenues                                                        $  7,827,923    $  7,905,661

Costs and expenses
  Direct contract costs                                            5,495,382       4,900,814
  Salaries and employee benefits                                   1,738,688       1,919,912
  General and administrative expenses                                858,395       1,019,349
  Marketing expenses                                                 187,243         274,665
  Other operating expenses                                           323,318         264,583
  Goodwill impairment                                                   --         2,087,844
                                                                ------------    ------------
         Total costs and expenses                                  8,603,026      10,467,167
                                                                ------------    ------------

         Operating loss                                             (775,103)     (2,561,506)
                                                                ------------    ------------

Other income (expense):
  Other income                                                        76,605          28,223
  Interest expense                                                  (291,085)       (300,907)
                                                                ------------    ------------
                                                                    (214,480)       (272,684)
                                                                ------------    ------------


         NET LOSS                                               $   (989,583)   $ (2,834,190)
                                                                ============    ============

Basic and diluted loss per common share                         $      (0.01)   $      (0.03)
                                                                ------------    ------------

Weighted average number of shares of common stock outstanding     97,214,418      97,214,418
                                                                ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                            PLANGRAPHICS, INC.
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Years ended September 30, 2004 and 2003


                                                        Common Stock
                                                 ---------------------------      Notes        Accumulated
                                                    Shares         Amount       Receivable       Deficit          Total
                                                 ------------   ------------   ------------    ------------    ------------

Balance, October 1, 2002                           97,214,418   $ 20,688,118   $   (183,750)   $(15,997,384)   $  4,506,984

Notes receivable from officers
     for purchase of common stock                        --             --            1,000            --             1,000

Net loss                                                 --             --             --        (2,834,190)     (2,834,190)
                                                 ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2003                      97,214,418     20,688,118       (182,750)    (18,831,574)      1,673,794

Payments of notes receivable from officers for                                      182,750                         182,750
     purchase of common stock                            --             --             --              --              --

Net loss                                                 --             --             --          (989,583)       (989,583)
                                                 ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2004                      97,214,418   $ 20,688,118   $       --      $(19,821,157)   $    866,961
                                                 ============   ============   ============    ============    ============




The accompanying notes are an integral part of these consolidated financial statements.


                                  PLANGRAPHICS, INC.
                         CONSLIDATED STATEMENTS OF CASH FLOWS

                           For the years ended September 30,

                                                                 2004           2003
                                                             -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                   $  (989,583)   $(2,834,190)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                307,043        260,942
    Provision for losses on accounts receivable                     --           17,283
    Gain on disposition of assets                                   --             (850)
    Impairment of goodwll                                           --        2,087,844
    Changes in operating assets and liabilities
      Accounts receivable                                        551,238       (589,575)
      Prepaid expenses and other                                  14,254         65,664
      Other assets                                                 8,885          4,006
      Software for future project use                               --         (398,696)
      Accounts payable                                           839,030        200,085
      Accrued expenses                                          (473,822)       903,397
      Deferred revenue and prebillings                           (70,297)       104,410
                                                             -----------    -----------
       Net cash provided by (used in) operating activities       186,748       (179,680)
                                                             -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                         (14,210)       (39,913)
  Acquisition of software for future use                         (28,084)          --
  Proceeds from sale of fixed assets                                --              850
                                                             -----------    -----------
       Net cash used in investing activities                     (42,294)       (39,063)
                                                             -----------    -----------

Cash flows provided by (used in) financing activities:
  Proceeds from debt                                           5,457,737      3,025,199
  Payments on debt                                            (5,509,885)    (2,881,343)
  Proceeds from notes payable - related parties                   29,000        280,207
  Payments on note payable - related parties                    (178,400)      (121,807)
  Payments on obligations under capital lease                   (133,315)      (117,103)
  Repayment of note receivable for stock purchase                181,750          1,000
                                                             -----------    -----------
       Net cash (used in) provided by financing activities      (153,113)       186,153
                                                             -----------    -----------

Net decrease in cash                                              (8,659)       (32,590)
Cash and cash equivalents at beginning of year                    28,216         60,806
                                                             -----------    -----------

Cash and cash equivalents at end of year                     $    19,557    $    28,216
                                                             ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                          F-6

                               PLANGRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               PLANGRAPHICS, INC.

                           September 30, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The valuation firm also applies significant judgments and assumptions obtained by independent research into the prevailing economic climate existing at the appraisal date, market and industry conditions, as well as management's expectations of the future in the application of these methods that result in an estimate of fair value of the reporting unit. The Company recorded an impairment loss of $2,087,844 for the fiscal year ended September 30, 2003 and has not recorded an impairment loss for the fiscal year ended September 30, 2004.

4. Property, Equipment and Depreciation and Amortization
--------------------------------------------------------

Property and equipment are recorded at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $206,252 and $217,959 for the years ended September 30, 2004 and 2003, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged as an expense to operations.

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

For the years ended September 30, 2004 and 2003, total stock options and stock warrants convertible into 13,275,215 and 13,618,965 shares, respectively, of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.

8. Research and Development costs
---------------------------------

Research and development costs are expensed as incurred. The amounts for FYs 2004 and 2003 were immaterial.

9. Concentrations of Credit Risk
--------------------------------

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts. The Company did not have balances in excess of FDIC insured limits as of September 30, 2004, or at September 30, 2003. Because of large but infrequent payments that may be received from a major customer, account balances may exceed FDIC insured limits for very short periods.

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

Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following unaudited pro forma amounts:

     Years ended September 30,
                                                     2004             2003
                                                -------------    -------------
     Net loss:
       As reported                                   (989,583)   $  (2,834,190)
       Incremental Compensation Expense         $      71,341    $      71,842
                                                =============    =============
       Pro forma                                $  (1,060,924)   $  (2,906,032)
                                                =============    =============

     Basic income (loss) per share:
       As reported                              $       (0.01)   $       (0.03)
                                                =============    =============
       Pro forma                                $       (0.01)   $       (0.03)
                                                =============    =============

     Diluted income (loss) per share
                                                =============    =============
       As reported                              $       (0.01)   $       (0.03)
                                                =============    =============
       Pro forma                                $       (0.01)   $       (0.03)
                                                =============    =============

                               PLANGRAPHICS, INC.

                           September 30, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

14. Comprehensive Income (Loss)
-------------------------------

Effective October 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. For the fiscal years ended September 30, 2004 and 2003, the Company had no items of comprehensive income (loss) other than net losses; therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

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

The Company has reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements s a result of future adoption.

17. Reclassifications
---------------------

Certain reclassifications have been made to the fiscal 2003 financial statements to conform to the fiscal 2004 financial statements' presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

18. Purchased and Internally Developed Software Costs for Future Project Use
----------------------------------------------------------------------------

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

                               PLANGRAPHICS, INC.

                           September 30, 2004 and 2003


NOTE B - LIQUIDTY CONSIDERATIONS

The Company has an accumulated deficit of $19,821,157 at September 30, 2004, a working capital deficit of $1,196,641 at September 30, 2004 and recurring net losses in FYs 2004 back to 1997. Future viability of the Company is dependent upon the Company's ability to achieve profitability in its future operations.

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

                               PLANGRAPHICS, INC.

                           September 30, 2004 and 2003


NOTE C - ACCOUNTS RECEIVABLE

At September 30, the components of contract receivables were as follows:

[GRAPHIC OMITTED][GRAPHIC OMITTED]

Deferred revenue amounts of $546,602 and $555,239 at September 30, 2004 and 2003, respectively, represent amounts billed in excess of amounts earned. Included in the deferred revenue balance at September 30, 2004 and 2003 respectively, was $1,612 and $15,287, related to retainers received for future services and over- payments by customers on specific invoices.

The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection represented 10% of revenues for the year ended September 30, 2004 and its Department of Information Technology and Telecommunications (NYDOITT) represented 43% and 37% of revenues for the years ended September 30, 2004 and 2003, respectively. NYDEP accounted for 24% of accounts receivable at September 30, 2004 while NYDOITT accounted for 45% of accounts receivable at September 30, 2003.

                               PLANGRAPHICS, INC.

                           September 30, 2004 and 2003


NOTE D - ACCOUNTS PAYABLE

Accounts payable at September 30 consist of:

                                                   2004             2003
                                                ----------       ----------

     Trade payables                             $1,250,335       $  513,272

     Payable to subcontractors                     848,289          559,134

     Other payables                                 12,954           48,565
                                                ----------       ----------

     Total accounts payable                     $2,111,578       $1,120,971
                                                ==========       ==========


NOTE E - ACCRUED EXPENSES

Accrued expenses at September 30 are as follows:

                                                            2004       2003
                                                          --------   --------

     Accrued expenses due to vendors and subcontractors   $277,146   $199,296

     Accrued interest                                       97,617     60,429

     Accrued professional fees                              59,151     81,965

     Other accrued expenses                                 35,518     28,493
                                                          --------   --------

     Total accrued expenses                               $469,432   $370,183
                                                          ========   ========

                               PLANGRAPHICS, INC.

                           September 30, 2004 and 2003


NOTE F - NOTES PAYABLE

Notes payable at September 30 are as follows:
                                                               2004       2003
                                                               ----       ----
  Equipment line of credit, fully drawn under a promissory
    note, in the amount of $100,000, interest at prime plus
    1.0% (5.75% at September 30, 2004), collateralized by
    business assets. The note was modified to mature on
    September 12, 2004 and was paid in full on October 1,
    2004.                                                     $3,600     $50,900

  Borrowing under a line of credit evidenced by a
    promissory note in the amount of $750,000, interest at
    prime plus 2% (9.75% at September 30, 2004),
    collateralized by business assets. The note, matured on
    December 15, 2003, and the Company received a final
    extension through October 3, 2004 from Branch Banking &
    Trust and subsequently entered into a first and second
    Forbearance agreement to expire January 10, 2005. A new
    source of financing was secured on January 7, 2005 (See
    Note M). Available borrowings, which are based upon a
    percentage of eligible accounts receivable balances, at
    September 30, 2004 were $638. The note is guaranteed by
    the Company's President & CEO who continued the
    guarantee through January 7, 2005. In return for
    providing the guarantee, the officer is entitled to an
    amount equal to 5% of the outstanding balance.           749,362     719,986

  A short-term demand note with the Company's President &
    CEO in the amount of $158,400, dated June 2, 2003,
    interest at 4.5%, collateralized by a lien on the
    Company's ownership in Jobview.com, which has a book
    value of $56,389.                                          9,000     158,400

  The purchase price of Xmarc technology owed to HPI in
    the amount of $250,000 payable in equal installments
    over five years with interest imputed at 6.5% and net of
    unamortized discount of $37,994 at September 30, 2004.
    The amount is evidenced by an agreement effective April
    1, 2003.                                                 194,161     229,387
                                                             -------     -------

    Total notes payable                                      956,123   1,158,673

       Less: Current maturities                              806,123     958,673
                                                             -------     -------

    Notes payable - long-term                               $150,000    $200,000
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

NOTE G - TAXES ON INCOME

The provision for income taxes consisted of the following:

                                                        2004         2003
                                                     ---------    ---------
    Current expense:
      Federal                                        $    --      $    --
      State                                              4,169        7,274
      Foreign expense (refund)                          10,770      (11,879)
                                                     ---------    ---------
                                                     $  14,939    $  (4,605)
                                                     =========    =========


    Deferred expense (benefit):
      Federal                                        $ 383,000    $ 457,000
      State                                             37,000       44,000
                                                     ---------    ---------
                                                       420,000      501,000
    Increase (decrease) in valuation allowance        (420,000)    (501,000)
                                                     ---------    ---------

                                                     $    --      $    --
                                                     =========    =========


A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                          2004       2003
                                                         ------     ------

    U.S. federal statutory rates                         (34.0)%    (34.0)%
    State income tax , net of federal tax benefit         (3.3)      (5.3)
    Goodwill impairment                                    --        28.7
    Other                                                  --        (4.4)
    Foreign income taxes, net of federal tax benefit       --         --
    Increase in deferred tax asset valuation allowance    37.3       15.0
                                                         ------     ------

         Effective tax rate                                - %        - %
                                                         ======     ======

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


NOTE H - COMMITMENTS AND CONTINGENCIES

1. Obligations Under Capital Leases - Related Party
---------------------------------------------------

The Company leases an office facility from Capitol View Development, LLC, a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development. The lease includes an annual base rent increasing over the term of the lease plus an adjustment based on Capitol View Development's rate of interest on its related loan for fit-up costs. In 2002, Capitol View Development paid off the balance on this related loan, thereby reducing the monthly payments made by the Company. The initial lease term is for a period of fifteen years ending 2010 with five renewal options for a term of one year each. Annual payments approximate $300,000 per year. The Company has the option to purchase the facility subsequent to the tenth year of the term of the lease. During the years ended September 30, 2004 and 2003, the Company paid $133,315 and $117,103, respectively, in lease payments. See also Note M, Subsequent Events, below.

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
                                                      ==========

As of September 30, 2004 and 2003, accumulated amortization for the building under capital lease obligations was $1,222,715 and $1,366,428, respectively. Depreciation expense was approximately $140,000 on the building for each of the years ended September 30, 2004 and 2003.

2. Operating Lease Commitments
------------------------------

The Company leases certain office facilities and certain furniture and equipment under various operating leases. The remaining lease terms range from one to five years.

Minimum annual operating lease commitments at September 30, 2004 are as follows:

    Year ending September 30,

         2005                                        $182,682
         2006                                         141,903
         2007                                          33,323
         2008                                               -
         2009 and thereafter                                -
                                                     --------

                                                     $357,908
                                                     ========


Rental expense for the years ended September 30, 2004 and 2003 totaled $168,786 and $183,283, respectively.

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

5. Employment Agreements
------------------------

On April 30, 2002, the Company entered into new employment agreements with three officers. Two of them were effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,500 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. The Chief Executive Officer is entitled to receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock annually. In December 2004 the Company notified two of the officers that it wishes to retain their services for another year; the third agreement is not yet mature for renewal. Pursuant to the employment agreement for the chief executive officer, 972,412 and 972,214 stock options were granted during FY 2004 and FY 2003, respectively.

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

7. Xmarc Services Limited.
--------------------------

During April 2003 the Company along with HPI Holding SA and Glendower Capital agreed to form and register a new company, Xmarc Services Ltd ("XSL"), in the United Kingdom to service and market Xmarc related technology to European customers. The Company was to own 45% of the preferred shares, which have voting rights, and one-third of the B common shares, which do not have voting rights. In addition, the Company was to have one of the three positions on the board of directors. In January, 2004 the parties to the agreement chose to terminate the proposed arrangement and to reconsider the structure of the vehicle to be used in Europe for the sale of Xmarc products and the support of new and existing clients. In the interim, the Company continued to provide this customer support through a contract with Xmarc Ltd, a pre-existing distributor for XMarc in Europe.

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

9. Investment Banking Agreement
-------------------------------

In August of 2003, the Company engaged The Windsor Group LLC as its advisor in connection with its review of strategic alternatives to enhance shareholder value. A nonrefundable retainer of $25,000 was accrued at September 30, 2003.

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

A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2004 and 2003 and changes during the years ended on those dates is presented below:

                                    Options                   Warrants
                           -------------------------- -------------------------
                                          Weighted                  Weighted
                           Number of      Average     Number of     Average
                            Shares     Exercise Price   Shares   Exercise Price
                            ------     --------------   ------   --------------

Outstanding 10/01/2002     6,262,920     $   0.07     5,596,331     $   0.20
Granted                    3,039,214         0.04          --           --
Cancelled                   (853,500)        0.13      (426,000)        0.50
Exercised                       --           --            --           --

Outstanding 9/30/2003      8,448,634     $   0.06     5,170,331     $   0.18
Granted                      972,412         0.04          --           --
Cancelled                 (1,026,162)        0.13      (340,000)        0.60
Exercised                       --           --            --           --

Outstanding 9/30/2004      8,394,884     $   0.05     4,880,331     $   0.15

Exercisable 09/30/2003     6,653,884     $   0.06     5,170,331     $   0.18

Exercisable 09/30/2004     7,744,884     $   0.05     4,880,331     $   0.15


                                                           Options      Warrants
                                                           -------      --------

Weighted average fair value of options and warrants
 granted during fiscal 2004                                 $0.04          --

Weighted average fair value of options and warrants
 granted during fiscal 2003                                 $0.04          --

                               PLANGRAPHICS, INC.

                           September 30, 2004 and 2003


NOTE I- EQUITY TRANSACTIONS (CONTINUED)

The following information summarizes stock options and warrants outstanding and exercisable at September 30, 2004:

                                  Outstanding              Exercisable
--------------------------------------------------------------------------------
                                   Weighted
                                    Average     Weighted                Weighted
                                   Remaining     Average                 Average
   Range of          Number       Contractual   Exercise     Number     Exercise
Exercise Prices   Outstanding    Life in Years    Price    Exercisable    Price
---------------   -----------    -------------    -----    -----------    -----

Options
$0.03-$0.07         8,372,884        3.05         $0.05      7,722,884    $0.05
$0.17-$0.18            22,000        1.08         $0.18         22,000     0.18
--------------------------------------------------------------------------------

$0.03-$0.18         8,394,884        2.74         $0.05      7,744,884    $0.05
--------------------------------------------------------------------------------


Warrants
$0.01-$0.04         3,898,879        2.04         $0.04      3,898,879    $0.04
$0.30-$0.65           931,452        0.56          0.60        931,452     0.60
$1.00-$1.50            50,000        0.01          1.20         50,000     1.20
--------------------------------------------------------------------------------

$0.01-$1.50         4,880,331        0.87         $0.32      4,880,331    $0.40
--------------------------------------------------------------------------------


NOTE J - EMPLOYEE BENEFIT PLANS

The Company has a Section 401(k) deferred compensation plan covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at PlanGraphics' discretion based upon PlanGraphics' performance. The expense charged to operations for the plan was $0 and $30,414 for the years ended September 30, 2004 and 2003 and includes no discretionary match. During April 2003 the matching contributions were suspended pending improved profitability of the Company.

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

2. Related Party Notes Receivable
---------------------------------

On February 1, 2002, two officers, Frederick G. Beisser and John C. Antenucci, borrowed $8,750 and $175,000, respectively, from the Company. Repayment of the notes was due by February 1, 2004. The borrowed sums were used to exercise subscription rights to purchase 250,000 and 5,000,000 shares, respectively, under the Company's Shareholder Rights Offering that expired on the same date. The notes receivable were recorded as a reduction to common stock. The Company's Board of Directors approved the loan of funds to each of its officers as being in the Company's best interest. It was to provide incentives for officers to continue employment and motivation to strive for the success of the Company so that the value of its common stock may increase. At the time the notes were entered into, they met all federal and state legal and regulatory requirements and continued, therefore, to be in compliance unitl the balances were paid in full during FY 2004 as indicated below.

Mr. Beisser's note was collateralized by a lien in favor of the Company on his residence. Mr. Antenucci's note was collateralized by his purchased shares and the Company may offset any compensation, including severance, toward payment of the note if his employment ends. Both notes bear interest at a rate equal to one fourth of one percent over the interest rate the Company received on its money market accounts. Both officers agreed not to sell the purchased shares of stock for six months after the date of purchase. Mr. Beisser reduced his balance owed the Company by $1,000 during fiscal 2003 and paid the remaining balance in full during FY 2004. Mr. Antenucci was owed certain amounts by the Company exceeding the balance of his note plus accrued interest and full payment was offset against the balances owed to him.

                               PLANGRAPHICS, INC.

                           September 30, 2004 and 2003


NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

3. Related Party Note Payable
-----------------------------

During the third and fourth quarters of FY2003, an officer of the Company made a number of working capital loans to the Company. As of September 30, 2003, the amount owed to the officer was $158,400; the amount was documented by a demand note bearing interest at 4.5% per annum and secured by a lien on the Company's interest in Jobview.com which has a book value of $56,389. The total amount owed at September 30, 2003, including accrued interest of $1,697, was $160,097 and $9,000 at September 30, 2004.


NOTE L - LITIGATION

The Company is engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.


NOTE M - SUBSEQUENT EVENTS

The Company's asset based line of credit matured on October 3, 2004 and the Company entered into first and second forbearance agreements with BB&T allowing use of the line of credit through January 10, 2005 while it located replacement financing. On January 7, 2005 the Company entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay the Company 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount ranging from 0.90% to 5.50% dependent upon the age of the receivables at the time of collection. The Company may be required to repurchase invoice remaining unpaid 90 days after date of invoice, or to replace them with an equal or higher value invoice. Effective February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC ("Rockland") and on the same date the Company executed agreements with Rockland incorporating comparable terms and conditions as the Kcap agreement and paid the remaining BB&T balance in full. The agreement was automatically extended in accordance with its terms for an additional year.

On November 18, 2004, the Company executed a non-binding letter of intent to merge with IceWEB, Inc. of Herndon, Virginia in an exchange of IceWEB cash and common stock for all of the outstanding shares of the Company's common stock. The non-binding letter of intent, as amended, expired without action by either party on December 31, 2005 in accordance with its terms. The Board of Directors continues to actively explore strategic alternatives for PlanGraphics, Inc.

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

PlanGraphics, Inc. entered into a First Amendment to Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective January 9, 2006. The Amendment extended the term of the Master Factoring Agreement to June 30, 2007, In addition, the Amendment, among other things, increased the amount by which Rockland will pay PlanGraphics for accounts receivable invoices from 80% of the face value to 85% of the face value of such invoices and reduced the minimum monthly volume that PlanGraphics is required to submit to Rockland for purchase from $500,000 to $350,000.

NOTE N - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

                                                     2004                2003
                                                     ----                ----
    Years ended September 30,
     Cash paid for interest                        $218,603             246,127
     Cash paid for income taxes                        --                  --

The Company did not record any non-cash transactions during the 12 months ended September 30, 2003 that would have affected the Consolidated Statement of Cash Flows.

During the 12 months ended September 30, 2004 the Company recorded the following non-cash transactions which have been excluded from the Consoidated Statement of Cash Flows:

     Purchase of Xmarc Limited:

     Accounts receivable                          $ 231,273
     Goodwill                                        46,608
         Accounts payable                                      $ 151,574
         Deferred income                                          61,660
         Purchase price                                           64,647
                                                  ---------    ---------
                                                  $ 277,881    $ 277,881


Payment of Subscriptions receivable for stock purchases:

     Notes payable                                $ 158,400
     Accrued vacation liability                      21,148
     Accrued interest                                 4,099
        Subscriptions receivable                               $ 182,750
        Interest receivable                                          897
                                                  ---------    ---------
                                                  $ 183,647    $ 183,647