Form 10KSB
period 2005-09-30
PLANGRAPHICS INC
filed 2007-04-05
CIK 783284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2005 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number 0-14273

                               PlanGraphics, Inc.
                               ------------------
                         (Name of small business issuer)

Colorado                                                              84-0868815
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

112 East Main Street, Frankfort, KY                                        40601
-----------------------------------                                        -----
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $6,839,575.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 27, 2007, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the closing price of the Common Stock as reported on www.pinksheets.com, was approximately $634,831.

As of March 27, 2007 the issuer had outstanding 97,214,418 shares of Common
Stock.
Documents incorporated by reference: None
Transitional Small Business Disclosure Format: Yes [ ]; No [ X ]

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

Forward-looking statements include, but are not limited to, statements in this Form 10-KSB regarding:

o availability of working capital to meet our immediate cash and liquidity needs;
o    our ability to raise funds through debt and equity financing;
o    estimates regarding our financing needs;
o    our prospects for growth;
o    our ability to reduce costs and expenses
o    the collectibility of our accounts receivable;
o    cancellation of our contracts and order assignments;
o    the continuation of our relationship with the City of New York;
o    the increase in competition and our ability to compete effectively;
o    our ability to take advantage of spatial information technology markets;
o    the strength of our technical expertise and customer service;
o    the potential fluctuation of the market price of our stock;
o the ability of information technology to benefit from geospatial capabilities within their technologies;
o    the potential gross profit margin in information technology;
o the projections regarding our financial results for fiscal years ("FY") 2006 and 2007;
o    fluctuations in exchange rates; and
o    the impact of recent accounting pronouncements; and
o    the availability and affordability of alternative lease facilities..

Although we believe that the expectations that we express in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplate. Our actual results could be materially different from our expectations, including the following:


o We may continue to experience very constrained cashflows and may not overcome the underlying causes;
o we may not be able to obtain needed financing; o we may not achieve continued profitability;
o    we may experience work stoppages by subcontractors due to late payments;
o    we may lose customers or fail to grow our customer base;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology; and
o we may issue a substantial number of shares of our common stock upon exercise of options and warrants, thereby causing dilution in the value of your investment;

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

                                TABLE OF CONTENTS


Cautionary Note About Forward-Looking Statements...............................2

                                     PART I

Item 1.  Description of Business...............................................4

                  Risk Factors................................................11

Item 2.  Description of Properties............................................14

Item 3.  Legal Proceedings....................................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............15

Item 6.  Management's Discussion and Analysis or Plan of Operation............16

Item 7.  Financial Statements ................................................29

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................29

Item 8A. Controls and Procedures .............................................29

Item 8B. Other Information ...................................................30

                                    PART III.

Item 9. Directors and Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(A) of the Exchange Act ....................30

Item 10. Executive Compensation...............................................31

Item 11. Security Ownership of Certain Beneficial Owners and Management ......34

Item 12. Certain Relationships and Related Transactions.......................36

Item 13. Exhibits ............................................................37

Item 14. Principal Accountant Fees and Services ..............................39


Signatures....................................................................41

Financial Statements.........................................................F-1


Exhibits.....................................................................E-1

                                     PART I


Item 1 - DESCRIPTION OF BUSINESS

The Company

PlanGraphics, Inc. ("PGRA"), a life-cycle systems integration and implementation firm, provides a broad range of services in the design and implementation of information technology ("IT") in the public and commercial sectors. Its capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks. Its customers are primarily federal, state and local governments, utilities, and commercial enterprises in the United States and foreign markets requiring locational or "spatial" information. PGRA specializes in the design and development of software applications, databases and data warehouses, and secure data communication networks that manage, access, and use spatial (locational) information assets.

Our website is located at http://www.PlanGraphics.com. Reports we file with the Securities and Exchange Commission via Edgar are available gratis on our website shortly after filing.

(a) Business Development.

We were originally incorporated as DCX, Inc., a Colorado corporation, on December 8, 1981. On September 22, 1998, we acquired all of the outstanding shares of PlanGraphics, Inc., a Maryland corporation ("PGI-MD") with headquarters in Frankfort, Kentucky. PGI-MD, founded in 1979, developed an early focus on turnkey information technology implementations, with a particular focus on the then-new spatial information management technologies known as geographic information systems ("GIS") and automated mapping/facilities management ("AM/FM") systems.

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

Daratech, Inc. reported the GIS/Geospatial market grew 17% in 2005 reaching $3.3 Billion and they further expected worldwide GIS/Geospatial revenue to reach $3.6 billion in 2006, up from $2.82 billion in 2004.

There have been significant changes in SIM technology in the recent years. SIM's migration from a specialty technology to a broad enterprise resource brings opportunities for geospatial, IT infrastructure, Internet, and business analytics vendors. With the growth, the technology has become embedded in many business practices and solution

A report by market research firm Input predicts that state and local governments will increase their IT outsourcing spending by 17% annually over the next five years, growing the sector from $10 billion in 2003 to more than $23 billion in 2008.

With the anticipated growth in the information services market, we are focusing our services on meeting the growing information and systems integration needs of the public and private sectors by leveraging our e-services capabilities and specialization in spatial information systems for solutions with an enterprise-wide focus requiring interoperability across systems and data sources.

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

It is our position that GIS technology is accelerating rapidly and there is a growing trend to enable access to spatial information data repositories via the Internet. Local and state governments are starting to think more like business. Increasingly, municipalities are using location-based applications to make life easier for their constituents. They want to provide answers for people who need answers, and they are working to be user-friendly, more efficient, and more cost-effective. GIS helps do that as a component of other systems. Since about 80 percent of local government data is location based, it makes a great deal of sense to work with GIS data.

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


Overview of Operations

At the core of our solutions and applications are three inter-related capabilities and technologies. The foundation of PGI-MD, for over 25 years, is and continues to be its expertise in SIMS, GIS and management consulting. We expanded our range and scope of services as GIS and IT became more integrated, which has led to our expansion and focus on broader IT solution services that leverage spatial information. We have developed, acquired, and/or partnered to gain access to a set of proprietary integration tools that enhance our GIS and IT Services. Combined with our proprietary Methodology and Document Management Improvements ("MDMI") methodologies, these services and technologies enable us to offer our customers a comprehensive set of solutions.

o    Geographic Information Systems ("GIS") Consulting Services. The
     development, implementation, and integration of GIS services have been at the core of our primary focus for more than twenty-five years. From initial consultation on strategy, through the system implementation and integration, we offer a full spectrum of GIS consulting and implementation services to help its clients plan and implement GIS. Our consulting services include the following:
     o  Concept                         o  Development
        -  Strategy and reengineering      -  System procurement and installation
                                           -  Data acquisition
     o  Planning                           -  Data quality control/quality assurance
        -  Requirements analyses           -  Application design and development
        -  Feasibility studies             -  Web enabling/interfaces
        -  Applications definition         -  Training
        -  Implementation planning
                                        o  Operation and Support
                                           -  System administration
                                           -  Database administration and maintenance
     o  Design                             -  System upgrades and expansion
        -  Hardware specifications
        -  Software specifications
        -  Data specifications

o IT Services. We provide a full range of system and data integration services from needs assessment to operation and maintenance of IT solutions, particularly those that leverage spatial information assets. Our full life-cycle services include:

     o  Enterprise Architecture and Management     o  Database design and development
        consulting                                 o  Applications development and
     o  Strategic planning                            customization
     o  Needs assessment                           o  Data conversion management and
     o  Requirements analysis                         QA/QC
     o  System design                              o  Training
     o  Implementation planning                    o  On-site staffing/outsourcing
     o  Project/program management
     o  Integration/Interface design and execution


o Enterprise Integration Tools. We utilize a wide span of third party "best of breed" technologies to accomplish unique approaches to spatial data integration. We have developed significant expertise in large relational databases such as Oracle and their spatially enabled products, e.g. Oracle
     Spatial. In addition we have deployed Xmarc's enterprise spatial integration tool kit, for use in conjunction with third party GIS and database software which makes multi-platform spatial data more accessible.
     We have also developed a number of strategic business partnerships with product and service suppliers which facilitate rapid deployment of technologies and resources on behest of our customers.

In 2003, we acquired the intellectual property and associated assets of Xmarc's spatial integration tools. We are using and further developing the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. These include our own deployment of Xmarc as part of SIMS solutions and enterprise executive dashboards as well as the solutions of third party providers. We make the integration tool kit available to our clients and to third party distributors and value added resellers worldwide. We support existing Xmarc contracts and work in progress in North America, Europe and Xmarc distributors in Asia-Pacific. Since our acquisition of the product, we have developed five new releases, the most recent being Xmarc version 7.0 (released in January 2007) as well as several solution specific derivative products including STEPs (Spatial Template for Emergency Preparedness), an application for emergency response and public safety).

Functional Capabilities and Solutions

We leverage our core capabilities and technologies to deliver solutions in four functional areas: Emergency Management, Non-emergency Information Management,
Asset Management, and Enterprise Data Dissemination solutions.

Emergency Management Solutions
------------------------------

We provide broader strategic and tactical support to emergency planning and response organizations at the local and state level, as well as designing and implementing GIS databases to support Emergency Operation Center applications and data bases. Our GIS applications, such as STEP (Spatial Templates for Emergency Preparedness Solutions), are often used to support emergency services
(police and fire) in the planning and response to natural and man-induced disasters. Since 9/11, the value of integrated GIS technology in supporting emergency services and public safety organizations has become more valuable than ever. PlanGraphics' GIS applications are used in the following areas of emergency management:

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

                                       7

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

     - Executive Dashboards and Portals - These solutions provide a common and single user interface to a broad range of legacy data, typically correlated using location or geography among other data attributes. PlanGraphics STEPs is one such example.

     - Public information systems, such as the "My Neighborhood Statistics" application, which was unveiled in NYC in September 2002, and supported over 400,000 inquiries in the first 24 hours.

     - Virtual data warehouse leveraging both internal and external networks of specific ciustomers we have developed information exchanges that bridge disparate data bases and legacy applications

ASSET MANAGEMENT
----------------

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


We have implemented and integrated off-the-shelf asset management and work management software packages from numerous third party companies We also have extensive experience in working with other "core technologies" and in integrating commercial software packages and databases, such as:

o Relational database management systems ("RDBMS") with a particular focus on Oracle, DB2, and SQL Server
o GIS, including Oracle Spatial and GIS software from ESRI, Intergraph, MapInfo, and AutoDesk
o Computer-aided drafting and design ("CADD") focusing on standards for import and export of engineering documents

For real property information systems, we have worked extensively with computer-aided mass appraisal, street address assignment and management systems and other land management applications that are often integrated with GIS, including development and review, valuation data, permitting, and code compliance.

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

Business Objectives and Milestones

We intend to maintain and grow our presence in the information services industry by building on our reputation and specialty skills, and to achieve growth through restructuring, refinancing, strategic business alliances and other business initiatives.

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

We believe that we compete effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness. We have managed more than 1,290 projects across a wide range of state and local, Federal, and international customers. Approximately 76% of our revenue in fiscal year 2005 was generated through the public sector, which is comprised of state and local government and public utilities customers. Another 18% of our revenue was generated through international customers, with the majority coming from World Bank-sponsored projects in The People's Republic of China and 6% derived from commercial customers. We are working to develop our Federal Sector practice as we build partnerships with firms that have a broader entre to federal agencies. During FY 2004 we completed an Enterprise Architecture project for the Department of Housing and Urban Development which has recently been recognized as an exemplary project by the office of Management and Budget.

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

We have obtained exclusive rights to certain intellectual property and spatial integration software (referred to herein as the Xmarc products) previously owned by a Swiss based investment company, HPI, LLC. We diligently protect these proprietary rights in the same manner as described above.

Employees

As of September 30, 2005 we employed 35 full-time employees. Four of those employees were in executive management and two had practice management responsibilities. An additional eight employees were executive consultants. We increasingly subcontract work to business partners and independent consultants who now generate approximately 30% of our revenue.

As of February 17, 2007, we have further streamlined our workforce and now have 30 full-time employees. Our Executive Management Team members, who are responsible for overseeing and guiding corporate management and strategy, have an average of 28 years of industry experience and more than 15 years of tenure with PlanGraphics.

None of our employees are represented by a labor union. Although employee attrition has increased, we have not experienced employee work stoppages in the traditional sense. Cash flow constraints adversely impacted our ability to make timely payroll and subcontractor payments (as discussed later in this report) which resulted in higher than average employee attrition and occasional delays in subcontractor performance.

International Operations

We continue to conduct business in the international arena. We have repeatedly demonstrated our ability to manage projects and deliver solutions in a wide range of international settings in Europe, the Mid-East and Asia. We maintain a reputation for successful execution of World Bank-funded projects, particularly in China and have directed some of our sales and marketing to commercial firms in China and Europe.

We endeavor to limit our exposure to changes in the international economic climate by denominating our consulting and implementation contracts in United States currency, by concentrating on overseas projects for provinces and municipalities that are funded by the World Bank and by forming alliances and building relationships with third parties knowledgeable of the country specific business cultures and we maintain value added reseller agreements in targeted foreign markets for our Xmarc products.

In April 2004, we acquired the intellectual property and associated assets of Xmarc's spatial integration tools. We also acquired a wholly owned subsidiary and value added reseller, Xmarc, Ltd. of the United Kingdom, which serves a number of customers across Europe. We are using the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. Contracts are typically denominated in British Pounds and Euros. We also make the integration tool kit available to clients and through distributors and value added resellers in the US, Australia, and New Zealand.

Compliance with Environmental Laws

We have not incurred costs in complying with environmental laws during the periods encompassed by this report.

Research and Development Costs

During FY 2005 we recorded minimal expenses on our own research. Research costs and those development costs incurred prior to technological feasibility and commercial viability being established are expensed as incurred. We limit our R&D expenses to work that can be funded by maintenance revenue from the Xmarc technology, by cost sharing or available grants.

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

Liquidity concerns. For the fiscal years ended September 30, 2005 and 2004, we had net losses of $375,764 and $989,583, respectively. For the same periods, we had cash flows provided by operations of $1,053,162 and $186,748, respectively. We had a working capital deficit of $1,543,375, and an accumulated deficit of $20,196,921 at September 30, 2005, and have had recurring net losses in all prior fiscal years since 1998. Our ability to continue operations is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and pay our liabilities from normal business operations when they come due. However, we continue to experience very constrained cash availability resulting in delayed payrolls and payments to subcontractors. The inability to timely pay subcontractors has adversely impacted our capacity to service certain major projects. It has also been a factor in employee attrition.

We will require additional funds through equity, debt, or other external financing in order to fund and operate our business. Our financing arrangement with Rockland pursuant to which Rockland purchases a portion of our accounts receivable for up to 85% of the face value of such receivables; this financing arrangement was recently extended to June 30, 2007. If we continue to experience net losses, we will need to obtain working capital through additional debt or equity financings (See subsequent events, below). Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected.

We have experienced decreasing revenues. Our total revenue has decreased over the past several years and is expected to decrease again in fiscal year 2006 before increasing in 2007. We are reporting a net loss of $375,764 for 2005; it results from $450,000 of goodwill impairment. We also expect to report a net loss for 2006 prior to improvement in 2007.

Various factors may affect our operating results and cause our quarterly results to fluctuate. Our financial results may fluctuate significantly because of several factors, several of which are beyond our control. These factors include:

o Continued cash flow constraints causing delays in making payments to subcontractors and to employees;
o    Loss of customers, seasonal fluctuations in demand for our services;
o Adverse economic impacts affecting state and local government revenue collections;
o Costs associated with gaining and retaining customers and capital expenditures for upgrading our internal systems and infrastructure;
o Timing and market acceptance of new and upgraded information services introductions, technologies, and services by us and our competitors;
o    Downward pressure on prices due to increased competition; and
o Changes in our operating expenses, including compensation and subcontractor costs; fluctuations caused by these and other factors could cause our business to suffer.

Our revenues historically are concentrated in a limited number of customers. The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 25% and 10% of revenues for the years ended September 30, 2005 and 2004, respectively while the New York State Office of Cyber Security and Critical Infrastructure Coordination (CSCIC) accounted for 15% of FY2005. NYDEP accounted for 31% and The Italian Ministry of Finance accounted for 18% of billed accounts receivable at September 30, 2005 while NYDEP represented 35% of accounts receivable at September 30, 2004.

Of the billed accounts receivable balance at September 30, 2005, $218,033 is in excess of 120 days old. Of that amount, $43,085 is due from international customers and the remainder from several domestic customers. During the subsequent period all such amounts were paid The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

Our future success depends in significant part on the continued service of certain technical and management personnel and our ability to attract and retain key technical, sales, marketing, information systems, financial and executive personnel.
A key employee of PGRA is John C. Antenucci, Chief Executive Officer. PGRA entered into an employment agreement with Mr. Antenucci on May 1, 2002 that has subsequently been extended through December 31, 2007. The agreement contains a non-compete provision that restricts Mr. Antenucci for three years following his termination date, unless otherwise approved by us, from performing work either that is in backlog for PlanGraphics or that PlanGraphics is pursuing. Competition for personnel is intense, and there can be no assurance that PGRA can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. Although PlanGraphics makes non-compete and non-disclosure agreements a part of employment commitments for all professionals, the loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on our business, financial condition and results of operation. It is also possible that liquidity problems caused by constrained cash flows may adversely affect our ability to retain technical staff required to compete effectively.

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

Possible change of control.
Our sale of preferred stock to an investor included a warrant for common stock. The Warrant is exercisable for that number of shares of the Company's common stock that will constitute eighty (80%) of the common stock outstanding on a fully diluted basis, determined immediately after the exercise of the Warrant. Such exercise of the warrant, if effected, would result in a change of control of the Company.

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

Limited cash availability may adversely affect our ability to complete work. From time to time we encounter cash shortages that delay payments to employees and subcontractors. Such delays may affect the completion of work due to inability to retain technical employees or to keep subcontractors working on projects and thus adversely affect revenue generation.

Our clients' ability to terminate their contracts on short notice makes it difficult to accurately predict our revenues.
Our clients retain us on a project-by-project basis. Because large engagements often involve multiple tasks, there is a risk that a client may choose to terminate or delay a project or a contract with appropriate notice and some of the contracted tasks may not be completed with concomitant reductions in anticipated revenue. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project. Substantially all of our contracts with our clients may be terminated by our clients for convenience and upon short notice, generally 30 days. We cannot, however, reduce our costs as quickly or as easily as our clients can cancel their contracts with us. If a client were to terminate its contract with us, our revenues would decline and our gross margin in the quarter of cancellation would be reduced.

We may be exposed to potential risks relating to our disclosure controls including our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.
Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") requires public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2005. We will be required to evaluate our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ending September 30, 2008.

While we expect to expend significant resources in the near term developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

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

In addition to the above, in the event that our independent auditors were unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they were unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements and investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Item 2 - DESCRIPTION OF PROPERTY

Our corporate executive offices are located in Frankfort, Kentucky. As of September 30, 2005 we leased commercial property in the following locations:

                                                                       Number of
     Location             Property Leased       Approximate Size       Employees
     --------             ---------------       ----------------       ---------

Frankfort, Kentucky       land and a building   10,300 square feet         21


Silver Spring, Maryland   office space           1,800 square feet         11

The length of our leases varies from one to three years with renewal options. We believe that such properties are adequate to meet our current needs. If any of the existing leases terminated, we believe that there are affordable alternate facilities available and such action would not have a material adverse effect on our business. (See also Subsequent Events as well as Contractual Obligations and Commercial Commitments in Management's Discussion and Analysis in Item 6, below, and Notes H and M to the Consolidated Financial Statements.)

On May 26, 2005, we entered into an agreement with our landlord terminating the former capital lease for our 20,500 square foot Frankfort, Kentucky facility effective June 1, 2005. Also effective June 1, 2005, we entered into a new operating lease with the same landlord for 10,300 square feet in the same building at a lower cost per square foot. The term of the new lease is through May 31, 2008.

Item 3 - LEGAL PROCEEDINGS

We are engaged from time to time in various litigation matters in the ordinary course of business.

Termination of Senior Officer of PGI-MD. On September 7, 2006, in Michael L. Langley vs. PlanGraphics Inc., a former employee filed a lawsuit in Franklin Circuit Court, Division II, in Kentucky, asserting that we had terminated his employment for convenience and therefore he was due certain severance, performance bonus, salary , expense and other payments. We defended our position that the former employee was terminated for cause and that all payments due the former employee had already been made. The Company has countersued alleging certain facts in conflict with the Langley's employment agreement and company policies. The Company intends to vigorously defend its position.

Defense of Non-Compete Agreement. On August 3, 2005, in PlanGraphics Inc. vs. James Hall we filed a lawsuit in the Franklin Circuit Court of Kentucky asserting that a former employee, Hall, had violated certain non-complete provisions of his employment agreement with us and seeking injunctive relief. The case was subsequently remanded to the US District Court, Eastern District of Kentucky on September 8, 2005, at defendant's request. The court subsequently ruled that non compete provisions of the employment contract were enforceable and Hall entered into a settlement agreement that was satisfactory to us.

Litigation is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the above-described legal matters and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows. (See also subsequent events, below.)

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

                                                   Sales Price
                                               --------------------

           Quarters Ended                      High            Low
           --------------                      ----            ---


         December 31, 2003                     .090            .040

         March 31, 2004                        .090            .040

         June 30, 2004                         .080            .030

         September 30, 2004                    .040            .030

         December 31, 2004                     .050            .015

         March 31, 2005                        .040            .015

         June 30, 2005                         .015            .010

         September 30, 2005                    .015            .011


As of March 27, 2007, the last reported sales price of our common stock was $0.007.

Based on information supplied by certain record holders of our common stock, we estimate that as of February 1, 2007, there were approximately 3,300 beneficial owners of our common stock, of which approximately 2,050 are registered shareholders.

We have never declared or paid any dividends on our common stock. Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

In addition to any security sales previously reported in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On May 1, 2002, we entered into an Employment Agreement with John C. Antenucci in connection with his employment as our President and Chief Executive Officer. On May 1, 2005 we issued options to purchase 972,144 shares of common stock in accordance with the terms of Mr. Antenucci's employment agreement. The options were immediately vested and are valid for five years from the date of issue. We relied on Section 4(2) of the Securities Act.

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

                     Executive Summary of PlanGraphics, Inc.

PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. Approximately 76% of our sales are to customers in federal, state and local governments, and utilities; 16% to international customers and the remaining 6% are to commercial enterprises. Our customers are located in United States and foreign markets requiring locational or "spatial" information.

o We had a working capital deficit of $1,545,375 and an accumulated deficit of $20,196,921 at September 30, 2005, and recurring net losses in all prior fiscal years back to 1998. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.

o During FY 2005 the foremost challenge faced by management was coping with constrained cash flows. Management worked closely with its creditors to manage payments and from time to time has borrowed funds from officers and employees to meet temporary working capital shortages. In January 2006 we entered into an extension of our Master Factoring Agreement with Rockland which extended it through June 30, 2007 and reduced the required monthly volume down to $350,000 per month.

o As a result of very constrained cash flows in FY 2005, we delayed payments to subcontractors and from time to time have delayed management and employee payrolls. We have experienced the departure of certain technical employees, reduced availability of subcontractors and increased legal costs arriving at work out agreements and settlements with creditors.

o    About our business:

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

     o Our consulting and implementation practice operates nationally and abroad. We are also pursuing opportunities related to emergency preparedness and public safety throughout the U.S.

o    We believe the critical factors for the future success of PlanGraphics are:

     o    Achieving positive cash flows from operations by controlling costs;

     o    Securing funding arrangements to support operations;

     o Changing our revenue mix to increase the amount of higher margin software sales;

     o    Increasing lagging revenue; and

     o    Attaining net income.

                                Subsequent Events

Constrained Cash Impacts. Beginning with the third quarter of FY 2005 and as a result of our increasingly constrained cash situation, we encountered difficulties retaining staff and subcontractors to complete certain projects; this adversely impacted our ability to service certain projects on previously anticipated schedules and to generate revenue at historical rates. During and after this period staff size decreased from 37 employees at September 30, 2005 to 30 employees at February 17, 2007. This staffing decrease limits our in-house capability to generate revenue. Accordingly, when possible, we are compelled to locate and retain subcontractors to accomplish work that otherwise might have been done by our employees thereby reducing our gross profits on this work. As a result;

     o we have transferred an uncompleted project in Guangzhou, China to another company in exchange for appropriate remuneration.
     o of a client failure to make timely payments for completed work that we invoiced, we ceased work on a sub project (Shenyang) in China. We are in ongoing negotiations to resolve the issue in advance of requesting formal arbitration.
     o we frequently must respond to a vendor or subcontractor's demand for payment of delinquent accounts. In addition, we have encountered threatened or preliminary litigation on a number of unpaid liabilities. In each instance the Company has been able to arrive at settlement arrangements with the creditors. To date, all resulted in outcomes that were either neutral or favorable to PGI from a financial perspective.
     o on December 21, 2006, a subcontractor issued a payment demand letter for past due invoices totaling approximately $430,000. The Company disputes the amounts invoiced and the subcontractor has entered into discussions with the Company regarding mutually acceptable levels of compensation and a payment plan.

Expiration of the LOI with IceWeb On November 18, 2004, the Company executed a non-binding letter of intent to merge with IceWEB, Inc. of Herndon, Virginia in an exchange of IceWEB cash and common stock for all of the outstanding shares of the Company's common stock. The non-binding letter of intent, as amended, expired without action by either party on December 31, 2005 in accordance with its terms. The Board of Directors continues to actively explore strategic alternatives for PlanGraphics, Inc.

Sale of Jobview Minority Interest. As reported on Form 8-K dated September 30, 2005, effective September 30, 2005, we sold our minority interest management units owned by us to two individuals in exchange for total payment of $198,250. Pursuant to the terms of the Agreement, we are also entitled to receive all financial distributions related to our ownership of the units for all fiscal years ending prior to January 1, 2005 and for Jobview's fiscal year ended December 31, 2005, notwithstanding the fact that we will not own the units at the end of such fiscal year.

Factoring Agreement Amendment. PlanGraphics, Inc. entered into a First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective January 9, 2006. The Amendment extended the term of the Master Factoring Agreement to June 30, 2007. In addition, the Amendment, among other things, increased the amount by which Rockland will pay PlanGraphics for accounts receivable invoices from 80% of the face value to 85% of the face value of such invoices and reduced the minimum monthly volume that PlanGraphics is required to submit to Rockland for purchase from $500,000 to $350,000.

Termination of Senior Officer of PGI-MD. On June 23, 2006, we terminated the employment of Michael Langley, an officer of PGI-MD. Subsequently, he filed suit alleging the company had insufficient basis for the termination, a claim that management contests. We have accrued an estimated amount for this litigation in the FY 2005 financial statements.

Sale of Preferred Stock and Possible Change of Control. On August 21, 2006, we entered into a Series A Preferred Stock Purchase Agreement with Nutmeg Group, LLC pursuant to which we sold and Nutmeg Group, LLC bought, for an aggregate purchase price of $500,000, a total of 1,000 shares (the "Shares") of the registrant's Series A 12% Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of the registrant's common stock with an aggregate exercise price of $10.00 (the "Warrant," and together with the Shares, (the "Securities"). We used the net proceeds from the sale of the Securities to pay our independent accountants amounts due to complete the 2005 audit for our annual report and subsequent quarterly reports, to satisfy certain of our accounts payable, and for general working capital purposes. The Warrant is exercisable as described in the Form 8-K dated August 16, 2006, and filed with the SEC, for that number of shares of the Company's common stock that will constitute eighty (80%) of the common stock outstanding on a fully diluted basis, determined immediately after the exercise of the Warrant. Such exercise of the warrant, if effected, would result in a change of control of the Company.

Resignation of Directors. Board Chairman Gary S. Murray and Director Bill Strang tendered their resignations from the Board on August 16 and 17, 2006, respectively. Both Directors cited personal reasons for their resignation. On March 22, 2007, Raymund O'Mara tendered his resignation without citing a reason.

Expiration of Contract with Executive. On October 31, 2006, a contract between the Company and its Chief Operating Officer expired without renewal. The officer determined on November 7, 2006, that he would not enter into any further extension.

Defense of Non-Compete Agreement. On November 1, 2006, the Company entered into a Settlement Agreement with a former employee after the federal courts upheld the application of the Company's non-compete agreement. The Settlement Agreement was favorable to the Company.

Extension of Employment Agreements for Parent Company Officers. During February 2007 the Company entered into amendments to the employment agreements of its chief executive officer and its chief financial officer, to extend the term of their existing employment agreements through December 31, 2007. The amendments provide for each officer to place a one-time amount equal to one month of FY 2007 gross salary and an ongoing fifteen percent of annual salary into a deferred salary account. Previous incentive bonuses have been deleted from the employment agreements and replaced with text relating to the release of the officer's salary deferral, with the ability to earn additional amounts based on the earnings of PGI-MD, the Company's subsidiary. The amendments also modify the provisions regarding separation pay to effectively freeze each officer's separation benefits at the amount accrued as of September 30, 2006, and with the exception of the provisions for death of an officer, reduced by 50% through August 3, 2007. As compensation for his agreement to the revised provisions of his Employment Agreement, each of the officers is to receive a stock option grant to acquire shares of the common stock of the Company, amounting to 1,000,000 for Mr. Beisser and 1,750,000 for Mr. Antenucci. Such options will be fully vested upon grant and exercisable at a price of $0.015 per share and exercisable for a period of five (5) years from issuance.


                               Financial Condition

     The following discussion of liquidity and capital resources addresses our combined requirements and sources as of September 30, 2005 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes beginning on page F-1 of this Form 10-KSB.

                                    Liquidity

     Readers should take into account that PlanGraphics has an accumulated deficit of $20,196,921 at September 30, 2005, a net working capital deficit of $1,545,375 at September 30, 2005, net losses for the years ended Setember 30, 2005 and 2004, and net losses back to 1998. Although we have recently extended our master factoring agreement with Rockland and reduced the monthly required volume (see Liquidity, below), the future viability of PlanGraphics is highly dependent upon our ability to achieve profitability in our operations in ensuing years.


During FY 2005, as a result of recording a $450,000 impairment to goodwill, we are reporting a net loss of $375,764. We also have experienced very constrained cash flows. The limited cash flows have, from time to time, adversely affected our ability to timely meet payroll and other payment obligations. On occasion, payroll disbursements were delayed and, accordingly, related FITW and FICA payments were late. As a result, we could be subject to certain regulatory or statutory penalties. We continue to experience very constrained cash flows as of the filing of this report and as a result delayed payments to certain subcontractors have resulted in temporary work stoppages and delays in employee payroll disbursements. Consequently, we have experienced attrition of professional staff and difficulties keeping subcontractors on the job in support of certain projects adversely impacting revenue and cash generation.

We entered into a First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective January 9, 2006. The Amendment extended the term of the Master Factoring Agreement to June 30, 2007, In addition, the Amendment, among other things, increased the amount by which Rockland will pay PlanGraphics for accounts receivable invoices from 80% of the face value to 85% of the face value of such invoices and reduced the minimum monthly volume that PlanGraphics is required to submit to Rockland for purchase from $500,000 to $350,000.

Operations in recent years have been financed by the following sources:
     o    revenue generated from operations;
     o    loans from management and employees;
     o    loans and lines of credit; and
     o equity proceeds through public offerings and private placements of our securities;

We have taken actions to leverage our technical capabilities and reputation in order to improve cash flows and to reduce costs and expenses to the maximum extent possible.

Cash Flow

As of September 30, 2005 we had a working capital deficit of $1,545,375 as compared to a working capital deficit of $1,196,641 at September 30, 2004. The ratio of current assets to current liabilities decreased further to .64 from .74 for the prior year. The decrease in working capital of $348,734 resulted primarily from a net decrease of $699,746 in current assets mainly from a $731,004 decrease in accounts receivable caused by collections and by the removal of $208,811 from unbilled work in progress due to longstanding inactivity on certain projects. Offsetting this was a decrease in current maturities of notes payable. There was also a decrease in accrued payroll costs and vacations as a result of payments made of delayed payroll accruals during the current fiscal year that had been awaiting funds for disbursement.

The decrease in accounts receivable brought the number days of revenue outstanding in the accounts receivable balance down from 159 days at September 30, 2004 to 143 at September 30, 2005. We believe that our receivables are collectible, net of doubtful accounts, and that the allowance for doubtful accounts is adequate. We do not have any off-balance sheet financing arrangements.

In the fiscal year ended September 30, 2005, operations provided net cash of $1,053,162, an improvement of $866,414 when compared to net cash provided of $186,748 in the year ended September 30, 2004. The increase in cash provided by operations during FY 2005 resulted primarily from the decrease in net loss of $989,583 for FY 2004 to a net loss of $375,764 for an improvement of $613,819 and growth in deferred revenue.

In the fiscal year ended September 30, 2005, net cash used in investing activities was $272,887 as compared to $42,294 of net cash used in investing activities in the year ended September 30, 2004. Increased technology purchases accounted for the change.

Financing activities used net cash of $798,404 in the year ended September 30, 2005, as compared to net cash used of $153,113 in the year ended September 30, 2004. The net change of $645,291 from last year to this year was primarily caused by a net increase of $708,946 in payments on and proceeds from debt.

Accounts Receivable

At September 30, the components of accounts receivables were as follows:

                Accounts Receivable

                                          2005         2004
                                          ----         ----

Billed                                 $  655,609   $2,395,119
Unbilled                                2,050,355    1,008,638
                                       ----------   ----------
                                        2,705,964    3,403,757
Less allowance for doubtful accounts       33,211         --
                                       ----------   ----------
Accounts receivable, net               $2,672,753   $3,403,757
                                       ==========   ==========


Accounts receivable balances at September 30, 2005 and 2004, include both billed receivables and unbilled work-in-process. The payment terms on accounts receivable are generally net 30 days. Collections generally average 45 to 90 days after invoicing, except for two major customers that generally have longer collection periods, which is consistent with industry experience for clients in the public sector.

Unbilled receivables represent work-in-process that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. Unbilled work-in-progress includes revenue earned as of the last day of the reporting period which will be billed in subsequent days. The amount of unbilled revenues will vary in any given period based upon contract activity.

The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 25% and 10% of revenues for the years ended September 30, 2005 and 2004, respectively while the New York State Office of Cyber Security and Critical Infrastructure Coordination (CSCIC) accounted for 15% of FY2005. NYDEP accounted for 31% and The Italian Ministry of Finance accounted for 18% of billed accounts receivable at September 30, 2005 while NYDEP represented 35% of accounts receivable at September 30, 2004.

The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

Deferred revenue amounts of $824,738 and $546,602 at September 30, 2005 and 2004, respectively, represent amounts billed in excess of amounts earned.

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2005, our contractual obligations and commitments by type and period. As of September 30, 2005, our contractual obligations and commitments are as follows:


                            AMOUNT OF PAYMENTS DUE BY PERIOD


                             TOTAL         UNDER
CONTRACTUAL                 AMOUNTS         1          2 TO 3       4 TO 5       OVER 5
OBLIGATIONS                COMMITTED       YEAR        YEARS        YEARS        YEARS
---------------------      ----------   ----------   ----------   ----------   ----------
Related party
  note payable                 18,000       18,000         --           --           --


Operating leases            1,485,537      292,541      250,614      221,454      720,928

Remaining obligations            --           --
  on technology purchase      186,029       51,029      135,000

Other contractual
  commitments (Note 2)        540,677      385,677      155,000         --           --
                           ----------   ----------   ----------   ----------   ----------

Total contractual
Commitments                $2,230,243   $  747,247   $  540,614   $  221,454   $  720,928
                           ==========   ==========   ==========   ==========   ==========

     (1) Subsequent to the end of FY 2004, we renegotiated the lease for our Frankfort facilities; the landlord entered into an agreement in principle under which the capital lease will be terminated and we will enter into an operating lease, both effective June 1, 2005. The new operating lease for less space reduced cash outflow by approximately $197,000 per annum.
     (2) Represents potential required termination payments under employment agreements if certain officers were terminated plus the amount of accrued vacation liabilities for all employees.


Capital Resources

At September 30, 2005, as a result of our lease negotiations, we had no capital lease payment commitments for FY 2006; capital lease commitments of $1,778,502 at September 30, 2004 required annual payments of $293,345 during FY 2005. For FY 2006 we have operating lease commitments of $292,541. Normal operating cash flows for FY 2005 were not adquate to consistently fund the required payments on a timely basis. In May 2005 the lessor of our Frankfort facilities signed an agreement in principle to terminate our capital lease and enter into an operating lease for one-half the space previously used which reduced our lease costs by approximately $197,000 per year. We consider our facilities adequate to support anticipated sales and operations for the next several years; accordingly, no major commitment for facilities expansion has been entered into for the year ending September 30, 2005. In recent years we have transitioned to smaller and less expensive space when possible and increased the utilization of customer supplied space. Were any of the existing leases to be terminated, we believe that there are affordable alternate facilities available, and such action would not have an adverse impact.

Since entering the information technology sector in 1998, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. We have also on occasion borrowed limited amounts from officers and other staff.in order to fund temporary working capital requirements. At September 30, 2005, we owed Mr. Murphy, PGI-MD's chief financial officer, $18,000 for such amounts.

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

As of September 30, 2005, we had cash and cash equivalents of $1,428. While we have entered into a new and larger factoring arrangement for operating funds, our long-term liquidity requirements may be significant in order to implement our plans. Should additional funds be required, there can be no guarantee such funds can be secured.

Operations Outlook

Our revenue for FY 2005 amounted to $6,839,575 for a decrease of approximately 13% from FY 2004, We expect a further decrease in revenue for FY 2006 to result in a net loss. While we expect FY 2007 revenue to be lower than for FY 2005, we anticipate that our intensive cost reduction actions and our focus on higher profit margin projects should yield bottom line net income for FY 2007.

We had work backlog and assignments at October 31, 2005, of approximately $14 million of which approximately $11 million was funded. Our backlog includes projects that may take from three to 48 months to complete.

More recently our backlog and assignments as of December 31, 2006 amount to approximately $ 5.5 million, all of which is funded. The decrease in backlog and assignments from October 31, 2005 was caused by the natural drawdown of multi-year contracts including the New York City Department of Environmental Protection and several of the large World Bank China projects, the transfer of the Guangzhou project to a US based business partner and the reduction of project scope with a state government client. Delays in the completion of several competitive awards also hampered the process of securing new contracts in the second half of the fiscal year.

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

STEPsTM (Spatial Templates for Emergency Preparedness) is our proprietary approach to rapidly meet the growing needs of emergency management operations at state and local governmental levels to implement a clearly defined plan to converge unstructured data into a centralized datamart. It provides improved information sharing and operational efficiency to meet the needs of emergency planning, response and recovery coupled with economical and efficient means of implementing programs to deal with emergency responses and public security issues, giving us a distinct advantage over our competitors. We have partnered with Genutec Business Solutions' subsidiary American Emergency Notification
(AEN) to provide mass alert notification (in excess of 3.5 million phone calls per hour) based, in part, to specific geographic areas that are threatened or experiencing emergency conditions. STEPs serves as the proprietary user interface to the AEN dialing platform that is typically accessed through the AEN web based application service.

We also believe the potential gross profit margins in information technology are much higher than we presently experience. We are working vigorously to grow the spatial data management and integration solutions of our GIS business base.

Currently, we plan to continue building and leveraging strategic partnerships. We have made substantial progress in positioning PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data and e-government solutions. As an example, the San Francisco Department of Telecommunications and Information Systems awarded us a project in FY 2006 to build out the "hub" of an inter-agency repository for the City and County's Criminal Justice System.

On January 7, 2002 we reached an agreement to license exclusive North American rights to intellectual property and spatial integration software components previously owned by Xmarc Ltd. and then held by the Swiss based investment company HPI LLC for use in the public sector and utility markets. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. We also agreed to support former Xmarc clients, work in progress and outstanding proposals in North America. This arrangement effectively gives us increased access to federal, state and local government clients in addition to commercial enterprises. Effective April 1, 2003, we exercised our right under the agreement to acquire in perpetuity the exclusive rights to Xmarc trademarks, intellectual property and technology and all subsequent product enhancements. During fiscal year 2005 we recorded approximately$572,000 in Xmarc related revenues. We will pay $50,000 per year for five years for the technology and certain royalty payments related to our Xmarc revenues which will be offset from the annual payments to the sellers.

As noted above, we have secured a new financing arrangement under which up to $1.5 million of accounts receivable invoices are purchased by Rockland who then initially pays us 85% of the face value pending collection when the remainder less a varying discount is remitted to us. Accordingly, our management team believes that while our cash flows are very constrained, we have the capacity to address the immediate needs for cash and liquidity. We have also aggressively controlled costs and expenses. Funds from the factoring facility available to PlanGraphics met the cash needs of the company through September 30, 2006.

                              Results of Operations

                                                     Years Ended September 30
                                                      2005              2004
                                                      ----              ----

Statement of Operations Information:
Revenues                                           $ 6,839,575      $ 7,827,923
Cost and expenses                                    7,587,102        8,603,026
Operating loss                                        (747,527)        (775,103)
Net loss                                              (375,764)        (989,583)

Balance Sheet Information:
Total assets                                         5,372,455        6,741,683
Total current liabilities                            4,296,258        4,647,270
Working capital (deficit)                           (1,545,375)      (1,196,641)
Shareholders' equity                                   491,197          866,961



Result of operations for the year ended September 30, 2005 compared to September 30, 2004

Revenues

Our revenues decreased by $988,378 or 13% from $7,827,923 for the fiscal year ended September 30, 2004 to $6,839,575 for the fiscal year ended September 30, 2005. Unavailability of working capital as needed adversely impacted our ability to keep technical staff and subcontractors continuously on certain projects generating revenue which caused the decrease noted elsewhere in this report. The sources of our revenues were:

                                                     FY 2005      FY 2004
                                                    ----------   ----------
Local government                                    $4,256,802   $5,332,941
State government                                       966,507      466,278
Federal government                                           0      297,555
Commercial customers                                   413,410      248,513
International                                        1,202,856    1,482,636
                                                    ----------   ----------
         Total                                      $6,839,575   $7,827,923

Total Costs and Expenses

Total costs and expenses for the fiscal year ended September 30, 2005 amounted to $7,587,102, a decrease of $1,015,924, or 12%, compared to $8,603,026 for the fiscal year ended September 30, 2004. Changes in costs and expenses from the prior year are:

o Direct contract costs decreased $1,188,293, or 22%, following the decrease in revenue from the prior year.

o Salaries and employee benefits decreased about $375,864, or 22%, as a result of the decrease in revenue and associated staff attrition.

o General and administrative expenses increased $153,287 during 2005 or 18%, a lower rate than the prior fiscal year:

     o    Increases occurred in:

          o Rent, $68,587, for payments on the new operating lease which replaced the former capital lease for our Frankfort, Kentucky facility;

          o    Impairment of goodwill, $450,000 versus none in the prior year.

          o Estimated settlement expenses, $55,008, for litigation related to a terminated employee;

          o    Professional fees, $28,456 primarily due to recruiting fees;

          o    Lodging expenses, $26,610, and .

          o    Accounting and tax service expenses, $19,025.

     o Decreases occurred in the following areas which partially offset increases:

          o    Consulting $23,076;

          o    Contract labor, $19,233;

          o    Property insurance, 17,422, and

          o    Legal services, $17,073.


o Marketing costs decreased by $68,043, or 36%, primarily from the following reductions:

     o    Conference expenses $14,031
     o    Professional fees $27,971
     o    Reduced transportation costs $12,864

o Other operating expenses increased by $12,990, or 4% primarily because of increased amortization of Xmarc software developed for sale to third parties

Net Income

Our operating loss for the fiscal year ended September 30, 2005 was $747,527 compared to an operating loss of $775,103 for FY 2004. This change of $27,576 was primarily a result of the decrease in direct contract costs noted above.

Interest expense decreased by $73,052 to $218,033 in FY 2005 as compared to a total of $291,085 during FY 2004; this represents a decrease of 25% caused by a reduction in our financing usage as revenue generation decreased and by our shifting of credit financing to vendors, subcontractors and employees.

Other income increased $38,186 or 50% from the prior year total primarily as a result of other income recorded for the forgiveness of certain debt.

Our net loss for the fiscal year ended September 30, 2005 was $375,764 compared to a net loss of $989,583 for FY 2004, a change of $613,819. The change was primarily from reduced direct contract costs and impairment expense partially offset by the one-time gains recorded for sale of Jobview and for the capital lease termination gain.

Loan Transactions

We entered into an asset based line of credit on February 15, 2002 with BB&T for $750,000, secured by the accounts receivable of PGI-MD. The line of credit was guaranteed by our President & CEO. That line of credit matured on October 3, 2004 after several extensions and we subsequently entered into forbearance agreements allowing us to continue to use the line of credit through January 10, 2005. On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap purchases up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. As noted above, on February 17, 2005 the arrangement was transferred by KCap to Rockland Credit Finance LLC and effective January 9, 2006 we have entered into an amendment with Rockland that extends the term through June 30, 2007 and increases the initial payments to 85% of invoice face value and reduces the required monthly volume down to $350,000.

Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. Our activities expose us to certain risks that management evaluates carefully to minimize earnings volatility. At September 30, 2005, and during the prior fiscal year, we were not a party to any derivative arrangement. We do not engage in trading, hedging, market-making or other speculative activities in the derivatives markets.

Most of our international sales are denominated in U.S. dollars with the exception of the payments made to Xmarc Limited whose clients pay in British Pounds Sterling and Euros. Receipts in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the date of the transaction. Management views the exchange rate fluctuations occurring in the normal course of business as low risk and they are not expected to have a material effect on the financial results of the Company.

Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to slight but adverse movements in foreign currency exchange rates. International revenue was about 16% of our total revenue in 2005, although only about $450,000, or 44% of our international revenue, was denominated in a currency other than U.S dollars. Since we do not use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars may be subject to a small amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our future financial results.

Our primary foreign currency exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses related to our international operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of consulting and systems integration services provided to international customers in Asia, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There have been and there may continue to be period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies.

In view of the foregoing, we believe our exposure to market risk is limited.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under the non-amortization approach, goodwill and certain intangible assets are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. As a result of an internal analysis of goodwill, the Company has recorded an impairment of $450,000 to goodwill at September 30, 2005.


Impairment of Assets. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we recognize an impairment loss. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that we expect to hold and use are based on the fair value of the asset. The Company has reviewed these assets recorded at September 30, 2005 and found no impairment.

Purchased and Internally Developed Software Costs for Future Project Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The costs for both purchased and developed software are then amortized over a future period. The amortization is computed on a straight- line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No write downs were recorded in 2005.

Deferred Tax Valuation Allowance -- FY 2005

We have net operating loss carry-forwards of approximately $15.2 million as of September 30, 2005 with expirations through 2025 (See Note G to the Financial Statements). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded as we have not been able to determine that it is more likely than not that the deferred tax assets will be realized. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.

Effect of Recent Accounting Pronouncements

The pronouncements that may affect us in the ensuing fiscal year are:


SFAS 123R. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised in December
2004), "Share-Based Payment." This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily when it obtains employee services in share-based payment transactions such as stock options grants. SFAS No. 123R) supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. This new Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value of the award, with this cost being recognized over the period during which an employee is required to provide the services. This statement is generally effective with the first reporting period beginning after June 15, 2005; however, for public entities that file as small business issuers it is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Accordingly, we will adopt this Statement in the second quarter of fiscal year 2006 and we are currently evaluating the impact of this pronouncement's future impact on our financial position and results of operations when it is implemented.

SAB 107. In March 2005, the SEC released SAB No. 107 "Share-Based Payment" which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. Management believes this Staff Accounting Bulletin will have an impact on future share-based transactions of the Company but cannot determine the impact at this time.

FIN 47. In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the term conditional asset retirement obligation ("CARO") as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Therefore, an entity is required to recognize a liability for the fair value of a CARO when that obligation is incurred (generally upon acquisition, construction, or development and (or) through the normal operation of the asset), if the liability's fair value can be reasonably estimated. Any uncertainty surrounding the timing and method of settlement that is conditional on the occurrence of a future event should be factored into the measurement of the liability, not the timing of its recognition. If sufficient information is not available at the time the liability is incurred, paragraph 3 of SFAS No. 143 requires a liability to be recognized initially in the period in which sufficient information becomes available to estimate its fair value. The provisions of FIN 47 are effective no later than fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. The Company adopted this pronouncement for fiscal year 2006. The adoption of FIN 47 did not have a significant impact on the Company's financial position or results of operations.

SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not expect the adoption of this SFAS to have a material impact on our financial position, results of operations or cash flows.

SFAS 155, On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

SFAS 156, In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

FIN 48. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting For Income Taxes ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met. Use of a valuation allowance as per SFAS 109, is no longer an appropriate substitute for the derecognition of a tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of the adoption of FIN No. 48 on our financial position, results of operations or cash flows.

SFAS 157. During the quarter ended September 29, 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value as a market based measurement, creates a GAAP framework for measuring fair value and requires expanded disclosures about fair value measurements. While this statement does not impose any new fair value measurements, it does apply, with certain exceptions, to other pronouncements that either require or permit fair value measurements. SFAS 157 defines fair value as a market based measurement between market participants and not as an entity specific measurement. Fair value is either (1) the price received when selling an asset or (2) the price paid to transfer a liability at the measurement date. SFAS 157 creates a fair value hierarchy which prioritizes the input that should be used in evaluating the assumptions used in pricing techniques used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a significant impact on our results of operations or financial condition.

SAB 108. During the quarter ended September 29, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a significant impact on our results of operations or financial condition.

SFAS 158. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity's defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans in other comprehensive income. SFAS No. 158 also requires additional disclosures in the notes to the financial statements. The Company does not have a defined benefit pension plan and therefore this standard will not have and impact on its consolidated financial statements.

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

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A - Controls and Procedures

As of September 30, 2005, PlanGraphics' management, including its Chief Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of its disclosure controls and procedures, including internal controls over financial reporting. Based on that evaluation, they concluded that PlanGraphics' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner to make required disclosures.

In the fourth quarter of fiscal year 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

We have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act which will apply to us beginning with our fiscal year 2008.
Section 404 will require an annual report by our management on the effectiveness of our internal controls over financial reporting and for our independent registered public accounting firm to attest to management's evaluation report.

Item 8B - Other information

None


                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers as of March 27, 2007, were:

         Name                     Age               Position

         John C. Antenucci        60     Director, President and Chief Executive
                                         Officer of PGRA; President and Chief
                                         Executive Officer of PGI-MD

         Frederick G. Beisser     64     Senior  Vice President - Finance,
                                         Secretary and Treasurer

All directors hold office until the next annual meeting of shareholders and serve until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

John C. Antenucci is President and Chief Executive Officer of PGRA and has been a director since November 3, 1998. He is the founder and has been the President and Chief Executive Officer of PGI-MD since 1979. He is a former president of AM/FM International (now GITA), a professional association for utility industry users of geographic information systems. He has served as a member of the National Academy of Sciences Advisory Committee on the Future of U.S. Geological Survey and in a similar capacity on the Academy's Advisory Committee for Mapping Sciences. He serves as an advisor to Ohio State University's Center for Mapping, has recently co-authored the Manual of Geospatial Science and Technology, a text book on geographic information systems, global positioning systems and remote sensing, and was editor and co-author of on an earlier textbook on geographic information systems. Mr. Antenucci holds an MS in Civil Engineering/Water Resources from Catholic University of America in Washington, D.C. and a Bachelor of Civil Engineering from the same institution.

Frederick G. Beisser joined PGRA's predecessor, DCX Inc, as Chief Financial Officer in July 1990 and was promoted to Vice President - Finance and Administration, on March 28, 1998 and to Senior Vice President - Finance effective January 1, 2002. He was elected to the Board of Directors in March 1991 at which time he also became Treasurer and was subsequently appointed Secretary on October 1, 1991. Mr. Beisser's directorship ended on April 30, 2002. Mr. Beisser is a Colorado Certified Public Accountant. Prior to joining PGRA, he held financial management and controller positions with the U.S. Air Force in the United States and abroad. Retired with the rank of Major in 1989, he holds a Ph.D. from American International University in Canoga Park, California, an MBA from Golden Gate University in San Francisco and a BS in Business Administration from the University of Southern Colorado in Pueblo, Colorado. In addition, Mr. Beisser has a diploma from the Air War College. He is also a member of the Board of Directors of Environmental Energy Services, Inc. of Boise, Idaho.

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

As of March 22, 2007, we no longer have an audit committee of the Board of Directors.


Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and other information known to the Company, during and with respect to the fiscal year ended September 30, 2005, we believe that all directors, officers and any beneficial owner of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

Our Board of Directors approved a Code of Ethics for Senior Financial Officers on October 7, 2002. We filed it with our September 30, 2002 report on Form 10-KSB as Exhibit 99.3 and the signed code is available on our website at www.PlanGraphics.com. The board of directors has not yet extended the code to apply to other officers of the Company.


Item 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid and accrued by PGRA for services rendered during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003 to certain of our executive officers.


                                                 Annual Compensation                   Long Term Compensation
                                                 -------------------                   ------------------------
                                                                                        Awards         Payouts
                                                                                        ------         -------
   Name and                                                        Other Annual                        LTIP
   Principal                                           Bonus       Compensation       Options/        Payouts     All Other
   Position                Year      Salary ($)         ($)            ($)        SARs granted (#)      ($)          ($)
   --------                ----      ----------        -----       ------------   ----------------      ---          ---

John C.                    2005       $142,200           -              -            972,144(1)          -            -
Antenucci, Vice            2004       $158,963           -              -            972,144(1)          -            -
Chairman,  President       2003       $143,864           -              -            972,418(1)          -            -
and CEO

Gary Reed, Director and    2005       $113,934           -              -                -               -            -
Chief Operating Officer    2004       $135,937           -              -                -               -            -
of PlanGraphics            2003       $114,901           -              -                -               -            -

(1) Grants to Mr. Antenucci in FYs 2003, 2004 and 2005 were the annual required grants pursuant to his employment agreement.
(2)  Mr. Reed resigned his position with the Company as of November 7, 2006.

We do not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

Option/SAR Grants in Last Fiscal Year

                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                    [Individual Grants]

                          Number of securities      Percent of total
                               underlying         options/SARs granted
                          options/SARs granted      to employees in        Exercise or base
          Name                     (#)                fiscal year           Price ($/Share)        Expiration Date
          ----            --------------------    ---------------------    -----------------       ---------------

John C. Antenucci, Vice
Chairman, President and
CEO                              972,144                  100%                   $0.02             April 30, 2010

J. Gary Reed, Director
and Chief Operating                 -                      -                       -                      -
Officer of PlanGraphics



Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                         Number of Securities
                                                                              Underlying        Value of Unexercised
                                                                              Unexercised           In-the-Money
                                                                            Options/SARs at        Options/SARs at
                                                                              FY-End (#)             FY-End ($)
                           Shares Acquired on                                Exercisable/           Exercisable/
          Name                Exercise (#)         Value Realized ($)        Unexercisable          Unexercisable
          ----                ------------         ------------------        -------------          -------------

John C. Antenucci, Vice
Chairman, President and                                                     4,857,760/ 0(1)
CEO                                 -                      -                                         $0.00/$0.00

J. Gary Reed, Director
and Chief Operating                 -                      -                1,320,000/0(2)           $0.00/$0.00
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

(2) In accordance with his employment agreement dated January 1, 2002, Mr. Reed received fully vested options to purchase 1,320,000 shares of our common stock on May 1, 2002, at an exercise price of $0.03 per share.

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

We recently extended Mr. Antenucci's employment agreement through December 31, 2007.

Mr. Beisser.

We entered into a three-year employment agreement with Frederick G. Beisser, effective January 1, 2002 to continue his employment as Senior Vice
President--Finance of PGRA. The agreement set Mr. Beisser's base salary at $66,000 per year with provisions for bonuses up to 20% of base salary if certain goals are achieved. Compensation may be increased or decreased from time to time by the board of directors but may not be reduced by more that 10%.

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

The agreement provides for continuation of compensation upon termination for convenience of the company, for resignation upon change of control or non-renewal at an amount equal to one month of compensation for each year of service to the corporation; upon resignation of the executive or upon death or disability equal to three months compensation. Mr. Beisser is also entitled to life insurance in the amount of $150,000 plus $100,000 AD&D paid by the company, automobile allowance of $225 per month and reimbursement of expenses and fees incidental to his position. We recently extended Mr. Beisser's employment agreement through December 31, 2007.


Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans.



                                    EQUITY COMPENSATION PLAN INFORMATION
                                         (As of September 30, 2005)

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

Equity Compensation plan
  approved by security
  holders.                       10,356,760                       $0.04                           2,183,254

Equity Compensation plans
  not approved by security
  holders                         4,830,331                       $0.04                                --
                                  ---------                       -----                           ---------
Total                            13,215,215                       $0.04                           3,182,986
                                 ----------                       -----                           ---------

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

The following parties own more than five percent of our common stock as of March
27, 2007:

--------------------------------------------------------------------------------
 Name and Address of                   Amount & Nature of             Percentage
  Beneficial Owner                    Beneficial Ownership
--------------------------------------------------------------------------------

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


                                       35

Security ownership of management:

Directors and officers of PGRA owned the following percentages of our common stock as of March 27, 2007:
--------------------------------------------------------------------------------
Name and Address of                  Amount & Nature of            Percentage
Beneficial Owner                    Beneficial Ownership
--------------------------------------------------------------------------------

John C. Antenucci              10,902,065(1)                          10.1%
President, CEO and Director    Sole dispositive and voting power
c/o PlanGraphics, Inc.
112 East Main Street
Frankfort, KY 40601

Frederick G. Beisser           1,359,900(2)                            1.4%
Senior Vice President -        Sole dispositive and voting power
Finance, Secretary and
Treasurer
c/o PlanGraphics, Inc.
10940 S. Parker Rd, #533
Parker, Colorado 80134

All Directors and Officers     ---------------------------------------------
As a group (2 persons)         12,261,965                             11.5%
                               ---------------------------------------------

(1) Includes 4,857,760 shares of common stock issuable pursuant to the exercise of options and 205,000 shares of common stock owned by Mr. Antenucci's spouse and minor child, for which he is deemed to be a beneficial owner.

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

John C. Antenucci, President and a director of PGRA, personally guaranteed an obligation of PGRA on September 22, 1998. As consideration for such guaranty, PGRA agreed to pay Mr. Antenucci 5% of the outstanding loan balance on an annual basis. PGRA has not paid all monies owed to Mr. Antenucci pursuant to this agreement and as of September 30, 2004 the outstanding balance of the debt owed Mr. Antenucci is $85,903. The agreement was considered to be in the best interests of PGRA at the time of the agreement by the disinterested members of its Board of Directors. As of January 7, 2005, when we entered into the new financing arrangement with KCap, the guarantee obligations of Mr. Antenucci were terminated and the remaining balance owing to Mr. Antenucci was $97,120 as of February 28, 2007.

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

During the third and fourth quarters of FY2003, Mr. Antenucci made a number of working capital loans to PGI. Such amounts were paid in full during February 2004. During September 2004, Mr. Antenucci advanced $9,000 to the Company which was repaid in full during October 2004. Mr. Antenucci continues to defer liquidation of certain financial obligations of the company to him resulting from his Employment Agreement. As of September 30, 2005 those amounts were approximately $104,404.


Item 13- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as a part of this report:

1. Financial Statements

2. Exhibit Index

The following exhibits are filed as part of this Report:

Exhibit
Number    Description of Exhibit
------    ----------------------

2.1 Acquisition Agreement between DCX, Inc. and PlanGraphics, Inc. (filed with Current Report, Form 8-K, on September 24, 1998 and incorporated herein by reference)

3.1 Amended and Restated Articles of Incorporation of PGRA (filed with our Definitive Proxy Statement dated May 3, 1991 and incorporated herein by reference).

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

3.5 Amendment to Articles of Incorporation filed with the Colorado Secretary of State on August 18, 2006 (filed on Form 8-K, dated August 16, 2006, and incorporated herein by reference).

4.1 Specimen Stock Certificate of PlanGraphics, Inc. (filed with our Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).

4.2 1998 Equity Incentive Plan (filed with Annual Report on Form 10-KSB on January 13, 1998 and incorporated herein by reference).

4.3 Equity Compensation Plan (filed with Registration Statement on Form S-8 on September 8, 1999 and incorporated herein by reference).

4.4 Form of Warrant issued to Crossways Consulting Group, Inc. and to Brean Murray & Co., Inc. (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

4.5 Series A Preferred Stock Purchase Agreement, dated August 21, 2006, between PlanGraphics, Inc. and Nutmeg Group, LLC. (filed on Form 8-K, dated August 16, 2006, and incorporated herein by reference).

4.6 Form of Warrant issued to Nutmeg Groupl pursuant to the Series A Preferred Stock Purchase Agreement (filed on Form 8-K, dated August 16, 2006, and incorporated herein by reference).

10.1 Customer Contract with the City of New York (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

10.2 Employment Agreement between PGRA and J. Gary Reed, dated January 1, 2002, and executed on April 22, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.3 Extension of Reed Employment Agreement, letter dated December 28, 2004 (filed on Form 8-K, dated December 28, 2004 and incorporated herein by reference).

10.4 Extension of Reed Employment Agreement, letter dated August 30, 2005 (filed on Form 8-K, dated August 30, 2005 and incorporated herein by reference).

10.5 Form of Extension of Employment Agreement, letter dated December 21, 2005 (filed on Form 8-K, dated January 9, 2006 and incorporated herein by reference).

10.6 Employment Agreement between PGRA and Frederick G. Beisser, dated January 1, 2002 and executed on May 2, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.7 Extension of Beisser Employment Agreement, dated December 28, 2004 (filed on Form 8-K, dated December 22, 2004 and incorporated herein by reference).

10.8 Extension of Beisser Employment Agreement, letter dated August 30, 2005 (filed on Form 8-K, dated August 30, 2005 and incorporated herein by reference).

10.9 Amendment One of Beisser Employment Agreement, dated February 16, 2007 (filed on Form 8-K, dated January 31, 2007, and incorporated herein by reference)

10.10 Employment Agreement between PGRA and John C. Antenucci, dated and executed on May 1, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

10.11 Extension of Antenucci Employment Agreement, amendment dated March 25, 2005 (filed on Form 8-K, dated March 25, 2005).

10.12 Extension of Antenucci Employment Agreement, second amendment dated November 9, 2005 (filed on Form 8-K, dated November 9, 2005)

10.13 Extension of Antenucci Employment Agreement, dated January 31, 2007 (filed on Form 8-K, dated January 31, 2007 and filed herein by reference).

10.14 Contract with New York State Office of Cyber Security and Critical Infrastructure, dated January 4, 2005 (filed on Form 8-K, dated January 4, 2005, and incorporated herein by reference).

10.15 Agreement with K Capital Partners, Inc. executed January 7, 2005 (filed on Form 8-K, dated January 7, 2005 and incorporated herein by reference).

10.16 Form of Membership Purchase Agreement for sale of Jobview holding, dated September 30, 2005 (filed on Form 10-KSB, dated September 30, 2004, filed on January 4, 2006, and incorporated herein by reference).

10.17 Master Factoring Agreement with Rockland Credit Finance LLC executed February 17, 2005 (filed on Form 8-K, dated February 17, 2005, and incorporated herein by reference).

10.18 First Amendment to Master Factoring Agreement with Rockland Credit Finance, LLC, dated January 9, 2006 (filed on Form 8-K, dated January 9, 2005, and incorporated herein by reference).

14.1 Code of Ethics for Senior Financial Officers implemented by Board Decision on October 7, 2002 (filed with our Annual Report on Form 10-KSB on December 30, 2002, and incorporated herein by reference).

21.1      List of Subsidiaries. *

31.1 Sarbanes-Oxley Certification for the principal executive officer, dated April 4, 2007. *

31.2 Sarbanes-Oxley Certification for the principal financial officer, dated April 4, 2007. *

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which is dated April 4, 2007. *

-----------------------
*        Filed herewith.

Item 14 - Principal Accountant Fees and Services.

Aggregate fees billed by our principal independent registered public accounting firms for audits of the financial statements for the fiscal years indicated:

                      2005                           2004
                      ----                           ----
                       $                              $

Audit Fees           $48,000                        $48,400

Audit-Related              -                          2,298
Fees(1)

Tax Fees                   -                              -

All Other
Fees(3)                    -                              -
                     -------                        -------

Total(1)             $48,000                        $50,698

(1) This amount represents amounts paid to former auditor for providing access to and copies of workpapers and other files to our current auditors.

Percentage of hours on audit engagement performed by non-FTEs:
--------------------------------------------------------------
The audit work performed by non-full time employees was 50% of total time.

Audit Committee pre-approval policies and procedures:
-----------------------------------------------------
In accordance with the Amended and Restated Audit Committee Charter of March 21, 2003 as provided with our Proxy Statement dated April 1, 2003, the Audit Committee reviewed with the independent auditors and financial management of the Company the scope of the proposed audit and timely quarterly reviews for the current year and as well as non-audit services requested and the audit procedures to be utilized. The Audit Committee also approves all audit and any non-audit services for which the independent auditors may be retained.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment Number 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLANGRAPHICS, INC.


Date: April 4, 2007                         By: /S/ John C. Antenucci
-------------------                         -------------------------
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

    Signature                           Title                          Date
    ---------                           -----                          ----

/S/ Fred Beisser            Senior Vice President--Finance,        April 4, 2007
---------------------       Secretary and Treasurer,
Frederick G. Beisser        (principal financial &
                            accounting officer) and Director



/S/ John C. Antenucci       CEO, President (principal              April 4, 2007
---------------------       Executive officer) and Director
John C. Antenucci

                               PLANGRAPHICS, INC.
                              Financial Statements
                                  2005 and 2004




                                TABLE OF CONTENTS




                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                                                F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-4

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                 F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-6

  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
PlanGraphics, Inc.

We have audited the accompanying consolidated balance sheets of PlanGraphics, Inc. and Subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlanGraphics, Inc. and Subsidiaries, as of September 30, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $375,764 and $989,583, respectively, for the years ended September 30, 2005 and 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            /S/ Sherb & Co., LLP
                                                    Certified Public Accountants


Boca Raton, Florida
March 23, 2007


                                         PLANGRAPHICS, INC.

                                    CONSOLIDATED BALANCE SHEETS

                                            September 30,

        ASSETS                                                            2005            2004
        ------                                                        ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents                                           $      1,428    $     19,557
  Accounts receivable, less allowance for doubtful accounts of
    $33,211 and $0 for 2005 and 2004, respectively                       2,672,753       3,403,757
  Prepaid expenses and other                                                76,702          27,315
                                                                      ------------    ------------
        Total current assets                                             2,750,883       3,450,629
                                                                      ------------    ------------

PROPERTY AND EQUIPMENT
  Land and building under capital lease - related party                       --         1,866,667
  Equipment and furniture                                                  384,494         903,280
                                                                      ------------    ------------
                                                                           384,494       2,769,947
    Less accumulated depreciation and amortization                         304,943       1,768,282
                                                                      ------------    ------------
                                                                            79,551       1,001,665
                                                                      ------------    ------------

OTHER ASSETS
  Goodwill                                                               1,457,107       1,907,107
  Software, for future project use, net of accumulated amortization
   $278,765 and $128,388 in 2005 and 2004, respectively                    409,163         298,392
  Other                                                                    225,751          83,890
                                                                      ------------    ------------
                                                                         2,092,021       2,289,389
                                                                      ------------    ------------

                                                                      $  4,922,455    $  6,741,683
                                                                      ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
  Notes payable - current maturities                                  $     74,694    $    797,123
  Notes payable - related parties                                           18,000           9,000
  Obligations under capital lease - related party, current                    --           145,263
  Accounts payable                                                       2,524,676       2,111,578
  Accrued payroll costs and vacations                                      410,118         568,272
  Accrued expenses                                                         444,032         469,432
  Deferred revenue and prebillings                                         824,738         546,602
                                                                      ------------    ------------
        Total current liabilities                                        4,296,258       4,647,270
                                                                      ------------    ------------

LONG-TERM LIABILITIES
  Long-term obligations under capital leases - related
   party, less current maturities                                             --         1,077,452
  Notes payable, less current maturities                                   135,000         150,000
                                                                      ------------    ------------
        Total long-term liabilities                                        135,000       1,227,452
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                                --              --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 and 97,214,418 shares issued and outstanding             20,688,118      20,688,118
  Accumulated deficit                                                  (20,196,921)    (19,821,157)
                                                                      ------------    ------------
                                                                           491,197         866,961
                                                                      ------------    ------------

                                                                      $  4,922,455    $  6,741,683
                                                                      ============    ============

The accompanying notes are an integral part of these statements.


                               PLANGRAPHICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended September 30,

                                                       2005            2004
                                                   ------------    ------------

Revenues                                           $  6,839,575    $  7,827,923

Costs and expenses
  Direct contract costs                               4,307,089       5,495,382
  Salaries and employee benefits                      1,362,824       1,738,688
  General and administrative expenses                 1,011,682         858,395
  Marketing expenses                                    119,200         187,243
  Other operating expenses                              336,307         323,318
  Impairment of goodwill                                450,000            --
                                                   ------------    ------------
         Total costs and expenses                     7,587,102       8,603,026
                                                   ------------    ------------

         Operating loss                                (747,527)       (775,103)
                                                   ------------    ------------

Other income (expense):
  Gain on sale of Jobview                               141,861            --
  Gain on lease termination                             333,144            --
  Other income                                          114,791          76,605
  Interest expense                                     (218,033)       (291,085)
                                                   ------------    ------------
                                                        371,763        (214,480)
                                                   ------------    ------------


         NET INCOME (LOSS)                         $   (375,764)   $   (989,583)
                                                   ============    ============

Basic and diluted income (loss) per common share   $       0.00    $      (0.01)
                                                   ------------    ------------

Weighted average shares of common stock
  outstanding - basic and diluted                    97,214,418      97,214,418
                                                   ============    ============


The accompanying notes are an integral part of these statements.



                                         PLANGRAPHICS, INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              Years ended September 30, 2005 and 2004



                                           Common Stock
                                    ---------------------------
                                                                                                      Total
                                       Shares         Amount         Notes         Accumulated    Stockholders'
                                                                   Receivable        Deficit         Equity
                                    -------------------------------------------------------------------------

Balance, October 1, 2003              97,214,418   $ 20,688,118   $   (182,750)   $(18,831,574)   $  1,673,794

Notes receivable from officers
     for purchase of common stock           --             --          182,750            --           182,750

Net loss                                    --             --             --          (989,583)       (989,583)
                                    ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2004         97,214,418     20,688,118           --       (19,821,157)        866,961

Net loss                                    --             --             --          (375,764)       (375,764)
                                    ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2005         97,214,418   $ 20,688,118   $       --      $(20,196,921)   $    491,197
                                    ============   ============   ============    ============    ============



The accompanying notes are an integral part of these statements.


                                   PLANGRAPHICS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the years ended September 30,

                                                                        2005           2004
                                                                    -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                          $  (375,764)   $  (989,583)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                       290,909        307,043
    Bad debt expense                                                     33,211           --
    Cancellation of debt                                                (49,941)          --
    Gain on lease termination                                          (333,144)          --
    Gain on sale of Jobview                                            (141,861)          --
    Impairment of goodwill                                              450,000           --
  Changes in operating assets and liabilities
      Accounts receivable, net of allowance for doubtful accounts       697,795        551,238
      Prepaid expenses and other                                        (49,387)        14,254
      Other assets                                                         --            8,885
      Accounts payable                                                  413,098        839,030
      Accrued expenses                                                 (159,890)      (473,822)
      Deferred revenue and prebillings                                  278,136        (70,297)
                                                                    -----------    -----------
       Net cash provided by operating activities                      1,053,162        186,748
                                                                    -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                                (11,739)       (14,210)
  Software developed for future use                                    (261,148)       (28,084)
                                                                    -----------    -----------
       Net cash used in investing activities                           (272,887)       (42,294)
                                                                    -----------    -----------

Cash flows used in financing activities:
  Proceeds from debt                                                  1,650,900      5,457,737
  Payments on debt                                                   (2,411,994)    (5,509,885)
  Proceeds from notes payable - related parties                          18,000         29,000
  Payments on note payable - related parties                             (9,000)      (178,400)
  Payments on obligations under capital lease                           (46,310)      (133,315)
  Repayment of note receivable for stock purchase                          --          181,750
                                                                    -----------    -----------
       Net cash used in financing activities                           (798,404)      (153,113)
                                                                    -----------    -----------

Net decrease in cash                                                    (18,129)        (8,659)
Cash and cash equivalents at beginning of year                           19,557         28,216
                                                                    -----------    -----------

Cash and cash equivalents at end of year                            $     1,428    $    19,557
                                                                    ===========    ===========

The accompanying notes are an integral part of these statements.

                                       F-6

                               PLANGRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. The Company

These consolidated financial statements include the accounts of PlanGraphics, Inc. (a Colorado Corporation) and those of its wholly owned subsidiary PlanGraphics, Inc. (a Maryland Corporation) and the latter's wholly owned subsidiaries, RTD2M and Xmarc Ltd (collectively the "Company"). The Company is an independent solutions provider ("ISP") providing full life-cycle systems integration and implementation with a broad range of services in the design and implementation of information technology for the public and commercial sectors. Its capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks. Recently the Company has added capabilities such as an application solutions provider ("ASP") and begun to build, deploy and maintain proprietary software for specialized applications in its focus areas. The Company's customers are located in the United States and foreign markets requiring locational or "spatial" information. Approximately 76% of its revenue comes from customers in federal, state and local governments and utilities; 18% from international; and the remaining 6% from commercial enterprises. All significant inter-company accounts and transactions have been eliminated in consolidation.

2. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

3. Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired.

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the Company does not amortize goodwill, but, rather, tests goodwill and certain intangibles for impairment at least annually. If impairment is determined, the assets are written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. As a result of an internal analysis of goodwill, the Company recorded an impairment of $450,000 to goodwill for the year ended September 30, 2005. There was no impairment of goodwill at September 30, 2004.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


4. Property, Equipment and Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $290,909 and $307,043 for the years ended September 30, 2005 and 2004, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged as an expense to operations.

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

                           September 30, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Net Loss Per Share

The Company calculates "Basic" and "Diluted" earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of additional securities that could share in the earnings of an entity from the conversion of outstanding options and warrants, when appropriate. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                                        Year ended September 30,
                                                          2005           2004
                                                          ----           ----

Basic EPS share quantity                               97,214,418     97,214,418
Effect of dilutive options and warrants *                    --             --
                                                       ----------     ----------
Diluted EPS share quantity                             97,214,418     97,214,418


*For the net-loss periods ended September 30, 2005 and 2004, we excluded any effect of the 14,257,639 and 13,275,215 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

8. Research and Development costs

Research and development costs are expensed as incurred. The amounts for fiscal years 2005 and 2004 were immaterial.

9. Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts. The Company did not have balances in excess of FDIC insured limits as of September 30, 2005, or at September 30, 2004. Because of large but infrequent payments that may be received from major customers, account balances may exceed FDIC insured limits for very short periods.

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

                           September 30, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

10. Fair Value of Financial Instruments

The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. However considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates may not necessarily be indicative of the amounts that could be realized or would be paid in a current market exchange. The carrying amounts of financial instruments reported on the consolidated balance sheets approximate their respective fair values.

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

                           September 30, 2005 and 2004


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

SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 2005 and 2004: dividend yield of 0 percent, expected volatility of 120 to 140 percent, risk-free interest rates between 2.75 and 5.5 percent, and expected option lives of one to five years for all years presented. Some options are immediately vested and others may vest after the lapse of time or depend on meeting specified performance criteria.

Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:

Years ended September 30,               2005           2004
                                     ----------    -----------
Net loss:
  As reported                        $ (375,764)   $  (989,583)
  Incremental Compensation Expense   $   78,094    $    71,341
                                     ==========    ===========
  Pro forma                          $ (453,858)   $(1,060,924)
                                     ==========    ===========

Basic income (loss) per share:
  As reported                        $     0.00    $     (0.01)
                                     ==========    ===========
  Pro forma                          $    (0.00)   $     (0.01)
                                     ==========    ===========

Diluted income (loss) per share
  As reported                        $     0.00    $     (0.01)
                                     ==========    ===========
  Pro forma                          $    (0.00)   $     (0.01)
                                     ==========    ===========

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


14. Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. The total of all foreign currency transactions and translation adjustments were considered not to be material as of the end of the reporting period. The net amount of foreign currency losses was $8,413 for fiscal year (FY) 2005 and $7,166 for FY 2004.

15. Recent Accounting Pronouncements

SFAS 123R. In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation in which an entity exchanges its equity instruments for goods or services. This Statement, which also applies to transactions with employees such as stock option plans and employee-stock-purchase-plans (ESPPs), provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is generally effective for the first interim period beginning after June 15, 2005; however, for public entities that file as small business issuers it is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company will adopt this Statement in the second quarter of fiscal 2006 and is evaluating this pronouncement's future effect on the Company's financial position and net income.

SAB 107. In March 2005, the SEC released SAB No. 107 "Share-Based Payment" which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. Management believes this Staff Accounting Bulletin will have an impact on future share-based transactions of the Company but cannot determine the impact at this time.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Managment does not expect the adoption of this SFAS to have a material impact on the Company's financial position, results of operations or cash flows.

SFAS 155, On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management does not expect the adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.

SFAS 156, In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


FIN 48. In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes," and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. Managaement has not yet evaluated the impact, if any, that FIN 48 may have on financial statements.

SFAS 157. During the quarter ended September 29, 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value as a market based measurement, creates a GAAP framework for measuring fair value and requires expanded disclosures about fair value measurements. While this statement does not impose any new fair value measurements, it does apply, with certain exceptions, to other pronouncements that either require or permit fair value measurements. SFAS 157 defines fair value as a market based measurement between market participants and not as an entity specific measurement. Fair value is either (1) the price received when selling an asset or (2) the price paid to transfer a liability at the measurement date. SFAS 157 creates a fair value hierarchy which prioritizes the input that should be used in evaluating the assumptions used in pricing techniques used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a significant impact on results of operations or financial condition.

SAB 108. During the quarter ended September 29, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. Management does not expect the adoption of SAB 108 to have a significant impact on results of operations or financial condition.

FIN 47. In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ( FIN 47) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations". FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. The Company does not expect the adoption of FIN 47 to have a material impact on the consolidated financial position, results of operations or cash flows.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


SFAS 158. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity's defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans in other comprehensive income. SFAS No. 158 also requires additional disclosures in the notes to the financial statements. The Company does not have a defined benefit pension plan and therefore this standard will not have an impact on its consolidated financial statements.

The Company has reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

16. Reclassifications Certain reclassifications have been made to the fiscal 2004 financial statements to conform to the fiscal 2005 financial statements' presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

17. Purchased and Internally Developed Software Costs for Future Project Use

The Company follows SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The amortization is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No impairments were recorded in 2005.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE B - LIQUIDITY CONSIDERATIONS

The Company has an accumulated deficit of $20,196,621 at September 30, 2005, a working capital deficit of $1,545,375 at September 30, 2005 and recurring net losses in fiscal years (FYs) 2005 back to 1998. Future viability of the Company is dependent upon the Company's ability to achieve profitability in its future operations.

On January 7, 2005 the Company entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay the Company 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount ranging from 0.90% to 5.50% dependent upon the age of the receivables at the time of collection. The Company may be required to repurchase invoices remaining unpaid 90 days after date of invoice, or to replace them with equal or higher value invoices. Effective February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland Credit Finance LLC ("Rockland") and on the same date the Company executed agreements with Rockland incorporating comparable terms and conditions as the Kcap agreement and paid the remaining BB&T balance in full. The agreement was automatically extended in accordance with its terms for an additional year.

As a result of $450,000 of impairment to goodwill, the Company reported a net loss of $375,764 for FY 2005 and a net loss during FY 2004. While the Company has reduced costs and expenses for FY 2006, the Company expects to report decreased revenue, significant operating losses and a net loss, continued negative working capital and continued cash flow delays. The constrained cash flows adversely affect the Company's ability to meet payroll, subcontractor and other payment obligations on a timely basis. On occasion, payroll disbursements were delayed and, accordingly, related Federal Income Tax Withholding and Federal Insurance Contributions Act and Medicare computations and payments were made subsequent to normal due dates. Consequently, the Company could be subject to penalties. Delayed subcontractor payments have caused work stoppages and adversely affected the Company's ability to service certain of its major projects and generate revenue.

Operations in recent years have been financed by the following sources:

o    revenue generated from operations;
o loans from principal shareholders and employees, including deferred payments of payroll;
o    factoring of accounts receivable at increased interest rates,
o    accretion of accounts payable to vendors and subcontractors,
o    loans and lines of credit, and.
o equity proceeds through public offerings and private placements of securities;

The Company has taken actions to leverage its technical capabilities and reputation and to increase revenue from its more profitable software sales and the related cash flows as well as to reduce its controllable costs and expenses to the maximum extent possible.

In August of 2003, the Company engaged an investment banking company, The Windsor Group LLC, as its advisor in connection with its review of strategic alternatives (see Note H8, below). However, as of the filing of this report, the arrangement had not resulted in any viable prospects.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE C - ACCOUNTS RECEIVABLE

At September 30, the components of contract receivables were as follows:

                                          2005         2004
                                       ----------   ----------

Billed                                 $  655,609   $2,395,119
Unbilled                                2,050,355    1,008,638
                                       ----------   ----------
                                        2,705,964    3,403,757
Less allowance for doubtful accounts       33,211         --
                                       ----------   ----------
Accounts receivable, net               $2,672,753   $3,403,757
                                       ==========   ==========


Deferred revenue amounts of $824,738 and $546,602 at September 30, 2005 and 2004, respectively, represent amounts billed in excess of amounts earned.

The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 25% and 10% of revenues for the years ended September 30, 2005 and 2004, respectively while the New York State Office of Cyber Security and Critical Infrastructure Coordination (CSCIC) accounted for 15% of FY2005. NYDEP accounted for 31% and The Italian Ministry of Finance accounted for 18% of billed accounts receivable at September 30, 2005 while NYDEP represented 35% of accounts receivable at September 30, 2004.


NOTE D - ACCOUNTS PAYABLE

Accounts payable at September 30 consist of:

                                                   2005             2004
                                                   ----             ----

     Trade payables                             $  904,890       $1,250,335

     Payable to subcontractors                   1,614,513          848,289

     Other payables                                  5,273           12,954
                                                ----------       ----------

     Total accounts payable                     $2,524,676       $2,111,578
                                                ==========       ==========

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE E - ACCRUED EXPENSES

Accrued expenses at September 30 are as follows:

                                                            2005       2004
                                                            ----       ----


     Accrued expenses due to vendors and subcontractors   $ 50,412   $277,146

     Accrued interest                                      130,071     97,617

     Accrued professional fees                              72,621     59,151

     Other accrued expenses                                190,928     35,518
                                                          --------   --------

     Total accrued expenses                               $444,032   $469,432
                                                          ========   ========


NOTE F - NOTES PAYABLE

Notes payable at September 30 are as follows:
                                                              2005        2004
                                                              ----        ----

Equipment line of credit, fully drawn under a promissory
   note, in the amount of $100,000, interest at prime plus
   1.0% (5.75% at September 30, 2004), collateralized by
   business assets. The note was modified to mature on
   September 12, 2004 and was paid in full on October 1,
   2004.                                                    $   --      $  3,600

Borrowing under a line of credit evidenced by a promissory
   note in the amount of $750,000, interest at prime plus 2%
   (9.75% at September 30, 2004), collateralized by business
   assets. The note, matured on December 15, 2003, and the
   Company received a final extension through October 3,
   2004 from Branch Banking & Trust and subsequently entered
   into a first and second Forbearance agreement to expire
   January 10, 2005. A new source of financing was secured
   on January 7, 2005 (See Note M). Available borrowings,
   which are based upon a percentage of eligible accounts
   receivable balances, at September 30, 2004 were $638. The
   note was guaranteed by the Company's President & CEO who
   continued the guarantee through January 7, 2005. In
   return for providing the guarantee, the officer was
   entitled to an amount equal to 5% of the outstanding
   balance.                                                     --       749,362

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE F - NOTES PAYABLE (CONTINUED)


A short-term demand note with the Company's President & CEO
   in the amount of $158,400, dated June 2, 2003, interest
   at 4.5%, collateralized by a lien on the Company's
   ownership in Jobview.com, which has a book value of
   $56,389.                                                     --         9,000

A promissory note with a vendor in the original amount of
   $185,000, interest rate of 9.5%. The note matured June
   21, 2001 and is currently in default. As a result the
   interest rate increases to 13.5%.                          23,665        --

A short-term demand note with an officer of the Company in
   the amount of $18,000, dated September 1, 2005, with
   variable interest from 5.99 to 6.49%.                      18,000        --

The purchase price of Xmarc technology owed to HPI in the
   amount of $250,000 payable in equal installments over
   five years with interest imputed at 6.5%. The amount is
   evidenced by an agreement effective April 1, 2003.        186,029     194,161
                                                            --------    --------

  Total notes payable                                        227,694     956,123

     Less: Current maturities                                 92,694     806,123
                                                            --------    --------

  Notes payable - long-term                                 $135,000    $150,000
                                                            ========    ========


On October 28, 2003, the Company obtained a temporary addition to its asset based line of credit with BB&T in the amount of $150,000. The transaction was evidenced by a promissory note dated October 28, 2003, bearing interest at 3% per annum with a maturity date of January 28, 2004. The additional funding was made available by a compensating balance deposit provided by a related party, Human Vision LLC, which is controlled by a director of the Company. On February 19, 2004, the Company paid the note in full and BB&T released the funds on deposit to Human Vision LLC.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE G - TAXES ON INCOME

The provision for income taxes consisted of the following:

                                                       2005              2004
                                                       ----              ----
Current expense:
  Federal                                           $    --           $    --
  State                                                 2,067             4,169
  Foreign expense                                      10,571            10,770
                                                    ---------         ---------
                                                    $  12,638         $  14,939
                                                    =========         =========
Deferred expense (benefit):
  Federal                                           ($355,000)        ($383,000)
  State                                               (35,000)          (37,000)
                                                    ---------         ---------
                                                     (390,000)         (420,000)
Change in valuation allowance                         390,000           420,000
                                                    ---------         ---------

                                                    $    --           $    --
                                                    =========         =========


A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                                  2005    2004
                                                                  ----    ----

U.S. federal statutory rates                                      34.0%    34.0%
State income tax , net of federal tax benefit                      1.8      3.3
Permanent differences                                              9.3       -
Foreign income taxes, net of federal tax benefit                   9.4       -
Change in valuation allowance                                    (43.3)   (37.3)
                                                                 -----    -----
Effective tax rate                                                11.2 %     - %
                                                                 =====    =====

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                         2005           2004
                                                         ----           ----
Deferred tax assets:
  Net operating loss carryforwards                   $ 5,770,000    $ 5,198,000
  Expense for stock options and warrants                  11,000         15,000
  Provision for losses on accounts receivable             12,000           --
  Accrued payroll costs and vacation                      61,000         83,000
                                                     -----------    -----------
     Total gross deferred tax asset                    5,854,000      5,296,000
  Deferred tax liabilities:
     Deferred income of foreign corporation              (68,000)          --
                                                     -----------    -----------
                                                       5,686,000      5,296,000
Valuation allowance                                   (5,686,000)    (5,296,000)
                                                     -----------    -----------
     Net deferred tax asset                          $      --      $      --
                                                     ===========    ===========


A valuation allowance equal to the gross deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

During the year ended September 30, 2005, the valuation allowance increased by $390,000.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE G - TAXES ON INCOME (CONTINUED)

At September 30, 2005, the Company had net operating loss carryforwards of approximately $15.2 million with expirations through 2025. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code
Section 382 regulations related to changes of ownership.


NOTE H - COMMITMENTS AND CONTINGENCIES

1. Obligations Under Capital Leases - Related Party

The Company leases an office facility from Capitol View Development, LLC, a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development. The initial lease term was for a period of fifteen years ending 2010 with five renewal options for a term of one year each. Annual payments were approximately $300,000 per year. The Company had the option to purchase the facility subsequent to the tenth year of the term of the lease. During the years ended September 30, 2005 and 2004, the Company paid $149,823 and $133,315, respectively, in capital lease payments.

During May 2005 the Company reached an agreement in principle with its landlord, Capital View Development LLC regarding its leased facilities in Frankfort, Kentucky. The terms agreed to provide for termination of the existing capital lease and forgiveness of approximately $50,000 in past due lease payments. The terms also provide for a new operating lease effective June 1, 2005 for approximately 10,500 square feet (rather than the 20,500 previously occupied) resulting in a reduction of future lease costs by approximately $197,000 annually from the previous lease rate.

The Company previously occupied its Frankfort, Kentucky facility under a capital lease. In May 2005 the Company renegotiated the lease terms ending the capital lease and entering into an operating lease arrangement.

As of September 30, 2004, accumulated amortization for the building under capital lease obligations was $1,222,715. Depreciation expense was approximately $140,000 on the building for the year ended September 30, 2004. Upon entering into an operating lease on June 1, 2005, the accumulated amortization and related capitalized costs for the capital lease were offset against each other and a gain on the termination of the capital lease was recorded.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

2. Operating Lease Commitments

The Company leases certain office facilities and certain furniture and equipment under various operating leases. The remaining lease terms range from one to five years.

Minimum annual operating lease commitments at September 30, 2005 are as follows:

    Year ending September 30,

         2006                                       $  292,541
         2007                                          139,888
         2008                                          110,727
         2009                                          110,727
         2010 and thereafter                           831,655
                                                    ----------

                                                    $1,485,538
                                                    ==========

Rental expense for the years ended September 30, 2005 and 2004 totaled $237,373 and $168,786, respectively.


3. Licensing Agreement

The Company entered into a licensing agreement under which it obtained exclusive North American rights to Xmarc, Ltd., intellectual property and spatial integration software owned by a Swiss based investment company, HPI Holding SA and a Cayman Island company, Glendower Opportunity Partners II, collectively the Xmarc Sellers ("XS"), for use in the public sector and utility markets. Under the agreement the Company supports former Xmarc clients, work in progress and outstanding proposals and pay XS, a royalty stream for a period of 21 months ending September 30, 2003 as it receives revenue for the product licensing and maintenance. Under the agreement the Company also had the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. Effective April 1, 2003 the Company exercised its right to acquire the intellectual property. As a result, the Company will pay XS $50,000 annually on March 31 in the years 2004 through 2008 (see Note F) and royalty payments for amounts due for each of these years in which the royalties earned exceeds $50,000. During FY 2005 the Company had recorded approximately $534,000 in revenues earned under the revenue license agreement and $37,500 in royalties.

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

4. Employment Agreements

On April 30, 2002, the Company entered into new employment agreements with three officers. Two of them were effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,500 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. The Chief Executive Officer is entitled to receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock annually. The chief operating officer declined to further extend his employment agreement on November 7, 2006 and the Company has extended the employment agreements of its two remaining officers through December 31, 2007. Pursuant to the employment agreement for the chief executive officer, 972,412 and 972,412 stock options were granted during FY 2005 and FY 2004, respectively.

5. KSTC Agreement

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

6. Xmarc Services Limited.

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

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

7. Xmarc Ltd.

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


NOTE I - EQUITY TRANSACTIONS

1. Preferred Stock

In November 1996, the Company amended its articles of incorporation to provide for a Series A 6% Cumulative Convertible Preferred Stock, $.001 par value (Series A). The Company designated 1,000,000 shares of Series A as part of the authorized class of preferred shares. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder at the lesser of 105% of the average of the closing bid price per share of the Company's common stock for the five trading days prior to issuance, or 80% of the average of the closing bid price per share of the Company's common stock for three of the ten trading days preceding the date of conversion. The Series A Preferred is subject to mandatory conversion two years after issuance. No Series A Preferred Stock was issued and outstanding as of September 30, 2005 and 2004. (See also Note M, Subsequent Events, below, regarding the Company's most recent amendment during FY 2006 for Preferred Stock.)

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

2. Stock Options

The Company's Board of Directors has reserved 1,150,000 and 4,000,000 shares under two stock option plans (1995, and 1998, respectively). All options issued under the 1995 plan have expired as of September 30, 2002. Effective April 30, 2002 shareholders approved an increase to the number of shares authorized under the 1998 plan to 11,358,104. The Company grants options under the 1998 Plan in accordance with the determinations made by the Option Committee of the Board of Directors. The Option Committee will, at its discretion, determine the individuals to be granted options, the time or times at which options shall be granted the number of shares subject to each option and the manner in which options may be exercised. The option price shall be the fair market value on the date of the grant and expire no more than five years subsequent to the date of grant. At September 30, 2005 the 1998 plan had 1,971,488 shares remaining available for issue.

A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2005 and 2004 and changes during the years ended on those dates is presented below:

                                   Options                     Warrants
                          ------------------------     -------------------------
                                        Weighted                     Weighted
                          Number of      Average       Number of      Average
                           Shares    Exercise Price     Shares    Exercise Price
                           ------    --------------     ------    --------------


Outstanding 9/30/2003     8,448,634      $0.06         5,170,331       $0.18
Granted                     972,412       0.04                 -        -
Cancelled                (1,026,162)      0.13          (340,000)       0.60
Exercised                         -       -                    -        -
Outstanding 9/30/2004     8,394,884      $0.05         4,880,331       $0.15
Granted                   1,972,144       0.02                 -        -
Cancelled                   (10,268)      0.19          (981,452)       0.63
Exercised                        -        -                   -         -
Outstanding 9/30/2005    10,356,760      $0.04         3,898,879       $0.15

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE I- EQUITY TRANSACTIONS (CONTINUED)


Exercisable 09/30/2004          7,744,884       $0.05        4,880,331     $0.15

Exercisable 09/30/2005         10,356,760       $0.04        3,898,879     $0.04

                                                       Options          Warrants
                                                       -------          --------

Weighted average fair value of options and warrants
 granted during fiscal 2005                             $0.02               -

Weighted average fair value of options and warrants
 granted during fiscal 2004                             $0.04               -


The following information summarizes stock options and warrants outstanding and exercisable at September 30, 2005:

            Outstanding                                  Exercisable
--------------------------------------------------------------------------------
                              Weighted
Range of                      Average         Weighted                  Weighted
Exercise                      Remaining       Average                   Average
Options        Number         Contractual     Exercise   Number         Exercise
Prices         Outstanding   Life in Years    Price      Exercisable    Price
------         -----------   -------------    -------    -----------    -------

$0.015-$0.040    7,403,502        2.70         $0.031      7,403,502     $0.031


$0.060-$0.070    2,941,258        1.58         $0.068      2,941,258     $0.068

 $0.17              12,000         .58         $0.170         12,000      0.170
--------------------------------------------------------------------------------

$0.015-$0.170   10,356,760        2.30         $0.042     10,356,760     $0.042
--------------------------------------------------------------------------------




Warrants
--------

$0.01-$0.04      3,898,879        1.04          $0.04      3,898,879      $0.04

--------------------------------------------------------------------------------

$0.01-$0.04      3,898,879        0.04          $0.04      3,898,879      $0.04
--------------------------------------------------------------------------------

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE J - EMPLOYEE BENEFIT PLANS

The Company has a Section 401(k) deferred compensation plan covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at PlanGraphics' discretion based upon PlanGraphics' performance. During April 2003 the matching contributions were suspended pending improved profitability of the Company; accordingly, no discretionarly matching expenses were charged to operations for the plan during the years ended September 30, 2005 and 2004.


NOTE K - RELATED PARTY TRANSACTIONS

1. Related Party Notes Receivable

On February 1, 2002, two officers, Frederick G. Beisser and John C. Antenucci, borrowed $8,750 and $175,000, respectively, from the Company. Repayment of the notes was due by February 1, 2004. The borrowed sums were used to exercise subscription rights to purchase 250,000 and 5,000,000 shares, respectively, under the Company's Shareholder Rights Offering that expired on the same date. The notes receivable were recorded as a reduction to common stock. The Company's Board of Directors approved the loan of funds to each of its officers as being in the Company's best interest. It was to provide incentives for officers to continue employment and motivation to strive for the success of the Company so that the value of its common stock may increase. At the time the notes were entered into, they met all federal and state legal and regulatory requirements and continued, therefore, to be in compliance until the balances were paid in full during FY 2004 as indicated below.

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

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

2. Related Party Note Payable

During the third and fourth quarters of FY 2003, an officer of the Company made a number of working capital loans to the Company. As of September 30, 2003, the amount owed to the officer was $158,400; the amount was documented by a demand note bearing interest at 4.5% per annum and secured by a lien on the Company's interest in Jobview.com which has a book value of $56,389. The total amount owed at September 30, 2003, including accrued interest of $1,697, was $160,097 and $9,000 at September 30, 2004. The balance was paid in full during FY 2005.


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

Sale of Jobview Minority Interest. As reported on Form 8-K dated September 30, 2005, effective September 30, 2005 the Company sold the minority interest management units owned by it to two individuals in exchange for total payment of $198,250. Pursuant to the terms of the Agreement, the Company is also entitled to receive all financial distributions related to its ownership of the units for all fiscal years ending prior to January 1, 2005 and for the fiscal year ended December 31, 2005, notwithstanding the fact that the Company will not own the units at the end of such fiscal year.

Factoring Agreement Amendment. PlanGraphics, Inc. entered into a First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective January 9, 2006. The Amendment extended the term of the Master Factoring Agreement to June 30, 2007, In addition, the Amendment, among other things, increased the amount by which Rockland will pay PlanGraphics for accounts receivable invoices from 80% of the face value to 85% of the face value of such invoices and reduced the minimum monthly volume that PlanGraphics is required to submit to Rockland for purchase from $500,000 to $350,000.

Sale of Preferred Stock. On August 21, 2006, the Company entered into a Series A Preferred Stock Purchase Agreement with Nutmeg Group, LLC pursuant to which it sold and Nutmeg Group, LLC bought, for an aggregate purchase price of $500,000, a total of 1,000 shares (the "Shares") of the Company's Series A 12% Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of the Company's common stock equal to 80 per cent of the fully diluted

                               PLANGRAPHICS, INC.

                           September 30, 2005 and 2004


NOTE M - SUBSEQUENT EVENTS (Continued)

outstanding shares with an aggregate exercise price of $10.00 (the "Warrant,") and together with the Shares (the "Securities"). The Company intends to use the net proceeds of the sale of the Securities to pay its independent accountants amounts due to complete the 2005 annual report and subsequent quarterly reports, to satisfy certain of its accounts payable, and for general working capital purposes. Exercise of the Warrant by the investor could result in a change of control.

Constrained Cash Impacts. Beginning with the third quarter of FY 2005 as a result of increasingly constrained cash situation, the Company encountered difficulties retaining staff and subcontractors to complete certain projects; this adversely impacted its ability to service certain projects on previously anticipated schedules and to generate revenue at historical rates. During and after this period staff size decreased from 37 employees at September 30, 2005 to 30 employees at February 17, 2007. This staffing decrease limits the Company's in-house capability to generate revenue. Accordingly, when possible, the Company is compelled to locate and retain subcontractors to accomplish work that otherwise might have been done by its employees thereby reducing gross profits on this work


NOTE N - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

                                             2005             2004
                                             ----             ----
Years ended September 30,
 Cash paid for interest                   $  218,530      $  218,603
 Cash paid for income taxes                    3,942            --

Non-cash transactions which have been excluded from the Consolidated Statement of Cash Flows:

                                             2005             2004
                                             ----             ----

Termination of capital lease              $  333,144
Debt forgiven by creditor                     49,941
Sale of interest in Jobview                  198,250
Purchase of Xmarc Limited                                 $   64,647
Subscriptions receivable offset against                      182,750
  amounts owed to officers.