Form 10QSB
period 2005-12-31
PLANGRAPHICS INC
filed 2007-06-05
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2005.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to          .
                                        ----------  ----------

                         Commission file number 0-14273

                               PLANGRAPHICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            COLORADO                                             84-0868815
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                              112 East Main Street
                                  Frankfort, KY                    40601
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

                            Administrative Office at
                          10940 South Parker Road, #533
                                Parker, CO 80134

                                 (720) 851-0716
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

      97,214,418 shares of common stock were outstanding as of May 31, 2007

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

Although we believe that the expectations that we express in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplate. Our actual results could be materially different from our expectations, including the following:

o We may continue to experience significant liquidity issues and may not overcome the underlying causes;
o    we may not be able to obtain needed financing;
o    we may not achieve continued profitability;
o we may experience work stoppages by subcontractors due to our late payments;
o    we may lose customers or fail to grow our customer base;
o    we may fail to compete successfully with existing and new competitors;
o we may not adequately anticipate and respond to technological developments impacting information services and technology; and
o we may issue a substantial number of shares of our common stock upon exercise of options and warrants, thereby causing dilution in the value of your investment;

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the year ended September 30, 2005, (filed with the SEC on Form 10-KSB) under the caption "Item 1. Business - Risk Factors" beginning on page 11, our other Securities and Exchange Commission filings, and our press releases.

                                Table of Contents



Part I Financial  Information                                                 4


   Item 1. Consolidated Financial Statements (Unaudited)                      4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flows                                     6


    Notes to Unaudited Consolidated Financial Statements                      7


   Item 2. Management Discussion and Analysis                                11


   Item 3. Controls and Procedures                                           15


Part II Other Information                                                    16


   Item 1.  Legal Proceedings                                                16


   Item 6.  Exhibits                                                         16


   Signature Page                                                            17


   Exhibits



Part I
Financial Information
Item 1. Financial Statements


                               PLANGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                     December 31,
                                                                        2005


                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $      5,128
  Accounts receivable                                                   2,546,089
  Prepaid expenses and other                                               73,828
                                                                     ------------
         Total current assets                                           2,625,045
                                                                     ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                 384,494
                                                                     ------------
                                                                          384,494
    Less accumulated depreciation and amortization                        315,163
                                                                     ------------
                                                                           69,331
                                                                     ------------

OTHER ASSETS
  Goodwill                                                              1,457,107
  Software, for future project use, net of accumulated
     amortization of $327,216                                             411,093
  Other                                                                    30,105
                                                                     ------------
                                                                        1,898,305
                                                                     ------------
     TOTAL ASSETS                                                    $  4,592,681
                                                                     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - current maturities                                 $    109,694
  Notes payable - related parties                                           4,500
  Accounts payable                                                      2,718,485
  Accrued payroll costs                                                   444,677
  Accrued expenses                                                        416,131
  Deferred revenue and prebillings                                        646,887
                                                                     ------------
         Total current liabilities                                      4,340,374
                                                                     ------------


LONG-TERM LIABILITIES
   Notes payable, less current maturities                                 100,000
                                                                     ------------
     TOTAL LIABILITIES                                                  4,440,374
                                                                     ------------

STOCKHOLDERS' EQUITY
   Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                               --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 shares issued and outstanding                           20,688,118
  Accumulated deficit                                                 (20,535,811)
                                                                     ------------
                                                                          152,307
                                                                     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  4,592,681
                                                                     ============


See accompanying notes to unaudited consolidated financial statements

                                       4

                               PLANGRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         Three Months ended December 31,



                                                       2005            2004
                                                   ------------    ------------
Revenues                                           $  1,080,069    $  1,759,787

Cost of sales:
  Direct contract costs                                 718,032       1,318,394
  Salaries and employee benefits                        344,856         410,321
  General and administrative expenses                   257,497         210,467
  Marketing expenses                                     21,068          40,689
  Other operating expenses                               58,671          74,445
                                                   ------------    ------------
            Costs and expenses                        1,400,124       2,054,316
                                                   ------------    ------------

            Operating loss                             (320,055)       (294,529)
                                                   ------------    ------------

Other income (expense):
  Other income                                           11,703          19,429
  Interest expense                                      (30,539)        (54,021)
                                                   ------------    ------------
                                                        (18,836)        (34,592)
                                                   ------------    ------------

            NET LOSS                               $   (338,891)   $   (329,121)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.00)   $      (0.00)
                                                   ------------    ------------
Weighted average number of shares of common
  stock outstanding                                  97,214,418      97,214,418
                                                   ============    ============


See accompanying notes to unaudited consolidated financial statements


                                     PLANGRAPHICS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Three Months ended December 31,
                                         (Unaudited)



                                                                   2005           2004
                                                                -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                      $  (338,891)   $  (329,121)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                    58,671         74,445
    Changes in operating assets and liabilities:
      Accounts receivable                                           126,663        156,734
      Prepaid expenses and other                                      2,874        (13,916)
      Other assets                                                   (2,604)        (1,540)
      Accounts payable                                              193,810        329,049
      Accrued expenses                                                6,658       (277,919)
      Deferred revenue and prebillings                             (177,851)       338,469
                                                                -----------    -----------
          Net cash provided by (used in) operating activities      (130,670)       276,201
                                                                -----------    -----------

Cash flows provided by investing activities:
  Addition to software for future project use                       (50,380)          --
  Proceeds from sale of Jobview                                     198,250           --
                                                                -----------    -----------
          Net cash provided by investing activities                 147,870           --
                                                                -----------    -----------

Cash flows used in financing activities:
  Proceeds from debt                                                   --        1,617,900
  Payments on debt                                                     --       (1,777,319)
  Payments on notes payable - related parties                       (13,500)        (9,000)
  Payments on obligations under capital lease                          --          (36,118)
                                                                -----------    -----------
          Net cash used in financing activities                     (13,500)      (204,537)
                                                                -----------    -----------

Net Increase in cash                                                  3,700         71,664
Cash and cash equivalents at beginning of period                      1,428         19,557
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $     5,128    $    91,221
                                                                ===========    ===========


See accompanying notes to unaudited consolidated financial statements

                                              6

                               PLANGRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Consolidated Financial Statements

The summary of our significant accounting policies is incorporated by reference to our annual report of September 30, 2005, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are also herewith advised to read the going concern statement in the report of our Independent Registered Accounting Firm and also the liquidity caution in Note B in our financial statements for the period ended September 30, 2005.

The accompanying unaudited consolidated financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we secured an improved factoring agreement for accounts receivable during January 2006, our viability as a going concern is dependent upon our ability to achieve profitable operations through increased sales and the higher profit margins received from Xmarc sales. During the fiscal years of 1998 through 2005, and continuing into fiscal 2006, we have experienced significant operating losses with corresponding reductions in working capital and stockholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially.

To address the going concern issue, management implemented financial and operational plans to improve operating efficiencies, reduce overhead and accelerate cash from our contracts, reduce and eliminate cash losses, and position us for future profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive team, and using attrition of senior and middle management to reduce costs. In August 2006, the Company sold $500,000 of redeemable preferred stock (see subsequent events, below).

The accompanying unaudited consolidated financial statements for PlanGraphics, Inc. and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. All significant inter-company balances and transactions have been eliminated in our consolidation. We believe that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September 30, 2006. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended September 30, 2005, included in the Company's Annual Report on Form 10-KSB.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

(2) Accounts Receivable

The components of contract receivable are as follows:

                                   December 31,
                                      2005
                                   (unaudited)

              Billed                                    $    684,857
              Unbilled                                     1,861,232
                                                        ------------
                                                           2,546,089

              Less allowance for doubtful accounts              --
                                                        ------------
              Accounts receivable, net                  $  2,546,089

At December 31, 2005, customers exceeding 10% of billed accounts receivable were international clients in China, 18%, the City of New York Department of Environmental Engineering (NYDEP), 17%, and the County of Los Angeles, 10%. At the same date, customers exceeding 10% of revenue for the quarter were China, 16%, Los Angeles, 13%, and NYCDEP, 12%.

At December 31, 2004, customers exceeding 10% of billed accounts receivable were NYDEP, 19% and the Italian Ministry of Finance, 10%. At the same date, customers exceeding 10% of revenue for the quarter were NYCDEP, 40%, and China, 17%.

Billing terms are negotiated in a competitive environment and are based on reaching project milestones.

When appropriate we establish a reserve ("allowance for doubtful accounts") for estimated uncollectible amounts of billed and unbilled accounts receivable. When we determine that the collection of a billed or unbilled account receivable related to an active contract is not probable, we reduce the contract value accordingly. When we determine that the collection of a billed or unbilled account receivable related to a completed contract is not probable, we record bad debt expense and increase the allowance for doubtful accounts. When we identify that the collection of a reserved account receivable will not be collected, we write off the account receivable and reduce the allowance for doubtful accounts.

Deferred revenue amounted to $646,887 at December 31, 2005 and represents amounts billed in excess of amounts earned. The decreased level from September 30, 2005 is a result of our work on projects and rendering services related to sales of certain software requiring future services.

(3) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $15.2 million with expirations through 2025. At December 31, 2005, the amount of the net operating loss carryforward balance is estimated at $15.5 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2005 and at December 31, 2005. As a result, no provision or benefit for income tax has been recorded for the three months ended December 31, 2005.

(4) Lease Obligations

We lease various equipment as well as facilities under operating leases that expire through the year 2011.

(5) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at December 31, 2005 and 2004, were 14,255,639 and 12,652,803, respectively.

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                               Quarter ended December 31,
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

*As we incurred a net loss in the periods ended December 31, 2005 and 2004 none of our outstanding options or warrants were included in the computation of diluted earnings per share for those periods as their effect would be anti-dilutive.

We use the intrinsic value method when accounting for options issued to employees and directors in accordance and directors with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. Accordingly, we do not recognize compensation expense related to employee stock options, since options are granted at a price equal to the market price on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for its stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarters ended December 31, 2005 and 2004: dividend yield of 0 percent, expected volatility of 120 to 140 percent, risk-free interest rates between 2.75 and 5.5 percent, and expected option lives of one to five years for all years presented. Some options are immediately vested and others may vest after the lapse of time or depend on meeting specified performance criteria. Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following unaudited pro forma amounts:

                                            Three Months Ended
                                                December 31,
                                          2005               2006
                                      ===============================
Net Income (loss):
  As reported                         $   (338,891)      $   (329,121)
  Incremental Compensation            $     20,135       $     25,336
                                      ============       ============
  Pro forma                           $   (359,026)      $   (354,457)
                                      ============       ============

Basic income (loss) per share:
  As reported                         $      (0.00)      $      (0.00)
                                      ============       ============
  Pro forma                           $      (0.00)      $      (0.00)
                                      ============       ============

Diluted income (loss) per share
  As reported                         $      (0.00)      $      (0.00)
                                      ============       ============
  Pro forma                           $      (0.00)      $      (0.00)
                                      ============       ============

No options to acquire stock were granted during the quarter ended December 31, 2005.

(6) Supplemental Cash Flow Information

During the three months ended December 31, 2005, PlanGraphics paid $11,893 of interest. No payments of taxes were made.

(7) Recently Issued Accounting Pronouncements

We do not have any updates to the recently issued pronouncements provided in our Form 10-KSB for September 30, 2005.


(8) Going Concern Statement


The Company's auditors stated in their report on the financial statements of the Company for the year ended September 30, 2005 that the Company has incurred net losses for the years ended September 30, 2005 and 2004 and these factors raise substantial doubt about the Company's ability to continue as a going concern.

For the three months ended December 31, 2005, the Company incurred net losses of $338,991 and used cash in operations of $130,670. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has taken aggressive action to reduce operating costs to the maximum extent possible and has established plans intended to increase the sales of the Company's products and services. Management intends to seek financing to provide funds needed to increase liquidity, fund growth in revenues and to implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital.

(9) Subsequent Events

Amendment to Factoring Agreement. PlanGraphics, Inc. entered into a First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective January 9, 2006. The Amendment extended the term of the Master Factoring Agreement to June 30, 2007. In addition, the Amendment, among other things, increased the amount by which Rockland will pay PlanGraphics for accounts receivable invoices from 80% of the face value to 85% of the face value of such invoices and reduced the minimum monthly volume that PlanGraphics is required to submit to Rockland for purchase from $500,000 to $350,000.

Sale of Preferred Stock. On August 21, 2006, the Company entered into a Series A Preferred Stock Purchase Agreement with Nutmeg Group, LLC pursuant to which it sold and Nutmeg Group, LLC bought, for an aggregate purchase price of $500,000, a total of 1,000 shares (the "Shares") of the Company's Series A 12% Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of the Company's common stock equal to 80 percent of the fully diluted outstanding shares with an aggregate exercise price of $10.00 (the "Warrant,") and together with the Shares (the "Securities"). The Company intends to use the net proceeds of the sale of the Securities to pay its independent accountants amounts due to complete the 2005 annual report and subsequent quarterly reports, to satisfy certain of its accounts payable, and for general working capital purposes. Exercise of the Warrant by the investor could result in a change of control.

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

Termination of Senior Officer of PGI-MD. On June 23, 2006, we terminated the employment of an officer of our Mayrland subsidiary. Subsequently, he filed suit alleging the Company had insufficient basis for the termination, a claim that management contests. We have accrued and recorded an estimated amount for this litigation in the financial statements.

Extension of Employment Agreements for Parent Company Officers. During February 2007 the Company entered into amendments to the employment agreements of its chief executive officer and its chief financial officer, to extend the term of their existing employment agreements through December 31, 2007. Additional information was provided in Form 8-K, dated January 31, 2007 and filed with the Securities and Exchange Commission.

Retention of Guilford Securities. On October 1, 2006, the Company retained Guilford Securities as a non-exclusive corporate finance advisor.


(10)  Foreign Currency Translation

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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

     PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2005 approximately 76% of our sales were to customers in federal, state and local governments, and utilities; 18% to international customers and the remaining 6% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers remained constant through the first quarter of 2006.

     o We have a working capital deficit at December 31, 2005 of $1,715,329, and have had recurring net losses in all prior fiscal years back to 1998. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.

     o Management's foremost challenge is coping with limited cash flows. Management continues to work closely with its creditors to manage payments and from time to time has borrowed funds from officers and employees to meet temporary working capital shortages. In January 2006 we entered into an extension of our Master Factoring Agreement with Rockland which extended it through June 30, 2007, reduced the required monthly volume down to $350,000 per month and increased to 85% of face value the amount paid on invoices submitted.

     o As a result of our very constrained cash flows, we sometimes delay payments to subcontractors and from time to time have delayed management and employee payrolls. We have experienced the departure of certain technical employees, reduced availability of subcontractors and increased legal costs related to negotiating work-out agreements and settlements with creditors.

     o    About our business:

               o Our consulting and systems integration and implementation capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (also known as geographic information systems), data warehousing, electronic document management systems and internal and external networks.

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

               o    Securing financing arrangements to fund operations;

               o Changing our revenue mix to increase the amount of higher margin software sales;

               o Increasing lagging revenue through expanded lead generation and sales; and

               o    Attaining net income.

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of December 31, 2005 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2005, appearing in our FY 2005 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2005 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of payrolls and amounts owed to subcontractors.

Cash Flow

We continue to experience very constrained cash flows causing us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payrolls and payment of subcontractor invoices. As of December 31, 2005 we had a net working capital deficit of ($1,715,329) versus a net working capital deficit of ($1,545,375) at September 30, 2005. This additional decrease in working capital resulted from the operating losses.

In the three months ended December 31, 2005, operations used net cash of $130,670, as compared to $276,201 provided by operations during the period ended December 31, 2004. This $406,871 change was primarily a result of the decrease in deferred revenue balances.

Our accounts receivable at December 31, 2005 have decreased slightly by $126,664 since September 30, 2005. Notes payable with current maturities increased $73,600 from September 30, 2005 as a result of the maturing of certain notes.

In the period ended December 31, 2005, investing activities provided $147,870 while we had no investing activities during the period ended December 31, 2004. The primary reason for the change was the receipt of $198,250, the amount due for the sale of our investment in Jobview.

Financing activities in the period ended December 31, 2005 used $13,500 as compared to net cash used of $204,537 in financing activities in the period ended December 31, 2004. The change was a result of moving from a line of credit to a factoring arrangement in which the factor purchases our invoices.

Accounts receivable balances at December 31, 2005 and 2004, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Certain delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

As of December 31, 2005 our billed contract accounts receivable were $684,857 and we had no allowance for uncollectible accounts. During the current quarter billed receivables in arrears greater than 60 days increased from $252,325 at September 30, 2005 to $487,092 and no client accounted for more than $160,000 at December 31, 2005.

As of December 31, 2005, our number of days sales outstanding (DSO) were approximately 212 days, comparable with 166 days a year earlier. The large decrease in revenue skewed the DSO number upward. Management believes that its net receivables are ultimately collectible or recoverable.

The elevated levels of aged accounts receivable we experience, coupled with the need to finance projects with cash from operations, places severe cash flow constraints on the Company requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs.

Capital Resources

We entered into a First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective January 9, 2006. The Amendment extended the term of the Master Factoring Agreement to June 30, 2007, The Amendment, among other things, increased the amount by which Rockland will pay PlanGraphics for accounts receivable invoices from 80% of the face value to 85% of the face value of such invoices and reduced the minimum monthly volume that PlanGraphics is required to submit to Rockland for purchase from $500,000 to $350,000.


As of December 31, 2005, our cash and cash equivalents had increased from September 30, 2005 to $5,128.

Operations Outlook

While we now have secured an improved new factoring arrangement (see above) and have raised funds from the sale of our interest in Jobview, we expect that our operations will continue to be impacted by liquidity issues through the end of calendar year 2007.

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

We believe our purchase of the XMARC intellectual property and spatial integration software components provides us with increased access with additional solution architectures to federal, state and local government clients in addition to commercial enterprises. We have continued to build revenue from maintenance of existing XMARC systems already in the field resulting from additional licensing of Xmarc and STEPs, a derivative product. By combining the XMARC technologies with those of other suppliers of advanced software technologies, we have developed a range of Internet based product and service offerings for use in emergency response and recovery as well as a portal to other enterprise information systems including executive dashboards. We believe our acquisition of Xmarc Limited in the United Kingdom provides us with new customers and Value Added Resellers opportunities in Europe.

As of December 31, 2005, we had work backlog and assignments of approximately $13.1 million, a decrease from the $15.2 million reported for September 30, 2005 and from $ 15.7 million as of December, 2004. Approximately $9.5 million of the backlog at December 31, 2005 was funded versus approximatelty$11.4 million at September 30, 2005 and 14.4 million on December 31, 2004. Of the $9.5 million, in funded backlog we expected to complete approximately $5.5 million within 12 months.

More recently our backlog and assignments as of February 17, 2007, amount to approximately $ 4.8 million, all of which is funded. The decrease in backlog and assignments from December 31, 2005 was caused by the drawdown of multi-year contracts, the termination of contracts with a state and local government agency, the transfer of a China based project to a business partner and delays in the completion of several competitive awards also hampered the process of securing new contracts to replace backlog converted to revenue.

We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice.

The Company's non-binding letter of intent to merge with IceWEB, Inc. of Herndon, Virginia, as amended, expired without action by either party on December 31, 2005 in accordance with its terms. The Board of Directors continues to actively explore strategic alternatives for PlanGraphics, Inc. and retained Guilford Securities in October 2006 to provide advisory services on such efforts.

We have made progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data through portals. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Currently, we plan to grow internally through strategic alliances that enhance shareholder value and joint marketing initiatives that allow us to increase business with our limited resources while continuing to examine a diverse range of options to enhance shareholder value, including the sale of operating assets, the licensing of intellectual property and merger and acquisition opportunities.

                              Results of Operations

Results of Operations for the Quarter Ended December 31, 2005

Revenues

Our revenues decreased $679,718 or 39% from $1,759,787 for the quarter ended December 31, 2004 to $1,080,069 for the quarter ended December 31, 2005. This decrease was caused by the winding down of certain projects, by reduced activities on open contracts and by a lower number of active contracts in the 2006 period.

Deferred revenue decreased $177,851 from the beginning of fiscal year balance of $824,738 as a result of work on certain GIS and Xmarc contracts that caused additional revenue to be recognized thereby reducing deferred revenue balances,

Costs and Expenses

Total costs and expenses for the quarter ended December 31, 2005 amounted to $1,400,124, a decrease of $654,192 compared to $2,054,316 for the quarter ended December 31, 2004. This 32% decrease trails behind the 39% decrease in revenue for the period.

Direct contract costs decreased $600,362 or 46% during the current quarter primarily from: the absence of $492,104 in imagery costs; a reduction in subcontractor costs of $385,794; a decrease of $190,366 in equipment provided to clients pursuant to contract requirements; a decrease of $116,954 in direct salaries; and miscellaneous expense decreases of $9.894, all of which were a result of completion of projects and activity reductions responding to decreased operations. These were partially offset by $102,646 of new expenses related to a supplier. Salaries and benefits decreased by approximately $65,465 because of reductions in staff related to the decrease in revenue. General and administrative expenses increased by $47,030, or 22% resulting from increased overhead expenses related primarily to rent expense, increases in audit fees and losses on foreign currency conversions.

Marketing expense decreased $19,621, or 48%, caused primarily by a shift of business development activities through our business partners and by the need to reduce demand on cash. The decreases primarily occurred in proposal and conference expenses.

Other operating costs decreased by $15,774 or 21% primarily as a result of the decrease in depreciation expense during the current period.

Net loss

Our operating loss for the quarter ended December 31, 2005 amounted to $320,055 versus the prior year operating loss of $294,529. The change is a result of decreased revenues during the current year period as compared to the prior year.

Interest expense amounted to $30,539 in the current quarter and compares favorably with $54,021 during the same period of the prior year because we no longer are financed by a line of credit. Other income decreased from the prior year total by $7,726.

We incurred a net loss of $338,891 for the quarter ended December 31, 2005 as compared to a net loss of $329,121 for the prior year period. The impacts noted above account for the change in performance.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2005

We reported a net loss for the quarter ended December 31, 2005. Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $15.5 million as of December 31, 2005 versus $15.2 million at September 30, 2005. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended December 31, 2005.

Critical Accounting Policies and Estimates

We do not have any updates to the Critical Accounting Policies disclosed in Item 6, Part Two of our Annual Report on Form 10-KSB for September 30, 2005 and filed with the SEC.


ITEM 3.    CONTROLS AND PROCEDURES

Inherent limitations of Control Systems

We maintain appropriate internal controls and disclosure controls, and related procedures, that are designed to ensure that financial and other information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported promptly and properly to meet the current requirements. Such controls and procedures, no matter how well designed and operated, may have inherent limitations in a cost-effective control system, and therefore misstatements due to error or fraud may occur and not be detected. See the expanded discussion in Item 14 of Part Two in our Form 10-KSB for September 30, 2005.

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

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

There has been no change in status to the information reported in our Form 10-KSB for the year ended September 30, 2005.

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1,Section 302 Certification for the principal executive officer, dated June 1, 2007, and filed on page 18 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated June 1, 2007, and filed on page 19 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated June 1, 2007, and filed on page 20 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated June 1, 2007, and filed on page 21 of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PLANGRAPHICS, INC .

Dated: June 1, 2007




                                            /s/  Frederick G. Beisser
                                            -----------------------------------
                                                 Frederick G. Beisser
                                                 Senior Vice President-Finance,
                                                 Secretary & Treasurer
                                                 (Principal financial officer)