Form 10QSB
period 2006-03-31
PLANGRAPHICS INC
filed 2007-06-05
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006.

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

     97,214,418 shares of common stock were outstanding as of May 31, 2007.

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

Forward-looking statements include, but are not limited to, statements in this Form 10-QSB regarding:

o availability of working capital to meet our immediate cash and liquidity needs;
o    our ability to raise funds through debt and equity financing;
o    estimates regarding our financing needs;
o    our prospects for growth;
o    our ability to reduce costs and expenses;
o    the collectibility of our accounts receivable;
o    cancellation of our contracts and order assignments;
o    the continuation of our relationship with the City of New York;
o    the increase in competition and our ability to compete effectively;
o    our ability to take advantage of spatial information technology markets;
o    the strength of our technical expertise and customer service;
o    the potential fluctuation of the market price of our stock;
o the ability of information technology to benefit from geospatial capabilities within their technologies;
o    the potential gross profit margin in information technology;
o the projections regarding our financial results for fiscal years ("FY") 2006 and 2007;
o    fluctuations in exchange rates;
o    the impact of recent accounting pronouncements; and
o    the availability and affordability of alternative lease facilities.

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

                                Table of Contents







Part I Financial  Information                                                 4


   Item 1. Consolidated Financial Statements (Unaudited)                      4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flows                                     6


    Notes to Unaudited Consolidated Financial Statements                      7


  Item 2. Management Discussion and Analysis                                 13


  Item 3. Controls and Procedures                                            18


Part II Other Information                                                    19


   Item 1.  Legal Proceedings                                                19


   Item 6.  Exhibits                                                         19


   Signature Page                                                            20


   Exhibits



Part I
Financial Information
Item 1. Financial Statements


                               PLANGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                       March 31,
                                                                         2006
                                                                     ------------

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $      1,243
  Accounts receivable                                                   2,767,140
  Prepaid expenses and other                                               54,743
                                                                     ------------
         Total current assets                                           2,823,126
                                                                     ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                 391,919
                                                                     ------------
                                                                          391,919
    Less accumulated depreciation and amortization                        325,718
                                                                     ------------
                                                                           66,201
                                                                     ------------
OTHER ASSETS
  Goodwill                                                              1,457,107
  Software development costs, net of accumulated
     amortization of $375,667                                             415,252
  Other                                                                    27,434
                                                                     ------------
                                                                        1,899,793
                                                                     ------------
         TOTAL ASSETS                                                $  4,789,120
                                                                     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current maturities                                 $    121,194
  Accounts payable                                                      3,130,077
  Accrued payroll costs                                                   556,767
  Accrued expenses                                                        391,033
  Deferred revenue and prebillings                                        656,651
                                                                     ------------
         Total current liabilities                                      4,855,722
                                                                     ============

LONG-TERM LIABILITIES
   Notes payable, less current maturities                                 100,000
                                                                     ============
         TOTAL LIABILITIES                                              4,955,722
                                                                     ============

STOCKHOLDERS' DEFICIT
   Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                               --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 shares issued and outstanding                           20,688,118
  Accumulated deficit                                                 (20,854,720)
                                                                     ------------
         Total Stockholders' Deficit                                     (166,602)
                                                                     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $  4,789,120
                                                                     ============


See accompanying notes to unaudited consolidated financial statements

                                       4



                                           PLANGRAPHICS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                           For the three and six month periods ended March 31,



                                               Six months ended                Three months ended
                                          ----------------------------    ----------------------------
                                              2006            2005            2006            2005
                                          ------------    ------------    ------------    ------------
Revenues                                  $  2,117,043    $  3,473,903    $  1,036,974    $  1,714,116

Cost of sales:
  Direct contract costs                      1,464,439       2,376,245         746,407       1,057,851
  Salaries and employee benefits               677,507         813,464         332,651         403,143
  General and administrative expenses          490,935         444,455         233,438         233,988
  Marketing expenses                            42,313          63,399          21,245          22,710
  Other operating expenses                     122,958         151,827          64,287          77,382
                                          ------------    ------------    ------------    ------------
            Total costs and expenses         2,798,152       3,849,390       1,398,028       1,795,074
                                          ------------    ------------    ------------    ------------

            Operating loss                    (681,109)       (375,487)       (361,054)        (80,958)
                                          ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                  88,884          53,206          77,181          30,347
  Interest expense                             (65,575)       (118,268)        (35,036)        (64,247)
                                          ------------    ------------    ------------    ------------
                                                23,309         (65,062)         42,145         (33,900)
                                          ------------    ------------    ------------    ------------

            NET LOSS                      $   (657,800)   $   (440,549)   $   (318,909)   $   (114,858)
                                          ============    ============    ============    ============

Basic and diluted loss per common share   $      (0.01)   $      (0.00)   $      (0.00)   $      (0.00)
                                          ============    ============    ============    ============
Weighted average number of shares of
   common stock outstanding for:

Basic and diluted loss per share            97,214,418      97,214,418      97,214,418      97,214,418
                                          ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements

                                                   5



                                     PLANGRAPHICS, INC.
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                                 Six Months ended March 31,



                                                                   2006           2005
                                                                -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                      $  (657,800)   $  (440,549)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                  117,677        147,753
    Changes in operating assets and liabilities
      Accounts receivable                                           (94,386)       420,256
      Prepaid expenses and other                                     21,959        (61,036)
      Other assets                                                       67         (3,476)
      Accounts payable                                              605,401        588,645
      Accrued expenses                                               93,650       (291,454)
      Deferred revenue and prebillings                             (168,087)       465,101
                                                                -----------    -----------
          Net cash provided by (used in) operating activities       (81,519)       825,240
                                                                -----------    -----------

Cash flows provided by (used in) investing activities:
  Purchases of equipment                                             (7,425)        (1,720)
  Proceeds from sale of investment in Jobview                       198,250           --
  Addition to software held for future use                         (102,991)          --
                                                                -----------    -----------
          Net cash provided by (used in) investing activities        87,834         (1,720)
                                                                -----------    -----------

Cash flows used in financing activities:
  Proceeds from debt                                                 11,500      1,650,900
  Payments on debt                                                     --       (2,412,450)
  Payments on note payable - related parties                        (18,000)        (9,000)
  Payments on obligations under capital lease                          --          (72,527)
                                                                -----------    -----------
          Net cash used in financing activities                      (6,500)      (843,077)
                                                                -----------    -----------

Net decrease in cash                                                   (185)       (19,557)
Cash and cash equivalents at beginning of year                        1,428         19,557
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $     1,243    $      --
                                                                ===========    ===========


See accompanying notes to unaudited consolidated financial statements

                                             6

                               PLANGRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Consolidated Financial Statements

The summary of our significant accounting policies is incorporated herein by reference to our annual report of September 30, 2005, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are also herewith advised to read the going concern statement in the report of our Independent Registered Accounting Firm and also the liquidity caution in Note B in our financial statements for the period ended September 30, 2005.

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

To address the going concern issue, management has implemented financial and operational plans to improve operating efficiencies, reduce overhead and accelerate cash from our contracts, reduce and eliminate cash losses, and position us for future profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive team, and using attrition of senior and middle management to reduce costs. In August 2006, the Company sold $500,000 of redeemable preferred stock (see subsequent events, below).

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


(2) Going Concern Statement


The Company's auditors stated in their report on the financial statements of the Company for the year ended September 30, 2005 that the Company has incurred net losses for the years ended September 30, 2005 and 2004 and these factors raise substantial doubt about the Company's ability to continue as a going concern.

For the six months ended March 31, 2006, the Company incurred net losses of $657,800 and used cash in operations of $81,519. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(3) Accounts Receivable

The components of contract receivable are as follows:

                                   March  31,
                                     2006
                                  (unaudited)

              Billed                                     $  2,021,560
              Unbilled                                        745,580
                                                         ------------
                                                            2,767,140

              Less allowance for doubtful accounts               --
                                                         ------------

              Accounts receivable, net                   $  2,767,140

At March 31, 2006, customers exceeding 10% of billed accounts receivable were the New York State Office of Technology, 34%, and international clients in China, 17%,. At the same date, customers exceeding 10% of revenue for the quarter were Los Angeles County Information Technology, 17%, and New York City Department of Environmental Engineering (NYDEP), 17%, and Genutec 11%.

At March 31, 2005, customers exceeding 10% of billed accounts receivable were NYDEP, 19% and the Italian Ministry of Finance, 10%. At the same date, customers exceeding 10% of revenue for the quarter were NYCDEP, 39%, China, 17%, and Oregon Geospatial Enterprise, 11%.

Billing terms are negotiated in a competitive environment and are based on reaching project milestones.

When appropriate we establish a reserve ("allowance for doubtful accounts") for estimated uncollectible amounts of billed and unbilled accounts receivable. If we determine that the collection of a billed or unbilled account receivable related to an active contract is not probable, we reduce the contract value accordingly. When we determine that the collection of a billed or unbilled account receivable related to a completed contract is not probable, we record bad debt expense and increase the allowance for doubtful accounts. When we identify that the collection of a reserved account receivable will not be collected, we write off the account receivable and reduce the allowance for doubtful accounts.

Deferred revenue amounted to $656,651 at March 31, 2006 and represents amounts billed in excess of amounts earned.

(3) Lease Obligations

We lease various equipment as well as facilities under operating leases that expire through the year 2011.

(4) Stock-Based Compensation.

We adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards.

Prior to January 1, 2006, we accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, we would recognize compensation expense only if we granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to our stock options was reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective date of grant. Prior to January 1, 2006, we provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standard, ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"), as if the fair value method defined by "Accounting for Stock-Based Compensation" ("SFAS No. 123"), SFAS No. 123 had been applied to the stock-based compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R , Share Based Payment, using the modified prospective transition method, and therefore we have not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three months ended March 31, 2006, would include compensation expense for all stock-based compensation awards granted but not yet fully exercisable, prior to January 1, 2006; all of our preexisting awards were already fully vested as of that date. The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

Option valuation models (we use the Black-Scholes model) require the input of highly subjective assumptions including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options (which we do not have), and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

We did not grant any options during the six months ended March 31, 2006.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share for the 2005 first and second quarters as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, Amendment of SFAS No. 123, to stock-based employee compensation. Our net losses and net loss per share for the periods ended March 31, 2005 would have increased to the adjusted net loss shown below. No pro forma disclosure for adjusted net loss has been presented here for the three and six month periods ended March 31, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)'s fair-value method for such periods.


                                              Six months      Three months
                                                 Ended            Ended
                                                 2005             2005
                                              ===========      ===========
Net loss:
  As reported                                 $  (440,549)     $  (114,858)
Add: Stock-based compensation included in
  reported net loss                                  --               --
Deduct: proforma option expense                   (36,382)         (18,169)
                                              -----------      -----------
  Adjust net loss                             $  (476,931)     $  (133,027)
                                              ===========      ===========

Basic loss per share:
  As reported                                 $     (0.00)     $     (0.00)
                                              ===========      ===========
  Adjusted basic loss per share               $     (0.00)     $     (0.00)
                                              ===========      ===========
Diluted loss per share
  As reported                                 $     (0.00)     $     (0.00)
                                              ===========      ===========
  Adjusted diluted loss per share             $     (0.00)     $     (0.00)
                                              ===========      ===========



A summary of the status of the outstanding options and the changes during the six months ended March 31, 2006, is presented in the table below:

Stock Options                               Shares          Range of        Weighted-average
                                            Underlying      Exercise        option price
                                            Options         Prices          per share
--------------------------------------------------------------------------------
Options outstanding at October 1, 2005      10,356,760      $0.015-0.017    $    0.042

Options granted                                   --        $     --        $     --

Option exercised                                  --        $     --        $     --

Options canceled/expired                          --        $     --        $     --
                                            ----------      ----------      ----------
Options outstanding at March 31, 2006       10,356,760            --        $    0.042
                                            ==========      ==========      ==========

                                            ==========      ==========      ==========
Options exercisable at March 31, 2006       10,356,760      $     --        $    0.042
                                            ==========      ==========      ==========

There were no options exercised during the period ending March 31, 2006;
accordingly, the total intrinsic value of options exercise to date during 2006 is $0.


The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for all options outstanding at March
31, 2006 is presented below:


                                        Weighted-average
Range of                                  Remaining             Weighted-average
Exercise Prices           Shares        Contractual Life         Exercise Price
---------------           ------        ----------------         --------------
$0.015-$0.040            7,403,502          2.7 years            $      0.031
                              --                                 $       --
$0.06-$0.070             2,941,258         1.58 years            $      0.068
                              --
$0.17                       12,000         1.04 years            $      0.040
                        ----------                               ------------
                        10,356,760                               $      0.042
                        ==========                               ============

The fair value of the options granted in the periods ending March 31, 2006 and 2005, (including the pro forma disclosure for adjusted net loss, above) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:


                                 2006               2005
                              ----------         ----------
Dividend yeild                   0.00%              0.00%
Expected volatility              N/A                 N/A
Risk free interest rates         N/A                 N/A
Expected lives                   N/A                 N/A

The weighted-average grant date fair value for options granted during 2006 and 2005 was approximately $0 and $0.04, respectively.

Because we did not have any unvested options or warrants as of March 31, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.

                                       10



(5) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at March 31, 2006 and 2005, were 14,213,972 and 13,142,803, respectively.

The following is a reconciliation of the number of shares used in the Basic
Earnings Per Share ("EPS") and Diluted EPS computations:

                                                            Periods ending March 31,
                                                     Six months                  Three months
                                             -------------------------     -------------------------
                                                2006           2005           2006           2005
Basic EPS share quantity                     97,214,418     97,214,418     97,214,418     97,214,418
Effect of dilutive options and warrants*           --             --             --             --
                                             ----------     ----------     ----------     ----------
Dilutted EPS share quantity                  97,214,418     97,214,418     97,214,418     97,214,418

*As we incurred a net loss in the periods ended March 31, 2006 and 2005, none of our outstanding options or warrants were included in the computation of diluted earnings per share for those periods as their effect would be anti-dilutive.

(6) Supplemental Cash Flow Information

During the six months ended March 31, 2006, PlanGraphics paid $48,675 of interest. No payments of taxes were made.

(7) Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards
No. 159 ("SFAS No. 159"). SFAS No 159, which amends SFAS No. 115 allows certain financial assets and liabilities to be recognized, at the Company's election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.
The Company has not determined the impact, if any, of the adoption of SFAS No.
159.

(8)  Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. The total of all foreign currency transactions and translation adjustments were considered to be insignificant as of the end of the reporting period.


(9) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $15.2 million with expirations through 2025. At March 31, 2006, the amount of the net operating loss carryforward balance is estimated at $15.8 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2005 and at March 31, 2006. As a result, no provision or benefit for income tax has been recorded for the three months ended March 31, 2006.

                                       11

(10) Subsequent Events

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

Termination of Senior Officer of PGI-MD. On June 23, 2006, we terminated the employment of an officer of PGI-MD. Subsequently, he filed suit alleging the Company had insufficient basis for the termination, a claim that management contests. We have accrued and recorded an estimated amount for this litigation in the financial statements.

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

Retention of Guilford Securities. On October 1, 2006, the Company retained Guilford Securities as a non-exclusive corporate finance advisor.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

     PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2005 approximately 76% of our sales were to customers in federal, state and local governments, and utilities; 8% to international customers and the remaining 6% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers remained constant through the second quarter of 2006.

     o We have a working capital deficit at March 31, 2006, of $2,032,596, and have had recurring net losses in all prior fiscal years back to 1998. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.

               o Management's foremost challenge is coping with limited cash flows.

               o The Company does not have a line of credit; we depend on internal cash flow to support operations. Internal cash flow is affected significantly by customer contract terms, delays in foreign currency transfers and our progress achieved on projects.

               o Management continues to carefully manage payments and from time to time has borrowed funds from officers and employees to meet temporary working capital shortages.

               o In January 2006 we entered into an extension of our Master Factoring Agreement with Rockland which extended it through June 30, 2007, reduced the required monthly volume down to $350,000 per month and increased to 85% of face value the amount paid on invoices submitted.

               o We have reduced our general and administrative expenses by reducing occupancy costs, constraining overhead and administrative costs and streamlining our management and production teams.

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

               o Our contracts are often awarded as long as two to three years after we initially contact a customer. In many instances we first provide consulting services to determine an appropriate solution to a need and then we subsequently receive a larger contract.

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

               o Increasing lagging revenue through expanded lead generation and sales; and

               o    Attaining net income.


                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of March 31, 2006 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2005, appearing in our FY 2005 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2005 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of payrolls and amounts owed to subcontractors.

Cash Flow

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 1998 through 2006, we experienced significant operating losses with corresponding reductions in working capital and net worth, excluding the impact of certain one time gains, and do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the past two years. If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to restrict operating expenditures to match available resources or seek additional financing, which may be available only at unfavorable interest rates or not available at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payrolls and payment of subcontractor invoices. As of March 1, 2006, we had a net working capital deficit of ($2,032,596) versus a net working capital deficit of ($1,545,375) at September 30, 2005. This additional decrease in working capital resulted from the operating losses.

In the six months ended March 31, 2006, operations used net cash of $81,519, as compared to $825,240 provided by operations during the period ended March 31, 2005. This $906,759 change was primarily a result of the decrease in the deferred revenue balance.

Our accounts receivable at March 31, 2006, increased slightly by $94,387 since September 30, 2005. Notes payable with current maturities increased $86,949 from September 30, 2005 as a result of the maturing of certain notes.

In the period ended March 31, 2006, investing activities provided $87,834 while we used $1,720 in investing activities during the period ended March 31, 2005. The primary reason for the change was the receipt of amounts due for the sale of our investment in Jobview.

Financing activities in the period ended March 31, 2006, used $6,500 as compared to net cash used of $843,077 in financing activities in the period ended March 31, 2005. The change was a result of moving from a line of credit to a factoring arrangement in which the factor purchases our invoices.

Accounts receivable balances at March 31, 2006 and 2005, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Certain delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

As of March 31, 2006, our billed contract accounts receivable were $2,021,560 and we had no allowance for uncollectible accounts. At the end of the current quarter billed receivables in arrears greater than 60 days decreased from $501,181 at September 30, 2005 to $488,296 and no client accounted for more than $232,501 at March 31, 2006.

As of March 31, 2006, our number of days sales outstanding (DSO) were approximately 235 days, comparable with 138 days a year earlier. The large decrease in revenue skewed the DSO number upward because of receivables not yet collected. Management believes that its net receivables are ultimately collectible or recoverable, net of certain reserves.

The elevated levels of aged accounts receivable we experience, coupled with the need to finance projects with cash from operations, places severe cash flow constraints on the Company requiring it to very closely manage its expenses and payables. We do not have a line of credit to support operations cash requirements. From time to time we have also borrowed funds from officers and employees to meet working capital needs.

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


As of March 31, 2006, our cash and cash equivalents had decreased from September 30, 2005 to $1,243.

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

As of March, 31, 2006, we had work backlog and assignments of approximately $8.5 million, a decrease from the $15.2 million reported for September 30, 2005 and from the $15.1 million as of March 31, 2005. All of the backlog at March 31, 2006 was funded versus approximately $11.4 million at September 30, 2005 and $13.8 million on March 31, 2005.

More recently our backlog and assignments as of February 17, 2007, amount to approximately $ 4.8 million, all of which is funded. The decrease in backlog and assignments from March 31, 2005 was caused by the drawdown of multi-year contracts, the termination of contracts with a state and local government agency, the transfer of a China based project to a business partner; delays in the completion of several competitive awards also hampered the process of securing new contracts to replace backlog converted to revenue.

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

                              Results of Operations

Result of Operations for the three months Ended March 31, 2006

Revenues

Our revenues decreased $677,142 or 40% from $1,714,116 for the quarter ended March 31, 2005 to $1,036,974 for the quarter ended March 31, 2006. This decrease was caused by the winding down of certain projects, by reduced activities on open contracts and by a lower number of active contracts in the 2006 period.

Deferred Revenue decreased $168,087 from the beginning of year balance of $824,738 because of work accomplished on certain GIS and Xmarc based contracts that caused revenue to be recognized and thereby reduce deferred revenue.

Costs and Expenses

Total costs and expenses for the quarter ended March 31, 2006 amounted to $1,398,028, a decrease of $397,046 from the $1,795,074 for the quarter ended March 31, 2005. This 22% decreases is significantly less than the 40% decrease in revenue noted above.

Direct contract costs decreased by $311,444, or 29%; the decrease was primarily related to decreases of $75,393, or 15% in direct labor and $319,605, or 80%, in subcontractor expense. However, the overall percent decrease in direct contract costs was lower than the 40% decrease in revenues.

Salaries and benefits decreased by approximately $70,492, or 17% as a result of attrition related to the reduced revenue. General and administrative expenses and marketing expenses changed by an insignificant amount; and finally, other operating costs experienced a decrease of $13,095, or 17%, primarily as a result of less depreciation during the current period.

Net loss

On a consolidated basis, our operating loss for the quarter ended March 31, 2006 was $361,054, an increase $280,096 from the prior year operating loss of $80,958. This change is attributable to decreased revenues during the current quarter coupled with insufficient decrease in cost of sales.

Interest expense amounted to $35,036 in the current quarter and compares favorably with $64,247 during the same period of the prior year; the decrease occurred because of the absence of a line of credit. Other income increased from the prior year total by $46,834 as a result of increased distributions from our investment in Jobview.

On a consolidated basis, we incurred a net loss of $318,909 for the quarter ended March 31, 2006 as compared to the net loss of $114,858 for the prior year period. The impacts noted above account for the increase in the net loss.

Result of Operations for the six months Ended March 31, 2006

Revenues

Our revenues decreased $1,356,860 or 39% from $3,473,903 for the six month period ended March 31, 2005 to $2,117,043 for the period ended March 31, 2006. This decrease was caused by the winding down of certain projects, by reduced activities on open contracts and by a lower number of active contracts in the 2006 period.


Costs and Expenses

Total costs and expenses for the period ended March 31, 2006 amounted to $2,798,152, a decrease of $1,051,238, or 27%, compared to $3,849,390 for the period ended March 31, 2005. This 27% decrease is significantly less than the 39% decrease in revenue for the period. The decrease is related to the items noted in the following paragraph.

Direct contract costs decreased $911,806 or 38% slightly less than the decrease in revenue. Salaries and benefits decreased by approximately $135,957, or 16%, due to staff reductions and attrition related to the reduced revenue. General and administrative expenses increased by $46,480, or 10%, caused mostly by rent expense which we did not have in the prior year for our Frankfort facility and the audit fee for the reaudit of FY 2003; marketing expense decreased $21,086, or 33%, from decreases in travel and professional fees; and, finally, other operating costs decreased by $28,869 or 19% because of the absence of building depreciation expenses in the current year.

Net loss

On a consolidated basis, our operating loss for the six month period ended March 31, 2006 was $681,109, an increase from the prior year operating loss of $375,487. This change is attributable to decreased revenues during the current period coupled with insufficient decreases in cost of sales.

Interest expense amounted to $65,575 in the current six month period and compares favorably with $118,269 during the same period of the prior year; the decrease is attributable to the absence of line of credit financing during the current year. Other income increased from the prior year total by $35,678 as a result of increased miscellaneous revenue.

On a consolidated basis, we incurred a net loss of $657,800 for the six months ended March 31, 2006 as compared to the net loss of $440,549 for the prior year period. The impacts noted above account for the increase in the net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2006

We reported a net loss for the six months ended March 31, 2006. Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $15.8 million as of March 31, 2006, versus $15.2 million at September 30, 2005. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the six months ended March 31, 2006.

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

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1,Section 302 Certification for the principal executive officer, dated June 1, 2007, and filed on page 21 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated June 1, 2007, and filed on page 22 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated June 1, 2007, and filed on page 23 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated June 1, 2007, and filed on page 24 of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PLANGRAPHICS, INC .

Dated: June 1, 2007




                                            /s/  Frederick G. Beisser
                                            -----------------------------------
                                                 Frederick G. Beisser
                                                 Senior Vice President-Finance,
                                                 Secretary & Treasurer
                                                 (Principal financial and
                                                 accounting officer)