Form 10QSB
period 2006-06-30
PLANGRAPHICS INC
filed 2007-06-05
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

                            Administrative Office at
                          1940 South Parker Road, #533
                                Parker, CO 80134

                                 (720) 851-0716
                                 --------------
              (Registrant's telephone number, including area code)


                 ---------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                Table of Contents



Part I Financial  Information                                                 4


   Item 1. Consolidated Financial Statements (Unaudited)                      4

    Consolidated Balance Sheet                                                4

    Consolidated Statements of Operations                                     5

    Consolidated Statements of Cash Flows                                     6

    Notes to Unaudited Consolidated Financial Statements                      7


  Item 2. Management Discussion and Analysis                                 13


  Item 3. Controls and Procedures                                            18


Part II Other Information                                                    19


  Item 1. Legal Proceedings                                                  19


  Item 6. Exhibits                                                           19


  Signature Page                                                             20


  Exhibits                                                                   21


Part I
Financial Information
Item 1. Financial Statements

                               PLANGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                      June 30,
                                                                        2006
                                                                    ------------
      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $      4,635
  Accounts receivable                                                  1,761,843
  Prepaid expenses and other                                              47,193
                                                                    ------------
      Total current assets                                             1,813,671
                                                                    ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                391,919
                                                                    ------------
                                                                         391,919
    Less accumulated depreciation and amortization                       336,407
                                                                    ------------
                                                                          55,512
                                                                    ------------

OTHER ASSETS
  Goodwill                                                             1,217,107
  Software devlopment costs, net of accumulated
     amortization of $420,735                                            421,929
  Other                                                                   21,698
                                                                    ------------
                                                                       1,660,734
                                                                    ------------

      TOTAL ASSETS                                                  $  3,529,917
                                                                    ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - current maturities                                $     86,903
  Accounts payable                                                     2,681,434
  Accrued payroll costs                                                  540,515
  Accrued expenses                                                       404,264
  Deferred revenue and prebillings                                       492,136
                                                                    ------------
      Total current liabilities                                        4,205,252
                                                                    ------------

LONG-TERM LIABILITIES
  Notes payable, less current maturities                                 100,000
                                                                    ------------
      Total long-term liabilities                                        100,000
                                                                    ------------
      TOTAL LIABILITIES                                                4,305,252
                                                                    ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value, 20,000,000 shares
    authorized, no shares issued or outstanding                             --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 shares issued and outstanding                          20,697,839
  Accumulated deficit                                                (21,473,174)
                                                                    ------------
      Total Stockholders' Deficit                                       (775,335)
                                                                    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  3,529,917
                                                                    ============

See accompanying notes to unaudited consolidated financial statements


                                          PLANGRAPHICS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                          For the three and nine month periods ended June 30,

                                               Nine months ended               Three months ended
                                          ----------------------------    ----------------------------
                                              2006            2005            2006            2005
                                          ------------    ------------    ------------    ------------

Revenues                                  $  3,080,096    $  5,391,991    $    963,053    $  1,908,825

Cost of sales:
  Direct contract costs                      2,160,077       3,460,070         695,638       1,083,824
  Salaries and employee benefits             1,023,402       1,201,154         345,895         387,689
  General and administrative expenses          696,692         688,857         205,757         240,958
  Marketing expenses                            57,015          89,257          14,702          25,858
  Other operating expenses                     173,435         209,228          50,477          61,475
  Gain on lease termination                       --          (333,144)           --          (333,144)
  Impairment of goodwill                       240,000                         240,000
                                          ------------    ------------    ------------    ------------
         Total costs and expenses            4,350,621       5,315,422       1,552,469       1,466,660
                                          ------------    ------------    ------------    ------------

         Operating income (loss)            (1,270,525)         76,569        (589,416)        442,165
                                          ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                 101,344          64,669          12,460          21,356
  Interest expense                            (107,073)       (179,753)        (41,498)        (61,486)
                                          ------------    ------------    ------------    ------------
                                                (5,729)       (115,084)        (29,038)        (40,130)
                                          ------------    ------------    ------------    ------------

         NET INCOME (LOSS)                $ (1,276,254)   $    (38,515)   $   (618,454)   $    402,035
                                          ============    ============    ============    ============

Basic and diluted income (loss) per
  common share                            $      (0.01)   $      (0.00)   $      (0.01)   $       0.00
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
                                          ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements



                                   PLANGRAPHICS, INC.

                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                               Nine Months ended June 30,

                                                                  2006           2005
                                                              -----------    -----------
Cash flows provided by operating activities:
  Net loss                                                    $(1,276,254)   $   (38,515)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                173,435        209,228
     Cancellation of debt                                            --          (49,941)
     Gain on termination of capital lease                            --         (333,144)
     Stock-based compensation                                       9,721           --
     Impairment of goodwill                                       240,000           --
    Changes in operating assets and liabilities
      Accounts receivable                                         910,910         80,640
      Allowance for doubtful accounts                                --           36,081
      Prepaid expenses and other                                   29,510        (91,469)
      Other assets                                                  5,803          2,521
      Accounts payable                                            156,758        623,900
      Accrued expenses                                             90,629       (220,366)
      Deferred revenue and prebillings                           (332,602)       647,500
                                                              -----------    -----------
        Net cash provided by operating activities                   7,910        866,435
                                                              -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                           (7,425)        (1,719)
  Proceeds from sale of investment in Jobview                     198,250           --
  Addition to software held for future use                       (154,737)          --
                                                              -----------    -----------
        Net cash provided by (used in) investing activities        36,088         (1,719)
                                                              -----------    -----------

Cash flows used in financing activities:
  Proceeds from debt                                               11,500      1,650,900
  Payments on debt                                                (34,291)    (2,412,454)
  Payments on obligations under capital lease                        --          (96,250)
  Payments on note payable - related parties                      (18,000)        (9,000)
                                                              -----------    -----------
        Net cash used in financing activities                     (40,791)      (866,804)
                                                              -----------    -----------

Net increae (decrease) in cash                                      3,207         (2,088)
Cash and cash equivalents at beginning of year                      1,428         19,557
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $     4,635    $    17,469
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

For the nine months ended June 30, 2006, the Company incurred net losses of $1,276,254 and cash provided by operations amounted to only $7,910. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(3) Accounts Receivable

The components of contract receivable are as follows:

                                        June 30,
                                          2006
                                       ----------
                                       Unaudited

Contract receivables:

   Billed receivables                  $1,083,213
   Unbilled                               678,630
                                       ----------
                                        1,761,843
Less allowance for doubtful accounts         --
                                       ----------
Accounts receivable, net               $1,761,843


At June 30, 2006, customers exceeding 10% of billed accounts receivable were international clients in China, 27%, and the New York City Department of Environmental Engineering (NYDEP), 22%. At the same date, customers exceeding 10% of revenue for the quarter were County of Los Angeles, 16%, and NYDEP, 32%, and China, 17%.

At June 30, 2005, the City of New York accounted for 17% of billed accounts receivable. It also accounted for 55% of revenue for the quarterly period ended June 30, 2005.

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

Deferred revenue amounted to $492,136 at June 30, 2006 and represents amounts billed in excess of amounts earned.

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

We granted options to acquire 972,144 shares of common stock during the quarter ended June 30, 2006 of this nine month period.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share for the 2005 first and second quarters as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, Amendment of SFAS No. 123, to stock-based employee compensation. Our net Income (losses) and net income (loss) per share for the periods ended June 30, 2005 would have changed to the adjusted net loss shown below. No pro forma disclosure for adjusted net loss has been presented here for the three and nine month periods ended June 30, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)'s fair-value method for such periods and the expense was included in results of operations.

                                             Nine months   Three months
                                               Ended          Ended
                                                2005           2005
                                             ----------    -----------
Net loss:
  As reported                                $  (38,515)   $   402,035
Add: Stock-based compensation included in
  reported net loss                                --             --
Deduct: Proforma option expense                 (36,382)       (18,169)
                                             ----------    -----------
  Adjusted net income (loss)                 $  (74,897)   $   383,866
                                             ==========    ===========

Basic loss per share:
  As reported                                $    (0.00)   $      0.00
                                             ==========    ===========
  Adjusted basic income (loss) per share     $    (0.00)   $      0.00
                                             ==========    ===========

Diluted loss per share
  As reported                                $    (0.00)   $      0.00
                                             ==========    ===========
  Adjusted diluted income (loss) per share   $    (0.00)   $      0.00
                                             ==========    ===========


Stock Options                             Shares           Range of    Weighted-average
                                          Underlying       Exercise      option price
                                          Options          Prices         per share
--------------------------------------------------------------------------------------

Options outstanding at October 1, 2005    10,356,760     $0.015-0.170      $ 0.042

Options granted                              972,144     $      0.015      $ 0.015

Options exercised                                  -     $       -         $  -

Options canceled/expired                      42,000     $0.03-0.170       $ 0.070
                                          ----------     ------------      -------

Options outstanding at June 30, 2006      11,286,904                       $ 0.042
                                          ==========                       =======

                                          ==========                       =======
Options exercisable at June 30, 2006      11,286,904                       $ 0.042
                                          ==========                       =======


There were no options exercised during the period ending June 30, 2006;
accordingly, the total intrinsic value of options exercised to date during 2006 is $0.

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for all options outstanding at June 30, 2006 is presented below:

     Range of                          Remaining          Weighted-average
     Exercise Prices      Shares    Contractual Life       Exercise Price
     -----------------------------------------------      ----------------
     $0.015-$0.040       8,345,646        2.2                  $ 0.031

     $0.06-$0.070        2,941,258     .85 years               $ 0.068
                       -----------                             -------
                        11,286,904                             $ 0.042
                       ===========                             =======

The fair value of the options granted in the periods ending June 30, 2006 and 2005, (including the pro forma disclosure for adjusted net loss, above) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

                                     2006                  2005
                                     ----                  ----
Dividend yield                       0.00%                 0.00%
Expected volatility                  1.22%                120-140
Risk free interest rates             5.10%                 2.75%
Expected lives                      5 years               5 years


The weighted-average grant date fair value for options granted during 2006 and 2005 was approximately $0.01 and $0.04, respectively.

For the nine months ended June 30, 2006, net loss and the loss per share reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended June 30, 2006 was $9,721. The expense for stock-based compensation is a non-cash expense item.


Because we did not have any unvested options or warrants as of June 30, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.

(5) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at June 30, 2006 and 2005, were 15,144,146 and 13,328,965, respectively.

                                         2006         2005
                                      ----------   ----------
                  Options             11,286,904    8,498,634
                  Warrants             3,857,212    4,830,331
                                      ----------   ----------
                  Total outstanding   15,144,146   13,328,965
                                      ==========   ==========

The following is a reconciliation of the number of shares used in the Basic
Earnings Per Share ("EPS") and Diluted EPS computations:

                                                         Periods ending June 30,
                                                 Nine months              Three months
                                           -----------------------   -----------------------
                                              2006         2005         2006         2005

Basic EPS share quantity                   97,214,418   97,214,418   97,214,418   97,214,418
Effect of dilutive options and warrants*         --           --           --           --
                                           -----------------------   -----------------------
Dilutted EPS share quantity                97,214,418   97,214,418   97,214,418   97,214,418


*The closing market price of PGRA on June 30, 2005 was lower than the exercise price of all outstanding options and warrants. Because of that, we assume that none of the outstanding options or warrants would have been exercised and therefore none were included in the computation of diluted earnings per share for quarter ended June 30, 2005. Further, for the net-loss periods we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.

(6) Supplemental Cash Flow Information

During the nine months ended June 30, 2006, PlanGraphics paid $90,694 of interest. No payments of taxes were made.

(7) Impairment of goodwill

As a result of an internal analysis of goodwill, the Company has recorded an impairment of $240,000 to goodwill at June 30, 2006.

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

(9) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $15.2 million with expirations through 2025. At June 30, 2006, the amount of the net operating loss carryforward balance is estimated at $16.5 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2005 and at June 30, 2006. As a result, no provision or benefit for income tax has been recorded for the three months ended June 30, 2006.

(10) Recently Issued Accounting Pronouncements

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

(11) Subsequent Events

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

Retention of Guilford Securities. On October 1, 2006, the Company retained Guilford Securities as a non-exclusive corporate finance advisor.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2005 approximately 76% of our sales were to customers in federal, state and local governments, and utilities; 18% to international customers and the remaining 6% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers remained constant through the third quarter of 2006.

o We have a working capital deficit at June 30, 2006, of $2,391,581, and have had recurring net losses in all prior fiscal years back to 1998. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.

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

     o    Increasing lagging revenue through expanded lead generation and sales;
          and

     o    Attaining net income.


                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of June 30, 2006 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2005, appearing in our FY 2005 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2005 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of payrolls and amounts owed to subcontractors.

Cash Flow

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 1998 through 2006, we experienced significant losses with corresponding reductions in working capital and net worth, excluding the impact of certain one time gains, and do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the past two years. If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to restrict operating expenditures to match available resources or seek additional financing, which may be available only at unfavorable interest rates or not available at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payrolls and payment of subcontractor invoices. As of June 30, 2006, we had a net working capital deficit of ($2,391,581) versus a net working capital deficit of ($1,545,375) at September 30, 2005. This additional decrease in working capital resulted from the operating losses.

In the nine months ended June 30, 2006, operations provided net cash of $7,910, as compared to $866,435 provided by operations during the period ended June 30, 2005. This $858,525 change was primarily a result of the decrease in the deferred revenue balance.

Our accounts receivable at June 30, 2006, have decreased by $910,910 since September 30, 2005, as we collected accounts. Notes payable with current maturities increased $12,209 from September 30, 2005 as a result of the maturing of certain notes.

In the period ended June 30, 2006, investing activities provided $36,088 while we used $1,719 in investing activities during the period ended June 30, 2005. The primary reason for the change was the receipt of amounts due for the sale of our investment in Jobview.

Financing activities in the period ended June 30, 2006, used $40,791 as compared to net cash used of $866,804 in financing activities in the period ended June 30, 2005. The change was a result of moving from a line of credit to a factoring arrangement in which the factor purchases our invoices.

Accounts receivable balances at June 30, 2006 and 2005, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Certain delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

As of June 30, 2006, our billed contract accounts receivable were $1,083,213 and we had no allowance for uncollectible accounts. At the end of the current quarter billed receivables in arrears greater than 60 days increased from $501,181 at September 30, 2005 to 642,447 and four China clients accounted for $644,504 at June 30, 2006. Subsequently $325,231 was collected and the Company believes the remaining balance will ultimately be collected.

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

As of June 30, 2006, our cash and cash equivalents had increased from September 30, 2005 to $4,365.

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

We believe our purchase of the XMARC intellectual property and spatial integration software components provides us with increased access with additional solution architectures to federal, state and local government clients in addition to commercial enterprises. We have continued to build revenue from maintenance of existing XMARC systems already in the field resulting from additional licensing of Xmarc and STEPs,a derivative product. By combining the XMARC technologies with those of other suppliers of advanced software technologies, we have developed a range of Internet based product and service offerings for use in emergency response and recovery as well as a portal to other enterprise information systems including executive dashboards. We believe our acquisition of Xmarc Limited in the United Kingdom provides us with new customers and Value Added Resellers opportunities in Europe.

As of June 30, 2006, we had work backlog and assignments of approximately $7.2 million, a decrease from the $15.2 million reported for September 30, 2005 and from the $13.9 million as of July 31, 2005. All of the backlog at June 30, 2006 was funded versus approximately $11.4 million at September 30, 2005 and $10 million at July 31, 2005.

More recently our backlog and assignments as of February 17, 2007, amount to approximately $ 4.8 million, all of which is funded. The decrease in backlog and assignments from June 30, 2005 was caused by the drawdown of multi-year contracts, the termination of contracts with a state and local government agency, the transfer of a China based project with associated backlog to a business partner; delays in the completion of several competitive awards also hampered the process of securing new contracts to replace backlog converted to revenue.

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


                              Results of Operations

Result of Operations for the three months Ended June 30, 2006

Revenues

Our revenues decreased $945,772 or 50% from $1,908,885 for the quarter ended June 30, 2005 to $963,053 for the quarter ended June 30, 2006. This decrease was caused by the winding down of certain projects, by reduced activities on open contracts and by a lower number of active contracts in the 2006 period.

Deferred Revenue decreased $332,602 from the beginning of year balance of $824,738 because of work accomplished on certain GIS and Xmarc based contracts that caused revenue to be recognized and thereby reduce deferred revenue.

Costs and Expenses

Total costs and expenses for the quarter ended June 30, 2006 amounted to $1,552,469, an $85,809 increase from the $1,466,660 for the quarter ended June 30, 2005. This 6% increase is primarily due to expense associated with the impairment of goodwill of $240,000. Had the impairment not been recorded, total costs and expenses for the quarter would have been $1,312,469 for an 11% decrease.

Direct contract costs decreased by $388,186, or 36%; the decrease was primarily related to decreases of $75,393, or 15% in direct labor and $319,605, or 80%, in subcontractor expense. However, the overall percent decrease in direct contract costs was lower than the 50% decrease in revenues which contributes to excessively high costs and expenses .

Salaries and benefits decreased by approximately $41,794, or 11% as a result of attrition related to the reduced revenue. General and administrative expenses decreased 15% and marketing expenses decreased by $11,156, or 43%, as a result of limited budgets; and finally, other operating costs experienced a decrease of $10,998, or 18%, primarily as a result of less depreciation during the current period.

Net loss

On a consolidated basis, our operating loss for the quarter ended June 30, 2006 was $589,416, as compared to operating income of $442,165 in the prior year. This change is attributable to decreased revenues during the current quarter coupled with insufficient decrease in cost of sales.

Interest expense amounted to $41,498 in the current quarter and compares favorably with $61,486 during the same period of the prior year; the decrease occurred because of the absence of a line of credit. Other income decreased from the prior year total by $8,896.

On a consolidated basis, we incurred a net loss of $618,454 for the quarter ended June 30, 2006 as compared to the net income of $402,035 for the prior year period. The impacts noted above account for the change to a net loss.

Result of Operations for the nine months Ended June 30, 2006

Revenues

Our revenues decreased $2,311,895 or 43% from $5,391,991 for the nine month period ended June 30, 2005 to $3,080,096 for the period ended June 30, 2006. This decrease was caused by the winding down of certain projects, by reduced activities on open contracts and by a lower number of active contracts in the 2006 period.

Costs and Expenses

Total costs and expenses for the period ended June 30, 2006 amounted to $4,350,621, a decrease of $964,801, or 18%, compared to $5,315,422 for the period ended June 30, 2005. This 18% decrease is significantly less than the 43% decrease in revenue for the period. The current year total includes $240,000 of goodwill impairment expense and did not include a one time gain of $333,144 seen in the prior year.

Direct contract costs decreased $1,299,993 or 38% slightly less than the decrease in revenue. Salaries and benefits decreased by approximately $177,752, or 15%, due to staff reductions and attrition related to the reduced revenue. General and administrative expenses increased slightly by 1%, marketing expense decreased $32,242, or 36% due to limited budgets ; and, finally, other operating costs decreased by $35,793, or 17% because of the absence of depreciation expenses in the current year.

Net loss

On a consolidated basis, our operating loss for the nine month period ended June 30, 2006 was $1,270,525, compared to the prior year operating income of $76,569. This change is attributable to decreased revenues during the current period coupled with insufficient decreases in cost of sales and the goodwill impairment expense.

Interest expense amounted to $107,073 in the current nine month period and compares favorably with $179,753 during the same period of the prior year; the decrease is attributable to the absence of line of credit financing during the current year. Other income increased from the prior year total by $36,675 as a result of increased miscellaneous revenue from distributions received for an investment.

On a consolidated basis, we incurred a net loss of $1,276,254 for the nine months ended June 30, 2006 as compared to the net loss of $38,515 for the prior year period. The impacts noted above account for the increase in the net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2006

We reported a net loss for the nine months ended June 30, 2006. Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $16.5 million as of June 30, 2006, versus $15.2 million at September 30, 2005. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the six months ended June 30, 2006.

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


ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1, Section 302 Certification for the principal executive officer, dated June 1, 2007, and filed on page 21 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated June 1, 2007, and filed on page 22 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated June 1, 2007, and filed on page 23 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated April 23, 2007, and filed on page 24, of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PLANGRAPHICS, INC.

Dated: June 1, 2007




                                    /S/ Fred Beisser
                                    ----------------
                                    Frederick G. Beisser
                                    Senior Vice President-Finance, Secretary &
                                    Treasurer (Principal financial and
                                    accounting officer)