Form 10KSB
period 2006-09-30
PLANGRAPHICS INC
filed 2007-08-28
CIK 783284

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2006 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______ .

                         Commission file number: 0-14273


                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------
                         (Name of small business issuer)


               Colorado                                 84-0868815
---------------------------------------    -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         112 East Main Street
         Frankfort, Kentucky                              40601
---------------------------------------    -------------------------------------
(Address of principal executive offices)                (Zip code)


                    Issuer's telephone number: (720) 851-0716

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

        Title of each class:               Name of Exchange on which registered:
---------------------------------------    -------------------------------------
     Common Stock, no par value                           (None)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $3,908,138.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of August 23, 2007, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the closing price of the Common Stock as reported on www.pinksheets.com, was approximately $362,761.

     As of August 23, 2007 the issuer had outstanding 97,214,418 shares of Common Stock.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

================================================================================

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

     Although we believe that the expectations that we express in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplate. Our actual results could be materially different from our expectations, including the following:

     o we may continue to experience very constrained cash flows and may not overcome the underlying causes;
     o    we may not be able to obtain needed financing;
     o    we may not achieve continued profitability;
     o we may experience work stoppages by subcontractors due to late payments;
     o    we may lose customers or fail to grow our customer base;
     o    we may fail to compete successfully with existing and new competitors;
     o we may not adequately anticipate and respond to technological developments impacting information services and technology; and
     o we may issue a substantial number of shares of our common stock upon exercise of options and warrants, thereby causing dilution in the value of your investment.

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

                                TABLE OF CONTENTS

                                                                            Page

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS...............................i

PART I ........................................................................1

ITEM 1 -- DESCRIPTION OF BUSINESS..............................................1

RISK FACTORS...................................................................8

ITEM 2 - DESCRIPTION OF PROPERTY..............................................12

ITEM 3 - LEGAL PROCEEDINGS....................................................12

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

PART II ......................................................................12

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND  RELATED STOCKHOLDER
          MATTERS.............................................................12

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........13

ITEM 7 -- FINANCIAL STATEMENTS................................................25

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................25

PART III .....................................................................26

ITEM 9  -- DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................26

ITEM 10 -- EXECUTIVE COMPENSATION.............................................27

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....30

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................31

ITEM 13 -- EXHIBITS...........................................................32

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................33

SIGNATURES....................................................................35

                                     PART I
                                     ------

                        ITEM 1 -- DESCRIPTION OF BUSINESS

The Company

     PlanGraphics, Inc. ("PGRA"), a life-cycle systems integration and implementation firm, provides a broad range of services in the design and implementation of information technology ("IT") within the public and commercial sectors. PGRA's customers primarily include federal, state and local governments, utility companies, and commercial enterprises in the United States and foreign markets that require locational or "spatial" information.

     PGRA's capabilities include business and web-enabled solutions that exploit the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks. PGRA specifically focuses on providing customers with assistance in the design, development, and implementation of software applications, databases and data warehouses, and secure data communication networks that manage, access, and use spatial (locational) information assets.

     Reports filed with the Securities and Exchange Commission by PGRA via EDGAR are available at no charge on our website (www.PlanGraphics.com) shortly after filing.

Business Development

     The Company was originally incorporated as DCX, Inc., a Colorado corporation, on December 8, 1981.

     On September 22, 1997, DCX, Inc. acquired all of the outstanding shares of PlanGraphics, Inc., a Maryland corporation ("PGI-MD") with headquarters in Frankfort, Kentucky. PGI-MD, founded in 1979, developed an early focus on turnkey information technology implementations, with a particular focus on the then-new spatial information management technologies known as geographic information systems ("GIS") and automated mapping/facilities management ("AM/FM") systems. Since those first projects more than two decades ago, PGI-MD has continually expanded its range and scope, both through helping clients implement promising new technologies (such as GIS, geographic position systems ("GPS"), digital orthophotography, high-resolution satellite imagery, data warehousing, and the Internet) as they have become available, and through vigorous pursuit of new methods, approaches, and capabilities as both GIS and IT have become more integrated and more suited to enterprise-wide applications.

     After the acquisition of PGI-MD, we changed our name from DCX, Inc. to Integrated Spatial Information Solutions, Inc. Subsequently, on May 2, 2002, we again changed our name to PlanGraphics, Inc.

     The principal business of PlanGraphics, Inc. is carried out through PGI-MD. PGI-MD provides design, implementation, and integration of e-government and information technology solutions, principally to state and local governments and public utilities. To date, the firm has managed more than 1,290 projects for a wide range of state and local, federal and international customers.

     We will often use pronouns such as "we," "us," and "our" in this annual report to refer to the parent company, PlanGraphics, Inc., together with our operating subsidiary, PGI-MD.

Business of Issuer

Introduction and Background

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

     Once largely limited to local and state government agencies and large utility companies responsible for land and physical asset management, the use of GIS and other spatial information systems has become widespread. For example, GIS is being used by utility companies to acquire and retain high-margin customers, to analyze demographic attributes of potential customers and match the results with facility capacity, and to identify where facility capacity needs to be expanded. State and local governments use the technology for dispatching police and fire resources, responding to catastrophic events, insuring parity in tax appraisals and locating facilities in areas suitable for development.

Anticipating Emerging Trends

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

     GIS has proven increasingly useful in government activities in recent years. There appears to be a growing movement toward intergovernmental cooperation, especially since the events of September 11, 2001. Local, county and regional agencies are more willing to share data for such activities as disaster planning. We view mapping as the GUI (graphic user interface) of homeland security because it allows users to visualize data in a manner that is familiar and well understood, thus providing an easy point of entry for organizing and manipulating data into useful information. There is growing recognition that spatial information is motivating local governments to remove barriers that prevent wider adoption of GIS technologies.

     It is our position that GIS technology is accelerating rapidly and there is a growing trend to enable access to spatial information data repositories via the Internet. Local and state governments are starting to think more like businesses. Increasingly, municipalities are using location-based applications to make life easier for their constituents. They want to provide answers for people who need answers, and they are working to be user-friendly, more efficient, and more cost-effective. As a component of other systems, GIS helps to accomplish these goals. Since about 80% of local government data is location-based, it makes sense to work with GIS data.

     We believe that our long-standing reputation and technical qualifications will enable us to take advantage of these growth markets. In particular, our specialized expertise in the state and local markets will enable us to play a critical role in the convergence of federal, state and local agencies for IT projects as a result of homeland security and critical infrastructure protection requirements. We believe there is a movement toward increased intergovernmental cooperation where we can play an important role in bridging the knowledge gap between state, local and federal contractors.

Principal Products or Services and Their Markets

     Our core SIMS competencies in IT services and GIS consulting cover all stages of the project development life-cycle, and can be summarized as follows:

     o enterprise spatial systems integration, including systems design through testing and operation as well as the migration of legacy systems to new systems;
     o    spatial database management and integration;
     o information systems that support emergency management and public safety including assessment, planning, response, and recovery;
     o executive decision support systems and executive dashboards supporting decision-making and constituent/customer relations;
     o spatial application development, including web deployment for the internet, intranet, and extra-net applications;
     o asset management systems for physical, infrastructure and real property information; and
     o    document and work management systems.

Detailed Explanation of Core Competencies

1)   IT Services

     We provide a full range of system and data integration services from needs assessment to operation and maintenance of IT solutions, particularly those that leverage spatial information assets. Our full life-cycle services include:

     o    Enterprise Architecture and Management Consulting
     o    Strategic planning
     o    Needs assessment
     o    Requirements analysis
     o    System design
     o    Implementation planning
     o    Project/program management
     o    Integration/Interface design and execution
     o    Database design and development
     o    Applications development and customization
     o    Data conversion management and QA/QC
     o    Training
     o    On-site staffing/outsourcing Development

2)   Geographic Information Systems ("GIS") Consulting Services

     The development, implementation, and integration of GIS services have been at the core of our primary focus for more than 25 years. From initial consultation on strategy, through system implementation and integration, we offer a full spectrum of GIS consulting and implementation services to help our clients plan and implement GIS. Our consulting services include the following:

     o    Concept
          o    Strategy and reengineering
     o    Planning
          o    Requirements analyses
          o    Feasibility studies
          o    Applications definition
          o    Implementation planning
     o    Design
          o    Hardware specifications
          o    Software specifications
          o    Data specifications
     o    Development
          o    System procurement and installation
          o    Data acquisition
          o    Data quality control/quality assurance
          o    Application design and development
          o    Web enabling/interfaces
          o    Training
     o    Operation and Support
          o    System administration
          o    Database administration and maintenance
          o    System upgrades and expansion

Development and Acquisition of Proprietary Products and Tools

     At the core of our solutions and applications are three interrelated capabilities and technologies. For more than 28 years, the foundation of PGI-MD has--and continues to be--its expertise in SIMS, GIS and management consulting. We expanded our range and scope of services as GIS and IT have become more integrated, which has led to our expansion and focus on broader IT solution services that leverage spatial information. We have developed, acquired, and/or partnered to gain access to a set of proprietary integration tools that enhance our GIS and IT Services. Combined with our proprietary Methodology and Document Management Improvements ("MDMI") processes, these services and technologies enable us to offer our customers a comprehensive set of solutions.

     We utilize a wide span of third party "best of breed" technologies to accomplish unique approaches to spatial data integration. We have developed significant expertise in large relational databases such as Oracle and their spatially enabled products, such as Oracle Spatial. In addition, we have deployed Xmarc's enterprise spatial integration tool kit, for use in conjunction with third party GIS and database software which makes multi-platform spatial data more accessible. We have also developed a number of strategic business partnerships with product and service suppliers which facilitate rapid deployment of technologies and resources on behest of our customers.

     In 2003, we acquired the intellectual property and associated assets of Xmarc's spatial integration tools. We are using and further developing the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. These include our own deployment of Xmarc as part of SIMS solutions and enterprise executive dashboards as well as the solutions of third party providers. We make the integration tool kit available to our clients and to third party distributors and value added resellers worldwide. We support existing Xmarc contracts and work in progress in North America, Europe and Xmarc distributors in Asia-Pacific. Since our acquisition of the product, we have developed five new releases, the most recent being Xmarc version 7.0 (released in January 2007) as well as several solution specific derivative products including Spatial Template for Emergency Preparedness ("STEPS"), an application for emergency response and public safety).

Functional Capabilities and Solutions

     We leverage our core capabilities and technologies to deliver solutions in four functional areas: Emergency Management, Non-Emergency Information Management, Asset Management, and Enterprise Data Dissemination solutions.

1)   Emergency Management Solutions

     We provide broad strategic and tactical support to emergency planning and response organizations at the local and state level, as well as designing and implementing GIS databases to support Emergency Operation Center applications and databases. Our GIS applications, such as STEPs, are often used to support emergency services (police and fire) in the planning and response to natural and man-induced disasters. Since the events of September 11, 2001, the value of integrated GIS technology in supporting emergency services and public safety organizations has become more valuable than ever. PlanGraphics' GIS applications are used in the following areas of emergency management:

     o    Emergency planning and risk assessment
     o    Emergency operations support
     o    Emergency dispatch
     o    Tactical/field operations support
     o    Impact analysis
     o    Disaster response and citizen support
     o    Damage assessment and recovery

2)   Non-Emergency Information Management Applications

     We provide a diverse set of Non-Emergency Information Management applications, ranging from Web-enabled constituent support applications (sometimes grouped under the term "e-government") to decision support tools and methods for environmental compliance.

Constituent Support Applications

     These applications, which typically involve dedicated websites, give citizens access to a wide variety of information about government services, facilities, and infrastructure. Emerging systems in this functional area, in which PlanGraphics has expertise, include:

     o Executive Dashboards and Portals. These solutions provide a common and single user interface to a broad range of legacy data, typically correlated using location or geography among other data attributes. PlanGraphics STEPs is one such example.

     o Public Information Systems. For example, the "My Neighborhood Statistics" application, which was unveiled in New York City in September 2002, and supported over 400,000 inquiries in its first 24 hours of operation.

     o Virtual Data Warehouse. By leveraging both the internal and external networks of certain customers we have developed information exchanges that bridge disparate databases and legacy applications.

3)   Asset Management

     We provide applications that address the property records and management of tangible property and infrastructure, such as sewers, water, roads, signs, traffic signals, and land. These applications provide the core functionalities for asset inventory, as well as other functional components that support this core:

     o    Inventory
     o    Title/ownership
     o    Legal framework
     o    Property surveys and records
     o    Monitoring
     o    Infrastructure inspection
     o    Work scheduling and work order management
     o    Document and records management

     We have implemented and integrated off-the-shelf asset management and work management software packages from numerous third party companies. We also have extensive experience in working with other "core technologies" and in integrating commercial software packages and databases, such as:

     o relational database management systems ("RDBMS") with a particular focus on Oracle, DB2, and SQL Server;
     o GIS, including Oracle Spatial and GIS software from ESRI, Intergraph, MapInfo, and AutoDesk; and
     o computer-aided drafting and design ("CADD") focusing on standards for import and export of engineering documents.

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

4)   Enterprise Information Dissemination

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

     Characteristics of our applications in this area include:

     o An "open system" approach independent of specific platforms, operating systems, or applications;
     o Expansive access to both spatial and non-spatial data sets integrating data elements of different types, from different sources and locations;
     o    Multiple users' ability to access data simultaneously;
     o Accessibility through various media (e.g., local area network (LAN), internet, intranet, wireless); and
     o    Scalability.

Sales and Marketing Approach

     We conduct our business development using a principal selling model. In doing so, we draw on PGI-MD's president and on executive consultants who have marketing, sales and delivery responsibilities. We also develop business and follow-on assignments through our project managers. In addition, we maintain business relationships with suppliers of software, data and professional services.

     Our customer service philosophy is to fully understand our customers' needs so that we are able to deliver a high level of value-added services and after-sales support. We believe that highly differentiated customer service and technical support is a key competitive asset. Because both GIS and the Internet are evolving and complex, customers require significant technical support. Consequently, we have developed proprietary methodologies that assure consistency in performance and attain maximum customer satisfaction through attention to customer communication and technical expertise. We continually monitor our customer service strategy through customer satisfaction surveys, frequent contact with the executive consultants and oversight by our senior management.

Market Size

     Daratech, Inc., a market research and technology assessment firm, reported the GIS/Geospatial market grew 17% in 2005 and reached $3.6 billion in 2006, up from $2.82 billion in 2004. The worldwide market is reportedly expected to grow between $60 and $100 billion by 2015.

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

Competitive Business Conditions

Business Objectives and Milestones

     We intend to maintain and grow our presence in the information services industry by building on our reputation and specialty skills, and to achieve growth through restructuring, refinancing, strategic business alliances and other business initiatives including the sale of operating assets, the licensing of intellectual property and mergers and acquisitions opportunities.

Market Competition

     The SIMS and technology market includes GIS and is divided into two broad categories: the government sector, which includes agencies at all levels and is presently the larger of the two categories, and the commercial sector.

     The markets in which we operate are highly competitive and can be significantly influenced by marketing and pricing decisions of competitors that have substantially greater resources or lower overhead. Competitors include small regional firms, independent firms, large information services companies with SIM and GIS services divisions, customer in-house operations and international low-cost providers of GIS services. We believe that competition will intensify in the future. Our ability to compete successfully depends on a number of factors including:

     o    market presence and geographic coverage;
     o our success at servicing a broad range of clients by applying our experience in spatially enabled data warehouses and e-government solutions to deploy innovative solutions to our customers business requirements;
     o    reputation for reliability, service and effective customer support;
     o emphasis on tangible business results for our clients that include returns on their investments, service improvements, effectiveness and early success;
     o breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness; and
     o ability to react to changes in the market and industry and economic trends building competencies in leading edge solutions.

     We believe that we compete effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness. We have managed more than 1,380 projects across a wide range of state and local, federal, and international customers. Approximately 67% of our revenue in fiscal year 2006 was generated through the public sector, which is comprised of state and local government and public utilities customers. Another 24% of our revenue was generated through international customers, with the majority coming from World Bank- sponsored projects in The People's Republic of China, and 9% of our revenue was generated through commercial customers.

International Operations

     We continue to conduct business in the international arena. We have repeatedly demonstrated our ability to manage projects and deliver solutions in a wide range of international settings in Europe, the Middle East and Asia. We maintain a reputation for successful execution of World Bank-funded projects, particularly in China and have directed some of our sales and marketing to commercial firms in China and Europe.

     We endeavor to limit our exposure to changes in the international economic climate by denominating our consulting and implementation contracts in United States currency, by concentrating on overseas projects for provinces and municipalities that are funded by the World Bank and by forming alliances and building relationships with third parties knowledgeable of the country specific business cultures. We maintain value added reseller agreements in targeted foreign markets for our Xmarc products.

     In April 2004, we completed the acquisition of the intellectual property and associated business assets of Xmarc's spatial integration tools. We also acquired a wholly owned subsidiary and value added reseller, Xmarc, Ltd. of the United Kingdom, which serves a number of customers across Europe. We are using the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. Contracts are typically denominated in British Pounds and Euros. We also make the integration tool kit available to clients and through distributors and value-added re-sellers in the U.S., Australia, and New Zealand.

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

Estimate of Research and Development Costs

     During fiscal year 2006 we recorded minimal expenses on our own research. Research costs and those development costs incurred prior to technological feasibility and commercial viability being established are expensed as incurred.

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

Employees

     As of July 31, 2007, we have 24 full-time employees. Our Executive Management Team members, who are responsible for overseeing and guiding corporate management and strategy, have an average of 21 years of industry experience and more than 15 years of tenure with PlanGraphics. We subcontract work to business partners and independent consultants who generate approximately 30% of our revenue. By doing so, we can more closely align resources to project requirements.

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

     We have limited liquidity and capital resources. For the fiscal years ended September 30, 2006 and 2005, we had net losses of $2,914,867 and $375,764, respectively. For the same periods, we had cash flows used in operations of $444,730 and cash flows provided by operations of $1,053,162, respectively. We had a working capital deficit of $2,831,397 and an accumulated deficit of $23,118,363 at September 30, 2006, and have had recurring net losses in all prior fiscal years since 1998. Our ability to continue operations is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and pay our liabilities from normal business operations when they come due. However, we continue to experience very constrained cash availability, resulting in delayed payrolls and payments to subcontractors. The inability to timely pay subcontractors has adversely impacted our capacity to service certain major projects. It has also been a factor in employee attrition.

     We will require additional funds through equity, debt, or sale of business assets in order to fund and operate our business. Our financing arrangement with Rockland Credit Finance, LLC ("Rockland") pursuant to which Rockland purchases a portion of our accounts receivable for up to 85% of the face value of such receivables was recently extended to June 30, 2008. If we continue to experience net losses, we will need to obtain working capital through additional debt or equity financings or from the sale of certain assets. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected.

     The holder of our redeemable preferred stock could require redemption of the shares and could cause a change of control. On August 21, 2006, we entered into a Preferred Stock Purchase Agreement with Nutmeg Group, LLC pursuant to which we sold and Nutmeg Group, LLC bought total of 500 shares (the "Shares") of the Company's Series A 12% Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of the our common stock with an aggregate exercise price of $10.00 (the "Warrant," and together with the Shares the "Securities"). The holder of Series A Preferred Stock may require the Company to redeem the Series A Preferred Stock in whole or in part at any time after February 17, 2007. The Warrant is exercisable for that number of shares of the Company's common stock that will constitute 80% of the common stock outstanding on a fully diluted basis, determined immediately after the exercise of the Warrant. As a result, the Company could be forced to redeem the outstanding preferred stock. Also, exercise of the Warrant, if effected, would result in a change of control of the Company.

     We have experienced decreasing revenues. Our total revenue, which has decreased over the past several years, amounts to $3,908,138. We are reporting a net loss to common stockholders of $2,921,442 for 2006; it results primarily from a $2,891,537 operating loss of which $1,457,107 is related to impairment of goodwill, and decreased revenues due to the termination of a government contract and the sale of an international project to a business partner.

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

     o increased cost and management time required to respond to increased regulatory oversight of public companies;

     o costs associated with gaining and retaining customers and capital expenditures for upgrading our internal systems and infrastructure;

     o timing and market acceptance of new and upgraded information services introductions, technologies, and services by us and our competitors;

     o    downward pressure on prices due to increased competition; and

     o changes in our operating expenses, including compensation and subcontractor costs.

     Fluctuations caused by these and other factors could cause our business to suffer.

     The majority of our revenue comes from a limited number of customers. The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 21% and 25% of revenues for the years ended September 30, 2006 and 2005, respectively, while the New York State Office of Cyber Security and Critical Infrastructure Coordination (CSCIC) accounted for 15% of our revenues in Fiscal Year 2005. NYDEP accounted for 16% of billed accounts receivable and the Italian Ministry of Finance (IMOF) accounted for 12% of billed accounts receivable at September 30, 2006 while NYDEP and IMOF represented 31% and 18% of accounts receivable at September 30, 2005.

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

     We may be exposed to potential risks relating to our disclosure controls including our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.
Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") requires public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2006. We will be required to evaluate our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ending September 30, 2008.

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

                        ITEM 2 - DESCRIPTION OF PROPERTY

     Our corporate executive offices are located in Frankfort, Kentucky. As of September 30, 2006 we leased commercial property in the following locations:

                                                                       Number
       Location           Property Leased       Approximate Size    of Employees
       --------           ---------------       ----------------    ------------
Frankfort, Kentucky       Land and a building   10,300 square feet       21
Silver Spring, Maryland   Office Space          1,800 square feet        11

     The length of our leases varies from one to three years with renewal options. We believe that such properties are adequate to meet our current needs. If any of the existing leases terminated, we believe that there are affordable alternative facilities available and such action would not have a material adverse effect on our business. (See also Subsequent Events as well as Contractual Obligations and Commercial Commitments in Management's Discussion and Analysis in Item 6, below, and Notes H and M to the Consolidated Financial Statements.)

                           ITEM 3 - LEGAL PROCEEDINGS

     We are engaged from time to time in various litigation matters in the ordinary course of business.

     Termination of Senior Officer of PGI-MD. On September 7, 2006, in Michael
L. Langley vs. PlanGraphics Inc., a former employee filed a lawsuit in Franklin Circuit Court, Division II, in Kentucky, asserting that we had terminated his employment for convenience and therefore he was due certain severance, performance bonus, salary, expense and other payments. We defended our position that the former employee was terminated for cause and that all payments due the former employee had already been made. The Company countersued alleging certain facts in conflict with the Langley's employment agreement and company policies. The Company vigorously defended its position, entered into an acceptable settlement and the case was dismissed with prejudice on August 17, 2007.

     Defense of Non-Compete Agreement. On August 3, 2005, in PlanGraphics Inc. vs. James Hall, we filed a lawsuit in the Franklin Circuit Court of Kentucky asserting that a former employee, Hall, had violated certain non-compete provisions of his employment agreement with us and seeking injunctive relief. The case was subsequently remanded to the U.S. District Court, Eastern District of Kentucky on September 8, 2005, at the defendant's request. The court subsequently ruled that the non-compete provisions of the employment contract were enforceable and Hall entered into a settlement agreement that was satisfactory to us.

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

          ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the fourth fiscal quarter or subsequent to the end of the fiscal year.

                                     PART II
                                     -------

               ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Market for Common Stock

     Our common stock began trading with Pink Sheets LLC on February 19, 2004. Previously it traded on Nasdaq's Over-The-Counter Bulletin Board system under the symbol, PGRA. The following quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

                                                Sales Price
                                           ----------------------
                 Quarters Ended            High              Low
               ------------------          -----            -----
               December 31, 2004           .0500            .0150
               March 31, 2005              .0400            .0150
               June 30, 2005               .0150            .0100
               September 30, 2005          .0150            .0110
               December 31, 2005           .0260            .0030
               March 31, 2006              .0210            .0012
               June 30, 2006               .0210            .0010
               September 30, 2006          .0220            .0111

     As of August 23, 2007, the last reported sales price of our common stock was $0.004.

     Based on information supplied by certain record holders of our common stock, we estimate that as of July 31, 2007, there were approximately 3,200 beneficial owners of our common stock, of which approximately 2,020 are registered shareholders.

     We have never declared or paid any dividends on our common stock. Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

     In addition to any security sales previously reported in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     On May 1, 2002, we entered into an employment agreement with John C. Antenucci in connection with his employment as our President and Chief Executive Officer. On May 1, 2006 we issued options to purchase 972,144 shares of common stock in accordance with the terms of Mr. Antenucci's employment agreement. The options were immediately vested and are valid for five years from the date of issue. We relied on Section 4(2) of the Securities Act.

       ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Executive Summary of PlanGraphics, Inc.

     PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. Approximately 67% of our sales are to customers in federal, state and local governments, and utilities; 24% to international customers and the remaining 9% are to commercial enterprises. Our customers are located in the United States and in foreign markets that require locational or "spatial" information.

     o We had a working capital deficit of $2,831,397 and an accumulated deficit of $23,118,363 at September 30, 2006, and recurring net losses in all prior fiscal years back to 1998. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.
     o During fiscal year 2006, the foremost challenge faced by management was coping with constrained cash flows. Management worked closely with its creditors to manage payments and from time to time has borrowed funds from officers and employees to meet temporary working capital shortages. In January 2006 we entered into an extension of our Master Factoring Agreement (MFA) with Rockland which extended it through June 30, 2007 and reduced the required monthly volume down to $350,000 per month. The MFA was again extended to June 30, 2008, and required monthly volume further reduced to $250,000.
     o As a result of very constrained cash flows in fiscal year 2005, we delayed payments to subcontractors and from time to time have delayed management and employee payrolls. We have experienced the departure of certain technical employees, reduced availability of subcontractors and increased legal costs arriving at work out agreements and settlements with creditors.
     o    About our business:
          o Our consulting and systems integration and implementation capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks.
          o We earn our revenues on contracts that are awarded as long as two to three years after we begin the initial sales process with a customer. In many instances we first provide consulting services to determine an appropriate solution to a need and then we subsequently receive a larger contract.
          o Our consulting and implementation practice operates nationally and abroad. We are also pursuing opportunities related to emergency preparedness and public safety throughout the U.S.
     o We believe the critical factors for the future success of PlanGraphics are:
          o Achieving positive cash flows from operations by controlling costs;
          o    Securing funding arrangements to support operations;
          o Changing our revenue mix to increase the amount of higher margin software sales;
          o    Increasing lagging revenue; and
          o    Attaining net income.

Subsequent Events

     Constrained Cash Impacts. As a result of our very constrained cash situation, we have encountered difficulties retaining staff and subcontractors to complete certain projects; this adversely impacts our ability to service certain projects on previously anticipated schedules and to generate revenue at historical rates. Staff size has decreased to 24 employees at July 31, 2007. This staffing decrease limits our in-house capability to generate revenue. Accordingly, when possible, we are compelled to locate and retain subcontractors to accomplish work that otherwise might have been done by our employees thereby reducing our gross profits. This allows us, however, to more closely align resources with required project levels of effort. As a result:

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

     Factoring Agreement Amendment. PlanGraphics, Inc. entered into a First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective January 9, 2006. The Amendment extended the term of the Master Factoring Agreement to June 30, 2007. In addition, the Amendment, among other things, increased the amount by which Rockland will pay PlanGraphics for accounts receivable invoices from 80% of the face value to 85% of the face value of such invoices and reduced the minimum monthly volume that PlanGraphics is required to submit to Rockland for purchase from $500,000 to $350,000. The MFA was extended on July 1, 2007 to a new expiration date of June 30, 2008, and on August 1, 2007, Rockland reduced the required monthly volume to $250,000.

     Sale of Redeemable Preferred Stock and Possible Change of Control. On August 21, 2006, we entered into a Series A Preferred Stock Purchase Agreement with Nutmeg Group, LLC pursuant to which we sold and Nutmeg Group, LLC bought, for an aggregate purchase price of $500,000, a total of 500 shares (the "Shares") of the Company's Series A 12% Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of the Company's common stock with an aggregate exercise price of $10.00 (the "Warrant," and together with the Shares the "Securities"). We used the net proceeds from the sale of the Securities to pay our independent accountants amounts due to complete the 2005 audit for our annual report and subsequent quarterly reports, to satisfy certain of our accounts payable, and for general working capital purposes. The holder of Series A Preferred Stock may require the Company to redeem the Series A Preferred Stock in whole or in part at any time after February 17, 2007. In addition, at any time after August 17, 2007, the Company has the right to redeem the Series A Preferred Stock in whole or in part. The Warrant is exercisable as described in the Form 8-K dated August 16, 2006, and filed with the SEC, for that number of shares of the Company's common stock that will constitute 80% of the common stock outstanding on a fully diluted basis, determined immediately after the exercise of the Warrant. Such exercise of the Warrant, if effected, would result in a change of control of the Company.

     Resignation of Director. On March 22, 2007, Raymund O'Mara tendered his resignation as a director without citing a reason.

     Expiration of Contract with Executive. On October 31, 2006, a contract between the Company and J. Gary Reed, its Chief Operating Officer, expired without renewal. The officer determined on November 7, 2006, that he would not enter into any further extension.

     Defense of Non-Compete Agreement. On November 1, 2006, the Company entered into a Settlement Agreement with a former employee after the federal courts upheld the application of the Company's non-compete agreement. The Settlement Agreement was favorable to the Company.

     Extension of Employment Agreements for Parent Company Officers. During February 2007 the Company entered into amendments to the employment agreements of its chief executive officer and its chief financial officer, to extend the term of their existing employment agreements through December 31, 2007. The amendments provide for each officer to place a one-time amount equal to one month of fiscal year 2007 gross salary and an ongoing fifteen percent of annual salary into a deferred salary account. Previous incentive bonuses have been deleted from the employment agreements and replaced with text relating to the release of the officer's salary deferral, with the ability to earn additional amounts based on the earnings of PGI-MD, the Company's subsidiary. The amendments also modify the provisions regarding separation pay to effectively freeze each officer's separation benefits at the amount accrued as of September 30, 2006, and with the exception of the provisions for death of an officer, reduced by 50% through August 3, 2007. As compensation for his agreement to the revised provisions of his Employment Agreement, each of the officers is to receive a stock option grant to acquire shares of the common stock of the Company, amounting to 1,750,000 for our CEO, Mr. Antenucci, and 1,000,000 for Mr. Beisser, our CFO. Such options will be fully vested upon grant and exercisable at a price of $0.015 per share and exercisable for a period of five
(5) years from issuance.

Financial Condition

     The following discussion of liquidity and capital resources addresses our combined requirements and sources as of September 30, 2006 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes beginning on page F-1 of this Form 10-KSB.

Liquidity

     Readers should take into account that PlanGraphics has an accumulated deficit of $23,118,363 at September 30, 2006, a net working capital deficit of $2,831,397 at September 30, 2006, net losses for the years ended September 30, 2006 and 2005, and net losses back to 1998. Although we have extended our master factoring agreement with Rockland and reduced the monthly-required volume (see Liquidity, below), the future viability of PlanGraphics is highly dependent upon our ability to achieve profitability in our operations in ensuing years.

     During fiscal year 2006, we are reporting a net loss to common stockholders of $2,921,442, of which $1,457,107 results from impairment of goodwill and approximately $115,968 associated with the termination of a government contract and the sale of an international project to a business partner. We also have experienced very constrained cash flows. The limited cash flows have, from time to time, adversely affected our ability to timely meet payroll and other payment obligations. On occasion, payroll disbursements were delayed and, accordingly, related FITW and FICA payments were late. As a result, we could be subject to certain regulatory or statutory penalties. We continue to experience very constrained cash flows as of the filing of this report and as a result delayed payments to certain subcontractors have resulted in temporary work stoppages and delays in employee payroll disbursements. Consequently, we have experienced attrition of professional staff and, from time to time, difficulties keeping subcontractors on the job in support of certain projects adversely impacting revenue and cash generation.

     We entered into a First Amendment to the Master Factoring Agreement with Rockland effective January 9, 2006. The Amendment extended the term of the Master Factoring Agreement to June 30, 2007, In addition, the Amendment, among other things, increased the amount by which Rockland will pay PlanGraphics for accounts receivable invoices from 80% to 85% of the face value of such invoices and reduced the minimum monthly volume that PlanGraphics is required to submit to Rockland for purchase from $500,000 to $350,000. The MFA was extended to June 30, 2008, and required monthly volume further reduced to $250,000.

     Operations in recent years have been financed by the following sources:

     o    Revenue generated from operations;

     o    Loans from management and employees; and

     o Equity proceeds through public offerings and private placements of our securities.

     We have taken actions to leverage our technical capabilities and reputation in order to improve cash flows and to reduce costs and expenses to the maximum extent possible.

Cash Flow

     As of September 30, 2006 we had a working capital deficit of $2,831,397 as compared to a working capital deficit of $1,545,375 at September 30, 2005. The ratio of current assets to current liabilities decreased further to .37 from .64 for the prior year. The further decrease in working capital of $1,286,022 resulted primarily from a net decrease of $1,083,234 in current assets. The net decrease can be attributed to a $984,180 decrease in accounts receivable caused mostly by collection of $850,000 in settlement of a governmental contract and an increase of $202,768 in current liabilities due to an increase of $500,000 in current liabilities for redeemable preferred stock and $188,357 in current maturities of notes payable which were partially offset by decreases in accounts payable, accrued expenses and a decrease in deferred revenue.

     In the fiscal year ended September 30, 2006, operations used net cash of $587,948 compared to $1,053,162 for the previous fiscal year. The change from fiscal year 2005 resulted primarily from the increase in net loss to $2,914,867 for fiscal year 2006 versus the net loss of $375,764 in fiscal year 2005 for a deterioration of $2,539,103 caused by the decrease in revenue from the prior year and the impairment of goodwill.

     In the fiscal year ended September 30, 2006, net cash provided by investing activities was $17,598 as compared to a net use $272,887 for the previous fiscal year. The receipt of the $198,250 payment for the sale of Jobview primarily accounted for the change.

     Financing activities provided net cash of $570,817 in the year ended September 30, 2006, as compared to net cash use of $798,404 in the year ended September 30, 2005. The net change of $1,369,221 in financing from last year to this year was primarily caused by the $849,911 amount representing the net reduction of proceeds from and payments on debt, and the proceeds from the sale of redeemable preferred stock.

Accounts Receivable

     At September 30, the components of accounts receivables were as follows:

                                                   2006         2005
                                                ----------   ----------
         Billed                                 $1,103,346   $  655,609
         Unbilled                                  585,227    2,050,355
                                                ----------   ----------
                                                 1,688,573    2,705,964
         Less allowance for doubtful accounts      100,586       33,211
                                                ----------   ----------
         Accounts receivable, net               $1,587,987   $2,672,753
                                                ==========   ==========

     Accounts receivable balances at September 30, 2006 and 2005, include both billed receivables and unbilled work-in-process. The payment terms on accounts receivable generally allow for payment within 30 days. Collections generally average 45 to 90 days after invoicing, except for two major customers that generally have longer collection periods, which is consistent with industry experience for clients in the public sector.

     Unbilled receivables represent work-in-process that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. Unbilled work-in-process includes revenue earned as of the last day of the reporting period which will be billed in subsequent days. The amount of unbilled revenues will vary in any given period based upon contract activity.

     The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 21% and 25% of revenues for the years ended September 30, 2006 and 2005, respectively, and the New York State Office of Cyber Security and Critical Infrastructure Coordination (CSCIC) accounted for 15% of fiscal year 2005. NYDEP accounted for 16% and The Italian Ministry of Finance (IMOF) accounted for 12% of billed accounts receivable at September 30, 2006 while NYDEP and IMOF represented 31% and 18%, respectively, of accounts receivable at September 30, 2005.

     The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

     Deferred revenue amounts of $617,018 and $824,738 at September 30, 2006 and 2005, respectively, represent amounts billed in excess of amounts earned.

Contractual Obligations and Commercial Commitments

     The following table highlights, as of September 30, 2006, our contractual obligations and commitments by type and period. As of September 30, 2006, our contractual obligations and commitments are as follows:


                              Total Amounts    Under        2 to 3       4 to 5       Over 5
   Contractual Obligations      Committed      1 Year       Years        Years        Years
-----------------------------   ----------   ----------   ----------   ----------   ----------
Operating leases                $1,163,668   $  138,668   $  205,000   $  205,000   $  615,000
Remaining obligations on
   technology purchase              43,140       15,031       16,454        8,227        3,428
Other contractual commitments
   (Note 1)                        638,701      421,701      217,000         --           --
                                ----------   ----------   ----------   ----------   ----------
Total Contractual Commitments   $1,845,509   $  575,400   $  438,454   $  213,227   $  618,428
                                ==========   ==========   ==========   ==========   ==========

----------
(1)  Represents potential required termination payments under employment agreements if certain officers were terminated plus the amount of accrued vacation liabilities for all employees.

Capital Resources

     For fiscal year 2007 we have operating lease commitments of $138,668.
Normal operating cash flows for fiscal year 2006 were not adequate to consistently fund all required payments on a timely basis; as a result, we sold
$500,000 of redeemable preferred stock. We consider our facilities adequate to support anticipated sales and operations for the next several years.
Accordingly, no major commitment for facilities expansion was entered into for the year ending September 30, 2006. In recent years we have transitioned to smaller and less expensive space when possible and increased the utilization of customer supplied space. Were any of the existing leases to be terminated, we believe that there are affordable alternate facilities available, and such action would not have an adverse impact.

     Since entering the information technology sector in 1998, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. We have also on occasion borrowed limited amounts from officers and other staff in order to fund temporary working capital requirements.

     On January 7, 2005 we entered into a 12-month financing arrangement with K
Capital Partners, Inc. ("KCap") under which KCap will purchase up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining
20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. Effective February 17, 2005, KCap transferred the financing arrangement to one of its investors, Rockland, and on the same date we executed agreements with Rockland incorporating comparable terms and conditions as the KCap agreement and paid the remaining BB&T balance in full. The agreement was extended for an additional year to February 17, 2007 and on January 9, 2006 it was amended as noted above and the expiration date extended to June 30, 2007. On July 1, 2007, the expiration date was extended by Rockland to June 30, 2008, and on August 1, 2007, the required monthly volume was reduced to $250,000.

     As of September 30, 2006, we had cash and cash equivalents of $1,895. While we have recently sold $500,000 of redeemable preferred stock, and now have a larger factoring arrangement for operating funds, our long-term liquidity requirements may be significant in order to support operations until attaining profitability and to implement our plans. Should additional funds be required, there can be no guarantee such funds can be secured.

Operations Outlook

     Our revenue for fiscal year 2006 decreased to $3,908,138 for a reduction of approximately 43% from fiscal year 2005, We expect fiscal year 2007 revenue to be somewhat improved over fiscal year 2006 and we anticipate that our intensive cost reduction actions and our focus on higher profit margin projects should yield improved financial result for fiscal year 2007.

     We had work backlog and assignments at December 31, 2006, of approximately
$5.5 million, all of which was funded. Our backlog includes projects that may take from three to 48 months to complete.

     More recently our backlog and assignments as of May 31, 2007, amount to approximately $4.3 million, all of which is funded. The decrease in backlog and assignments over the past 18 months was caused by the natural drawdown of

                                       18

multi-year contracts, the termination of contracts with a state and local government agency and the transfer of a China-based project with associated backlog to a business partner. Delays in the completion of several competitive awards also hampered the process of securing new contracts to replace backlog converted to revenue.

     We report backlog based on executed contracts and assignments based on contract awards where documentation is pending and task orders against existing indefinite quantity contract vehicles. Some of our contracts are funded incrementally through different funding sources and cycles; we report the funded portion of the total backlog and assignments. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Most of our orders are from existing or previous customers with whom we have a good relationship. Signifying the value of these relationships, we were recently asked to work on a Department of Defense application development project replacing another vendor.

     STEPsTM (Spatial Templates for Emergency Preparedness) is our proprietary approach to rapidly meet the growing needs of emergency management operations at state and local governmental levels to implement a clearly defined plan to converge unstructured data into a centralized datamart. It provides improved information sharing and operational efficiency to meet the needs of emergency planning, response and recovery coupled with economical and efficient means of implementing programs to deal with emergency responses and public security issues, giving us a distinct advantage over our competitors. We have partnered with a number of third party suppliers of applications, services and datasets that are embedded into STEPs.

     We also believe the potential gross profit margins in information technology are much higher than we presently experience. We are working vigorously to grow the spatial data management and integration solutions of our GIS business base.

     Currently, we plan to continue building and leveraging strategic partnerships. We have made substantial progress in positioning PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data and e-government solutions. As an example, the San Francisco Department of Telecommunications and Information Systems awarded us a project during fiscal year 2006 to build out the "hub" of an inter-agency repository for the City and County's Criminal Justice System and we recently initiated and deployed a Societal Datamart for Metropolitan Louisville, Kentucky.

     On January 7, 2002 we reached an agreement to license exclusive North American rights to intellectual property and spatial integration software components previously owned by Xmarc Ltd. and then held by the Swiss based investment company, HPI LLC, for use in the public sector and utility markets. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. We also agreed to support former Xmarc clients, work in progress and outstanding proposals in North America. This arrangement effectively gives us increased access to federal, state and local government clients in addition to commercial enterprises. Effective April 1, 2003, we exercised our right under the agreement to acquire in perpetuity the exclusive rights to Xmarc trademarks, intellectual property and technology and all subsequent product enhancements. During fiscal year 2006 we recorded approximately $590,078 in Xmarc related revenues. We will pay $50,000 per year for five years for the technology and certain royalty payments related to our Xmarc revenues which will be offset from the annual payments to the sellers.

     As noted above, we have secured a new financing arrangement under which up to $1.5 million of accounts receivable invoices are purchased by Rockland who then initially pays us 85% of the face value pending collection when the remainder less a varying discount is remitted to us. Accordingly, our management team believes that while our cash flows are very constrained, we have the capacity to address the immediate needs for cash and liquidity. We have also aggressively controlled costs and expenses. Funds from the factoring facility available to PlanGraphics coupled with proceeds from our placement of redeemable preferred stock met the cash needs of the company through July 31, 2007.

Results of Operations

                                    Years Ended September 30
                                   --------------------------
Statement of Operations                2006           2005
-----------------------            -----------    -----------
Information:
  Revenues                         $ 3,908,138    $ 6,839,575
  Cost and expenses                  6,799,675      7,587,102
  Operating loss                    (2,891,537)      (747,527)
  Net loss                          (2,914,867)      (375,764)
Balance Sheet Information:
  Total assets                       2,113,962      4,922,455
  Total current liabilities          4,499,026      4,296,258
  Working capital (deficit)         (2,831,397)    (1,545,375)
  Shareholders' equity (deficit)    (2,420,524)       491,197


Result of operations for the year ended September 30, 2006 compared to September 30, 2005

Revenues

     Our revenues decreased by $2,931,437 or 43% from $6,839,575 for the fiscal year ended September 30, 2005 to $3,908,138 for the fiscal year ended September 30, 2006, in part as a result of the termination of a government contract and the sale of an international assignment to a business partner. Lack of working capital when needed adversely impacted our ability to keep technical staff and subcontractors continuously on certain projects generating revenue which caused the decrease noted elsewhere in this report. As a result, there were decreases in subcontractor revenue of $1,777,270 and in revenue from quality control and assurance work of $1,052,646. The sources of our revenues were:

                                 Fiscal Year 2006     Fiscal Year 2005
                                 ----------------     ----------------
             Local government       $2,532,737           $4,256,802
             State government          121,661              966,507
             Commercial customers      334,600              413,410
             International             919,140            1,202,856
                                    ----------           ----------
                Total               $3,908,138           $6,839,575
                                    ==========           ==========


Total Costs and Expenses

     Total costs and expenses for the fiscal year ended September 30, 2006 amounted to $6,799,675, a decrease of 787,427, or 10%, compared to $7,587,102 for the fiscal year ended September 30, 2005. Changes in costs and expenses from the prior year are:

     o Direct contract costs decreased $1,632,605, or 38%, slightly less than the percent decrease in revenue from the prior year. Most of the decrease came from a $1,264,426 reduction in subcontractor expense in response to reduced work.

     o Impairment of goodwill increased $1,007,107 to $1,457,107 versus $450,000 recorded in the prior year as a result of the downturn in revenue and our internal analysis. As all goodwill has now been written off, no further impairment will occur.

     o    Salaries and employee benefits increased slightly by $17,451, or 1%.

     o General and administrative expenses decreased $116,920 during 2006 or 12%, from the prior fiscal year as a result of:

          o A decrease of $110,849 in administrative expenses related to the absence of settlement expenses, decreases in software expenses, a reduction in professional fees and a decrease in accounting and tax expenses., :

          o A decreases of $52,933 in public company costs resulting primarily from decreases in postage and shareholder communications

          o An increase of $46,541 in governance expenses caused mostly by increased investment banking costs.

     o Marketing costs decreased further by $59,189, or 50%, primarily from constrained cashflows which reduced expenditures in:

          o    Conference expenses $14,826

          o    Professional fees $19,516

          o Reduced transportation, travel and lodging costs driving a $23,853 decrease in proposal costs

     o Other operating expenses decreased by $3,271, or 1% primarily because of the absence of depreciation in fiscal year 2006 for capitalized assets.

Net Income

     Our operating loss for the fiscal year ended September 30, 2006 was $2,891,537 compared to an operating loss of $747,527 for fiscal year 2005. This change of $2,144,010 was primarily a result of the decrease in revenue noted above coupled with the impairment of goodwill of $1,457,107.

     Interest expense decreased by $64,948 to $153,085 in fiscal year 2006 as compared to a total of $218,033 during fiscal year 2005; this represents a decrease of 30% caused by a reduction in our financing usage as revenue generation decreased and by our shifting of credit financing to vendors, subcontractors and employees.

     Other income increased $14,964 or 13% from the prior year total primarily as a result of an increase in distributions from investments which were partially offset by a decrease in forgiveness of debt.

     Our net loss for the fiscal year ended September 30, 2006 was $2,914,867 compared to a net loss of $375,764 for fiscal year 2005, a change of $2,539,103. The change was primarily from reduced revenue for the year, noted above, as well as impairment expense of $1,457,107. After adding $6,575 of dividend expense for redeemable preferred stock, net loss attributable to common stockholders was $2,921,442.

Loan Transactions

     On January 7, 2005 we entered into a 12-month financing arrangement with K Capital Partners, Inc. ("KCap") under which KCap purchases up to $1.5 million of accounts receivable invoices for which it will initially pay us 80% of the face value. Upon collection of the invoices KCap will remit the remaining 20% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. As noted above, on February 17, 2005 the arrangement was transferred by KCap to Rockland Credit Finance LLC and effective January 9, 2006 we have entered into an amendment with Rockland that extends the term through June 30, 2007 and increases the initial payments to 85% of invoice face value and reduces the required monthly volume down to $350,000. The agreement was extended to June 30, 2008 and required monthly volume was reduced to $250,000.

Market Risk

     Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. Our activities expose us to certain risks that management evaluates carefully to minimize earnings volatility. At September 30, 2006, and during the prior fiscal year, we were not a party to any derivative arrangement. We do not engage in trading, hedging, market-making or other speculative activities in the derivatives markets.

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

     Foreign Currency Exchange Rate Risk: We conduct business in a number of foreign countries and, therefore, face exposure to slight but adverse movements in foreign currency exchange rates. International revenue was about 24% of our total revenue in 2006, although only about $553,413 or 14% of our total revenue, was denominated in a currency other than U.S dollars. Since we do not use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars may be subject to a small amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our future financial results.

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

     Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard
(SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under the non-amortization approach, goodwill and certain intangible assets are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. As a result of the negative cash flow expected to continue in the future and the downturn in revenue, an internal analysis of goodwill determined that goodwill was fully impaired at October 1, 2006. Accordingly, the Company recorded an impairment of $1,457,107 to goodwill for the year ended September 30, 2006, and had previously recorded an impairment of $450,000 at September 30, 2005.

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

     Purchased and Internally Developed Software Costs for Future Project Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The costs for both purchased and developed software are then amortized over a future period. The amortization is computed on a straight- line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No write-downs were recorded in 2006.

Deferred Tax Valuation Allowance -- Fiscal Year 2006

     We have net operating loss carry-forwards of approximately $16.4 million as of September 30, 2006 with expirations through 2026 (See Note G to the Financial Statements). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded as we have not been able to determine that it is more likely than not that the deferred tax assets will be realized. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.

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

     SFAS 159. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the consolidated financial statements.

     We have reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future ad

                         ITEM 7 -- FINANCIAL STATEMENTS

     The financial statements required by this item begin on page F-1 of this Form 10-KSB. An index to the financial statements is contained in that separate section.

             ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A -- Controls and Procedures

     As of September 30, 2006, PlanGraphics' management, including its Chief Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of its disclosure controls and procedures, including internal controls over financial reporting. Based on that evaluation, they concluded that PlanGraphics' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner to make required disclosures.

     In the fourth quarter of fiscal year 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

     Our management does not expect that disclosure controls and procedures or internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the controls system are met. Further, the design of a control system must consider resource constraints as well as the benefits of controls relative to the cost of a control system. While our management believes that its disclosure controls and procedures, including internal controls over financial reporting, provide reasonable assurance that fraud can be detected and prevented, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected because of the inherent limitations in all control systems.

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

Item 8 - Other Information

     None.

                                    PART III
                                    --------

     ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our directors and executive officers as of August 23, 2007, were:

         Name            Age                       Position
         ----            ---                       --------

John C. Antenucci        60    Director, President and Chief Executive Officer
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

     John C. Antenucci is President and Chief Executive Officer of PGRA and has been a director since November 3, 1998. He is the founder and has been the President and Chief Executive Officer of PGI-MD since 1979. He is a former president of AM/FM International (now GITA), a professional association for utility industry users of geographic information systems. He has served as a member of the National Academy of Sciences Advisory Committee on the Future of U.S. Geological Survey and in a similar capacity on the Academy's Advisory Committee for Mapping Sciences. He serves as an advisor to Ohio State University's Center for Mapping, has recently co-authored the Manual of Geospatial Science and Technology, a textbook on geographic information systems, global positioning systems and remote sensing, and was editor and co-author of an earlier textbook on geographic information systems. Mr. Antenucci holds an M.S. Civil Engineering/Water Resources from Catholic University of America in Washington, D.C. and a Bachelor of Civil Engineering from the same institution.

     Frederick G. Beisser joined PGRA's predecessor, DCX Inc, as Chief Financial Officer in July 1990 and was promoted to Vice President - Finance and Administration, on March 28, 1998 and to Senior Vice President - Finance effective January 1, 2002. He was elected to the Board of Directors in March 1991, at which time he also became Treasurer and was subsequently appointed Secretary on October 1, 1991. Mr. Beisser's directorship ended on April 30, 2002. Mr. Beisser is a Colorado Certified Public Accountant. Prior to joining PGRA, he held financial management and controller positions with the U.S. Air Force in the United States and abroad. Retired with the rank of Major in 1989, he holds a Ph.D. from American International University in Canoga Park, California, an M.B.A. from Golden Gate University in San Francisco and a B.S. in Business Administration from the University of Southern Colorado in Pueblo, Colorado. In addition, Mr. Beisser has a diploma from the Air War College. He is also a member of the Board of Directors of Environmental Energy Services, Inc. of Boise, Idaho.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and other information known to the Company, during and with respect to the fiscal year ended September 30, 2006, we believe that except for Mr. Antenucci, who filed his Form 4 for stock options granted May 1, 2006 late, all other directors, officers and beneficial owners of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

     Our Board of Directors approved a Code of Ethics for senior financial officers on October 7, 2002. We filed it with our September 30, 2002 report on Form 10-KSB as Exhibit 99.3 and the signed code is available on our website at www.PlanGraphics.com. The Board of Directors has not yet extended the code to apply to other officers of the Company.

                        ITEM 10 -- EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation paid and accrued by PGRA for services rendered during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004 to certain of our executive officers.


                                                                         Long Term Compensation
                                                                         ----------------------
                                             Annual Compensation            Awards      Payouts
                                       -------------------------------   ------------   -------
                                                          Other Annual   Options/SARs    LTIP
     Name and                           Salary    Bonus   Compensation      granted     Payouts   All Other
Principal Position              Year      ($)      ($)        ($)             (#)         ($)        ($)
------------------              ----   --------   -----   ------------   ------------   -------   ---------

John C. Antenucci, Vice         2006   $142,200     -          -          972,144(1)       -          -
  Chairman, President and CEO   2005   $142,200     -          -          972,144(1)       -          -
                                2004   $158,963     -          -          972,144(1)       -          -

Gary Reed(2), Director and      2006   $121,875     -          -                -          -          -
  Chief Operating Officer of    2005   $113,934     -          -                -          -          -
  PlanGraphics                  2004   $135,937     -          -                -          -          -

----------
(1)  Grants to Mr. Antenucci in fiscal years 2004, 2005 and 2006 were the annual required grants pursuant to his employment agreement.
(2)  Mr. Reed resigned his position with the Company as of November 7, 2006.


     We do not have a long term incentive plan or a defined benefit or actuarial form of pension plan.

Option/SAR Grants in Last Fiscal Year

                                                              Percent of total
                                     Number of securities       options/SARs
                                          underlying             granted to       Exercise or
                                         options/SARs           employees in       base Price
               Name                       granted (#)           fiscal year        ($/Share)     Expiration Date
-----------------------------------  --------------------     ----------------    -----------    ---------------
John C. Antenucci, Vice Chairman,
  President and CEO                        972,144                   100%            $0.02       April 30, 2011
J. Gary Reed, Director and Chief
  Operating Officer of PlanGraphics              -                     -                 -              -


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                         Number of Securities     Value of Unexercised
                                                                        Underlying Unexercised        In-the-Money
                                                                             Options/SARs             Options/SARs
                                            Shares                        at Fiscal Year-End       at Fiscal Year-End
                                           Acquired         Value                 (#)                      ($)
                                         on Exercise      Realized            Exercisable/             Exercisable/
               Name                          (#)             ($)             Unexercisable            Unexercisable
----------------------------------       -----------      --------      ----------------------    --------------------
John C. Antenucci, Vice Chairman,
  President and CEO                           -               -             4,857,760/0(1)             $0.00/$0.00
J. Gary Reed, Director and Chief
  Operating Officer of PlanGraphics           -               -             1,320,000/0(2)             $0.00/$0.00

----------
(1)  In accordance with his employment agreement dated May 1, 2002, Mr.
     Antenucci received fully vested stock options to purchase 1,941,258 shares of our common stock at an exercise price of $0.07 on May 1, 2002. Mr.
     Antenucci has since received additional option grants pursuant to his employment agreement. As noted below under Employment Agreements, Mr.
     Antenucci is also entitled to future grants of stock options annually and if certain performance goals are met.
(2)  In accordance with his employment agreement dated January 1, 2002, Mr. Reed received fully vested options to purchase 1,320,000 shares of our common stock on May 1, 2002, at an exercise price of $0.03 per share.

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

Employment Contracts and Termination of Employment and Change-in-Control
Agreements.

     Mr. Antenucci. We entered into a three-year employment agreement with John
C. Antenucci, effective May 1, 2002 to continue his employment as President and CEO of PGRA. The agreement set Mr. Antenucci's base salary at $157,000 per year.
Mr. Antenucci shall also be entitled to certain incentive bonuses consisting of:
(i) an amount equal to 1.5% of the amount by which revenues exceed targeted revenues; (ii) an amount equal to 10% of the amount by which net income exceeds zero; (iii) an additional general performance bonus paid in either cash or stock options that may not exceed 15% of salary for the year for the former and may not exceed 0.5% of outstanding shares if paid in options and a stock appreciation award in stock options to acquire 0.5% of outstanding shares on the first occasion that the closing price of PGRA remains at or above 25 cents per share for 30 consecutive days; (iv) 1% of outstanding shares upon first occasion that the closing price remains at or above 50 cents for 30 days; and (v) 2% of the outstanding shares on the first occasion that PGRA is listed on NASDAQ, AMEX or NYSE.

     Compensation may be increased or decreased from time to time by the Board of Directors but may not be reduced by more that 10%. In exchange for relinquishing his entitlement to anti-dilution stock options. Mr. Antenucci also received a one-time grant of options equal to 2% of the shares outstanding on the date of his agreement to acquire shares of common stock at an exercise fee of seven cents, an entitlement to further grants of options on each anniversary of the agreement equal to 1% of the outstanding shares and the right upon termination of the agreement to two computers with related peripheral and communications devices not to exceed $10,000.

     The agreement provides for continuation of compensation upon termination for convenience of the company, for resignation upon change of control or non-renewal at an amount equal to one month of compensation for each year of service to the corporation; upon resignation of the executive or upon death or disability equal to three months compensation.

     Mr. Antenucci is also entitled to life insurance in the amount of $1,000,000, accidental death and dismemberment insurance in the amount of $250,000, an automobile allowance of $450 per month and reimbursement of expenses and fees incidental to his position. In addition, as compensation for his guarantee of company debt, he is to receive at the end of each fiscal year compensation equal to 5% of the weighted average of the amount of debt that was personally guaranteed by him (paid in the form of cash or stock options).

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

     In exchange for relinquishing his entitlement to anti-dilution stock options, Mr. Beisser received a on- time grant of options to acquire 880,000 shares of common stock at an exercise fee equal to the closing price of three cents per share on January 1, 2002, or the most recent closing price preceding that date.

     The agreement provides for continuation of compensation upon termination for convenience of the Company, for resignation upon change of control or non-renewal at an amount equal to one month of compensation for each year of service to the corporation; upon resignation of the executive or upon death or disability equal to three months compensation. Mr. Beisser is also entitled to life insurance in the amount of $150,000, accidental death and dismemberment insurance in the amount of $100,000, an automobile allowance of $225 per month and reimbursement of expenses and fees incidental to his position. We recently extended Mr. Beisser's employment agreement through December 31, 2007.



    ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans.

                                   Equity Compensation Plan Information
                                        (As of September 30, 2006)

                                                 (a)                     (b)                     (c)
                                                                                        Number of securities
                                                                  Weighted average      remaining available for
                                     Number of securities to be   exercise price of     future issuance under equity
                                     issued upon exercise of      outstanding           compensation plans
                                     outstanding options,         options, warrants     (excluding securities
Plan Category                        warrants and rights          and rights            re-reflected in column (a))
---------------------------------    --------------------------   -----------------     ---------------------------
Equity Compensation plan approved
   by security holders                       11,316,894                 $0.02                   1,043,354
Equity Compensation plans not
   approved by security holders               3,857,212                 $0.04                           -
                                             ----------                 -----                   ---------
Total                                        15,174,106                 $0.04                   1,043,354
                                             ==========                 =====                   =========


     The 3,857,212 securities to be issued upon exercise of outstanding warrants represent the remaining warrants from the following warrant issues:

     Advisory Services. Warrants were issued in Fiscal Year 2002 to acquire a total of 3,857,212 shares of common stock in exchange for advisory services related to our shareholder rights offering. A total of 973,166 warrants previously issued from Fiscal Year 1999 through Fiscal Year 2001 for advisory and consulting services expired without exercise.

     The following parties own more than five percent of our common stock as of July 31, 2007:

                                                Amount and nature of
Name and address of beneficial ownership        beneficial ownership         Percent of class
----------------------------------------        --------------------         ----------------

ICTS 1994 (USA) Inc.(1)                             17,142,857
1 Rockefeller Plaza, Suite 2412          Sole dispositive and voting power        17.6%
New York, NY 10020

Human Vision LLC(2)                                 10,586,099
8181 Professional Place, Suite 200       Sole dispositve and voting power         10.9%
Landover, MD 20785

Gary S. Murray(2)                                    7,116,246
C/O Human Vision LLC                     Sole dispositive and voting power         7.4%
8181 Professional Place, Suite 200
Landover, MD 20785

----------
(1)  According to information on Schedule 13G filed with the SEC on March 21,
     2002, ICTS 1994 (USA) Inc., a corporation organized in the State of New
     York, holds 17,142,857 shares of our Common Stock. Based upon information in that filing, M. Albert Nissim, President, has sole voting control over the corporation.
(2)  Information for Mr. Gary S. Murray, a former director of the Company, and
     Human Vision LLC, an organization in which he was a control person, are based on the most recent information available to the Company as filed by
     Mr. Murray on Form 4 with the SEC on October 13, 2004. Mr. Murray was a control person of Human Vision LLC at that time. We are unaware of any changes in these holdings subsequent to that date. The quantities reflect shares of common stock only and exclude any options to acquire common stock which have since expired or terminated.


Security ownership of management:

     Directors and officers of PGRA owned the following percentages of our common stock as of August 23, 2007:

                                                                 Amount and nature of            Percent of
        Name and address of beneficial ownership                 Beneficial Ownership              class
--------------------------------------------------------   ---------------------------------     ----------
John C. Antenucci                                                    12,655,095(1)
President, CEO and Director                                Sole dispositive and voting power        11.5%
c/o PlanGraphics, Inc.
112 East Main Street
Frankfort, KY 40601

Frederick G.  Beisser                                                 1,479,900(2)
Senior Vice President - Finance, Secretary and Treasurer   Sole dispositive and voting power         1.5%
c/o PlanGraphics, Inc.
10940 S.  Parker Rd, #533
Parker, Colorado 80134

All Directors and Officers                                           14,134,995                     13.0%
As a group (2 persons)

----------
(1)  Includes 6,610,790 shares of common stock issuable pursuant to the exercise of options and 205,000 shares of common stock owned by Mr. Antenucci's spouse and minor child, for which he is deemed to be a beneficial owner.
(2)  Includes 1,000,000 shares of common stock issuable pursuant to the exercise of options.

            ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     John C. Antenucci, President and a director of PGRA, personally guaranteed an obligation of PGRA on September 22, 1998. As consideration for such guaranty, PGRA agreed to pay Mr. Antenucci 5% of the outstanding loan balance on an annual basis. PGRA has not paid all monies owed to Mr. Antenucci pursuant to this agreement and as of September 30, 2004 the outstanding balance of the debt owed
Mr. Antenucci is $85,903. The agreement was considered to be in the best interests of PGRA at the time of the agreement by the disinterested members of its Board of Directors. As of January 7, 2005, when we entered into the new financing arrangement with KCap, the guarantee obligations of Mr. Antenucci were terminated and the remaining balance owing to Mr. Antenucci was $97,120 as of July 31, 2007.

     During September 2004, Mr. Antenucci advanced $9,000 to the Company which was repaid in full during October 2004. Mr. Antenucci continues to defer liquidation of certain financial obligations of the company to him resulting from his Employment Agreement. As of September 30, 2006 those amounts were approximately $104,404.

                                       31

                               ITEM 13 -- EXHIBITS

     The following exhibits are filed as part of this Report:

Exhibit Number   Description of Exhibit
--------------   ----------------------
      2.1        Acquisition Agreement between DCX, Inc. and PlanGraphics, Inc.
                 (filed with Current Report, Form 8-K, on September 24, 1998 and incorporated herein by reference)
      3.1        Amended and Restated Articles of Incorporation of PGRA (filed with our Definitive Proxy Statement dated May 3, 1991 and incorporated herein by reference).
      3.2        Articles of Amendment to the Articles of Incorporation dated
                 May 02, 2002 changing the name of the Company to PlanGraphics, Inc. (filed with our Annual Report on Form 10-KSB on December
                 30, 2002 and incorporated herein by reference).
      3.3        Amended and Restated Bylaws of PlanGraphics, Inc. adopted by the Board of Directors on October 7, 2002 (filed with our
                 Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).
      3.4        Amendment to Articles of Incorporation filed with the Colorado
                 Secretary of State on August 18, 2006 (filed on Form 8-K, dated
                 August 16, 2006, and incorporated herein by reference).
      4.1        Specimen Stock Certificate of PlanGraphics, Inc. (filed with our Annual Report on Form 10-KSB on December 30, 2002 and incorporated herein by reference).
      4.2        1998 Equity Incentive Plan (filed with Annual Report on Form
                 10-KSB on January 13, 1998 and incorporated herein by reference).
      4.3        Equity Compensation Plan (filed with Registration Statement on
                 Form S-8 on September 8, 1999 and incorporated herein by reference).
      4.4        Form of Warrant issued to Crossways Consulting Group, Inc. and to Brean Murray & Co., Inc. (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).
      4.5        Series A Preferred Stock Purchase Agreement, dated August 21,
                 2006, between PlanGraphics, Inc. and Nutmeg Group, LLC. (filed on Form 8-K, dated August 16, 2006, and incorporated herein by reference).
      4.6        Form of Warrant issued to Nutmeg Group pursuant to the Series A
                 Preferred Stock Purchase Agreement (filed on Form 8-K, dated
                 August 16, 2006, and incorporated herein by reference).
     10.1        Customer Contract with the City of New York (filed with
                 Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).
     10.2        Employment Agreement between PGRA and J. Gary Reed, dated
                 January 1, 2002, and executed on April 22, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).
     10.3        Extension of Reed Employment Agreement, letter dated December
                 28, 2004 (filed on Form 8-K, dated December 28, 2004 and incorporated herein by reference).
     10.4        Extension of Reed Employment Agreement, letter dated August 30,
                 2005 (filed on Form 8-K, dated August 30, 2005 and incorporated herein by reference).
     10.5        Form of Extension of Employment Agreement, letter dated
                 December 21, 2005 (filed on Form 8-K, dated January 9, 2006 and incorporated herein by reference).
     10.6        Employment Agreement between PGRA and Frederick G. Beisser, dated January 1, 2002 and executed on May 2, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).
     10.7        Extension of Beisser Employment Agreement, dated December 28,
                 2004 (filed on Form 8-K, dated December 22, 2004 and incorporated herein by reference).

Exhibit Number   Description of Exhibit
--------------   ----------------------

     10.8 Extension of Beisser Employment Agreement, letter dated August 30, 2005 (filed on Form 8-K, dated August 30, 2005 and incorporated herein by reference).
     10.9 Amendment One of Beisser Employment Agreement, dated February 16, 2007 (filed on Form 8-K, dated January 31, 2007, and incorporated herein by reference)
     10.10 Employment Agreement between PGRA and John C. Antenucci, dated and executed on May 1, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).
     10.11 Extension of Antenucci Employment Agreement, amendment dated March 25, 2005 (filed on Form 8-K, dated March 25, 2005).
     10.12 Extension of Antenucci Employment Agreement, second amendment dated November 9, 2005 (filed on Form 8-K, dated November 9,
                 2005)
     10.13 Extension of Antenucci Employment Agreement, dated January 31, 2007 (filed on Form 8-K, dated January 31, 2007 and filed herein by reference).
     10.14 Contract with New York State Office of Cyber Security and Critical Infrastructure, dated January 4, 2005 (filed on Form 8-K, dated January 4, 2005, and incorporated herein by reference).
     10.15 Agreement with K Capital Partners, Inc. executed January 7, 2005 (filed on Form 8-K, dated January 7, 2005 and incorporated herein by reference).
     10.16 Form of Membership Purchase Agreement for sale of Jobview holding, dated September 30, 2005 (filed on Form 10-KSB, dated September 30, 2004, filed on January 4, 2006, and incorporated herein by reference).
     10.17 Master Factoring Agreement with Rockland Credit Finance LLC executed February 17, 2005 (filed on Form 8-K, dated February 17, 2005, and incorporated herein by reference).
     10.18 First Amendment to Master Factoring Agreement with Rockland Credit Finance, LLC, dated January 9, 2006 (filed on Form 8-K, dated January 9, 2005, and incorporated herein by reference).
     14.1 Code of Ethics for Senior Financial Officers implemented by Board Decision on October 7, 2002 (filed with our Annual Report on Form 10-KSB on December 30, 2002, and incorporated herein by reference).
     21.1        List of Subsidiaries.*
     31.1 Sarbanes-Oxley Certification for the principal executive officer, dated August 27 2007.*
     31.2 Sarbanes-Oxley Certification for the principal financial officer, dated August 27, 2007.*
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which is dated August 27, 2007.*

----------
*    Filed herewith.


                ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees billed by our principal independent registered public accounting firms for audits of the financial statements for the fiscal years indicated:

                                            2006      2005
                                              $         $
                                           -------   -------
                   Audit Fees              $48,000   $48,000
                   Audit-Related Fees(1)      --        --
                   Tax Fees                   --        --
                   All Other Fees             --        --
                                           -------   -------
                   Total                   $48,000   $48,000
                                           =======   =======

     Percentage of hours on audit engagement performed by non-FTEs: The audit work performed by non-full time employees was less than 50% of total time.

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

Date:  August 27, 2007                 PlanGraphics, Inc.


                                       By: /s/ John C. Antenucci
                                       -----------------------------
                                           John C. Antenucci
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this Amendment Number 1 to Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                       Date
-----------------------    -----------------------------------   ---------------

/s/ Fred Beisser           Senior Vice President--Finance,       August 27, 2007
-----------------------    Secretary and Treasurer, (principal
Frederick G. Beisser       financial & accounting officer) and
                           Director


/s/ John C. Antenucci      CEO, President (principal Executive   August 27, 2007
-----------------------    officer) and Director
John C. Antenucci

                               PLANGRAPHICS, INC.
                              Financial Statements
                                  2006 and 2005




                                TABLE OF CONTENTS




                                                                        Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-2


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                                            F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
    EQUITY (DEFICIT)                                                     F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-6

  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
PlanGraphics, Inc.

We have audited the accompanying consolidated balance sheets of PlanGraphics, Inc. and Subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlanGraphics, Inc. and Subsidiaries, as of September 30, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a negative working capital position and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ Sherb & Co., LLP
                                                   Certified Public Accountants

Boca Raton, Florida
July 11, 2007



                                                PLANGRAPHICS, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                   September 30,

        ASSETS                                                                   2006                   2005
                                                                             ------------           ------------

CURRENT ASSETS
  Cash and cash equivalents                                                  $      1,895           $      1,428
  Accounts receivable, less allowance for doubtful accounts of
    $100,586 and $33,211 for 2006 and 2005, respectively                        1,587,987              2,672,753
  Prepaid expenses and other                                                       77,747                 76,702
                                                                             ------------           ------------
        Total current assets                                                    1,667,629              2,750,883
                                                                             ------------           ------------
PROPERTY AND EQUIPMENT
  Equipment and furniture                                                         354,132                384,494
    Less accumulated depreciation and amortization                                306,056                304,943
                                                                             ------------           ------------
                                                                                   48,076                 79,551
                                                                             ------------           ------------
OTHER ASSETS
  Goodwill                                                                           --                1,457,107
  Software, development costs, net of accumulated amortization
   $469,181 and $278,765 in 2006 and 2005, respectively                           388,841                409,163
  Other                                                                             9,416                225,751
                                                                             ------------           ------------
                                                                                  398,257              2,092,021
                                                                             ------------           ------------
        Total assets                                                         $  2,113,962           $  4,922,455
                                                                             ============           ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par value,
    500 and no shares issued and outstanding at September
    30, 2006 and 2005, respectively                                          $    500,000           $       --
  Notes payable - current maturities                                              263,051                 74,694
  Notes payable - related parties                                                    --                   18,000
  Accounts payable                                                              2,400,529              2,524,676
  Accrued payroll costs                                                           349,385                410,118
  Accrued expenses                                                                369,043                444,032
  Deferred revenue and prebillings                                                617,018                824,738
                                                                             ------------           ------------
        Total current liabilities                                               4,499,026              4,296,258

   Notes payable - long-term, less current maturities                              35,460                135,000
                                                                             ------------           ------------

        Total liabilities                                                       4,534,486              4,431,258
                                                                             ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 and 97,214,418 shares issued and outstanding                    20,697,839             20,688,118
  Accumulated deficit                                                         (23,118,363)           (20,196,921)
                                                                             ------------           ------------
        Total Stockholders' Equity (Deficit)                                   (2,420,524)               491,197
                                                                             ------------           ------------

                                                                             $  2,113,962           $  4,922,455
                                                                             ============           ============


The accompanying notes are an integral part of these consolidatd financial statements.


                                             PLANGRAPHICS, INC.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Years ended September 30,

                                                                   2006                      2005
                                                               ------------              ------------

Revenues                                                       $  3,908,138              $  6,839,575

Costs and expenses
  Direct contract costs                                           2,674,484                 4,307,089
  Salaries and employee benefits                                  1,380,275                 1,362,824
  General and administrative expenses                               894,762                 1,011,682
  Marketing expenses                                                 60,011                   119,200
  Other operating expenses                                          333,036                   336,307
  Impairment of goodwill                                          1,457,107                   450,000
                                                               ------------              ------------
         Total costs and expenses                                 6,799,675                 7,587,102
                                                               ------------              ------------

         Operating loss                                          (2,891,537)                 (747,527)
                                                               ------------              ------------

Other income (expense):
  Gain on sale of Jobview                                              --                     141,861
  Gain on lease termination                                            --                     333,144
  Other income                                                      129,755                   114,791
  Interest expense                                                 (153,085)                 (218,033)
                                                               ------------              ------------
                                                                    (23,330)                  371,763
                                                               ------------              ------------


         Net loss                                                (2,914,867)                 (375,764)
                                                               ------------              ------------
  Preferred stock dividend                                           (6,575)                     --
                                                               ------------              ------------
         Net loss available to common shareholders             $ (2,921,442)             $   (375,764)
                                                               ============              ============


Basic and diluted loss per common share                        $      (0.03)             $      (0.00)
                                                               ------------              ------------

Weighted average shares of common stock
  outstanding - basic and diluted                                97,214,418                97,214,418
                                                               ============              ============


The accompanying notes are an integral part of these consolidated financial statements.



                                                        PLANGRAPHICS, INC.

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                              Years ended September 30, 2006 and 2005


                                                       Common Stock
                                           --------------------------------
                                                                                                             Total
                                             Shares                Amount             Accumulated         Stockholders'
                                                                                        Deficit         Equity (Deficit)
                                           ---------------------------------------------------------------------------

Balance, September 30, 2004                  97,214,418         $ 20,688,118         $(19,821,157)        $    866,961

Net loss                                           --                   --               (375,764)            (375,764)
                                           ------------         ------------         ------------         ------------

Balance at September 30, 2005                97,214,418           20,688,118          (20,196,921)             491,197

Net loss                                           --                   --             (2,914,867)          (2,914,867)

Stock based compensation                           --                  9,721                 --                  9,721

Dividends accrued on redeemable
  preferred stock                                                                          (6,575)              (6,575)
                                           ------------         ------------         ------------         ------------
Balance at September 30, 2006                97,214,418         $ 20,697,839         $(23,118,363)        $ (2,420,524)
                                           ============         ============         ============         ============


The accompanying notes are an integral part of these consolidated financial statements.





                                               PLANGRAPHICS, INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the years ended September 30,


                                                                         2006                   2005
                                                                     -----------             -----------

Cash flows provided by (used in) operating activities:
  Net loss                                                           $(2,914,867)            $  (375,764)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                        232,450                 290,909
    Allowance for doubtful accounts                                       67,375                  33,211
    Cancellation of debt                                                    --                   (49,941)
    Stock based compensaton                                                9,721                    --
    Gain on lease termination                                               --                  (333,144)
    Gain on sale of Jobview                                                 --                  (141,861)
    Impairment of goodwill                                             1,457,107                 450,000
  Changes in operating assets and liabilities
      Accounts receivable                                              1,017,391                 697,795
      Prepaid expenses and other                                          (1,045)                (49,387)
      Other assets                                                        18,085                    --
      Accounts payable                                                  (130,722)                413,098
      Accrued expenses                                                  (135,723)               (159,890)
       Deferred revenue and prebillings                                 (207,720)                278,136
                                                                     -----------             -----------
       Net cash provided by (used in) operating activities              (587,948)              1,053,162
                                                                     -----------             -----------

Cash flows provided by (used in) investing activities:
  Purchases of equipment                                                 (10,559)                (11,739)
  Proceeds from sale of Jobview                                          198,250                    --
  Software developed for future use                                     (170,093)               (261,148)
                                                                     -----------             -----------
       Net cash provided by (used in) investing activities                17,598                (272,887)
                                                                     -----------             -----------

Cash flows provided by (used in) financing activities:
  Proceeds from debt                                                     145,134               1,650,900
  Payments on debt                                                       (56,317)             (2,411,994)
  Proceeds from notes payable - related parties                             --                    18,000
  Payments on notes payable - related parties                            (18,000)                 (9,000)
  Payments on obligations under capital lease                               --                   (46,310)
  Proceeds from redeemable preferred stock                               500,000                    --
                                                                     -----------             -----------
       Net cash provided by (used in) financing activities               570,817                (798,404)
                                                                     -----------             -----------

Net increase (decrease) in cash                                              467                 (18,129)
Cash and cash equivalents at beginning of year                             1,428                  19,557
                                                                     -----------             -----------

Cash and cash equivalents at end of year                             $     1,895             $     1,428
                                                                     ===========             ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-6

                               PLANGRAPHICS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1. The Company
       -----------
    These consolidated financial statements include the accounts of PlanGraphics, Inc. (a Colorado Corporation) and those of its wholly owned subsidiary PlanGraphics, Inc. (a Maryland Corporation) and the latter's wholly owned subsidiaries, RTD2M and Xmarc Ltd (collectively the "Company").

    The Company is a full life-cycle systems integration and implementation firm providing a broad range of services in the design and implementation of information technology in the public and commercial sectors. The Company has extensive experience with spatial information systems and e-services.

    The Company's customers are located in the United States and foreign markets requiring locational or "spatial" information. Approximately 67% of its revenue comes from customers in federal, state and local governments and utilities; 24% from international; and the remaining 9% from commercial enterprises. All significant inter-company accounts and transactions have been eliminated in consolidation.

    2.  Cash and Cash Equivalents
        -------------------------

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    3.  Goodwill
        --------

    Goodwill represents the excess of the cost over the fair value of net assets acquired.

    Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the Company does not amortize goodwill, but, rather, tests goodwill and certain intangibles for impairment at least annually. If impairment is determined, the assets are written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. As a result of the negative cash flow expected to continue in the future and the downturn in revenue, an internal analysis of goodwill determined that goodwill was fully impaired at October 1, 2006. Accordingly, the Company recorded an impairment of $1,457,107 to goodwill for the year ended September 30, 2006, and had previously recorded an impairment of $450,000 at September 30, 2005.

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    4.  Property, Equipment and Depreciation and Amortization
        -----------------------------------------------------

    Property and equipment are recorded at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $232,450 and $290,909 for the years ended September 30, 2006 and 2005, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged as an expense to operations.

    5.  Revenue and Cost Recognition
        ----------------------------

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

    6.  Income Taxes
        ------------

    The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

                               PLANGRAPHICS, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2006 and 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    7.  Net Loss Per Share
        ------------------

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

    The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                                      Year ended September 30,
                                                        2006           2005
                                                        ----           ----

    Basic EPS share quantity                         97,214,418      97,214,418
    Effect of dilutive options and warrants *                 -               -
                                                     ----------      ----------
    Diluted EPS share quantity                       97,214,418      97,214,418

    *For the net-loss periods ended September 30, 2006 and 2005, we excluded any effect of the 15,144,416 and 14,255,639 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

    8. Research and Development costs
       ------------------------------

    Research and development costs are expensed as incurred. The amounts for fiscal years 2006 and 2005 were immaterial.

    9.  Concentrations of Credit Risk
        -----------------------------

    The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts. The Company did not have balances in excess of FDIC insured limits as of September 30, 2006, or at September 30, 2005. Because of large but infrequent payments that may be received from major customers, account balances may exceed FDIC insured limits for very short periods.

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

                           September 30, 2006 and 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    10.  Fair Value of Financial Instruments
         -----------------------------------

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

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


    NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    13.  Stock-Based Compensation Expense
         --------------------------------

    Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, "Accounting for Stock Issued to Employees" Using the intrinsic value method. The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

    Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment" (SFAS No. 123R). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The Company adopted SFAS No. 123R using the modified prospective method, and, therefore, prior periods were not restated. Under the modified prospective method, companies are required to record compensation expense for (1) the unvested portion of previously issued awards that remain outstanding at the initial date of adoption, which we did not have, and (2) for any awards issued, modified or settled after the effective date of the statement. See Note I, Item 2, below, for further discussion.

    Under the prior accounting provisions in APB 25 with the pro forma disclosure required by SFAS No. 123, the Company's net loss and net loss per share for the year ended September 30, 2005, would have been adjusted to the pro forma amounts in the 2005 column of the chart below. No incremental compensation expense adjustment appears in the column for the year ended September 30, 2006, since the expense under the fair value method of SFAS 123R is already included in the net loss amount.

        Years ended September 30,
                                                            2006            2005
                                                   ------------------------------------
Net loss available to common shareholders:
  As reported                                      $  (2,921,442)           $  (375,764)
  Incremental Compensation Expense                 $        --              $    78,094
                                                   ====================================
  Pro forma                                        $  (2,921,442)           $  (453,858)
                                                   ====================================

Basic loss per share:
  As reported                                      $          (0.03)        $     (0.00)
                                                   ====================================
  Pro forma                                        $          (0.03)        $     (0.00)
                                                   ====================================

Diluted loss per share
  As reported                                      $          (0.03)        $      (0.00)
                                                   =====================================
  Pro forma                                        $          (0.03)        $      (0.00)
                                                   =====================================

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


    NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    14.  Foreign Currency Translation
         ----------------------------

    Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the accounting period. Net sales and expenses denominated in foreign currencies are translated at the actual rate of exchange incurred for each transaction during the period. The total of all foreign currency transactions and translation adjustments were considered not to be material as of the end of the reporting period. The net amount of foreign currency gains and (losses) was $5,339 for fiscal year
    (FY) 2006 and $8,413 for FY 2005.

    15.  Recent Accounting Pronouncements
         --------------------------------

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

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

    FIN 48. In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes," and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. Management has not yet evaluated the impact, if any, that FIN 48 may have on financial statements.

    SFAS 157. During the year ended September 30, 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value as a market based measurement, creates a GAAP framework for measuring fair value and requires expanded disclosures about fair value measurements. While this statement does not impose any new fair value measurements, it does apply, with certain exceptions, to other pronouncements that either require or permit fair value measurements. SFAS 157 defines fair value as a market based measurement between market participants and not as an entity specific measurement. Fair value is either (1) the price received when selling an asset or (2) the price paid to transfer a liability at the measurement date. SFAS 157 creates a fair value hierarchy which prioritizes the input that should be used in evaluating the assumptions used in pricing techniques used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a significant impact on results of operations or financial condition.

    SAB 108. During the year ended September 30, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. Management does not expect the adoption of SAB 108 to have a significant impact on results of operations or financial condition.

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


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

    SFAS 159. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the consolidated financial statements.

    The Company has reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

    16.  Reclassifications
         -----------------

    Certain reclassifications have been made to the fiscal 2005 financial statements to conform to the fiscal 2006 financial statements' presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

    17.  Purchased and Internally Developed Software Costs for Future Project
         Use
         --------------------------------------------------------------------
    The Company follows SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The amortization is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No impairments were recorded in 2006.

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE B - LIQUIDITY CONSIDERATIONS

The Company has an accumulated deficit of $23,118,363 at September 30, 2006, a working capital deficit of $2,831,397 at September 30, 2006 and recurring net losses in fiscal years (FYs) 2005 back to 1998. Future viability of the Company is dependent upon the Company's ability to achieve profitability in its future operations.

On August 21, 2006, the Company sold 500 shares of 12% redeemable preferred stock for $500,000. The proceeds were immediately used to pay auditors and amounts due to critical creditors.

The Company entered into a First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective June 30, 2006. The Amendment automatically extends the term of the Master Factoring Agreement to June 30, 2008.

The Company reported a net loss of $2,914,867 for FY 2006 which included $1,457,107 of goodwill impairment and a net loss of $375,764 during FY 2005 which resulted from $450,000 of goodwill impairment expense. The Company has reduced costs and expenses for FY 2007, and expects to report slightly increased revenue, continued negative working capital and continued cash flow delays. The constrained cash flows adversely affect the Company's ability to meet payroll, subcontractor and other payment obligations on a timely basis. On occasion, payroll disbursements were delayed and, accordingly, related Federal Income Tax Withholding and Federal Insurance Contributions Act and Medicare computations and payments were made subsequent to normal due dates. Consequently, the Company could be subject to penalties. Delayed payments to subcontractors have caused work stoppages and adversely affected the Company's ability to service certain of its major projects and to generate revenue.

Operations in recent years have been financed by the following sources:

o    revenue generated from operations;
o    sale of redeemable preferred stock;
o loans from principal shareholders and employees, including deferred payments of payroll;
o    factoring of accounts receivable at increased interest rates,
o    accretion of accounts payable to vendors and subcontractors,
o    loans and lines of credit.

The Company has taken actions to leverage its technical capabilities and reputation and to increase revenue from its more profitable software sales and the related cash flows as well as to reduce its controllable costs and expenses to the maximum extent possible.

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE C - ACCOUNTS RECEIVABLE

At September 30, the components of contract receivables were as follows:

                                                        2006             2005
                                                     ----------       ----------

Billed                                               $1,103,346       $  655,609
Unbilled                                                585,227        2,050,355
                                                     ----------       ----------
                                                      1,688,573        2,705,964
Less allowance for doubtful accounts                    100,586           33,211
                                                     ----------       ----------
Accounts receivable, net                             $1,587,987       $2,672,753
                                                     ==========       ==========


Unbilled receivables represent work-in-process that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. Unbilled work-in-process includes revenue earned as of the last day of the reporting period which will be billed in subsequent days. The amount of unbilled revenues will vary in any given period based upon contract activity.

The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 21% and 25% of revenues for the years ended September 30, 2006 and 2005, respectively, and the New York State Office of Cyber Security and Critical Infrastructure Coordination (CSCIC) accounted for 15% of FY2005. NYDEP accounted for 16% and The Italian Ministry of Finance
(IMOF) accounted for 12% of billed accounts receivable at September 30, 2006 while NYDEP and IMOF represented 31% and 18%, respectively, of accounts receivable at September 30, 2005.

Deferred revenue amounts of $617,018 and $824,738 at September 30, 2006 and 2005, respectively, represent amounts billed in excess of amounts earned.

NOTE D - ACCOUNTS PAYABLE

    Accounts payable at September 30 consist of:

                                                      2006                2005
                                                   ----------         ----------

Trade payables                                     $1,230,038         $  904,890

Payable to subcontractors                           1,162,237          1,614,513

Other payables                                          8,254              5,273
                                                   ----------         ----------

Total accounts payable                             $2,400,529         $2,524,676
                                                   ==========         ==========

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE E - ACCRUED EXPENSES

     Accrued expenses at September 30 are as follows:

                                                              2006        2005
                                                            --------    --------

Accrued expenses due to vendors and subcontractors          $ 54,900    $ 50,412

Accrued interest                                             168,532     130,071

Accrued professional fees                                     73,500      72,621

Other accrued expenses                                        72,111     190,928
                                                            --------    --------

Total accrued expenses                                      $369,043    $444,032
                                                            ========    ========


NOTE F - NOTES PAYABLE

    Notes payable at September 30 are as follows:
                                                                                    2006               2005
                                                                                   --------          ---------
A promissory note with a vendor in the original amount of $11,500, interest rate of 12%. The note, requiring monthly payments of $1,916 matured on
  September 15, 2006 and is currently in default.                                  $  7,668          $    --

A promissory note with a vendor in the original amount of $91,509, interest rate of 5%. An initial payment of $25,000 due January 31, 2007 followed by
  12 monthly  payment of $5,694.                                                     91,509               --

A promissory note with a vendor in the original amount of $44,631, non-interest bearing. The note matured December 31, 2005, when a single payment of the entire amount was due and is currently in default. As a
 result the interest rate increased to 10%.                                          40,209               --




                               PLANGRAPHICS, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2006 and 2005


    NOTE F - NOTES PAYABLE (CONTINUED)



A     promissory note with a vendor in the original amount of $185,000, interest rate of 9.5%. The note matured June 21, 2001 when final payment of $23,665 was due and is currently in default. As a result the interest
      rate increased to 13.5%.                                                       23,665             23,665

A     short-term demand note with an officer of
      the Company in the amount of $18,000, dated
      September 1, 2005, with variable interest from 5.99 to 6.49%.                     --              18,000

      The purchase price of Xmarc technology owed to HPI in the amount of $250,000 payable in equal installments over five years with interest imputed at 6.5%. The amount is evidenced by an
      agreement effective April 1, 2003.                                            135,460            186,029
                                                                                   --------           --------

    Total notes payable                                                             298,511            227,694

      Less: Current maturities                                                      263,051             92,694
                                                                                  ---------           --------

    Notes payable - long-term                                                      $ 35,460           $135,000
                                                                                   ========           ========


NOTE G - TAXES ON INCOME

    The provision for income taxes consisted of the following:
                                                                                    2006                2005
                                                                                  ---------           ---------
    Current expense:
      Federal                                                                     $    --             $    --
      State                                                                           7,863               2,067
      Foreign expense                                                                15,882              10,571
                                                                                  ---------           ---------
                                                                                  $  23,745           $  12,638
                                                                                  =========           =========
    Deferred expense (benefit):
      Federal                                                                     ($315,000)          ($355,000)
      State                                                                         (31,000)            (35,000)
                                                                                  ---------           ---------
                                                                                   (346,000)           (390,000)
    Change in valuation allowance                                                   346,000             390,000
                                                                                  ---------           ---------

                                                                                       --             $    --
                                                                                  =========           =========




                               PLANGRAPHICS, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2006 and 2005


NOTE G - TAXES ON INCOME (CONTINUED)

    A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                                                     2006              2005
                                                                                   -------            ------

    U.S. federal statutory rates                                                     (34.0%)            34.0%
    State income tax , net of federal tax benefit                                       .3               1.8
    Permanent differences                                                             17.2               9.3
    Foreign income taxes, net of federal tax benefit                                    .7               9.4
    (Increase) decrease in deferred tax asset valuation allowance                     14.8             (43.3)
                                                                                    ------            ------

    Effective tax rate                                                                 1.0%             11.2%
                                                                                    ======            ======


    Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                                                    2006               2005
                                                                                ----------          ----------
    Deferred tax assets:
      Net operating loss carryforwards                                          $6,117,000          $5,670,000
      Expense for stock options and warrants                                         4,000              11,000
      Provision for losses on accounts receivable                                   38,000              12,000
      Accrued payroll costs and vacation                                            51,000              61,000
                                                                                ----------          ----------
         Total gross deferred tax asset                                          6,210,000           5,754,000
      Deferred tax liabilities:
         Deferred income of foreign corporation                                   (178,000)            (68,000)
                                                                                ----------          ----------
                                                                                 6,032,000           5,686,000
    Valuation allowance                                                         (6,032,000)         (5,686,000)
                                                                                ----------          ----------
         Net deferred tax asset                                                 $     --            $      --
                                                                                ==========          ==========


    A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

    During the year ended September 30, 2006, the valuation allowance increased by $346,000.

    At September 30, 2006, the Company had net operating loss carryforwards of approximately $16.4 million with expirations through 2026. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to changes of ownership.

    For the year ended September 30, 2005, deferred tas assets resulting from net operating loss carryforwards have been restated from $5,770,000 as originally reported to $5,670,000. The decrease results from the Company's review of available tax losses. The restatement is deemed to have no effect on the Company's tax provision as a full valuation allowance has been provided.


NOTE H - COMMITMENTS AND CONTINGENCIES

    1.  Obligations Under Capital Leases - Related Party
        ------------------------------------------------

    The Company leases an office facility from Capitol View Development, LLC, a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

    Minimum annual operating lease commitments at September 30, 2006 are as follows:

    Year ending September 30,

         2007                                                  $  153,699
         2008                                                     110,727
         2009                                                     110,727
         2010                                                     110,727
         2011 and thereafter                                      720,928
                                                               ----------

                                                               $1,206,808
                                                               ==========

    Rental expense for the years ended September 30, 2006 and 2005 totaled $289,944 and $237,373, respectively.

    3. Licensing Agreement
       -------------------

    The Company entered into a licensing agreement under which it obtained exclusive North American rights to Xmarc, Ltd., intellectual property and spatial integration software owned by a Swiss based investment company, HPI Holding SA and a Cayman Island company, Glendower Opportunity Partners II, collectively the Xmarc Sellers ("XS"), for use in the public sector and utility markets. Under the agreement the Company supports former Xmarc clients, work in progress and outstanding proposals and pay XS, a royalty stream for a period of 21 months ending September 30, 2003 as it receives revenue for the product licensing and maintenance. Under the agreement the Company also had the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    markets. Effective April 1, 2003 the Company exercised its right to acquire the intellectual property. As a result, the Company will pay XS $50,000 annually on March 31 in the years 2004 through 2008 (see Note F) and royalty payments for amounts due for each of these years in which the royalties earned exceeds $50,000. During FY 2006 the Company had recorded approximately $555,215 in revenues earned under the revenue license agreement and $34,864 in royalties.

    4. Employment Agreements
       ---------------------

    On April 30, 2002, the Company entered into new employment agreements with three officers. Two of them were effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,500 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. The Chief Executive Officer is entitled to receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock annually. The chief operating officer declined to further extend his employment agreement on November 7, 2006 and the Company has extended the employment agreements of its two remaining officers through December 31, 2007. Pursuant to the employment agreement for the chief executive officer, stock options to acquire 972,412 and 972,412 of common stock were granted during FY 2006 and FY 2005, respectively.

    5. KSTC Agreement
       --------------

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

    6. Xmarc Ltd.
       ---------

    During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the Xmarc Services Limited agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, the Company completed a purchase transaction with an effective date of March 31, 2004, in which it acquired Xmarc Ltd in a non-cash transaction for $64,647. Payment was made by forgiveness of accounts receivable due to the Company from Xmarc Services Limited, owned by the sellers of XL. The results of XL's operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition enhances its strategic development and prospects for growth.

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE I - EQUITY TRANSACTIONS

1. Preferred Stock
   ---------------

As of September 30, 2006, the Company had authorized 20,000,000 shares of preferred stock, none of which were issued or outstanding at September 30, 2005 and 500 of which were issued and outstanding at September 30, 2006.

The shares of preferred stock may be issued from time to time in one or more series. The Company's board of directors is expressly authorized to provide for the issue of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be adopted by the board of directors and as may be permitted by law.

On August 21, 2006, the Company entered into a Series A Preferred Stock Purchase Agreement with Nutmeg Group, LLC pursuant to which it sold and Nutmeg Group, LLC bought, for an aggregate purchase price of $500,000, a total of 500 shares (the "Shares") of the Company's Series A 12% Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of the Company's common stock equal to 80 percent of the fully diluted outstanding shares with an aggregate exercise price of $10.00 (the "Warrant,") and together with the Shares (the "Securities"). The holder of Series A Preferred Stock may require the registrant to redeem the Series A Preferred Stock in whole or in part at any time after February 17, 2007. In addition, at any time after August 17, 2007, the registrant has the right to redeem the Series A Preferred Stock in whole or in part. The Company used the net proceeds of the sale of the Securities to pay its independent accountants amounts due to complete the 2005 annual report and subsequent quarterly reports, to satisfy certain of its accounts payable, and for general working capital purposes. Exercise of the Warrant by the investor could result in a change of control.

2. Stock-Based Compensation
   ------------------------

The Company adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards.

Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, it would recognize compensation expense only if it granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to its stock options was reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standard, ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure"

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

("SFAS No. 148"), as if the fair value method defined by "Accounting for Stock-Based Compensation" ("SFAS No. 123"), SFAS No. 123 had been applied to the stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective transition method, and therefore did not restate prior periods' results. Under this transition method, employee stock-based compensation expense for the nine months ended September 30, 2006, would include compensation expense for all stock-based compensation awards granted but not yet fully exercisable, prior to January 1, 2006. Because all preexisting awards were already fully vested as of that date, there is no compensation expense for prior year awards to be expensed,. The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

Option valuation models (using the Black-Scholes model) require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options (which it does not have), and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

The Company granted options to acquire 972,144 shares of common stock during the quarter ended June 30, 2006 of the year ended September 30, 2006. The Company valued the shares at $9,721 using the Black Scholes valuation model.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share for the 2005 first and second quarters as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148,

A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2006 and 2005 and changes during the years ended on those dates is presented below:

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

                                       Options                                       Warrants
                        --------------------------------------          --------------------------------------
                                                    Weighted                                      Weighted
                          Number of                 Average             Number of                 Average
                           Shares               Exercise Price            Shares               Exercise Price
                        -----------             --------------          ---------              --------------

Outstanding
at 9/30/2004              8,394,884               $    0.050            4,880,331               $    0.150

Granted                   1,972,144                    0.020                 --                       --
Cancelled                   (10,268)                   0.190             (981,452)                   0.630
Exercised                      --                       --                   --                       --
                        -----------               ----------          -----------               ----------
Outstanding
at 9/30/2005             10,356,760               $    0.040            3,898,879               $    0.150
                        -----------               ----------          -----------               ----------

Granted                     972,144                    0.012                 --                       --
Cancelled                   (12,000)                   0.170              (41,667)                   0.010
Exercised                      --                       --                   --                       --
                        -----------               ----------          -----------               ----------
Outstanding
at 9/30/2006             11,316,904               $    0.039            3,857,212               $    0.039
                        -----------               ----------          -----------               ----------

Exercisable
at 9/30/2005             10,356,760               $    0.040            3,898,879               $    0.150
                        -----------               ----------          -----------               ----------

Exercisable
at 9/30/2006             11,316,904               $    0.039            3,857,212               $    0.039
                        -----------               ----------          -----------               ----------


There were no options exercised during the year ended September 30, 2006; accordingly, the total intrinsic value of options exercised during 2006 is $0.


The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for all options and warrants outstanding at September 30, 2006 is presented below:

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

                              Stock Options
------------------------------------------------------------------
  Range of                                   Weighted-average
  Exercise                    Shares         Remaining Years
   Prices                                    Contractual Life
------------------------------------------------------------------

$0.012-$0.020                  2,944,288           3.45

$0.030-$0.070                  8,372,616           1.08
                         ---------------
                              11,316,904
                         ===============

                               Warrants
------------------------------------------------------------------

  Range of                                   Weighted-average
  Exercise                    Shares         Remaining Years
   Prices                                    Contractual Life
------------------------------------------------------------------

$0.0385-$0.0385                3,857,212           0.41
                         ---------------
                               3,857,212
                         ===============


The fair value of the options granted in the periods ending September 30, 2006 and 2005, (including the pro forma disclosure for adjusted net loss in Note A, Item 13, above) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

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

For the twelve months ended September 30, 2006, net loss and the loss per share reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the twelve months ended September 30, 2006, was $9,721. The expense for stock-based compensation is a non-cash expense item.

Because we did not have any unvested options or warrants as of September 30, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.

                               PLANGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE J - EMPLOYEE BENEFIT PLANS

The Company has a Section 401(k) deferred compensation plan covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at PlanGraphics' discretion based upon PlanGraphics' performance. During April 2003 the matching contributions were suspended pending improved profitability of the Company; accordingly, no discretionarly matching expenses were charged to operations for the plan during the years ended September 30, 2006 and 2005.


NOTE K - RELATED PARTY TRANSACTIONS

Related Party Note Payable
--------------------------

During FY 2005, an officer of the Company made a number of working capital loans to the Company. The total amount owed was $18,000 at September 30, 2005, and the balance was paid in full during FY 2006.


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

NOTE M - SUBSEQUENT EVENTS

Retention of Guilford Securities. On October 1, 2006, the Company retained Guilford Securities as a non-exclusive corporate finance advisor.

Resignation of Director. On March 22, 2007, Raymund O'Mara tendered his resignation without citing a reason.


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

Factoring Agreement Amendment. The First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") was extended on July 1, 2007 to a new expiration date of June 30, 2008, and on August 1, 2007, Rockland reduced the required monthly volume to $250,000.

                              PLANAGRAPHICS, INC.

                           September 30, 2006 and 2005


NOTE M - SUBSEQUENT EVENTS (Continued)

Constrained Cash Impacts. Beginning with the third quarter of FY 2005 as a result of increasingly constrained cash situation, the Company encountered difficulties retaining staff and subcontractors to complete certain projects; this adversely impacted its ability to service certain projects on previously anticipated schedules and to generate revenue at historical rates. During and after this period staff size decreased from 30 employees at September 30, 2006 to 25 employees at May 31, 2007. This staffing decrease limits the Company's in-house capability to generate revenue. Accordingly, when possible, the Company is compelled to locate and retain subcontractors to accomplish work that otherwise might have been done by its employees thereby reducing gross profit on this work.


NOTE N - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

                                                         2006             2005
                                                       --------         --------
Years ended September 30,
 Cash paid for interest                                $114,624         $218,530
 Cash paid for income taxes                               7,112            3,942