Form 10QSB
period 2006-12-31
PLANGRAPHICS INC
filed 2007-09-06
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006.

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


                        -------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

    97,214,418 shares of common stock were outstanding as of August 31, 2007.

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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the year ended September 30, 2006, (filed with the SEC on Form 10-KSB) under the caption "Item 1. Business - Risk Factors" beginning on page 8, our other Securities and Exchange Commission filings, and our press releases.

                                Table of Contents







Part I Financial  Information                                                  4


   Item 1. Consolidated Financial Statements (Unaudited)                       4


    Consolidated Balance Sheet                                                 4


    Consolidated Statements of Operations                                      5


    Consolidated Statements of Cash Flows                                      6


    Notes to Unaudited Consolidated Financial Statements                       7


  Item 2. Management Discussion and Analysis                                  10


  Item 3. Controls and Procedures                                             15


Part II Other Information                                                     15


   Item 1. Legal Proceedings                                                  15


   Item 6.  Exhibits                                                          15


   Signature Page                                                             16


   Exhibits                                                                   17


Part I Financial Information
Item 1. Financial Statements

                               PLANGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    December 31,
                                                                        2006
                                                                    ------------
      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $      6,469
  Accounts receivable, net                                             1,438,437
  Prepaid expenses and other                                              59,240
                                                                    ------------
      Total current assets                                             1,504,146
                                                                    ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                361,057
                                                                    ------------
                                                                         361,057
    Less accumulated depreciation and amortization                       316,751
                                                                    ------------
                                                                          44,306
                                                                    ------------

OTHER ASSETS
  Software, for future project use, net of accumulated
     amortization of $519,412                                            351,086
  Other                                                                   10,926
                                                                    ------------
                                                                         362,012
                                                                    ------------

     TOTAL ASSETS                                                   $  1,910,464
                                                                    ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001
    par value, 500 shares issued and outstanding at
    December 31, 2006                                               $    500,000
  Notes payable - current maturities                                     253,051
  Accounts payable                                                     2,331,815
  Accrued payroll costs                                                  281,733
  Accrued expenses                                                       344,466
  Deferred revenue and prebillings                                       495,707
                                                                    ------------
      Total current liabilities                                        4,206,772
                                                                    ------------

LONG-TERM LIABILITIES
   Notes payable, less current maturities                                 35,460
                                                                    ------------
     TOTAL LIABILITIES                                                 4,242,232
                                                                    ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                              --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 shares issued and outstanding                          20,697,839
  Accumulated deficit                                                (23,029,607)
                                                                    ------------
                                                                      (2,331,768)
                                                                    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  1,910,464
                                                                    ============


See accompanying notes to unaudited consolidated financial statements


                                        PLANGRAPHICS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three Months ended December 31,
                                            (Unaudited)

                                                                          2006            2005
                                                                      ------------    ------------

Revenues                                                              $  1,426,039    $  1,080,069

Cost of sales:
  Direct contract costs                                                    759,243         718,032
  Salaries and employee benefits                                           338,024         344,856
  General and administrative expenses                                      144,461         257,497
  Marketing expenses                                                         6,814          21,068
  Other operating expenses                                                  63,404          58,671
                                                                      ------------    ------------
                    Costs and expenses                                   1,311,946       1,400,124
                                                                      ------------    ------------

                    Operating income (loss)                                114,093        (320,055)
                                                                      ------------    ------------

Other income (expense):
  Other income                                                              27,942          11,703
  Interest expense                                                         (38,155)        (30,539)
                                                                      ------------    ------------
                                                                           (10,213)        (18,836)
                                                                      ------------    ------------

                    Net income (loss)                                      103,880        (338,891)
                                                                      ------------    ------------

  Preferred stock dividend                                                 (15,123)           --
                                                                      ------------    ------------
      Net income (loss) available to common shareholders              $     88,757    $   (338,891)
                                                                      ============    ============

Net income (loss) per common share available to common shareholders
    Basic and diluted income (loss) per common share                  $      0.001    $     (0.003)
                                                                      ------------    ------------

Weighted average number of shares of common stock
  stock outstanding - basic and diluted                                 97,214,418      97,214,418
                                                                      ============    ============


See accompanying notes to unaudited consolidated financial statements


                                 PLANGRAPHICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Three Months ended December 31,
                                     (Unaudited)

                                                                2006          2005
                                                              ---------    ---------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                           $ 103,880    $(338,891)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                60,927       58,671
    Allowance for doubtful accounts                               1,011         --
    Changes in operating assets and liabilities:
      Accounts receivable                                       148,539      126,663
      Prepaid expenses and other                                 18,506        2,874
      Other assets                                               (1,510)      (2,604)
      Accounts payable                                          (83,837)     193,810
      Accrued expenses                                          (92,229)       6,658
      Deferred revenue and prebillings                         (121,311)    (177,851)
                                                              ---------    ---------
        Net cash provided by (used in) operating activities      33,976     (130,670)
                                                              ---------    ---------

Cash flows provided by (used in) investing activities:
  Addition to software for future project use                   (12,477)     (50,380)
  Purchases of equipment                                         (6,925)        --
  Proceeds from sale of Jobview                                    --        198,250
                                                              ---------    ---------
        Net cash provided by (used in) investing activities     (19,402)     147,870
                                                              ---------    ---------

Cash flows used in financing activities:
  Payments on debt                                              (10,000)        --
  Payments on notes payable - related parties                      --        (13,500)
                                                              ---------    ---------
        Net cash used in financing activities                   (10,000)     (13,500)
                                                              ---------    ---------

Net Increase in cash                                              4,574        3,700
Cash and cash equivalents at beginning of period                  1,895        1,428
                                                              ---------    ---------

Cash and cash equivalents at end of period                    $   6,469    $   5,128
                                                              =========    =========


See accompanying notes to unaudited consolidated financial statements

                                          6

                               PLANGRAPHICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Consolidated Financial Statements

The summary of our significant accounting policies is incorporated herein by reference to our annual report of September 30, 2006, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are also herewith advised to read the going concern statement in the report of our Independent Registered Accounting Firm and also the liquidity caution in Note B in our financial statements for the period ended September 30, 2006.

The accompanying unaudited consolidated financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we secured an improved factoring agreement for accounts receivable during January 2006, our viability as a going concern is dependent upon our ability to achieve profitable operations through increased sales and the higher profit margins received from Xmarc sales. During the fiscal years of 1998 through 2006, we have experienced significant operating losses with corresponding reductions in working capital and stockholders' equity. We do not currently have any additional external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially.

To address the going concern issue, management implemented financial and operational plans to improve operating efficiencies, reduce overhead and accelerate cash from our contracts, reduce and eliminate cash losses, and position us for future profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive team, and using attrition of senior and middle management to reduce costs. In August 2006, the Company sold $500,000 of redeemable preferred.

The accompanying unaudited consolidated financial statements for PlanGraphics, Inc. and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. All significant inter-company balances and transactions have been eliminated in our consolidation. We believe that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September 30, 2007. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended September 30, 2006, included in the Company's Annual Report on Form 10-KSB.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

(2) Going Concern Statement

As reported in the financial statements accompanying our annual report on Form 10-KSB for the year ended September 30, 2006, the Company incurred net losses for the years ended September 30, 2006 and 2005. The Company has also suffered recurring losses, has a negative working capital position and a stockholders' deficit. As noted in the auditor's report on our September 30, 2006, financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is reporting net income for the three months ended December 31, 2006, and operations provided cash amounting to $33,976, the Company has a history of recurring losses over the years. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has taken aggressive action to reduce operating costs to the maximum extent possible and has established plans intended to increase the sales of the Company's products and services. Management intends to seek financing to provide funds needed to increase liquidity, fund growth in revenues and to implement its business plan. We need to obtain working capital through additional debt or equity financings or from the sale of certain assets. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected. No assurance can be given that the Company will be able to raise any additional capital.

(3) Accounts Receivable

The components of contract receivable are as follows:

                                       December 31,
                                          2006
                                       ----------
                                       (Unaudited)

Billed                                 $  869,216
Unbilled                                  670,819
                                       ----------
                                        1,540,035
Less allowance for doubtful accounts      101,598
                                       ----------
Accounts receivable, net               $1,438,437
                                       ==========

At December 31, 2006, customers exceeding 10% of billed accounts receivable were international clients in China, 12%, and the New York City Department of Environmental Engineering (NYDEP), 26%. At the same date, a sole customer exceeded 10% of revenue for the quarter, NYDEP, 49%.

At December 31, 2005, clients in China accounted for 18% of billed accounts receivable, the NYDEP 17% and the County of Los Angeles 13%. At the same date, customers exceeding 10% of revenue for the quarter were China, 16%, Los Angeles, 13%, and NYDEP, 12%.

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

Deferred revenue amounted to $495,707 at December 31, 2006 and represents amounts billed in excess of amounts earned.

(3) Lease Obligations

We lease various equipment as well as facilities under operating leases that expire through the year 2012.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, (we had none) based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

There were no options exercised during the period ending December 31, 2006; accordingly, the total intrinsic value of options exercised to date during FY 2007 is $0.

The weighted-average grant date fair value for options granted during FY 2006 was approximately $0.01. No options have been granted during the current fiscal year.

For the three months ended December 31, 2006, net loss and the loss per share include and reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended December 31, 2006 was nil. The expense for stock-based compensation, had there been any, would have been a non-cash expense item.

Because we did not have any unvested options or warrants as of December 31, 2006, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Compensation Plan.

(5) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at December 31, 2006 and 2005, were 15,174,116 and 14,255,639, respectively.

                                         2006         2005
                                      ----------   ----------
                  Options             11,316,904   10,356,760
                  Warrants             3,857,212    3,898,879
                                      ----------   ----------
                  Total outstanding   15,174,116   14,255,639

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                          Quarter ended December 31,
                                              2006         2005
                                           ----------   ----------

Basic EPS share quantity                   97,214,418   97,214,418
Effect of dilutive options and warrants*         --           --
                                           ----------   ----------
Diluted EPS share quantity                 97,214,418   97,214,418


*The closing market price of PGRA on December 31, 2006 was lower than the exercise price of all outstanding options and warrants. Because of that, we assume that none of the outstanding options or warrants would have been exercised and therefore none were included in the computation of diluted earnings per share for the quarter ended December 31, 2006. Further, for the net-loss period ending December 31, 2005 we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.

(6) Supplemental Cash Flow Information

During the three months ended December 31, 2006, and 2005, PlanGraphics paid $34,445 and $11,893, respectively of interest. No payments of taxes were made. The increase in increase payments was a result of increased interest costs from factoring of accounts receivable.

(7)  Foreign Currency Translation

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

(8) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $16.4 million with expirations through 2026. At December 31, 2006, the amount of the net operating loss carryforward balance is estimated at $16.3 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2006 and at December 31, 2006. As a result, no provision or benefit for income tax has been recorded for the three months ended December 31, 2006.

(11) Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial position, results of operations, and cash flows.

(11) Subsequent Events

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

On July 12, 2007 our Master Factoring Agreement with Rockland was extended through June 30, 2008, and effective August 1, 2007 the required minimum volume of transactions was reduced to $250,000 per month.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2006 approximately 67% of our sales were to customers in federal, state and local governments, and utilities; 24% to international customers and the remaining 9% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The percentage of customers changed slightly during the first quarter of FY 2007 as state and local government and utility company revenues increased to 81% and international sales decreased to 13% of total revenues.

o We have a working capital deficit at December 31, 2006, of $2,702,626, and have had recurring net losses in all prior fiscal years back to 1998. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations and to secure needed funding to support operations.

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

     o On July 1, 2007 our Master Factoring Agreement with Rockland was automatically extended through June 30, 2008, and required volume reduced to $250,000 per month.

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

     o Securing financing to support operations by the sale of securities or assets;

     o Changing our revenue mix to increase the amount of higher margin software sales;

     o    Increasing lagging revenue through expanded lead generation and sales;
          and

     o    Attaining net income.


                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of December 31, 2006 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2006, appearing in our FY 2006 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2006 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of payrolls and amounts owed to subcontractors.

Cash Flow

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 1998 through 2006, we experienced significant losses with corresponding reductions in working capital and net worth and do not currently have any additional external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially during the past two years. If we do not have the cash flow necessary to meet our operating and capital requirements, we will be forced to restrict operating expenditures to match available resources or seek additional financing, which may be available only at unfavorable interest rates or not available at all, or the sale of selected assets. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payrolls and payment of subcontractor invoices. As of December 31, 2006, we had a net working capital deficit of ($2,702,626) versus a net working capital deficit of ($2,831,397) at September 30, 2006. This small improvement in working capital resulted from the current period net income.

In the three months ended December 31, 2006, operations provided net cash of $33,976, as compared to $130,670 used in operations during the period ended December 31, 2005. This $164,646 change was primarily a result of the $441,771 change from net loss in the prior year period to net income in the current period.

Our accounts receivable at December 31, 2006, have decreased by $149,550 since September 30, 2006, as we collected accounts. Notes payable with current maturities decreased $10,000 from September 30, 2006 as a result of payment of certain notes.

In the period ended December 31, 2006, investing activities used $19,402 versus $147,870 provided by investing activities during the period ended December 31, 2005. The primary reason for the change was the receipt of amounts due from the sale of our investment in Jobview during the prior year period.

Financing activities in the period ended December 31, 2006, used $10,000 as compared to net cash used of $13,500 in financing activities in the period ended December 31, 2005. The change was a result of payments to related parties in the period ended December 31, 2005, and on certain notes in the period ended December 31, 2006.

Accounts receivable balances at December 31, 2006 and 2005, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Certain delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

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

Capital Resources

Our Master Factoring Agreement with Rockland Credit Finance, LLC ("Rockland") was automatically extended to June 30, 2008.

As of December 31, 2006, our cash and cash equivalents had increased from September 30, 2006 to $6,469.

Operations Outlook

While our factoring agreement (see above) now expires June 30, 2008, and we have raised funds from the sale of our interest in Jobview and of redeemable preferred stock, we expect that our operations will continue to be impacted by liquidity issues through the end of calendar year 2008.

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

We had work backlog and assignments at December 31, 2006, of approximately $5.5 million, all of which was funded. This is a decrease from $13.1 million in our December 31, 2005 report. Our backlog includes projects that may take from three to 48 months to complete.

More recently our backlog and assignments as of May 31, 2007, amount to approximately $3.9 million, all of which is funded. The Company anticipates approximately $2.3 million in additional assignments from clients currently under contract before December 31, 2007.The decrease in backlog and assignments over the past year was caused by the natural drawdown of multi-year contracts, the termination of contracts with a state and local government agency and the transfer of a China based project with associated backlog to a business partner. Delays in the completion of several competitive awards also hampered the process of securing new contracts to replace backlog converted to revenue.

We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice.

Currently, we plan to continue building and leveraging strategic partnerships. We have made substantial progress in positioning PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data and e-government solutions. As an example, the San Francisco Department of Telecommunications and Information Systems awarded us a project during FY 2006 to build out the "hub" of an inter-agency repository for the City and County's Criminal Justice System and we recently deployed a Societal Datamart for Metropolitan Louisville, Kentucky.

We have taken actions to leverage our technical capabilities and reputation in order to improve cash flows and to reduce costs and expenses to the maximum extent possible.

                              Results of Operations

Result of Operations for the three months Ended December 31, 2006

Revenues

Our revenues increased $345,970 or 32% from $1,080,069 for the quarter ended December 31, 2005 to $1,426,039 for the quarter ended December 31, 2006. This increase was caused primarily by the increase in revenues associated with the NYDEP project.

Costs and Expenses

Total costs and expenses for the quarter ended December 31, 2006 amounted to $1,311,946, an $88,178 decrease from the $1,400,124 for the quarter ended December 31, 2005. This 6% decrease is primarily due to more efficient utilization of resources and reduced management costs associated with revenue generation.

Direct contract costs increased by $41,211, or 6%; the increase was primarily related to a 240% increase in subcontractor costs of $325,834 offset by decreases of $153,052 in direct salaries, $109,495 in miscellaneous expenses and decreases totaling $22,076 in a variety of other direct costs. However, the overall 6% increase in direct contract costs was proportionately lower than the 32% increase in revenues.

Salaries and benefits decreased slightly by approximately $6,832, or 2% as a result of attrition experienced in the prior fiscal year. General and administrative expenses decreased $113,036, or 44%, primarily as a result of a $111,337 decrease in overhead costs driven by decreases in rent, audit fee and lodging expenses; marketing expenses decreased further by $14,254, or 67%, as a result of limited budgets; and, finally, other operating costs experienced an increase of $4,733, or 8%, primarily as a result of increased depreciation expenses related Xmarc Version 7 during the current period but absent in the prior year period.

Net Income

On a consolidated basis, we reported operating income of $114,093 for the quarter ended December 31, 2006, as compared to an operating loss of $320,055 in the prior year. This change is attributable to increased revenues during the current quarter coupled with a small decrease in total costs and expenses in the current period.

Interest expense amounted to $38,155 in the current quarter compared with $30,593 during the same period of the prior year; the increase occurred because of increased costs associated with factoring of accounts receivable. Other income increased from the prior year total by $16,239 due to increases in debt forgiveness and in royalties earned.

On a consolidated basis, we are reporting net income of $103,880 for the quarter ended December 31, 2006, as compared to the net loss of $338,891 for the prior year period. The items noted above account for the change to net income.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2007

We reported net income for the three months ended December 31, 2006. Because of losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $16.3 million as of December 31, 2006, versus $16.4 million at September 30, 2006. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended December 31, 2006.

Critical Accounting Policies and Estimates

We do not have any updates to the Critical Accounting Policies disclosed in Item 6, Part Two of our Annual Report on Form 10-KSB for September 30, 2006 and filed with the SEC.

ITEM 3. CONTROLS AND PROCEDURES

Inherent limitations of Control Systems

We maintain appropriate internal controls and disclosure controls, and related procedures, that are designed to ensure that financial and other information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported promptly and properly to meet the current requirements. Such controls and procedures, no matter how well designed and operated, may have inherent limitations in a cost-effective control system, and therefore misstatements due to error or fraud may occur and not be detected. See the expanded discussion in Item 14 of Part Two in our Form 10-KSB for September 30, 2006.

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

As of the date of filing this Form 10-QSB, we have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act for fiscal year 2005. Section 404 requires an annual management report of the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm attest to the accuracy of management's evaluation report. The requirement for management's evaluation of internal controls and the related auditor attestation of the accuracy becomes effective for the Company in the fiscal year ending September 30, 2008.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There has been no change in status to the information reported in our Form 10-KSB for the year ended September 30, 2006.

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1,Section 302 Certification for the principal executive officer, dated September 6, 2007, and filed on page 17 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated September 6, 2007, and filed on page 18 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated September 6, 2007, and filed on page 19 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated September 6, 2007, and filed on page 20, of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLANGRAPHICS, INC.

Dated: September 6, 2007




                                             /S/ Fred Beisser
                                             Frederick G. Beisser
                                             Senior Vice President-Finance,
                                             Secretary & Treasurer
                                             (Principal financial and accounting
                                             officer)