Form 10QSB
period 2007-03-31
PLANGRAPHICS INC
filed 2007-12-03
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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


                  -------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

   97,214,418 shares of common stock were outstanding as of November 30, 2007.

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

Forward-looking statements include, but are not limited to, statements in this Form 10-QSB regarding:

o availability of working capital to meet our immediate cash and liquidity needs;
o    our ability to raise funds through debt and equity financing;
o    estimates regarding our financing needs;
o    our prospects for growth;
o    our ability to reduce costs and expenses
o    the collectibility of our accounts receivable;
o    cancellation of our contracts and order assignments;
o    the continuation of our relationship with the City of New York;
o    the increase in competition and our ability to compete effectively;
o    our ability to take advantage of spatial information technology markets;
o    the strength of our technical expertise and customer service;
o    the potential fluctuation of the market price of our stock;
o the ability of information technology to benefit from geospatial capabilities within their technologies;
o    the potential gross profit margin in information technology;
o the projections regarding our financial results for fiscal years ("FY") 2007 and 2008;
o    fluctuations in exchange rates;
o    the impact of recent accounting pronouncements; and
o    the availability and affordability of alternative lease facilities.

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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the year ended September 30, 2006, (filed with the SEC on Form 10-KSB) under the caption "Item 1. Business - Risk Factors" beginning on page 8, and our other Securities and Exchange Commission filings, and our press releases.

                                Table of Contents







Part I Financial  Information                                                 4


   Item 1. Consolidated Financial Statements (Unaudited)                      4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flows                                     6


    Notes to Unaudited Consolidated Financial Statements                      7


   Item 2. Management Discussion and Analysis                                 11


   Item 3. Controls and Procedures                                            16


Part II Other Information                                                     17


   Item 1. Legal Proceedings                                                  17


   Item 6.  Exhibits                                                          17


   Signature Page                                                             18


   Exhibits                                                                   19


Part I Financial Information
Item 1. Financial Statements

                               PLANGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                      March 31,
                                                                        2007
                                                                    ------------
      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $      2,313
  Accounts receivable                                                  1,595,518
  Prepaid expenses and other                                              37,643
                                                                    ------------
      Total current assets                                             1,635,474
                                                                    ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                367,515
                                                                    ------------
                                                                         367,515
    Less accumulated depreciation and amortization                       326,820
                                                                    ------------
                                                                          40,695
                                                                    ------------

OTHER ASSETS
  Software development costs, net of accumulated
     amortization of $563,262                                            327,617
  Other                                                                   10,253
                                                                    ------------
                                                                         337,870
                                                                    ------------

      TOTAL ASSETS                                                  $  2,014,039
                                                                    ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par
   value, 500 shares issued and outstanding at March 31, 2007       $    500,000
  Notes payable - current maturities                                     221,134
  Accounts payable                                                     2,552,537
  Accrued payroll costs                                                  293,413
  Accrued expenses                                                       358,728
  Deferred revenue and prebillings                                       519,295
                                                                    ------------
      Total current liabilities                                        4,445,107
                                                                    ------------

LONG-TERM LIABILITIES
   Notes payable, less current maturities                                 35,460
                                                                    ------------
      TOTAL LIABILITIES                                                4,480,567
                                                                    ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                              --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 shares issued and outstanding                          20,697,839
  Accumulated deficit                                                (23,164,367)
                                                                    ------------
      Total Stockholders' Deficit                                     (2,466,528)
                                                                    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  2,014,039
                                                                    ============


See accompanying notes to unaudited consolidated financial statements


                                             PLANGRAPHICS, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                            For the three and six month periods ended March 31,

                                                     Six months ended               Three months ended
                                               ----------------------------    ----------------------------
                                                   2007            2006            2007            2006
                                               ------------    ------------    ------------    ------------

Revenues                                       $  2,295,789    $  2,117,043    $    869,751    $  1,036,974

Costs and expenses
  Direct contract costs                           1,271,401       1,464,439         512,158         746,407
  Salaries and employee benefits                    678,684         677,507         340,660         332,651
  General and administrative expenses               300,003         490,935         155,542         233,438
  Marketing expenses                                 14,767          42,313           7,953          21,245
  Recovery of bad debt                              (95,497)           --           (95,497)           --
  Other operating expenses                          117,323         122,958          53,919          64,287
                                               ------------    ------------    ------------    ------------
                Total costs and expenses          2,286,681       2,798,152         974,735       1,398,028
                                               ------------    ------------    ------------    ------------

                Operating income (loss)               9,108        (681,109)       (104,984)       (361,054)
                                               ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                       38,646          88,884          10,704          77,181
  Interest expense                                  (63,841)        (65,575)        (25,686)        (35,036)
                                               ------------    ------------    ------------    ------------
                                                    (25,195)         23,309         (14,982)         42,145
                                               ------------    ------------    ------------    ------------

                Net loss                       $    (16,087)   $   (657,800)   $   (119,966)   $   (318,909)
                                               ------------    ------------    ------------    ------------

Preferred stock dividend                       $    (29,917)   $       --      $    (14,794)   $       --
                                               ------------    ------------    ------------    ------------
                Net loss available to common
                  shareholders                 $    (46,004)   $   (657,800)   $   (134,760)   $   (318,909)

Basic and diluted loss per common share        $     (0.000)   $     (0.007)   $     (0.001)   $     (0.003)
                                               ============    ============    ============    ============

Weighted average number of shares of common
  stock outstanding - basic and diluted          97,214,418      97,214,418      97,214,418      97,214,418
                                               ============    ============    ============    ============



See accompanying notes to unaudited consolidated financial statements


                               PLANGRAPHICS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                           Six Months ended March 31,

                                                                 2007         2006
                                                              ---------    ---------
Cash flows provided by (used in) operating activities:
  Net loss                                                    $ (16,087)   $(657,800)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Allowance for doubful accounts                              (94,484)        --
    Depreciation and amortization                               114,844      117,677
    Changes in operating assets and liabilities
      Accounts receivable                                        86,954      (94,386)
      Prepaid expenses and other                                 40,104       21,959
      Other assets                                                 (837)          67
      Accounts payable                                          122,091      605,401
      Accrued expenses                                          (66,287)      93,650
      Deferred revenue and prebillings                          (97,723)    (168,087)
                                                              ---------    ---------
        Net cash provided by (used in) operating activities      88,575      (81,519)
                                                              ---------    ---------

Cash flows provided by (used in) investing activities:
  Purchases of equipment                                        (13,383)      (7,425)
  Proceeds from sale of investment in Jobview                      --        198,250
  Addition to software held for future use                      (32,858)    (102,991)
                                                              ---------    ---------
        Net cash provided by (used in) investing activities     (46,241)      87,834
                                                              ---------    ---------

Cash flows used in financing activities:
  Proceeds from debt                                               --         11,500
  Payments on debt                                              (41,916)        --
  Payments on note payable - related parties                       --        (18,000)
  Payments on obligations under capital lease                      --           --
                                                              ---------    ---------
        Net cash used in financing activities                   (41,916)      (6,500)
                                                              ---------    ---------

Net increase (decrease) in cash                                     418         (185)
Cash and cash equivalents at beginning of year                    1,895        1,428
                                                              ---------    ---------

Cash and cash equivalents at end of period                    $   2,313    $   1,243
                                                              =========    =========


See accompanying notes to unaudited consolidated financial statements


                               PLANGRAPHICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

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

To address the going concern issue, management implemented financial and operational plans to improve operating efficiencies, reduce overhead and accelerate cash from our contracts, reduce and eliminate cash losses, and position us for future profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive team, and using attrition of senior and middle management to reduce costs. In
August 2006, the Company sold $500,000 of redeemable preferred stock to moderate cash flow constraints.

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

The Company is reporting a net loss for the six months ended March 31, 2007, and operations provided cash amounting to $88,574 during the period; also, the Company has a history of recurring losses over the years. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(3) Accounts Receivable

The components of contract receivable are as follows:

                                        March 31,
                                          2007
                                       -----------
                                        Unaudited

Contract receivables:
   Billed                              $   974,561
   Unbilled                                627,058
                                       -----------
                                         1,601,619
Less allowance for doubtful accounts        (6,101)
                                       -----------
Accounts receivable, net               $ 1,595,518



At March 31, 2007, customers exceeding 10% of billed accounts receivable were the New York City Department of Environmental Protection (NYDEP), 26% and international clients in China, 35% (in the aggregate), At the same date, customers exceeding 10% of revenue for the quarter were NYDEP, 26%, and the Italian Ministry of Finance 10%.

At March 31, 2006, customers exceeding 10% of billed accounts receivable were New York State office of Technology, 34% and international clients in China, 17%. At the same date, customers exceeding 10% of revenue for the quarter were NYCDEP, 17%, Los Angeles County Information Technology, 17%, and Genutec, 11%.

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

Deferred revenue amounted to $519,295 at March 31, 2007 and represents amounts billed in excess of amounts earned. These amounts are offset by work in progress which represents work completed but not yet invoiced but included in Accounts
Receivable, typically pending completion of payment milestones. As of March 31, 2007 the net work in progress was $101,663.

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

There were no options exercised during the period ending March 31, 2007;
accordingly, the total intrinsic value of options exercised to date during FY
2007 is $0.

The weighted-average grant date fair value for options granted during FY 2006 was approximately $0.01. No options have been granted during the current fiscal year.

For the three and six month periods ended March 31, 2007, net loss and the loss per share include and reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three and six month periods ended March 31, 2007 was nil. The expense for stock-based compensation, had there been any, would have been a non-cash expense item.

Because we did not have any unvested options or warrants as of March 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Compensation Plan.

(5) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at March 31, 2007 and 2006, were 11,254,904 and 15,174,116, respectively.

                                         2007         2006
                                      ----------   ----------
                  Options             11,254,904   11,316,904
                  Warrants                  --      3,857,212
                                      ----------   ----------
                  Total outstanding   11,254,904   15,174,116


The following is a reconciliation of the number of shares used in the Basic
Earnings Per Share ("EPS") and Diluted EPS computations:



                                                        Periods ending March 31,
                                                 Six months                Three months
                                           ----------   ----------   ----------   ----------
                                              2007         2006         2007         2006

Basic EPS share quantity                   97,214,418   97,214,418   97,214,418   97,214,418
Effect of dilutive options and warrants*         --           --           --           --
                                           ----------   ----------   ----------   ----------
Dilutted EPS share quantity                97,214,418   97,214,418   97,214,418   97,214,418


*The closing market price of PGRA on March 31, 2007, was lower than the exercise price of all outstanding options and warrants. Because of that, we assume that none of the outstanding options or warrants would have been exercised and therefore none were included in the computation of diluted earnings per share for the periods ended March 31, 2007. Further, for the net-loss periods we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.

(6) Supplemental Cash Flow Information

During the six months ended March 31, 2007, PlanGraphics paid $65,823 of interest compared to $48,765 as of the date in the prior year. No payments of taxes were made.

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

(8) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of approximately $16.4 million with expirations through 2026. At March 31, 2007, the amount of the net operating loss carryforward balance is estimated at $16.3 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2006 and at March 31, 2007. As a result, no provision or benefit for income tax has been recorded for the period ended March 31, 2007.

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

(11) Subsequent Events

On July 1, 2007 our Master Factoring Agreement with Rockland was extended through June 30, 2008, and effective August 1, 2007 the required minimum volume of transactions was reduced to $250,000 per month.



                                       10

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

    PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2006 approximately 67% of our sales were to customers in federal, state and local governments, and utilities; 24% to international customers and the remaining 9% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers remained constant through the second quarter of 2007.

o We have a working capital deficit at March 31, 2007, of $2,809,633, and have had recurring net losses in all prior fiscal years back to 1998. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.

o    Management's foremost challenge is coping with limited cash flows.

     o The Company depends on internal cash flow to support operations. Internal cash flow is affected significantly by customer contract terms, delays in foreign currency transfers and our progress achieved on projects.

     o Management continues to carefully manage payments and from time to time has borrowed funds from officers to meet temporary working capital shortages.

     o In January 2006 we entered into an extension of our Master Factoring Agreement with Rockland which has since been extended through June 30, 2008, and the required monthly volume reduced to $250,000 per month. Rockland initially pays us 85% of face value the amount paid on invoices submitted.

     o We have reduced our general and administrative expenses by reducing occupancy costs, constraining overhead and administrative costs and streamlining our management and production teams.

o As a result of our very constrained cash flows, we sometimes delay payments to subcontractors and suppliers. From time to time we have delayed management and employee payrolls as well as delayed payments to subcontractors and suppliers. Similarly, in prior fiscal years we have experienced the departure of certain technical employees, reduced availability of subcontractors and increased legal costs related to negotiating work-out agreements and settlements with creditors.

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

     o Our consulting and implementation practice operates nationally and abroad. We are also pursuing opportunities related to executive dashboards, emergency preparedness and public safety throughout the U.S.

o    We believe the critical factors for the future success of PlanGraphics are:

o    Achieving positive cash flows from operations by controlling costs;

o    Securing financing arrangements to fund operations;

o Changing our revenue mix to increase the amount of higher margin software sales;

o    Increasing lagging revenue through expanded lead generation and sales; and

o    Attaining net income.


                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of March 31, 2007 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2006, appearing in our FY 2006 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2006 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of payrolls and amounts owed to subcontractors.

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

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payrolls and payment of subcontractor invoices. As of March 31, 2007, we had a net working capital deficit of ($2,809,633) versus a net working capital deficit of ($2,831,397) at September 30, 2006. This small improvement in working capital resulted from net income in the first quarter of the fiscal year.

In the six months ended March 31, 2007, operations provided net cash of $88,574, as compared to $81,519 used by operations during the period ended March 31, 2006. This $170,093 change was primarily a result of improved operations at lower cost on higher revenue resulting in operating income during the current period.

Our accounts receivable at March 31, 2007, increased slightly by $7,531 since September 30, 2006. Notes payable with current maturities decreased $41,917 from September 30, 2006, as a result of payments of certain notes.

In the period ended March 31, 2007, investing activities used $46,241 while it provided $87,834 during the period ended March 31, 2006. The primary reason for the change was that prior year amounts included proceeds from the sale of our investment in Jobview.

Financing activities in the period ended March 31, 2007, used $41,916 as compared to net cash used of $6,500 in financing activities in the period ended March 31, 2006. The primary cause was the payment of certain notes.

Accounts receivable balances at March 31, 2007 and 2006, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Certain delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

As of March 31, 2007, our billed contract accounts receivable were $974,561 and we had an allowance for uncollectable accounts of $6,101. At the end of the current quarter billed receivables in arrears greater than 60 days increased from $488,495 at September 30, 2006, to $721,368, reflecting typically slow payments from several of our international clients; the majority have been subsequently collected. Two domestic clients accounted for more than $417,000 at March 31, 2007. As of September 5, 2007 billed receivables in arrears greater than 60 days decreased to $82,379, reflecting client payments.

The elevated levels of aged accounts receivable we experience periodically, coupled with the need to finance projects with cash from operations, places severe cash flow constraints on the Company requiring it to very closely manage its expenses and payables. We offset some of this constraint by our terms with subcontractors requiring that payments to them for services mirror payments from clients. From time to time we have also borrowed funds from officers to meet working capital needs.

Capital Resources

We entered into a First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective January 9, 2006. The Amendment has been amended on several occasions and most recently extended to June 30 2008, and reduced the required volume of financed receivables to a three month average of $250,000 per month.

As of March 31, 2007, our cash and cash equivalents had increased slightly from September 30, 2006, to $2,213.

Operations Outlook

While we now have secured an improved new factoring arrangement (see above) and have raised funds from the sale of redeemable preferred stock in August 2006, we expect that our operations will continue to be impacted by liquidity issues through the end of calendar year 2007.

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

We believe our purchase of the XMARC intellectual property and spatial integration software components provides us with increased access with additional solution architectures to federal, state and local government clients in addition to commercial enterprises. We have continued to build revenue from maintenance of existing XMARC systems already in the field resulting from additional licensing of Xmarc and STEPs, a derivative product. Recurring revenue from Xmarc based products now exceeds $600,000 per annum.

As of March 31, 2007, we had work backlog and assignments of approximately $4.8 million, a decrease from the $8.5 as of March 31, 2006. All of the backlog at March 31, 2007 and March 31, 2006 was funded. Xmarc and derivative product licensing sales do not enter our backlog data, although maintenance and value added reseller fees are included. More recently at August 31, 2007, we had backlog of $3.7 million and all of it was funded.

The decrease in backlog and assignments from March 31, 2006 was caused by the drawdown of multi-year contracts, the transfer of a China based project to a business partner and delays in the completion of several competitive awards also hampered the process of securing new contracts to replace backlog converted to revenue.

We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice.

The Board of Directors continues to actively explore a broad range of strategic alternatives for PlanGraphics, Inc. and retained Guilford Securities in October 2006 to provide advisory services on such efforts.

We have made progress in positioning ourselves as a provider of Internet-accessible data repositories, executive dashboards and data warehousing that leverage spatial data through portals. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Currently, we plan to grow internally through strategic alliances that enhance shareholder value and joint marketing initiatives that allow us to increase business with our limited resources while continuing to examine a diverse range of options to enhance shareholder value, including the sale of operating assets, the licensing of intellectual property and merger and acquisition opportunities.

                              Results of Operations

Result of Operations for the three months Ended March 31, 2007

Revenues

Our revenues decreased $167,233 or 16% to $869,751 for the quarter ended March 31, 2007 from $1,036,974 for the quarter ended March 31, 2006. This decrease was caused by the winding down of certain projects, by reduced activities on open contracts and by a lower number of active contracts in the 2007 period.

Costs and Expenses

Total costs and expenses for the quarter ended March 31, 2007 amounted to $974,735, a decrease of $423,293 from $1,398,028 for the quarter ended March 31, 2006. This 30% decrease exceeds the 16% decrease in revenue noted above.

Direct contract costs decreased by $234,249, or 31%; the decrease was primarily related to a 33% decrease in direct salaries and an 81% decrease in other costs due to adjustments in vendor and subcontractor billings. However, the overall percent decrease in direct contract costs well exceeded the 16% decrease in revenues.

Salaries and benefits increased slightly by approximately $8,009, or 2%. General and administrative expenses decreased by $77,896, or 33%, due to decreases in rent resulting from downsized facilities and decreases in software licenses and maintenance expenses; marketing expenses decreased further by $13,292, or 63%, due to prioritization of cash expenditures and a shift in marketing strategy; and other operating costs experienced a decrease of $10,368 because of decreased depreciation and amortization. In addition, during the current period the Company recovered $95,497 of bad debt expense recorded in the prior year.

Net loss

On a consolidated basis, our operating loss for the quarter ended March 31, 2007 was $104,984, an improvement of $256,070 over the prior year operating loss of $361,054. This change is attributable to the decrease in total cost and expenses during the current quarter well exceeding the decrease in revenue.

Interest expense amounted to $25,686 in the current quarter and compares favorably with $35,036 during the same period of the prior year; the decrease occurred because of reduced interest on notes payable. Other income decreased from the prior year total by $66,477 as a result of the absence of one-time distribution from our investment in Jobview.

On a consolidated basis, we incurred a net loss of $119,966 for the quarter ended March 31, 2007 as compared to the net loss of $318,909 for the prior year period. The impacts noted above account for the decrease in the net loss.

Result of operations for the six months ended March 31, 2007

Revenues

Our revenues increased $178,746 or 8% from $2,117,043 for the six month period ended March 31, 2006 to $2,295,789 for the period ended March 31, 2007. This increase was caused by an increase in revenues from the XMARC product line.

Costs and Expenses

Total costs and expenses for the period ended March 31, 2007 amounted to $2,286,681, a decrease of $511,471, or 18%, compared to $2,798,152 for the period ended March 31, 2006. While costs and expenses decreased, revenues increased by approximately 8% during the period. The decrease in costs and expenses is related to the items noted in the following paragraph.

Direct contract costs decreased $193,038 or 13% slightly more than the decrease in revenue. Salaries and benefits increased slightly by approximately $1,177. General and administrative expenses decreased by $190,932, or 39%, caused mostly by decreases in rent from downsized facilities and decreases in lodging and software licenses and maintenance costs; marketing expense decreased further by $27,546, or 65%, as a result of prioritization of cash expenditures and increased reliance on business partners for business development, other operating costs decreased by approximately 5% due to decreased depreciation and amortization. Additionally, during the current period the Company recovered $95,497 of bad debt expense recorded in the prior year.

Net Income/Loss

On a consolidated basis, we had operating income for the six month period ended March 31, 2007 of $9,108, an improvement from the prior year operating loss of $681,109. This change is attributable to increased revenues during the current period coupled with the 18% decrease in total costs and expenses.

Interest expense amounted to $63,841 in the current six month period and compares favorably with $65,575 during the same period of the prior year. Other income decreased from the prior year total by $50,238 as a result of the absence of a distribution from an investment during the current year period.

On a consolidated basis, we incurred a net loss of $16,087 for the six months ended March 31, 2007, as compared to the net loss of $657,800 for the prior year period. The impacts noted above account for the significant decrease in the net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2007

We reported a small net loss for the six months ended March 31, 2007. Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $16.3 million as of March 31, 2007, versus $15.4 million at September 30, 2006. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the six months ended March 31, 2007.

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


As of the date of filing this Form 10-QSB, we have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act for fiscal year 2008. Section 404 requires an annual management report of the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm attest to the accuracy of management's evaluation report effective with our fiscal year ending September 30, 2009.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

There has been no change in status to the information reported in our Form 10-KSB for the year ended September 30, 2006.

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1,Section 302 Certification for the principal executive officer, dated December 3, 2007, and filed on page 19 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated December 3, 2007, and filed on page 20 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated December 3, 2007, and filed on page 21 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated December 3, 2007, and filed on page 22 of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLANGRAPHICS, INC.

Dated: December 3, 2007




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