Form 10QSB
period 2007-06-30
PLANGRAPHICS INC
filed 2007-12-03
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007.

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


                   ------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                Table of Contents







Part I Financial Information                                                  4


   Item 1. Consolidated Financial Statements (Unaudited)                      4


    Consolidated Balance Sheet                                                4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flows                                     6


    Notes to Unaudited Consolidated Financial Statements                      7


   Item 2. Management Discussion and Analysis                                 12


   Item 3. Controls and Procedures                                            17


Part II Other Information                                                     18


   Item 1. Legal Proceedings                                                  18


   Item 6.  Exhibits                                                          18


   Signature Page                                                             19


   Exhibits                                                                   20


Part I Financial Information
Item 1. Financial Statements

                               PLANGRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       June 30,
                                                                         2007
                                                                     ------------
      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $     60,250
  Accounts receivable, net                                              1,173,911
  Prepaid expenses and other                                               45,506
                                                                     ------------
      Total current assets                                              1,279,667
                                                                     ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                 367,515
    Less accumulated depreciation and amortization                        333,040
                                                                     ------------
                                                                           34,475
                                                                     ------------

OTHER ASSETS
  Software devlopment costs, net of accumulated
     amortization of $609,914                                             315,982
  Other                                                                    10,345
                                                                     ------------
                                                                          326,327
                                                                     ------------

      TOTAL ASSETS                                                   $  1,640,469
                                                                     ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par
    value, 500 shares issued and outstanding                         $    500,000
  Notes payable - current maturities                                      193,316
  Accounts payable                                                      2,553,590
  Accrued payroll costs                                                   238,069
  Accrued expenses                                                        233,085
  Deferred revenue and prebillings                                        281,273
                                                                     ------------
      Total current liabilities                                         3,999,333
                                                                     ------------

LONG-TERM LIABILITIES
   Notes payable, less current maturities                                  35,460
                                                                     ------------
      Total long-term liabilities                                          35,460
                                                                     ------------
      TOTAL LIABILITIES                                                 4,034,793
                                                                     ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                               --
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 shares issued and outstanding                           20,697,839
  Accumulated deficit                                                 (23,092,163)
                                                                     ------------
      Total Stockholders' Deficit                                      (2,394,324)
                                                                     ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  1,640,469
                                                                     ============


See accompanying notes to unaudited consolidated financial statements


                                          PLANGRAPHICS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                          For the three and nine month periods ended June 30,


                                                 Nine months ended               Three months ended
                                            ----------------------------    ----------------------------
                                                2007            2006            2007            2006
                                            ------------    ------------    ------------    ------------

Revenues                                    $  3,339,735    $  3,080,096    $  1,043,946    $    963,053

Costs and Expenses:
  Direct contract costs                        1,804,031       2,160,077         532,631         695,638
  Salaries and employee benefits                 961,209       1,023,402         282,524         345,895
  General and administrative expenses            376,931         696,692          76,928         205,757
  Marketing expenses                              19,788          57,015           5,021          14,702
  Other operating expenses                        74,697         173,435          52,871          50,477
  Impairment of goodwill                            --           240,000            --           240,000
                                            ------------    ------------    ------------    ------------
         Total costs and expenses              3,236,656       4,350,621         949,975       1,552,469
                                            ------------    ------------    ------------    ------------

         Operating income (loss)                 103,079      (1,270,525)         93,971        (589,416)
                                            ------------    ------------    ------------    ------------

Other income (expense):
  Other income                                    62,074         101,344          23,427          12,460
  Interest expense                               (94,076)       (107,073)        (30,235)        (41,498)
                                            ------------    ------------    ------------    ------------
                                                 (32,002)         (5,729)         (6,808)        (29,038)
                                            ------------    ------------    ------------    ------------

         Net Income (loss)                  $     71,077    $ (1,276,254)   $     87,163    $   (618,454)
  Preferred stock dividend                       (44,876)           --           (14,959)           --

         Net income (loss) available to
            common shareholders             $     26,201    $ (1,276,254)   $     72,204    $   (618,454)
                                            ============    ============    ============    ============

Basic and diluted income (loss)
  per common share                          $       0.00    $      (0.01)   $       0.00    $      (0.01)
                                            ============    ============    ============    ============

Weighted average number of shares of
  common stock outstanding for:

Basic and diluted income (loss per share)     97,214,418      97,214,418      97,214,418      97,214,418
                                            ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements


                                   PLANGRAPHICS, INC.
                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                               Nine Months ended June 30,

                                                                  2007           2006
                                                              -----------    -----------
Cash flows provided by operating activities:
  Net income (loss)                                           $    71,077    $(1,276,254)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                               167,716        173,435
      Stock-based compensation                                       --            9,721
      Impairment of goodwill                                         --          240,000
    Changes in operating assets and liabilities
      Accounts receivable                                         414,076        910,910
      Prepaid expenses and other                                   32,240         29,510
      Other assets                                                   (929)         5,803
      Accounts payable                                            108,185        156,758
      Accrued expenses                                           (247,273)        90,629
      Deferred revenue and prebillings                           (335,745)      (332,602)
                                                              -----------    -----------
        Net cash provided by operating activities                 209,347          7,910
                                                              -----------    -----------

Cash flows used in investing activities:
  Purchases of equipment                                          (13,383)        (7,425)
  Proceeds from sale of investment in Jobview                        --          198,250
  Addition to software held for future use                        (67,875)      (154,737)
                                                              -----------    -----------
        Net cash provided by (used in) investing activities       (81,258)        36,088
                                                              -----------    -----------

Cash flows used in financing activities:
  Proceeds from debt                                                 --           11,500
  Payments on debt                                                (69,734)       (34,291)
  Payments on note payable - related parties                         --          (18,000)
                                                              -----------    -----------
        Net cash used in financing activities                     (69,734)       (40,791)
                                                              -----------    -----------

Net increase in cash                                               58,355          3,207
Cash and cash equivalents at beginning of year                      1,895          1,428
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $    60,250    $     4,635
                                                              ===========    ===========


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

The accompanying unaudited consolidated financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
While we secured an improved factoring agreement for accounts receivable during January 2006, our viability as a going concern is dependent upon our ability to maintain and increase profitable operations through increased sales and the higher profit margins received from Xmarc sales. During the fiscal years of 1998 through 2006, we have experienced significant operating losses with corresponding reductions in working capital and stockholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially.

To address the going concern issue, management implemented financial and operational plans to improve operating efficiencies, reduce overhead and accelerate cash from our contracts, reduce and eliminate cash losses, and position us for future profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive team, and using attrition of senior and middle management to reduce costs. In
August 2006, the Company sold $500,000 of redeemable preferred stock to offset constrained cash flows.

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

(2) Going Concern Statement

As reported in the consolidated financial statements accompanying our annual report on Form 10-KSB for the year ended September 30, 2006, the Company incurred net losses for the years ended September 30, 2006 and 2005. The Company has also suffered recurring losses, has a negative working capital position and a stockholders' deficit. As noted in the auditor's report on our September 30, 2006, financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

For the nine months ended June 30, 2007, the Company is reporting net income of $71,077 and cash provided by operations amounted to $209,347, improvements over the same period of the prior year; however, the Company has had a history of net losses over the years. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has taken aggressive action to reduce operating costs to the maximum extent possible and has established plans intended to increase the sales of the Company's products and services. Management intends to seek financing to provide funds needed to increase liquidity, fund growth in revenues and to implement its business plan. We intend to secure working capital through additional debt or equity financings or from the sale of certain assets. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected. No assurance can be given that the Company will be able to raise any additional capital.

(3) Accounts Receivable

The components of contract receivable are as follows:

                                           June 30,
                                             2007
                                         -----------
                                          Unaudited

  Contract receivables:

     Billed receivables                  $   816,965
     Unbilled                                363,047
                                         -----------
                                           1,180,012
  Less allowance for doubtful accounts        (6,101)
                                         -----------
  Accounts receivable, net               $ 1,173,911
                                         ===========


At June 30, 2007, customers exceeding 10% of billed accounts receivable were New
York City Department of Environmental Engineering (NYDEP), 32%, Hunter College,
14%, and Panzhihua Municipal Planning Office (China), 13%. At the same date, customers exceeding 10% of revenue for the quarter were NYDEP, 27%, Hunter
College, 14%, San Francisco Department of Technology and Information
Systems,12%.

At June 30, 2006, customers exceeding 10% of billed accounts receivable were international clients in China, 27%, and the New York City Department of Environmental Engineering (NYDEP), 22%. At the same date, customers exceeding
10% of revenue for the quarter were County of Los Angeles, 16%, and NYDEP, 32%.

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

Deferred revenue amounted to $281,273 at June 30, 2007, and represents amounts billed in excess of amounts earned. These amounts are offset by work in progress which represents work completed but not yet invoiced but included in Accounts
Receivable, typically pending completion of payment milestones. As of June 30, 2007, the net work in progress was $81,773.

(3) Lease Obligations

We lease various equipment as well as facilities under operating leases that expire through the year 2012.

(4) Stock-Based Compensation.

We adopted the provisions of SFAS No. 123R, Share Based Payment, effective
January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards.


Prior to January 1, 2006, we accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, and related interpretations as permitted by "Accounting for Stock-Based
Compensation" ("SFAS No. 123"). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R , Share Based Payment, using the modified prospective transition method, and therefore we have not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the periods ended June 30, 2007, would include compensation expense for all stock-based compensation awards granted but not yet fully exercisable, prior to January 1, 2006; all of our preexisting awards were already fully vested as of that date. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No.
123R. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options. All outstanding options are fully vested.

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

We granted options to acquire 3,722,144 and 972,144 shares of common stock during the quarters ended June 30, 2007 and 2006, respectively, of these nine month periods.

The fair value of the options granted in the nine-month periods ended June 30, 2007 and 2006, (including the pro forma disclosure for adjusted net loss, above) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

                                           2007                   2006
                                      ---------------        --------------
Dividend yield                             0.00%                  0.00%
Expected volatility                        1.31%                 120-140
Risk free interest rates                   4.94%                  2.75%
Expected lives                            5 years                5 years


The weighted-average grant date fair value for options granted during 2007 and 2006 was approximately $0.00 and $0.01, respectively.







Stock Options                                  Shares               Range of         Weighted-average
                                               Underlying           Exercise         option price
                                               Options              Prices           per share
------------------------------------------------------------------------------------------------------

Options outstanding at October 1, 2006             11,316,904       $0.015-0.170          $ 0.039

Options granted                                     3,722,144       $0.0048-0.014         $ 0.012

Options exercised                                           -       $      -              $   -

Options canceled/expired                            4,861,258        0.030-0.070          $ 0.055
                                               ---------------      -------------    -----------------

Options outstanding at June 30, 2007               10,177,790                             $ 0.023

                                               ===============                       =================

                                               ===============                       =================
Options exercisable at June 30, 2007               10,177,790                             $ 0.023
                                               ===============                       =================


There were no options exercised during the period ending June 30, 2007;
accordingly, the total intrinsic value of options exercised to date during 2007 is $0.


The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for all options outstanding at June 30, 2007 is presented below:

                                               Weighted-average
     Range of                                     Remaining           Weighted-average
     Exercise Prices         Shares            Contractual Life        Exercise Price
     ----------------------------------------------------------     ---------------------
     $0.0048-$0.040            10,177,790            2.4                   $ 0.023

                             -------------                          ---------------------
                               10,177,790                                  $ 0.023
                             =============                          =====================


For the nine months ended June 30, 2007 and 2006, net income (loss) and the income (loss) per share reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended June 30, 2007 and 2006, was $0 and $9,721, respectively. The expense for stock-based compensation is a non-cash expense item.

Because we did not have any unvested options or warrants as of June 30, 2007, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.

(5) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at June 30, 2007 and 2006, were 10,177,790 and 15,144,146, respectively.

                                         2007         2006
                                      ----------   ----------
                  Options             10,177,790   11,286,904
                  Warrants                  --      3,857,212
                                      ----------   ----------
                  Total outstanding   10,177,790   15,144,146



The following is a reconciliation of the number of shares used in the Basic
Earnings Per Share ("EPS") and Diluted EPS computations:

                                                         Periods ending June 30,
                                                 Nine months              Three months
                                           -----------------------   -----------------------
                                              2007         2006         2007         2006

Basic EPS share quantity                   97,214,418   97,214,418   97,214,418   97,214,418
Effect of dilutive options and warrants*         --           --           --           --
                                           ----------   ----------   ----------   ----------
Dilutted EPS share quantity                97,214,418   97,214,418   97,214,418   97,214,418


*The closing market price of PGRA on June 30, 2007 was lower than the exercise price of all outstanding options and warrants. Because of that, we assume that none of the outstanding options or warrants would have been exercised and therefore none were included in the computation of diluted earnings per share for periods ended June 30, 2007. Further, for the net-loss periods we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.

(6) Supplemental Cash Flow Information

During the nine months ended June 30, 2007, PlanGraphics paid $89,863 of interest. No payments of taxes were made.

(7)  Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the actual rate of exchange incurred for each transaction during the period. The total of all foreign currency transactions and translation adjustments were considered to be insignificant as of the end of the reporting period.

(8) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $16.4 million with expirations through 2026. At June 30, 2007, the amount of the net operating loss carryforward balance is estimated at $16.3 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2006 and at June 30, 2007.
As a result, no provision or benefit for income tax has been recorded for the three months ended June 30, 2007.

(9) Recently Issued Accounting Pronouncements

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

(10) Subsequent Events

Effective July 1, 2007 our Master Factoring Agreement with Rockland was extended through June 30, 2008, and effective August 1, 2007 the required minimum volume of transactions was reduced to $250,000 per month.

We settled the Langley litigation. On September 7, 2006, in Michael L. Langley vs. PlanGraphics Inc., a former employee filed a lawsuit in Franklin Circuit
Court, Division II, in Kentucky, asserting that we had terminated his employment for convenience and therefore he was due certain severance, performance bonus, salary, expense and other payments. The Company entered into an acceptable settlement and the case was dismissed with prejudice on August 17, 2007. See also Legal Proceedings in Part II, Item 1, below.

                                       11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2006 approximately 67% of our sales were to customers in federal, state and local governments, and utilities; 24% to international customers and the remaining 9% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers remained constant through the third quarter of 2007.

o We have a working capital deficit at June 30, 2007, of $2,719,666, and have had recurring net losses in all prior fiscal years back to 1998. The viability of PlanGraphics is dependent upon our ability to maintain and increase profitability in future operations.

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

     o Our Master Factoring Agreement with Rockland has been extended through June 30, 2008, and the required monthly volume reduced to $250,000 per month.

     o We have reduced our general and administrative expenses by reducing occupancy costs, constraining overhead and administrative costs and streamlining our management and production teams.

o As a result of our very constrained cash flows, we sometimes delay payments to subcontractors and suppliers. From time to time, we have delayed management and employee payrolls as well as delayed payments to subcontractors and suppliers. We have also experienced the departure of certain technical employees, reduced availability of subcontractors and increased legal costs related to negotiating work-out agreements and settlements with creditors.

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

     o Maintaining and increasing positive cash flows from operations by controlling costs;

     o    Securing financing arrangements to fund operations;

     o Changing our revenue mix to increase the amount of higher margin software sales;

     o    Increasing lagging revenue through expanded lead generation and sales;
          and

     o    Maintaining and increasing net income.



                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of June 30, 2007 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2006, appearing in our FY 2006 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2006 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of payrolls and amounts owed to subcontractors.

Cash Flow

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 1998 through 2006, we experienced significant losses with corresponding reductions in working capital and net worth, excluding the impact of certain one time gains. Our revenues and backlog have also decreased substantially during the past two years. If we are unable to maintain and increase cash flow necessary to meet our operating and capital requirements, we will be forced to restrict operating expenditures to match available resources or seek additional financing, which may be available only at unfavorable interest rates or not available at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payment of subcontractor invoices. As of June 30, 2007 we had a net working capital deficit of ($2,719,666) versus a net working capital deficit of ($2,831,397) at September 30, 2006. This small improvement in working capital resulted from the net income.

In the nine months ended June 30, 2007, operations provided net cash of $209,347, as compared to $7,910 provided by operations during the period ended June 30, 2006. This $201,437 change was primarily a result of the decrease in our accounts receivable balance coupled with achieving net income.

Our accounts receivable at June 30, 2007, have decreased by $414,076 since September 30, 2006, as we collected accounts. Notes payable with current maturities decreased by $69,734 from September 30, 2006 as a result of the payment of certain notes while accounts payable grew by $153,061 during the same period.

In the period ended June 30, 2007, investing activities used $81,258 while it provided $36,088 in investing activities during the period ended June 30, 2006. The primary reason for the change was the receipt of amounts due for the sale of our investment in Jobview in the prior year period.

Financing activities in the period ended June 30, 2007, used $69,734 as compared to net cash used of $40,791 in financing activities in the period ended June 30, 2006. The change was a result of the paying down of certain interest bearing notes.

Accounts receivable balances at June 30, 2007 and 2006, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Other delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

As of June 30, 2007, our billed contract accounts receivable were $816,965 and we had an allowance for uncollectible accounts of $6,101. At the end of the current quarter billed receivables in arrears greater than 60 days decreased from $939,213 at September 30, 2006 to $581,220 and five China clients accounted for $289,435 at June 30, 2007, and the remainder was attributable to several domestic clients.

The elevated levels of aged accounts receivable we experience periodically, coupled with the need to finance projects with cash from operations, places cash flow constraints on the Company requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs. Subsequent to the reporting period, as of September 5, 2007, billed receivables in arrears greater than 60 days decreased to $82,379, reflecting additional client payments.


Capital Resources

We entered into a First Amendment to the Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") effective January 9, 2006. The Amendment has been amended on several occasions and most recently extended to June 30, 2008, and reduced the required volume of financed receivables to a three month average of $250,000 per month.

As of June 30, 2007, our cash and cash equivalents had increased from the balance at September 30, 2006, to $60,250.

Operations Outlook

While our factoring arrangement is improved (see above) and we have raised funds from the sale of redeemable preferred stock, we expect that our operations will continue to be impacted by liquidity issues through the end of calendar year 2007.

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

As of July 31, 2007, we had work backlog and assignments of approximately $3.7 million, a decrease from the $7.2 million reported for June 30, 2006. All of the backlog at June 30, 2007 and 2006, was funded. Xmarc and derivative product licensing sales do not enter our backlog data, although maintenance and value added reseller fees are included.

The decrease in backlog and assignments from June 30, 2006 was caused by the drawdown of multi-year contracts, the transfer of a China based project with associated backlog to a business partner; delays in the completion of several competitive awards also hampered the process of securing new contracts to replace backlog converted to revenue.

We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice.

We have made progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data through portals and executive dashboards. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. Currently, we plan to grow internally through strategic alliances that enhance shareholder value and joint marketing initiatives that allow us to increase business with our limited resources while continuing to examine a diverse range of options to enhance shareholder value, including the sale of operating assets, the licensing of intellectual property and merger and acquisition opportunities.


                              Results of Operations

Result of Operations for the three months Ended June 30, 2007

Revenues

Our revenues increased by $80,893 or 8% from $963,053 for the quarter ended June 30, 2006 to $1,043,946 for the quarter ended June 30, 2007. This increase was realized from increased subcontractor revenues and increases in core business.

Deferred Revenue decreased $335,745 from the beginning of year balance of $617,018 because of work accomplished on certain GIS and Xmarc based contracts that caused revenue to be recognized as planned and thereby reduced deferred revenue.

Costs and Expenses

Total costs and expenses for the quarter ended June 30, 2007 amounted to $949,975, a $602,494 decrease from the $1,552,469 for the quarter ended June 30, 2006. This 39% decrease is from decreases in direct contract cost of $163,007 absence of goodwill impairment expense of $240,000 that occurred in the prior year and a decrease in general and administrative expenses of $128,829.

Direct contract costs decreased by $163,007, or 23%; the decrease was primarily related to decreases in direct labor costs $160,698.

Salaries and benefits decreased by approximately $63,371, or 18% as a result of a smaller administrative workforce as compared to the prior year. General and administrative expenses decreased $128,829, or 63%, primarily from decreases in legal and settlement costs of $59,956, in rent of $37,527, and in bank and late charges of $13,256; marketing expenses decreased further by $9,681, or 66%, as a result of limited marketing budgets and a related shift in marketing strategy; and, finally, other operating costs experienced a 5% increase trailing the increase in revenue.

Net Income

As a result of management actions we have operating income for the quarter ended June 30, 2007 of $$93,971 as compared to an operating loss of $589,416 in the prior year. This change is attributable to a significant reduction in total costs and expenses coupled with increased revenues during the current quarter.

Interest expense amounted to $30,235 in the current quarter and compares favorably with $41,498 during the same period of the prior year; the decrease occurred because of decreased interest charges on notes payable. Other income increased from the prior year total by $10,967 primarily from forgiveness of debt.

We are reporting net income of $87,163 for the quarter ended June 30, 2007 as compared to the net loss of $618,454 for the prior year period. The items noted above account for the change to net income.

Results of Operations for the nine months Ended June 30, 2007

Revenues

Our revenues increased $259,639 or 8% from $3,080,096 for the nine month period ended June 30, 2006 to $3,339,735 for the period ended June 30, 2007. This increase was caused by increased revenue on our New York water mains project and increased Xmarc revenues.

Costs and Expenses

Total costs and expenses for the period ended June 30, 2007 amounted to $3,326,656, a decrease of $1,113,965, or 26%, compared to $4,350,621 for the period ended June 30, 2006. This 26% decrease reflecting management's actions to better control and align costs with levels of revenue and includes significant decreases in direct contract costs and in general and administrative expenses. Also, the current year total does not include $240,000 of goodwill impairment expense reported in the prior year.

Direct contract costs decreased $356,040 or 16% primarily from decreased direct labor expenses as staffing was better aligned with project volume.

Salaries and benefits decreased by approximately $62,193, or 6%, due to a smaller administrative workforce. General and administrative expenses decreased $319,761, or 46%, primarily from decreases in rent of $116,441, in legal and settlement expenses of $68,096, in audit fees of $28,831, late fees of $23,172 and in internet costs of $11,356; marketing expense decreased $37,227, or 65% due to budget constraints and increased reliance on third party business partners in business development; and, finally, other operating costs decreased by $98,738, or 57%, primarily because of the collection of an aged account receivable previously expensed as uncollectable.

Net Income

We had operating income for the nine month period ended June 30, 2007 of $103,079, compared to the prior year operating loss of $1,270,525. This change is attributable to a significant decrease in total costs and expenses, increased revenues during the current period coupled with the absence of goodwill impairment expense.

Interest expense amounted to $94,076 in the current nine month period and compares favorably with $107,073 during the same period of the prior year; the decrease is attributable to the decreased interest charges on notes payable during the current year. Other income decreased from the prior year total by $39,270 as a result of the absence of income from distributions received for an investment in the prior year.

We achieved net income of $71,077 for the nine months ended June 30, 2007 as compared to the net loss of $1,276,254 for the prior year period. The items noted above account for the improvement and change to net income.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2007

We reported net income for the nine months ended June 30, 2007. Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $16.3 million as of June 30, 2007, versus $16.4 million at September 30, 2006. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the nine months ended June 30, 2007.

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

As of the date of filing this Form 10-QSB, we have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act for fiscal year 2008. Section 404 requires an annual management report of the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm will be required to attest to the accuracy of management's evaluation report effective with our fiscal year ending September 30, 2009.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Termination of Senior Officer of PGI-MD. On September 7, 2006, in Michael L. Langley vs. PlanGraphics Inc., a former employee filed a lawsuit in Franklin Circuit Court, Division II, in Kentucky, asserting that we had terminated his employment for convenience and therefore he was due certain severance, performance bonus, salary, expense and other payments. The Company entered into an acceptable settlement and the case was dismissed with prejudice on August 17, 2007.

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1,Section 302 Certification for the principal executive officer, dated December 3, 2007, and filed on page 20 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated December 3, 2007, and filed on page 21 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated December 3, 2007, and filed on page 22 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated December 3, 2007, and filed on page 23, of this report.

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