Form 10KSB
period 2007-09-30
PLANGRAPHICS INC
filed 2008-04-04
CIK 783284

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2007 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________ .

                         Commission file number: 0-14273


                               PLANGRAPHICS, INC.
                               ------------------
                         (Name of small business issuer)

                Colorado                                 84-0868815
                --------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

          112 East Main Street
           Frankfort, Kentucky                             40601
           -------------------                             -----
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
  Common Stock, no par value                             (None)


     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $4,219,538.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of February 12, 2008, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the closing price of the Common Stock as reported on www.pinksheets.com, was approximately $453,451.

     As of March 31, 2008 the issuer had outstanding 97,214,418 shares of Common Stock.

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

     Forward-looking statements include, but are not limited to, statements in this Form 10-KSB regarding:

     o availability of working capital to meet our immediate cash and liquidity needs;
     o    our ability to raise funds through debt and equity financing;
     o    estimates regarding our financing needs;
     o    our prospects for possible growth;
     o    our ability to reduce costs and expenses;
     o    the collectibility of our accounts receivable;
     o    cancellation of our contracts and order assignments;
     o the continuation of our relationship with the City of New York and other key customers;
     o    the increase in competition and our ability to compete effectively;
     o our ability to take advantage of spatial information technology markets;
     o    the strength of our technical expertise and customer service;
     o the ability of information technology to benefit from geospatial capabilities within their technologies;
     o    the potential gross profit margin in information technology;
     o the projections regarding our financial results for fiscal years ("FY") 2007;
     o    fluctuations in exchange rates;
     o    the impact of recent accounting pronouncements; and
     o    the availability and affordability of alternative lease facilities.

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

     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-KSB under the caption "Item 1. Description of Business - Risk Factors" beginning on page 9, our other Securities and Exchange Commission filings, and our press releases.

                                TABLE OF CONTENTS

                                                                            Page

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS...............................i

PART I   ......................................................................1

ITEM 1 -- DESCRIPTION OF BUSINESS..............................................1

RISK FACTORS...................................................................9

ITEM 2 -- DESCRIPTION OF PROPERTY.............................................12

ITEM 3 -- LEGAL PROCEEDINGS...................................................12

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

PART II   ....................................................................12

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND  RELATED STOCKHOLDER
          MATTERS.............................................................12

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........13

ITEM 7 -- FINANCIAL STATEMENTS................................................24

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................................24

PART III  ....................................................................25

ITEM 9  -- DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................25

ITEM 10 -- EXECUTIVE COMPENSATION.............................................26

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....34

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................36

ITEM 13 -- EXHIBITS...........................................................36

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................38

SIGNATURES....................................................................39

                                     PART I

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

     The principal business of PlanGraphics, Inc. is carried out through PGI-MD. PGI-MD provides design, implementation, and integration of e-government and information technology solutions, principally to state and local governments and public utilities. To date, the firm has managed more than 1,450 projects for a wide range of state and local, federal and international customers.

     We will often use pronouns such as "we," "us," and "our" in this annual report to refer to the parent company, PlanGraphics, Inc., together with our operating subsidiary, PGI-MD.

Business of Issuer

Introduction and Background

     We offer project life-cycle information technology solutions, with a focus on spatial information management (SIMS) technologies, including GIS. We specialize in web-enabled GIS and IT applications that integrate and facilitate the access, analysis, and interpretation of disparate data sets.

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

     o    spatial database management and integration;
     o information systems that support emergency management and public safety including assessment, planning, response, and recovery;
     o executive decision support systems and executive dashboards supporting decision-making and constituent/customer relations;
     o spatial application development, including web deployment for the internet, intranet, and extranet applications;
     o asset management systems for physical, infrastructure and real property information; and
     o    document and work management systems.

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

2) Geographic Information Systems ("GIS") Consulting Services

     The development, implementation, and integration of GIS services have been at the core of our primary focus for more than 25 years. From initial consultation on strategy, through system implementation and integration, we offer a full spectrum of GIS consulting and implementation services to help our clients plan and implement GIS. Our consulting services include the following:

     o    Concept
          o    Strategy and reengineering
     o    Planning
          o    Requirements analyses
          o    Feasibility studies
          o    Applications definition
          o    Implementation planning
     o    Design
          o    Hardware specifications
          o    Software specifications
          o    Data specifications
     o    Development
          o    System procurement and installation
          o    Data acquisition
          o    Data quality control/quality assurance
          o    Application design and development
          o    Web enabling/interfaces
          o    Training
     o    Operation and Support
          o    System administration
          o    Database administration and maintenance
          o    System upgrades and expansion
          o    System audits

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

     In 2003, we acquired the intellectual property and associated assets of Xmarc's spatial integration tools. We are using and further developing the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. These include our own deployment of Xmarc as part of SIMS solutions and enterprise executive dashboards as well as the solutions of third party providers. We make the integration tool kit available to our clients and to third party distributors and value added resellers worldwide. We support existing Xmarc contracts and work in progress in North America, Europe and Xmarc distributors in Asia-Pacific. Since our acquisition of the product, we have developed six new releases, the most recent being Xmarc version 7.1 (released to existing customers in October, 2007 ) as well as several solution specific derivative products including Spatial Template for Emergency Preparedness ("STEPS"), an application for emergency response and public safety).

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

Market Size

     Daratech, Inc., a market research and technology assessment firm, reported the GIS/Geospatial market reached $3.6 billion in 2006, up from $2.82 billion in 2004. The worldwide market is reportedly expected to grow to between $60 and $100 billion by 2015.

     According to research from CompassIntelligence.com, public safety organizations in the U.S. will spend roughly $21.3 billion on IT goods and services by 2011. This year the U.S. public safety market (including fire, police, and EMT departments) is expected to spend roughly $17.4 billion on information technology including telecom, applications, outsourcing, services/support, network hardware, computer hardware, and IT personnel. This market is expected to experience a slight decline with single-digit annual growth into 2011 and will finally pick up growth in 2011. The applications segment is predicted to be the fastest growing segment and reach $4.4 billion by 2011.

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

     We believe that we compete effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness. We have managed more than 1,450 projects across a wide range of state and local, federal, and international customers. Approximately 67% of our revenue in fiscal year 2007 was generated through the public sector, which is comprised of state and local government and public utilities customers. Another 22% of our revenue was generated through international customers, with the majority coming from World Bank- sponsored projects in The People's Republic of China, and 11% of our revenue was generated through commercial customers.

International Operations

     We continue to conduct business in the international arena. We have repeatedly demonstrated our ability to manage projects and deliver solutions in a wide range of international settings in Europe, the Middle East and Asia. We maintain a reputation for successful execution of World Bank-funded projects.

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

     In April 2004, we completed the acquisition of the intellectual property and associated business assets of Xmarc's spatial integration tools. We also acquired a wholly owned subsidiary and value added reseller, Xmarc, Ltd. of the United Kingdom, which serves a number of customers across Europe. We use the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. The European contracts are typically denominated in British Pounds or Euros. We also make the integration tool kit available to clients and through distributors and value-added re-sellers in the U.S., Australia, and New Zealand.

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

Estimate of Research and Development Costs

     During fiscal year 2007 we recorded minimal expenses on our own research. Research costs and those development costs incurred prior to technological feasibility and commercial viability being established are expensed as incurred.

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

Employees

     As of December 31, 2007, we had 24 full-time employees. Our Executive Management Team members, who are responsible for overseeing and guiding corporate management and strategy, have an average of 21 years of industry experience and more than 15 years of tenure with PlanGraphics. We subcontract work to business partners and independent consultants who generate approximately 32% of our revenue. By doing so, we have more closely aligned resources to project requirements.

     None of our employees are represented by a labor union. Although our employee attrition has increased in recent years, we have not experienced employee work stoppages in the traditional sense. Cash flow constraints adversely impacted our ability to make timely payroll and subcontractor payments (as discussed later in this report) which resulted in higher than average employee attrition and occasional delays in subcontractor performance.

                                  RISK FACTORS

     In addition to other information contained in the report, you should consider the following risk factors carefully. These risks may impair our operating results and business prospects as well as the market price of our stock.

     We have limited liquidity and capital resources. For the fiscal years ended September 30, 2007 and 2006, we had net losses of $369,549 and $2,921,442, respectively. For the same periods, we had cash flows of $256,191 provided by operations and $587,948 used in operations, respectively. We had a working capital deficit of $3,080,660 and an accumulated deficit of $23,487,912 at September 30, 2007, and have had recurring net losses in all prior fiscal years since 1998. Our ability to continue operations is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and pay our liabilities from normal business operations when they come due. However, we continue to experience very constrained cash availability, resulting in delayed payrolls and payments to subcontractors. The inability to timely pay subcontractors has adversely impacted our capacity to service certain major projects. It has also been a factor in employee attrition.

     We will require additional funds through equity, debt, or sale of business assets in order to fund and operate our business. Our financing arrangement with Rockland Credit Finance, LLC ("Rockland") pursuant to which Rockland purchases a portion of our accounts receivable for up to 85% of the face value of such receivables was extended to June 30, 2008. If we continue to experience net losses, we will need to obtain working capital through additional debt or equity financings or from the sale of certain assets. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected.

     The holder of our redeemable preferred stock could require redemption of the shares and could cause a change of control. On August 21, 2006, we entered into a Preferred Stock Purchase Agreement with Nutmeg Group, LLC pursuant to which we sold and Nutmeg Group, LLC bought a total of 500 shares (the "Shares") of the Company's Series A 12% Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of our common stock with an aggregate exercise price of $10.00 (the "Warrant," and together with the Shares the "Securities") for an aggregate $500,000. The holder of Series A Preferred Stock currently has the right to require the Company to redeem the Series A Preferred Stock for $595,054 (including accrued unpaid dividends) if exercised in whole. The Warrant is exercisable for that number of shares of the Company's common stock that will constitute 80% of the common stock outstanding on a fully diluted basis, determined immediately after the exercise of the Warrant. As a result, the Company could be forced to redeem the outstanding preferred stock. Also, exercise of the Warrant, if effected, would result in a change of control of the Company.

     We have experienced decreased revenues. Our total revenue, which has decreased significantly in recent years, amounts to $4,219,538 for fiscal year 2007, a small increase of 8% over the prior year. We are reporting a net loss of $369,549 for 2007 compared to $2,921,442 in the prior year. The improvement results from an operating loss of only $257,887 and the absence of $1,457,107 of goodwill impairment expense. It is an improvement over the prior year although we did not have sufficient revenue for the level of costs and expenses for 2007.

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

     The majority of our revenue comes from a limited number of customers. The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 34% and 21% of revenues for the years ended September 30, 2007 and 2006, respectively, and the San Francisco Department of Justice accounted for 11% of our revenues in Fiscal Year 2007. NYDEP accounted for 27%, the Italian Ministry of Finance (IMOF) accounted for 17% and the Panjin Municipal Planning Office 16% of accounts receivable at September 30, 2007 while NYDEP and IMOF represented 16% and 12%, respectively, of accounts receivable at September 30, 2006.

     Our future success depends in significant part on the continued service of certain technical and management personnel and our ability to attract and retain key technical, sales, marketing, information systems, financial and executive personnel. A key employee of PGRA is John C. Antenucci, Chief Executive Officer. PGRA entered into an employment agreement with Mr. Antenucci on May 1, 2002 that has been extended from time to time, most recently through December 31, 2008. The agreement contains a non-compete provision that restricts Mr. Antenucci for three years following his termination date, unless otherwise approved by us, from performing work either that is in backlog for PlanGraphics or that PlanGraphics is pursuing. Competition for personnel is intense, and there can be no assurance that PGRA can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. Although PlanGraphics makes non-compete and non-disclosure agreements a part of employment commitments for all professionals, the loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on our business, financial condition and results of operation. It is also possible that liquidity problems caused by constrained cash flows may adversely affect our ability to retain technical staff required to compete effectively.

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

Implementation of Section 404 of the Sarbanes-Oxley Act of 2002 on a Timely Basis. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending September 30, 2008. Under current rules, commencing with our annual report for the fiscal year ending September 30, 2009, our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

     We have begun to develop a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, continues to change. We do not have a precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

     We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We may not be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

                        ITEM 2 - DESCRIPTION OF PROPERTY

     Our corporate executive offices are located in Frankfort, Kentucky. As of September 30, 2007 we leased commercial property in the following locations:

                                                                     Number of
       Location           Property Leased       Approximate Size     Employees
       --------           ---------------       ----------------     ---------
Frankfort, Kentucky       Land and a building  10,300 square feet        18
Silver Spring, Maryland   Office Space          1,800 square feet         5

--------------------------------------------------------------------------------

     The length of our leases varies from one to three years with renewal options. We believe that such properties are adequate to meet our current needs. If any of the existing leases terminated, we believe that there are affordable alternative facilities available and such action would not have a material adverse effect on our business. (See also Subsequent Events as well as Contractual Obligations and Commercial Commitments in Management's Discussion and Analysis in Item 6, below, and Note H to the Consolidated Financial Statements.)

                           ITEM 3 - LEGAL PROCEEDINGS

     We are engaged from time to time in various litigation matters in the ordinary course of business.

     Termination of Senior Officer of PGI-MD. On September 7, 2006, in Michael
L. Langley vs. PlanGraphics Inc., a former employee filed a lawsuit in Franklin Circuit Court, Division II, in Kentucky, asserting that we had terminated his employment for convenience and therefore he was due certain severance, performance bonus, salary, expense and other payments. We defended our position that the former employee was terminated for cause and that all payments due the former employee had already been made. The Company countersued alleging certain facts in conflict with Langley's employment agreement and company policies. The Company vigorously defended its position, entered into an acceptable settlement and the case was dismissed with prejudice on August 17, 2007.

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

                                                 Sales Price
                                           ----------------------
           Quarters Ended                   High             Low
           --------------                  ------           -----

           December 31, 2005               .0260            .0030
           March 31, 2006                  .0210            .0012
           June 30, 2006                   .0210            .0010
           September 30, 2006              .0220            .0111
           December 31, 2006               .0150            .0060
           March 31, 2007                  .0090            .0060
           June 30, 2007                   .0080            .0032
           September 30, 2007              .0070            .0032


     As of February 14, 2008, the last reported sales price of our common stock was $0.005.

     Based on information supplied by certain record holders of our common stock, we estimate that as of February 29, 2008, there were approximately 3,040 beneficial owners of our common stock, of which approximately 2,010 are registered shareholders.

     We have never declared or paid any dividends on our common stock. Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

     In addition to any security sales previously reported in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     On May 1, 2002, we entered into an employment agreement with John C. Antenucci in connection with his employment as our President and Chief Executive Officer. On May 15, 2007 we issued options to purchase 972,144 shares of common stock in accordance with the terms of Mr. Antenucci's employment agreement. The options were immediately vested and are valid for five years from the date of issue. We relied on Section 4(2) of the Securities Act.

     On May 15, 2007 we issued options to purchase a total of 2,750,000 shares of common stock to two officers of the Company as inducement to extend their employment agreements through December 31, 2008. Mr. Antenucci received an option for 1,750,000 shares and Mr. Beisser, Senior Vice President - Finance, received an option for 1,000,000 shares. The options were immediately vested and are valid for five years from the date of issue. We relied on Section 4(2) of the Securities Act.


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

Executive Summary of PlanGraphics, Inc.

     PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. Approximately 67% of our sales are to customers in federal, state and local governments, and utilities; 22% to international customers and the remaining 11% are to commercial enterprises. Our customers are located in the United States and in foreign markets that require locational or "spatial" information.

     o We had a working capital deficit of $3,080,660 and an accumulated deficit of $23,487,912 at September 30, 2007, and recurring net losses in all prior fiscal years back to 1998. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.
     o During fiscal year 2007, the foremost challenge faced by management was coping with constrained cash flows. Management worked closely with its creditors to manage payments and from time to time has borrowed funds from officers and employees in prior years to meet temporary working capital shortages. During July 2007 the Master Factoring Agreement ("MFA," described below in "Factoring Agreement Amendment") was extended to June 30, 2008, and required monthly volume was further reduced to $250,000.
     o As a result of very constrained cash flows, we have from time to time delayed payments to subcontractors and management. As a consequence, we have experienced reduced availability of subcontractors at times during the year.
     o    About our business:
          o Our consulting and systems integration and implementation capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks.
          o We earn our revenues on contracts that are awarded as long as two to three years after we begin the initial sales process with a customer. In many instances we first provide consulting services to determine an appropriate solution to a need and then we subsequently receive a larger contract.
          o Our consulting and implementation practice operates nationally and abroad. We are also pursuing opportunities related to emergency preparedness and public safety throughout the U.S.
     o We believe the critical factors for the future success of PlanGraphics are:
     o    Achieving positive cash flows from operations by controlling costs;
     o    Securing funding arrangements to support operations;
     o Changing our revenue mix to increase the amount of higher margin software sales;
     o    Increasing lagging revenue; and
     o    Attaining net income.

     Expiration of Contract with Executive. On October 31, 2006, a contract between the Company and J. Gary Reed, its Chief Operating Officer, expired without renewal. The officer determined on November 7, 2006, that he would not enter into any further extension.

     Resignation of Director. On March 22, 2007, Raymund O'Mara tendered his resignation as a director without citing a reason.

     Factoring Agreement Amendment. The Company's Master Factoring Agreement ("MFA") with Rockland Credit Finance, LLC ("Rockland") provided for Rockland to pay PlanGraphics for accounts receivable invoices submitted at 85% of the face value of such invoices and required minimum monthly volume that PlanGraphics was required to submit to Rockland for purchase of $350,000. The MFA was extended on July 1, 2007 to a new expiration date of June 30, 2008, and on August 1, 2007, Rockland reduced the required monthly volume to $250,000. The MFA continues to be secured by a lien and security interest in all of our cash, accounts, good and intangibles in favor of Rockland.

Subsequent Events

     Constrained Cash Impacts. Over the past several years staff size has decreased to 24 employees at December 31, 2007. This staffing decrease limits our in-house capability to generate revenue. Accordingly, when possible, we are compelled to locate and retain subcontractors to accomplish work that otherwise might have been done by our employees thereby reducing our gross profits. This allows us, however, to more closely align resources with required project levels of effort. As a result of the constrained cash flows:

     o Due to a client failure to make timely payments for completed work that we invoiced, we ceased work on a sub project (Shenyang) in China. We have now begun the process of filing arbitration under World Bank procedures to resolve this issue.
     o We must respond to vendor or subcontractor demands for payment of delinquent accounts. In addition, we have encountered threatened or preliminary litigation on a number of unpaid liabilities. In each instance the Company has been able to arrive at settlement arrangements with the creditors. To date, all resulted in outcomes that were either neutral or favorable to PGI from a financial perspective.
     o On December 21, 2006, a subcontractor issued a payment demand letter for past due invoices totaling approximately $430,000. The Company disputed the amounts invoiced as over-billed and communicated with subcontractor describing the nature of the over-billing and other circumstances surrounding the subcontractor's performance or lack thereof. As a result, the subcontractor has made no further claims regarding payment.

     Further Extension of Employment Agreements for Parent Company Officers. During December 2007 the Company entered into amendments to the employment agreements of its chief executive officer and its chief financial officer, to extend the term of their existing employment agreements through December 31, 2008.

Financial Condition

     The following discussion of liquidity and capital resources addresses our combined requirements and sources as of September 30, 2007 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes beginning on page F-1 of this Form 10-KSB.

Liquidity

     Readers should take into account that PlanGraphics has an accumulated deficit of $23,487,912, at September 30, 2007, a net working capital deficit of $3,080,660 at September 30, 2007, net losses for the years ended September 30, 2007 and 2006, and net losses back to 1998. Although we have extended our master factoring agreement with Rockland and reduced the monthly-required volume, the future viability of PlanGraphics is highly dependent upon our ability to achieve profitability in our operations in ensuing years.

     During fiscal year 2007, we are reporting a net loss to common stockholders of $369,549, significantly less than for the prior year. We continued to experience very constrained cash flows. The limited cash flows have, from time to time, adversely affected our ability to timely meet vendor payment obligations.

     During July 2007 our Master Factoring Agreement with Rockland was extended to June 30, 2008, and required monthly volume reduced to $250,000.

     Operations have been financed by the following sources:

     o    Revenue generated from operations;

     o    Extended payments schedules with our vendors, and

     o    Short-term loans from management.

     We have taken actions to leverage our technical capabilities and reputation in order to improve cash flows and to reduce costs and expenses to the maximum extent possible.

Cash Flow

     As of September 30, 2007 we had a working capital deficit of $3,080,660 as compared to a working capital deficit of $2,831,397 at September 30, 2006. The ratio of current assets to current liabilities decreased further to .28 from.37 for the prior year. The further decrease in working capital of $249,263 resulted primarily from a net decrease of $483,681 in current assets driven primarily by a $513,043 decrease in accounts receivable due to collections of invoices.

     The decrease in current assets was partially offset by a decrease of $234,418 in current liabilities caused by decreases in: deferred revenue and pre-billings of $265,044 as we completed work on related projects; accrued expenses of $1,826 due to payments we made; current maturities of notes payable of $80,265; and decreases in accrued payroll of $45,019 due to payments made. These decreases were partially offset by an increase of $157,736 in accounts payable resulting mostly from delays in paying amounts owed to subcontractors and the accrual of dividends payable on preferred stock.

     In the fiscal year ended September 30, 2007, operations provided net cash of $256,191 versus net cash used of $587,948 for the previous fiscal year. The change from fiscal year 2006 resulted primarily from the decrease in net loss to $369,549 in 2007 versus $2,921,442 for fiscal year 2006 coupled with the decrease in accounts receivable caused by receipt of payments.

     In the fiscal year ended September 30, 2007, investing activities used net cash of $98,260 to acquire software for future use and equipment as compared to net cash provided by investing activities of $17,598 in the prior year. The absence in 2007 of the receipt of the $198,250 payment for the 2006 sale of Jobview accounted for the change.

     Financing activities used $81,184 for payments on debt in 2007 as compared to the previous year when the proceeds received from the sale of preferred stock resulted in total net cash provided of $570,817.

Accounts Receivable

     At September 30, the components of accounts receivables were as follows:

                                                   2007         2006
                                                ----------   ----------
         Billed                                 $  715,659   $1,103,346
         Unbilled                                  359,285      585,227
                                                ----------   ----------
                                                 1,074,944    1,688,273
         Less allowance for doubtful accounts         --        100,586
                                                ----------   ----------
         Accounts receivable, net               $1,074,944   $1,587,987
                                                ==========   ==========


     Accounts receivable balances at September 30, 2007 and 2006, include both billed receivables and unbilled work-in-process. The payment terms on accounts receivable generally allow for payment within 30 days. Collections generally average 45 to 90 days after invoicing, except for two major customers that generally have longer collection periods, which is consistent with industry experience for clients in the public sector.

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


     Billed receivables include $56,428 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($364,490) less the net amount of funds employed by Rockland in servicing them ($302,062) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement. Pursuant to the factoring agreement we have granted Rockland a lien and security interest in all of our cash, accounts, good and intangibles.

     The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection ("NYDEP") represented 34% and 21% of revenues for the years ended September 30, 2007 and 2006, respectively, while the San Francisco
Department of Justice represented 11% of 2007 revenues. NYDEP accounted for 27%, the Italian Ministry of Finance ("IMOF") accounted for 17% and the Panjin
Municipal Planning Office 16% of accounts receivable at September 30, 2007 while
NYDEP and IMOF represented 16% and 12%, respectively, of accounts receivable at September 30, 2006.

     The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

     Deferred revenue amounts of $351,974 and $617,018 at September 30, 2007 and 2006, respectively, represent amounts billed in excess of amounts earned.

Contractual Obligations and Commercial Commitments

     The following table highlights, as of September 30, 2007, our contractual obligations and commitments by type and period. As of September 30, 2007, our contractual obligations and commitments are as follows:

                               Total Amounts        Under           2 to 3         4 to 5          Over 5
  Contractual Obligations        Committed          1 Year          Years           Years          Years
  -----------------------        ---------          ------          -----           -----          -----

Operating leases                $    930,333      $  144,500      $  205,000      $ 205,000      $  375,833
Remaining obligations on
   technology purchase                20,566           8,911          11,655             -                -
Other contractual commitments
   (Note 1)                          926,586         577,386         349,200             -                -
                                ------------      ----------      ----------      ---------      ----------
Total Contractual Commitments   $  1,877,485      $  730,797      $  565,855      $ 205,000      $  375,833
                                ============      ==========      ==========      =========      ==========

----------
(1)  Represents potential required termination payments under employment agreements if certain officers were terminated plus the amount of accrued payroll and vacation liabilities for all employees.

Capital Resources

     For fiscal year 2008 we have operating lease commitments of $144,500.
Normal operating cash flows for fiscal year 2007 were not adequate to consistently fund all required payments on a timely basis. We consider our facilities adequate to support anticipated sales and operations for the next several years. Accordingly, no major commitment for facilities expansion was entered into for the year ending September 30, 2007. In recent years we have transitioned to smaller and less expensive space when possible and increased the utilization of customer supplied space. Were any of the existing leases to be terminated, we believe that there are affordable alternate facilities available, and such action would not have an adverse impact.

     Since entering the information technology sector in 1998, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. We have also on occasion borrowed limited amounts from officers and other staff in order to fund temporary working capital requirements.

     Our factoring arrangement with Rockland provides for their purchase of up to $1.5 million of accounts receivable invoices for which they initially pay us
85% of the face value. Upon collection of the invoices Rockland remits the remaining 15% of the invoice less varying levels of discount dependent upon the

                                       17

age of the receivables at the time of collection. On July 1, 2007, the expiration date was extended by Rockland to June 30, 2008, and on August 1, 2007, the required monthly volume was reduced to $250,000.

     As of September 30, 2007, we had cash and cash equivalents of $78,642 of which $36,711 was unrestricted cash. While we have an improved factoring arrangement for operating funds, our long-term liquidity requirements may be significant in order to support operations until attaining profitability and to implement our plans. Should additional funds be required, there can be no guarantee such funds can be secured.

Operations Outlook

     Our revenue for fiscal year 2007 amounted to $4,219,538, an increase of $311,400, or 8%, over $3,908,138 for fiscal year 2006. We expect fiscal year 2008 revenue to be somewhat improved over fiscal year 2007 and we anticipate that our intensive cost reduction actions and our focus on higher profit margin projects should yield improved financial results for fiscal year 2008.

     We had work backlog and assignments at September 30, 2007, of approximately $2.8 million, of which approximately $2.5 million was funded. Our backlog includes projects that may take from three to 48 months to complete.

     More recently our backlog and assignments as of January 31, 2008, amount to approximately $4.52 million, of which approximately $3.66 million is funded. The decrease in backlog and assignments over the past two years was caused by the natural drawdown of multi-year contracts, the termination of contracts with a state and local government agency and the transfer of a China-based project with associated backlog to a business partner. Delays in the completion of several competitive awards have also hampered the process of awarding new contracts that would replace backlog converted to revenue.

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

     Currently, we plan to continue building and leveraging strategic partnerships. We have made substantial progress in positioning PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data and e-government solutions. As an example, the San Francisco Department of Telecommunications and Information Systems awarded us a project during fiscal year 2006 to build out the "hub" of an inter-agency repository for the City and County's Criminal Justice System and subsequently extended that assignment on two occasions, Recently we also successfully undertook a modernization of a military health systems forecasting toolset and database for Altarum Institute.

     During 2002 and 2003, we acquired in perpetuity the exclusive rights to Xmarc trademarks, intellectual property and technology and all subsequent product enhancements. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and reposi-tories. During fiscal year 2007 we recorded approximately $693,914 in Xmarc related revenues from all sources.

     As noted above, we have secured a new financing arrangement under which up to $1.5 million of accounts receivable invoices are purchased by Rockland who then initially pays us 85% of the face value pending collection when the remainder less a varying discount is remitted to us. Accordingly, our management team believes that while our cash flows are very constrained, we have the capacity to address the immediate needs for cash and liquidity. We have also aggressively controlled costs and expenses. Funds from the factoring facility available to PlanGraphics coupled with very close management of our required payments allowed us to meet the cash needs of the company through March 31, 2008.

Results of Operations

                                       Years Ended September 30
                                       ------------------------
Selected financial statement data         2007           2006
---------------------------------         ----           ----
Income Statement Information:
  Revenues                            $ 4,219,538    $ 3,908,138
  Cost and expenses                     4,477,425      6,799,675
  Operating loss                         (257,887)    (2,891,537)
  Net loss                               (369,549)    (2,921,442)
Balance Sheet Information:
  Total assets                          1,509,076      2,113,962
  Total current liabilities             4,264,608      4,499,026
  Working capital (deficit)            (3,080,660)    (2,831,397)
  Shareholders' equity (deficit)       (2,790,073)    (2,420,524)


Result of operations for the year ended September 30, 2007 compared to September 30, 2006

Revenues

     Our revenues increased by $311,400, or 8%, from $3,908,138 for the fiscal year ended September 30, 2006 to $4,219,538 for the fiscal year ended September 30, 2007, mostly as a result of increased sales to local governments and commercial customers. Lack of working capital when needed adversely impacted our ability to keep our technical staff and subcontractors continuously on certain projects generating revenue which inhibited our ability to further generate revenue. As a result, while professional services revenue decreased, revenue from subcontracted work more than offset the decrease. The sources of our revenues were:

                                    Fiscal Year 2006  Fiscal Year 2006
                                    ----------------  ----------------
        Local government               $2,712,439        $2,532,737
        State and federal government       54,372           121,661
        Commercial customers              527,032           334,600
        International                     925,695           919,140
                                       ----------        ----------
           Total                       $4,219,538        $3,908,138


Total Costs and Expenses

     Total costs and expenses for the fiscal year ended September 30, 2007 amounted to $4,477,425, a decrease of $2,322,250, or 34%, compared to $6,799,675 for the fiscal year ended September 30, 2006. Changes in costs and expenses from the prior year are:

     o Absence in fiscal year 2007 of $1,457,107 of goodwill impairment expense.

     o Direct contract costs decreased $198,623, or 7%, as compared to the 8% increase in revenue over the prior year. Most of the decrease came from decreased direct salaries and the absence of cost in the current year for a partner company project coupled with increased subcontractor expense for an east coast project.

     o Salaries and employee benefits decreased by $117,708, or 9%, primarily as a result of the lower number of employees as compared to the prior year.

     o General and administrative expenses decreased $304,157 during 2007 or 34%, from the prior fiscal year as a result of:

          o A decrease of $271,828 in administrative expenses is primarily related to a $145,170 decrease in rent expense from our move to less expensive facilities in Maryland, a $55,008 decrease in settlement expenses from settlement of pending litigation and decreases in several other expense categories, offset by an increase of $41,718 in professional fees to recruit an employee;

          o A decrease of $56,455 in governance expenses caused mostly by the absence of investment banking costs, and;

          o An increase of $24,447 in public company costs resulting primarily from the absence of a reversal in the current year for decreases in postage and shareholder communications.

     o Marketing and selling costs decreased further by $33,066, or 55%, primarily from constrained cashflows limiting budgets which reduced expenditures in:

          o    Conference expenses $1,705;

          o    Proposal expenses $1,225, and;

          o Reduced communication, transportation, travel and lodging costs driving a $30,135 decrease in marketing costs

     o Other operating expenses decreased by $211,589, or 64% primarily because of the current year reversal of an uncollectible debt expense previously recorded in fiscal year 2006.

Net Income

     Our operating loss for the fiscal year ended September 30, 2007 was $257,887 compared to an operating loss of $2,891,537 for fiscal year 2006. This change of $2,633,650 was primarily a result of the decrease in the impairment of goodwill expense of $1,457,107 coupled with the $311,400 increase in revenue and other decreases in total costs and expenses.

     Interest expense increased by $22,693 to $182,353 in fiscal year 2007 as compared to a total of $159,660 during fiscal year 2006; this represents a increase of 14% caused by the increase in interest on preferred stock outstanding which more than offset decreases in our financing usage and certain credit financing by vendors and subcontractors.

     Other income decreased $59,064 or 46% from the prior year total primarily as a result of absence of distributions from investments in the current year and by a decrease in forgiveness of debt both of which were partially offset by an increase in Xmarc royalties earned.

     Our net loss for the fiscal year ended September 30, 2007 was $369,549 compared to a net loss of $2,921,442 for fiscal year 2006, a change of $2,551,893. The change was primarily from as the absence of impairment expense of $1,457,107 coupled with an increase in revenue and reduced costs and expenses.

Master Factoring Agreement

     Our master factoring agreement ("MFA") with Rockland Credit Finance provides for the sale of invoices up to $1.5 million from accounts receivable. Initially Rockland pays us up to 85% of invoice face value and the remaining 15% upon collection, less fees and interest. The agreement was subsequently extended to June 30, 2008 and the required monthly volume was reduced to $250,000. The agreement is secured by a lien and security agreement in all of our cash, accounts, goods and intangibles in favor of Rockland.

Market Risk

     Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. Our activities expose us to certain risks that management evaluates carefully to minimize earnings volatility. At September 30, 2007, and during the prior fiscal year, we were not a party to any derivative arrangement. We do not engage in trading, hedging, market-making or other speculative activities in the derivatives markets.

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

     Foreign Currency Exchange Rate Risk. We conduct business in a number of foreign countries and, therefore, face exposure to slight but sometimes adverse movements in foreign currency exchange rates. International revenue of $925,695 was about 22% of our total revenue in 2007, although only about $612,499, or 15% of our total revenue, was denominated in a currency other than U.S dollars. Accordingly, a 10% change in exchange rates could increase or decrease our revenue by $61,250. Since we do not use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars may be subject to some amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our future financial results.

     Our primary foreign currency exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses related to our international operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of consulting and systems integration services provided to international customers in Asia, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There have been and there may continue to be period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies. The net amount of foreign currency gains and (losses) was $10,007 for fiscal year 2007 and $5,339 for fiscal year 2006. In view of the foregoing, we believe our exposure to market risk is limited.

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

     Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard
(SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under the non-amortization approach, goodwill and certain intangible assets are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company recorded an impairment of $1,457,107 to goodwill for the year ended September 30, 2006, that resulted in no goodwill on its records for fiscal year 2007.

     Impairment of Assets. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we recognize an impairment loss. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that we expect to hold and use are based on the fair value of the asset. The Company has reviewed these assets recorded at September 30, 2007 and found no impairment.

     Purchased and Internally Developed Software Costs for Future Project Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The costs for both purchased and developed software are then amortized over a future period. The amortization is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No write-downs were recorded in fiscal year 2007.

Deferred Tax Valuation Allowance -- Fiscal Year 2007

     We have net operating loss carry-forwards of approximately $19.1 million as of September 30, 2007 with expirations through 2027 (See Note G to the Financial Statements). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded as we have not been able to determine that it is more likely than not that the deferred tax assets will be realized. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.

Effect of Recent Accounting Pronouncements

     The pronouncements that may affect us in the ensuing fiscal year are:

          FIN 48. In July 2006, the Financial Accounting Standards Board ("FASB") released Interpretation No. 48 "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No.109 which clarifies the accounting and reporting for uncertainties in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will be required to adopt and report the impact of FIN 48 in the first quarter of fiscal year 2008. Although we will not adopt this Statement until then, Management believes that adoption of FIN 48 will not have a material effect on the consolidated financial statements.

          SFAS 157. In September 2006, the FASB issued FAS 157, "Fair Value Measurements." FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 in fiscal year 2009 to have a significant impact on results of operations or financial condition.

          SAB 108. During September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. Management believes that adoption of SAB 108 during fiscal year 2008 will not have a significant effect on the financial statements.

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

          SFAS 141R. In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Management does not believe that SFAS No. 141R will have any impact its future consolidated financial statements.

          SFAS 160. In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

     We have reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of announced accounting changes.

                         ITEM 7 -- FINANCIAL STATEMENTS

     The financial statements required by this item begin on page F-1 of this Form 10-KSB. An index to the financial statements is contained in that separate section.

             ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A -- Controls and Procedures

     As of September 30, 2007, PlanGraphics' management, including its Chief Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of its disclosure controls and procedures, including internal controls over financial reporting. Based on that evaluation, they concluded that PlanGraphics' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner to make required disclosures.

     In the fourth quarter of fiscal year 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

     We have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act which will apply to us beginning with our fiscal year 2008. Section 404 will require an annual report by our management on the effectiveness of our internal controls over financial reporting in fiscal year 2008 and for our independent registered public accounting firm to attest to management's evaluation report in fiscal year 2009.


Item 8 - Other Information

     None.

                                    PART III
                                    --------

     ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our directors and executive officers as of March 31, 2008, were:

      Name              Age                         Position
      ----              ---                         --------
John C. Antenucci       61       Director, President and Chief Executive Officer
                                  of PGRA; President and Chief Executive Officer
                                  of PGI-MD
Frederick G.  Beisser   65       Senior  Vice President - Finance, Secretary and
                                  Treasurer

     All directors hold office until the next annual meeting of shareholders and serve until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

     John C. Antenucci is President and Chief Executive Officer of PGRA and has been a director since November 3, 1998. He is the founder and has been the President and Chief Executive Officer of PGI-MD since 1979. He is a former president of AM/FM International (now GITA), a professional association for utility industry users of geographic information systems. He has served as a member of the National Academy of Sciences Advisory Committee on the Future of U.S. Geological Survey and in a similar capacity on the Academy's Advisory
Committee for Mapping Sciences. He has recently co-authored the Manual of Geospatial Science and Technology, a textbook on geographic information systems, global positioning systems and remote sensing, and was editor and co-author of an earlier textbook on geographic information systems. Mr. Antenucci holds an M.S. Civil Engineering/Water Resources from Catholic University of America in
Washington, D.C. and a Bachelor of Civil Engineering from the same institution.

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
Frederick G. Beisser   Environmental Energy Services, Inc.   Director   March 1999 to present


Audit Committee/Audit Committee Financial Expert

     We are not required to designate an audit committee financial expert and the board of directors has not done so.

                                       25

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and other information known to the Company, during and with respect to the fiscal year ended September 30, 2007, we believe that all directors, officers and beneficial owners of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

     Our Board of Directors approved a Code of Ethics for senior financial officers on October 7, 2002. We filed it with our September 30, 2002 report on Form 10-KSB as Exhibit 99.3 and the signed code is available on our website at www.PlanGraphics.com. The Board of Directors has not yet extended the code to apply to other officers of the Company.

                        ITEM 10 -- EXECUTIVE COMPENSATION


                             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

     In this section, we discuss the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We provide qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our executive officers to give perspective to the data we present in the compensation tables, as well as the narratives that follow the tables. The following Compensation Discussion and Analysis describes the material elements of compensation for the named executive officers identified in the Summary Compensation Table below. Our chief executive officer, John C Antenucci, reviewed the base salary, annual bonus and long-term compensation levels for the other named executive officers.

     At the beginning of fiscal year 2007 the Compensation Committee was comprised of our then sole outside director, Raymund O'Mara. He retired from the Board of Directors effective March 22, 2007.


Compensation Philosophy

     We reward our named executive officers (identified in our 2007 Summary Compensation Table below) for their efforts in helping us achieve improved results and for helping us to take important steps to meet our long-term strategic goals.

     Our executive compensation mix includes a base salary, annual incentive bonus awards and long-term compensation in the form of stock options. To further this philosophy, we have designed our executive compensation program to achieve the following objectives:

     o    Attract, motivate and retain key executive talent;
     o Provide appropriate incentives that motivate our named executive officers to help us achieve improved financial and operational performance; and
     o Continue to align our named executive officers' compensation interests with our goal of improving long-term shareholder value.

     During the past several years we have been engaged in a cost-cutting program to significantly reduce expenses and move toward profitability. Because of this, coupled with operational and management changes, as well as the cessation of the Compensation Committee, the Company does not have a uniform compensation plan for its executive officers.

     During fiscal year 2007 the Compensation Committee with input from the chief executive officer developed the 2007 compensation package for our chief executive officer considering competitive market data on salaries, target annual bonus incentives and long-term incentives, as well as the executive responsibility, experience and overall performance. The Compensation Committee did not give any specific weighting to any of these factors, and did not adopt any formal plan or policies for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among other forms of different compensation. This is due in part to the changes in our management team, cost cutting noted above and the need to tailor each executive's compensation package to attract and retain that executive. Our Compensation Committee did not identify a set of peer companies against which to benchmark executive compensation.

Elements of PlanGraphics' Compensation Program

     The compensation program for PlanGraphics' executive officers is composed of three principal components: base salary, annual incentive compensation and long-term incentive compensation in the form of equity-based awards.

     Base Salary. Salaries are used to provide a fixed amount of compensation for the executive's regular work. Paid in cash, they provide a fixed element of pay for our executives and are established based on the scope of their responsibilities, taking into account compensation paid by peer companies in our industry for similar positions and taking into account individual job responsibility and contribution. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and other criteria.

     During late fiscal year 2006 and early 2007 the compensation committee reviewed the recommendations of the chief executive officer for base salaries for named executive officers for fiscal year 2007. The chief executive officer proposed base salary amounts for officers of PGI-MD based on his evaluation of individual performance, expected future contributions and prevailing compensation in the spatial information management industry for individuals with comparable responsibilities and experience.

     Annual Incentive Compensation. While we do not have a formal bonus plan per se, annual and incentive bonuses, if any, for our Named Executive Officers are granted at the discretion of the Compensation Committee and delineated in the individual employment agreements. During fiscal year 2007 the Compensation Committee, prior to its cessation, arrived at and included in the employment agreement for the chief executive officer certain incentives that could be achieved for additional income as well as a requirement for the chief executive officer to place 15 percent of his base salary at risk of forfeiture if specific goals were not achieved. The incentive bonuses are based on the operating subsidiary, PlanGraphics Maryland, attaining certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization) levels; EBITDA was selected because it was deemed to best reflect controllable operations.

     Long Term Incentive Compensation. Equity-based compensation and ownership ensures that the Company's executive officers have a continuing stake in the long term success of the Company. We believe the use of equity-based awards creates an ownership culture that aligns the interests of our executives with those of our stockholders. Historically our long-term incentives have been in the form of stock option awards that only produce value for our executives if the price of our stock appreciates. We believe this aligns the interests of our executives with those of our stockholders.

     Because we have experienced volatility in our business, the Company believes that stock option grants provide a significant incentive to our employees and executive officers.

     Perquisites. We provide, on a conservative basis, perquisites typically provided at companies against which we compete for executive talent, including reimbursement of automobile and other expenses, and such other perquisites as may be provided for in an executive's individual employment agreement.

     Other Benefits. All employees may participate in our 401(k) Plan, which is a defined contribution plan designed to encourage and assist employees to plan for retirement. Eligible employees, including our named executive officers, may make pre-tax deferral contributions to the 401(k) Plan of up to a specified percentage of their compensation, subject to certain limits under the Internal Revenue Service Code limits. We provide this 401(k) Plan to help our employees save a portion of their cash compensation for retirement in a tax efficient manner. PlanGraphics presently makes no matching contributions and does not anticipate doing so pending a return to profitability.

     All fulltime employees, including our named executive officers, may participate in our health and welfare benefit programs; including medical, dental and vision care coverage, disability insurance and life insurance.

     Severance Compensation and Change in Control Benefits. We have employment agreements with each of our named executive officers pursuant to which the officer will receive benefits and payments if his employment terminates under certain conditions. Only Mr. Antenucci's contains provisions for a change in control. These agreements are described in "Employment and Change in Control Agreements," below.


Accounting and Tax Considerations

     Because of the limited levels of our compensation, we believe our compensation program complies with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive officer is entitled to nonqualified deferred compensation benefits that are subject to
Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive officer is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit included in income. PlanGraphics has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

                       2007 EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

     The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to the Company in all capacities by our principal executive officer, our former chief operating officer, and two other most highly compensated employees of our operating subsidiary who were employed at September 30, 2007 (collectively, the "Named Executive Officers"):

                                                             Option
   Name and principal                 Salary      Bonus      awards      Total
        position             Year       ($)        ($)         ($)        ($)
   ------------------       ------    ------      -----      ------      -----
                                      Note 1      Note 2     Note 3
                                      ------      ------     ------

   John C Antenucci
   President & Chief         2007     157,000     7,283          -      164,283
   Executive Officer

   Michael Kevany, Senior
   Vice President, PGI-MD    2007     103,000         -          -      103,000

   John Chen Vice President
   International, PGI-MD     2007     110,000         -          -      110,000

   (Note: Columns with no data have been removed from the standard table.)


(1) These amounts in the salary column reflect the basic compensation earned during fiscal year 2007 by the named executive officers.

(2) The amount shown in the amounts reflect the amount of incentive bonus award earned by the chief executive officer under his employment agreement but paid subsequent to September 30, 2007, as discussed in further detail under the heading "Employment Agreements, Mr. Antenucci" under the caption "Employment and Change of Control Agreements." Incentive awards were accrued and earned in 2007 and paid in the first half of fiscal year 2008.

(3) The amount of nil in the option awards column reflects the fair value dollar amount recognized for financial statement reporting purposes in fiscal year 2007 for option awards granted to the chief executive officer pursuant to his employment agreement. He received a stock option grant to acquire 1,750,000 shares of common stock at $0.014 per share as inducement to enter into the 2007 amendment to his employment agreement and on the anniversary date of his amended employment agreement an award of and option to acquire 972,144 of common stock at $0.0048 per share. The amount of nil shown in the table is valued in accordance with Statement of Financial Accounting Standards No. 123(R).

(4) There is amount reported in the "All Other Compensation" column because the total amount of perquisites and benefits, (4) other than those generally available to all employees, provided to the executives are less than the threshold required for disclosure.


     The following table sets forth certain information with respect to outstanding equity awards at September 30, 2007 for our named executive officers.

                         Outstanding Equity Awards at Fiscal Year End September 30, 2007
--------------------------------------------------------------------------------------------------------------
                                                         Option awards
                      ----------------------------------------------------------------------------------------
                                                             Equity
                                                            incentive
                       Number of         Number of            plan
                       securities       securities      awards: Number of
                       underlying       underlying         securities         Option
                      unexercised       unexercised        underlying        exercise
                        options           options     unexercised unearned     price    Option expiration date
      Name                (#)               (#)              options            ($)
                      exercisable      unexercisable           (#)
--------------------------------------------------------------------------------------------------------------
                         Note 1
                      -----------
                         972,214             -                  -             $0.0400         Apr 30, 2008
                         972,144             -                  -              0.0400         Apr 30, 2009
                         972,144             -                  -              0.0150         Apr 30, 2010
John C Antenucci         972,144             -                  -              0.0120         Apr 30, 2011
                         972,144             -                  -              0.0048         May 16, 2012
                       1,750,000             -                  -              0.0140         May 16, 2012
--------------------------------------------------------------------------------------------------------------
Michael Kevany                 -             -                  -                   -                    -
--------------------------------------------------------------------------------------------------------------
John Chen                      -             -                  -                   -                    -
--------------------------------------------------------------------------------------------------------------

(1)  As has been customary for the Company's stock option grants, all of Mr.
     Antenucci's stock options were immediately fully vested at the date of grant and expire five years from the date of grant.

2007 Option Exercises and Stock Vested

     There were no options exercised during fiscal year 2007.

Employment and Change in Control Agreements

Employment Agreements

Mr. Antenucci.

     During the period from October 1, 2006 through September 30, 2007, our chief executive officer, John C. Antenucci, was compensated under his prior employment agreement from 2002, as amended from time to time. His 2007 employment agreement, described below, was subsequently further extended through December 31, 2008.

     Effective October 1, 2006, we amended Mr. Antenucci's 2002 employment agreement for fiscal year 2007. The amendment froze separation entitlements as of September 30, 2006, extended employment through December 31, 2007, placed one month of the officer's fiscal year 2007 salary plus 15% of monthly salaries into an at risk deferral account and replaced the previously existing incentive bonus provisions to read as outlined below.

     The Company shall release the Executive's Salary Deferral based on the earnings of PlanGraphics Inc. of Maryland (prorated on a calendar quarter by quarter basis) as follows:

                                       30

     o An amount equal to 18% of gross salary if EBITDA is greater than $50,000 for any quarter and EBITDA exceeds $50K for the fiscal year.
     o An amount equal to 23% of gross salary if EBITDA is greater than $75,000 for any quarter and EBITDA exceeds $75K for the fiscal year.
     o An amount equal to 28% of gross salary if EBITDA is greater than $100,000 for any quarter and EBITDA exceeds $125K for the fiscal year.
     o An amount equal to 28% of gross salary if EBITDA is greater than $100,000 for any quarter and EBITDA exceeds $125K for the fiscal year.
     o An amount equal to 3% of EBITDA greater than $100,000 for any quarter if EBITDA exceeds $400,000 for the fiscal year.
     o To the extent that the Incentive Bonus exceeds the Executive Salary Deferral, the amounts paid shall be considered "Additional Compensation" subject to applicable withholdings for taxes. The Salary Deferral and Additional Compensation shall be released within 15 days of the completion of the 4th quarter internal financial management reports, but no later than February 28, 2008.

     As compensation for his agreement to the revised provisions of the Employment Agreement, Mr. Antenucci received a stock option grant to acquire 1,750,000 shares of our common stock priced at the market closing price of $0.014 on October 31, 2006, the date the Compensation Committee entered into compensation negotiations for fiscal year 2007. The options vest immediately upon grant and are exercisable for a period of five years from date of issuance.

     Mr. Antenucci is also entitled to life insurance in the amount of $1,000,000, accidental death and dismemberment insurance in the amount of $250,000, an automobile allowance of $450 per month and reimbursement of expenses and fees incidental to his position.

     Termination provisions provide that the employment agreement may be terminated by written notice of termination by either party at any time after which the employment agreement ends 90 days thereafter; or upon expiration without renewal or extension, or upon the executive's death. In the event of termination the agreement provides that:

     o If termination by the Company for its convenience the executive shall receive one month of base compensation (base salary plus monthly employee benefits) for each year of service as an employee or officer of the Company.
     o If constructive termination and if the executive waives his right to consulting employment, the executive shall receive one month of base compensation for each year of service as an employee or officer of the Company.
     o If termination due to other resignation by executive and if he waives his right to consulting employment, the executive shall receive two weeks of base compensation for each year of service as an employee or officer of the Company.
     o If termination upon expiration of the agreement without renewal or extension, the executive shall receive one month of base compensation for each year of service as an employee or officer of the Company.
     o If termination by the company for cause, the executive shall receive six months of base compensation.
     o If termination due to the death of the executive, the Company shall pay the executive's estate shall receive one month of salary for each year of service by the executive as an employee or officer of the Company.

     Change of control shall mean any change in the ownership or control of common stock of Company resulting in more than 50% of its issued and outstanding common stock being owned or controlled by a person or entity, or a group of persons or entities, who did not own or control more than 50% of the issued and outstanding common stock of the Company as of the date of the employment agreement; or a merger or consolidation of the Company with another entity after which the voting stock of the surviving entity has the same result.

     Upon a change of control, the termination provisions noted above will be computed without being limited to computation parameters as of September 30, 2006. Accordingly, if Mr. Antenucci resigns within 90 days following a change of control, he shall receive one month of base compensation for each year of service as an employee or officer of the Company and in addition:

     o    all of his stock options shall vest immediately;
     o all of his shares of stock of the Company shall be promptly registered; and
     o any incentive bonus remaining unpaid (or unvested if stock options) for the period in which the resignation occurs shall be paid (or vested) immediately, regardless of the executive's performance status.

Post-Employment Consulting

     Mr. Antenucci's employment agreement includes a requirement beginning at time of his termination for the Company to employ him as an advisor and consultant for a period of five years, unless waived by him, for a minimum of 1,000 hours per year for which the Company will pay him compensation equal to one-half of his average annual salary for the last 36 months of his employment with the Company.

     The consulting service may be renewed or extended by written agreement any time prior to expiration of the five year period.

     The consulting service terminates upon:
     o    Executive's notice to the Company with or without cause;
     o    The Company's notice to the executive with cause;
     o    Expiration with out renewal or extension;
     o Inability of the executive to perform because of his mental health or his death.

     Compensation upon termination of consulting services:
     o If because of written notice by executive with cause, the Company shall continue his consulting compensation through the end of the agreed period; if without cause no further payment will be made.
     o If because of written notice by the Company after two years of consulting service with 30 days notice releasing executive from all consulting obligations, the Company shall compensate him at a rate of not less than 50% of the unperformed consulting service over the remaining consulting period at the Company's regular pay intervals unless both parties mutually agree to accelerate payments.
     o If because of executive's inability to perform is due to health or mental condition and caused by a disability as defined by the Americans with Disabilities Act, the Company shall continue compensation through the end of the consulting period; if the disability does not meet such definition, no further payment is to be made.
     o If because of executive's death, the Company shall make a lump-sum payment of $200,000 to his estate.

Mr. Kevany

     In 1997 through our subsidiary, PGI-MD, we entered into an employment agreement with Mr. Kevany the term of which was to expire September 30, 2000, but is extended annually if the Company does not notify him of its determination of a new expiration date at least 30 days in advance. Mr. Kevany is entitled to the standard employee benefits available to all employees of PlanGraphics and to vacation and other time off as provided for in the Company's Personal Time-Off Program.

     In the event of termination of Mr. Kevany's employment agreement, the agreement provides for:
     o If constructive termination by the Company he receives three months of base compensation and any accrued vacation and accrued awards under any performance bonus plans.

     o If termination for cause or his voluntary resignation (during the course of the agreement or any renewal thereof), he loses entitlement to all benefits including base salary, stock options and any bonuses immediately on the effective date of termination.
     o If termination for Death, disability or upon expiration of the agreement, Executive shall be entitiled to all benefits under this agreement including incentive bonuses but excluding the base salary.
     o If he exercises his option to terminate voluntarily after September 30, 2000, the Company shall continue to employ him in a consulting capacity for two years at a rate of one half of his average annual salary over the prior eighteen months during which period the executive will provide the Company a minimum of 500 hours of service per year.

     There are no change of control provisions in Mr. Kevany's employment agreement.

Mr. Chen

     In 2005 through our subsidiary, PGI-MD, we entered into an employment agreement with Mr. Chen the term of which will expire June 5, 2008, unless either party notifies the other 30 days in advance of intent to renew or extend the termination date. Mr. Chen is entitled to the standard employee benefits available to all employees of PlanGraphics and to vacation and other time off as provided for in the Company's Personal Time-Off Program.

     In the event of termination of the employment agreement, the agreement provides for:

     o If termination for the convenience of the Company, executive shall receive three months of base compensation defined as base salary plus continued participation the Company's health insurance program.
     o If termination for cause, executive shall receive one month of base compensation.
     o If termination by the Company due to executive's disability the executive shall receive three months of base compensation.
     o If termination upon expiration of the agreement without renewal or extension executive shall receive three months of base compensation
     o If termination due to executive's resignation the executive shall receive no base compensation after the required notice period.

     In the event of executive's death during one of the above periods, any amount owed but unpaid shall be accelerated and paid in a lump sum to the executive's designated beneficiaries within 120 days after the date of death.

     There are no change of control provisions in Mr. Chen's employment agreement.

Director Compensation

     The Company does not provide any cash compensation to its Directors. The Company does, however, reimburse expenses incurred by our non-employee Directors to attend Board and Committee meetings or other activities on behalf of the Company. Directors who are also our employees do not receive cash or equity compensation for services on our Board in addition to compensation payable for their services as employees. Independent Directors are eligible to participate in the Company's 1998 Equity Compensation Plan under which non-qualified stock options may be granted.

     The Company's previous standard stock option award retainer program for non-employee directors has expired. The Company plans to establish a revised standard director retainer program in the future.


     The following table sets forth a summary of the compensation we paid to our non-employee director in fiscal year 2007:

                   Fees Earned
Name             or Paid in Cash   Option Awards   All Other Compensation  Total
----             ---------------   -------------   ----------------------  -----
                       ($)             ($)                  ($)             ($)

Raymund O'Mara          -               -                    -               -


     Mr. O'Mara, who retired from the Board of Directors as well as the Compensation Committee effective March 22, 2007, did not receive any cash payments or stock option awards during fiscal year 2007. At September 30, 2007, Mr. O'Mara held options (all of which were fully vested) to acquire
     900,000 shares of our common stock.


Indemnification of Directors

     Pursuant to the Company's articles of incorporation, the Company provides indemnification of its directors and officers to the fullest extent permitted under the Colorado Business Corporation Act and provides certain indemnification to its executive officers under their employment agreements. The Company believes that this indemnification is necessary in attracting and retaining qualified directors and officers.


   ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans.

                      Equity Compensation Plan Information
                           (As of September 30, 2007)

                                              (a)                        (b)                      (c)
                                                                                        Number of securities
                                                                  Weighted average      remaining available for
                                     Number of securities to be   exercise price of     future issuance under equity
                                     issued upon exercise of      outstanding           compensation plans
                                     outstanding options,         options, warrants     (excluding securities
Plan Category                        warrants and rights          and rights            re-reflected in column (a))
-------------                        -------------------          ----------            ---------------------------

Equity Compensation plans approved
   by security holders                      8,447,790                    $0.02                 3,882,458
                                            ---------                    -----                 ---------
Total                                       8,447,790                    $0.02                 3,852,458
                                            =========                    =====                 =========








Security ownership of certain beneficial owners

     The following parties own more than five percent of our common stock as of March 31, 2008:

                                                Amount and nature of
Name and address of beneficial ownership        beneficial ownership         Percent of class
----------------------------------------        --------------------         ----------------

ICTS 1994 (USA) Inc.(1)
1 Rockefeller Plaza, Suite 2412                      17,142,857
New York, NY 10020                        Sole dispositive and voting power        17.6%

Human Vision LLC(2)
8181 Professional Place, Suite 200                   17,702,345
Landover, MD 20785                        Sole dispositve and voting power         18.2%

----------
     (1)  According to information on Schedule 13G filed with the SEC on March
          21, 2002, ICTS 1994 (USA) Inc., a corporation organized in the State of New York, holds 17,142,857 shares of our Common Stock. Based upon information in that filing, M. Albert Nissim, President, has sole voting control over the corporation.
     (2)  Information for Mr. Gary S. Murray, a former director of the Company, includes Human Vision LLC, an organization in which he is a control person, are based on the most recent information available to the
          Company as filed by Mr. Murray on Form 4 with the SEC on October 13,
          2004. Mr. Murray was a control person of Human Vision LLC at that time. We are unaware of any changes in these holdings subsequent to that date. The quantities reflect shares of common stock only and exclude any options to acquire common stock which have since expired or terminated.


Security ownership of management:

     Directors and officers of PGRA owned the following percentages of our common stock as of March 31, 2008:

                                                 Amount and nature of            Percent of
Name and address of beneficial ownership         Beneficial Ownership               class
----------------------------------------         --------------------               -----
John C. Antenucci
President, CEO and Director
c/o PlanGraphics, Inc.
112 East Main Street                                 12,655,095(1)
Frankfort, KY 40601                        Sole dispositive and voting power         11.5%

Frederick G.  Beisser
Senior Vice President -
Finance, Secretary and Treasurer
c/o PlanGraphics, Inc.
10940 S.  Parker Rd, #533                             1,479,900(2)
Parker, Colorado 80134                     Sole dispositive and voting power          1.5%

All Directors and Officers
As a group (2 persons)                                 14,134,995                    13.0%

----------
(1)  Includes 6,610,790 shares of common stock issuable pursuant to the exercise of options and 205,000 shares of common stock owned by Mr. Antenucci's spouse and minor child, for which he is deemed to be a beneficial owner.
(2)  Includes 1,000,000 shares of common stock issuable pursuant to the exercise of options.

                                       35

     ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                                  INDEPENDENCE

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

     John C. Antenucci, President and a director of PGRA, personally guaranteed an obligation of PGRA on September 22, 1998. As consideration for such guaranty, PGRA agreed to pay Mr. Antenucci 5% of the outstanding loan balance on an annual basis. PGRA has not paid all monies owed to Mr. Antenucci pursuant to this agreement. The agreement was considered to be in the best interests of PGRA at the time of the agreement by the disinterested members of its Board of Directors. As of January 7, 2005, when we entered into the new financing arrangement with KCap, the guarantee obligations of Mr. Antenucci were terminated and the remaining balance owed to Mr. Antenucci was $97,120 at that date, at September 30, 2007, and also as of March 31, 2008.

Board Membership and Director Independence

     Our board of directors has determined that Mr. Raymund O'Mara qualified as an independent director under rules promulgated by the SEC. He served as the head of the Compensation Committee until his retirement on March 22, 2007. There is no family relationship among any of our executive officers or directors.

     During the fiscal year 2007, the board of directors held one meeting and the Compensation Committee met one time.Each of our current directors attended at least 75% of the aggregate total of meetings of the board of directors and committees on which he served.


                               ITEM 13 -- EXHIBITS

     The following exhibits are filed as part of this Report:

       Exhibit
       Number   Description of Exhibit
       ------   ----------------------------------------------------------------

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

       Exhibit
       Number   Description of Exhibit
       ------   ----------------------------------------------------------------

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

        4.2 1998 Equity Incentive Plan (filed with Annual Report on Form 10-KSB on January 13, 1998 and incorporated herein by reference).

        4.3 Equity Compensation Plan (filed with Registration Statement on Form S-8 on September 8, 1999 and incorporated herein by reference).

        4.4 Series A Preferred Stock Purchase Agreement, dated August 21, 2006, between PlanGraphics, Inc. and Nutmeg Group, LLC. (filed on Form 8-K, dated August 16, 2006, and incorporated herein by reference).

        4.5 Form of Warrant issued to Nutmeg Group pursuant to the Series A Preferred Stock Purchase Agreement (filed on Form 8-K, dated August 16, 2006, and incorporated herein by reference).

        10.1 Customer Contract with the City of New York (filed with Registration Statement on Form SB-2/A on August 20, 2001 and incorporated herein by reference).

        10.2 Form of Extension of Employment Agreement, letter dated December 21, 2005 (filed on Form 8-K, dated January 9, 2006 and incorporated herein by reference).

        10.3 Employment Agreement between PGRA and Frederick G. Beisser, dated January 1, 2002 and executed on May 2, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

        10.4 Extension of Beisser Employment Agreement, dated December 28, 2004 (filed on Form 8-K, dated December 22, 2004 and incorporated herein by reference).

        10.5 Extension of Beisser Employment Agreement, letter dated August 30, 2005 (filed on Form 8-K, dated August 30, 2005 and incorporated herein by reference).

        10.6 Amendment One of Beisser Employment Agreement, dated February 16, 2007 (filed on Form 8-K, dated January 31, 2007, and incorporated herein by reference)

        10.7 Amendment Two of Beisser Employment Agreement, dated December 26, 2007 (filed on Form 8-K, dated January 3, 2008, and incorporated herein by reference)

        10.8 Employment Agreement between PGRA and John C. Antenucci, dated and executed on May 1, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).

        10.9 Extension of Antenucci Employment Agreement, amendment dated March 25, 2005 (filed on Form 8-K, dated March 25, 2005).

        10.10 Extension of Antenucci Employment Agreement, second amendment dated November 9, 2005 (filed on Form 8-K, dated November 9,
                2005)

        10.11 Extension of Antenucci Employment Agreement, dated January 31, 2007 (filed on Form 8-K, dated January 31, 2007 and filed herein by reference).

        10.12 Extension of Antenucci Employment Agreement, dated December 26, 2007 (filed on Form 8-K, dated January 3, 2008 and filed herein by reference).

        10.13 Contract with New York State Office of Cyber Security and Critical Infrastructure, dated January 4, 2005 (filed on Form 8-K, dated January 4, 2005, and incorporated herein by reference).

        10.14 Agreement with K Capital Partners, Inc. executed January 7, 2005 (filed on Form 8-K, dated January 7, 2005 and incorporated herein by reference).

        10.15 Form of Membership Purchase Agreement for sale of Jobview holding, dated September 30, 2005 (filed on Form 10-KSB, dated September 30, 2004, filed on January 4, 2006, and incorporated herein by reference).

       Exhibit
       Number   Description of Exhibit
       ------   ----------------------------------------------------------------

        10.16 Master Factoring Agreement with Rockland Credit Finance LLC executed February 17, 2005 (filed on Form 8-K, dated February 17, 2005, and incorporated herein by reference).

        10.17 First Amendment to Master Factoring Agreement with Rockland Credit Finance, LLC, dated January 9, 2006 (filed on Form 8-K, dated January 9, 2005, and incorporated herein by reference).

        14.1 Code of Ethics for Senior Financial Officers implemented by Board Decision on October 7, 2002 (filed with our Annual Report on Form 10-KSB on December 30, 2002, and incorporated herein by reference).

        21.1    List of Subsidiaries.*

        31.1 Sarbanes-Oxley Certification for the principal executive officer, dated April 3, 2008.*

        31.2 Sarbanes-Oxley Certification for the principal financial officer, dated April 3, 2008.*

        32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which is dated April 3, 2008.*

----------
*    Filed herewith.


                ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees billed by our principal independent registered public accounting firms for audits of the financial statements for the fiscal years indicated:


                                            2007       2006
                                              $         $
                                           -------   -------
                   Audit Fees              $57,000   $48,000
                   Audit-Related Fees(1)      --        --
                   Tax Fees                   --        --
                   All Other Fees             --        --
                                           -------   -------
                   Total                   $57,000   $48,000


     Percentage of hours on audit engagement performed by non-FTEs: The audit work performed by non-full time employees was less than 50% of total time.

     Audit pre-approval policies and procedures: In accordance with the Amended and Restated Audit Committee Charter of March 21, 2003 as provided with our Proxy Statement dated April 1, 2003, the Board of Dirctors, acting as the Audit Committee, reviewed with the independent auditors and financial management of the Company the scope of the proposed audit and timing of quarterly reviews for the current year and as well as non-audit services requested and the audit procedures to be utilized. The Board of Directors also approves in advance all audit and any non-audit services for which the independent auditors may be retained.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 3, 2008                   PlanGraphics, Inc.


                                       By: /s/John C. Antenucci
                                           ------------------------
                                           John C. Antenucci
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                          Date
     ---------                          -----                          ----


/s/ Fred Beisser           Senior Vice President--Finance,        April 3, 2008
-----------------------    Secretary and Treasurer, (principal
Frederick G.  Beisser      financial & accounting officer)
                           and Director


/s/ John C.  Antenucci     CEO, President (principal Executive    April 3, 2008
-----------------------    officer) and Director
John C. Antenucci

                               PLANGRAPHICS, INC.
                              Financial Statements
                                  2007 and 2006




                                TABLE OF CONTENTS




                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       2


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                                                 3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                       4

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
    EQUITY (DEFICIT)                                                          5

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                       6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
PlanGraphics, Inc.

We have audited the accompanying consolidated balance sheets of PlanGraphics, Inc. and Subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlanGraphics, Inc. and Subsidiaries, as of September 30, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                                            /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
March 13, 2008


                                      PLANGRAPHICS, INC.
---------------------------------------------------------------------------------------------

                                  CONSOLIDATED BALANCE SHEETS

                                         September 30,

        ASSETS                                                       2007            2006
                                                                 ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents
     Cash                                                        $     36,711    $      1,895
     Restricted cash                                                   41,931            --
                                                                 ------------    ------------
                                                                       78,642           1,895
  Accounts receivable, less allowance for doubtful accounts of
    $0 and $100,586 for 2007 and 2006, respectively                 1,074,944       1,587,987
  Prepaid expenses and other                                           30,362          77,747
                                                                 ------------    ------------
        Total current assets                                        1,183,948       1,667,629
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                             367,515         354,132
    Less accumulated depreciation and amortization                    337,837         306,056
                                                                 ------------    ------------
                                                                       29,678          48,076
                                                                 ------------    ------------

OTHER ASSETS
  Software development costs, net of accumulated amortization
   $657,967 and $469,181 in 2007 and 2006, respectively               284,932         388,841
  Other                                                                10,518           9,416
                                                                 ------------    ------------
                                                                      295,450         398,257
                                                                 ------------    ------------

        Total assets                                             $  1,509,076    $  2,113,962
                                                                 ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par
    value, 500 shares issued and outstanding at September
    30, 2007 and 2006                                            $    500,000    $    500,000
  Notes payable - current maturities                                  182,786         263,051
  Accounts payable                                                  2,558,265       2,400,529
  Accrued payroll costs                                               304,366         349,385
  Accrued expenses                                                    367,217         369,043
  Deferred revenue and prebillings                                    351,974         617,018
                                                                 ------------    ------------
        Total current liabilities                                   4,264,608       4,499,026

   Notes payable - long-term, less current maturities                  34,541          35,460
                                                                 ------------    ------------

        Total liabilities                                           4,299,149       4,534,486
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 and 97,214,418 shares issued and outstanding        20,697,839      20,697,839
  Accumulated deficit                                             (23,487,912)    (23,118,363)
                                                                 ------------    ------------
        Total Stockholders' Equity (Deficit)                       (2,790,073)     (2,420,524)
                                                                 ------------    ------------

                                                                 $  1,509,076    $  2,113,962
                                                                 ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.


                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended September 30,

                                                     2007              2006
                                                 ------------      ------------

Revenues                                         $  4,219,538      $  3,908,138

Costs and expenses
  Direct contract costs                             2,475,861         2,674,484
  Salaries and employee benefits                    1,262,567         1,380,275
  General and administrative expenses                 590,605           894,762
  Marketing expenses                                   26,945            60,011
  Other operating expenses                            121,447           333,036
  Impairment of goodwill                                 --           1,457,107
                                                 ------------      ------------
         Total costs and expenses                   4,477,425         6,799,675
                                                 ------------      ------------

         Operating loss                              (257,887)       (2,891,537)
                                                 ------------      ------------

Other income (expense):
  Other income                                         70,691           129,755
  Interest expense                                   (182,353)         (159,660)
                                                 ------------      ------------
                                                     (111,662)          (29,905)
                                                 ------------      ------------


         Net loss                                $   (369,549)     $ (2,921,442)
                                                 ============      ============

Basic and diluted loss per common share          $      (0.00)     $      (0.03)
                                                 ------------      ------------

Weighted average shares of common stock
  outstanding - basic and diluted                  97,214,418        97,214,418
                                                 ============      ============


  The accompanying notes are an integral part of these consolidated financial statements.


                                     PLANGRAPHICS, INC.
-------------------------------------------------------------------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           Years ended September 30, 2007 and 2006


                                       Common Stock                               Total
                                ---------------------------   Accumulated     Stockholders'
                                   Shares         Amount        Deficit     Equity (Deficit)
                                ------------   ------------   ------------  ----------------

Balance, September 30, 2005       97,214,418   $ 20,688,118   $(20,196,921)   $    491,197

Net loss                                --             --       (2,921,442)     (2,921,442)

Stock based compensation                --            9,721           --             9,721
                                ------------   ------------   ------------    ------------
Balance at September 30, 2006     97,214,418     20,697,839    (23,118,363)     (2,420,524)

Net loss                                --             --         (369,549)       (369,549)
                                ------------   ------------   ------------    ------------
Balance at September 30, 2007     97,214,418   $ 20,697,839   $(23,487,912)   $ (2,790,073)
                                ============   ============   ============    ============



 The accompanying notes are an integral part of these consolidated financial statements.






                                  PLANGRAPHICS, INC.
---------------------------------------------------------------------------------------

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the years ended September 30,

                                                                 2007           2006
                                                             -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                   $  (369,549)   $(2,921,442)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                220,566        232,450
    Allowance for doubtful accounts                             (100,586)        67,375
    Stock based compensaton                                         --            9,721
    Impairment of goodwill                                          --        1,457,107
  Changes in operating assets and liabilities
      Accounts receivable                                        613,629      1,017,391
      Prepaid expenses and other                                  47,386         (1,045)
      Other assets                                                (1,102)        18,085
      Accounts payable                                           157,736       (124,147)
      Accrued expenses                                           (46,845)      (135,723)
       Deferred revenue and prebillings                         (265,044)      (207,720)
                                                             -----------    -----------
       Net cash provided by (used in) operating activities       256,191       (587,948)
                                                             -----------    -----------

Cash flows provided by (used in) investing activities:
  Purchases of equipment                                         (13,383)       (10,559)
  Proceeds from sale of Jobview                                     --          198,250
  Software developed for future use                              (84,877)      (170,093)
                                                             -----------    -----------
       Net cash provided by (used in) investing activities       (98,260)        17,598
                                                             -----------    -----------

Cash flows provided by (used in) financing activities:
  Proceeds from debt                                                --          145,134
  Payments on debt                                               (81,184)       (56,317)
  Payments on notes payable - related parties                       --          (18,000)
  Proceeds from redeemable preferred stock                          --          500,000
                                                             -----------    -----------
       Net cash provided by (used in) financing activities       (81,184)       570,817
                                                             -----------    -----------

Net increase in cash                                              76,747            467
Cash and cash equivalents at beginning of year                     1,895          1,428
                                                             -----------    -----------

Cash and cash equivalents at end of year                     $    78,642    $     1,895
                                                             ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                         F-6

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. The Company

     These consolidated financial statements include the accounts of PlanGraphics, Inc. (a Colorado Corporation) and those of its wholly owned subsidiary PlanGraphics, Inc. (a Maryland Corporation) and the latter's wholly owned subsidiaries, RTD2M and Xmarc Ltd (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

     The Company is a full life-cycle systems integration and implementation firm providing a broad range of services in the design and implementation of information technology in the public and commercial sectors. The Company has extensive experience with spatial information systems and e-services.

     The Company's customers are located in the United States and foreign markets requiring locational or "spatial" information. Approximately 67% of its revenue comes from customers in federal, state and local governments and utilities; 22% from international; and the remaining 11% from commercial enterprises within the United States. International revenues are derived from various countries and as a percent of total revenue the countries are: Italy 9%, China 7%, England 4%, Holland 1% and Australia 1%.

     2. Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     3. Management Estimates

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

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     4. Property, Equipment and Depreciation and Amortization

     Property and equipment are recorded at cost less accumulated depreciation or amortiztion. Depreciation is computed primarily using the straight-line method over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $220,566 and $232,450 for the years ended September 30, 2007 and 2006, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged as an expense to operations.

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

     6. Income Taxes

     The Company files United States federal and state income tax returns for its domestic operations, and files separate foreign tax returns for its United Kingdom subsidiary. The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     7. Net Loss Per Share

     Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

     The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                                 Year ended September 30,
                                                    2007         2006
                                                 ----------   ----------

     Basic EPS share quantity                    97,214,418   97,214,418
     Effect of dilutive options and warrants *         --           --
                                                 ----------   ----------
     Diluted EPS share quantity                  97,214,418   97,214,418


     *For the net-loss periods ended September 30, 2007 and 2006, we excluded any effect of the 8,447,790 and 15,174,116 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

     8. Research and Development costs

     Research and development costs are expensed as incurred. The amounts for fiscal years 2007 and 2006 were insignificant.

     9. Concentrations of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with reputable financial institutions and are primarily in demand deposit accounts. The Company did not have balances in excess of FDIC insured limits as of September 30, 2007, or at September 30, 2006. Because of large but infrequent payments that may be received from major customers, account balances may exceed FDIC insured limits for very short periods.

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

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     10. Fair Value of Financial Instruments

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments. However considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates may not necessarily be indicative of the amounts that could be realized or would be paid in a current market exchange. The carrying values of notes payable and capital lease obligations reported on the consolidated balance sheets approximate their respective fair values.

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

     The Company has three geographic regions for its operations, the United States, Europe and Asia. Revenues are attributed to geographic areas based on the location of the customer. The following graph depicts the geographic information expected by FAS 131:

     Geographic Information
                                                 Long-lived       Accounts
                                  Revenues         Assets        Receivable
                                 ----------      ----------      ----------
          2007
     United States               $3,314,817      $  309,866      $  806,297
     Europe                         553,953           4,744         268,647
     Asia                           350,768            --              --
                                 ----------      ----------      ----------
     Total                       $4,219,538      $  314,610      $1,074,944


          2006
     United States               $3,016,067      $  436,917      $1,365,814
     Europe                         493,379           6,168         222,173
     Asia                           398,692            --              --
                                 ----------      ----------      ----------
     Total                       $3,908,138      $  443,085      $1,587,987

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     12. Recognition of Expenses in Outsourced Work

     Pursuant to management's assessment of the services that have been performed by subcontractors on contracts and other assignments, we recognize expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management's judgment. Several of our contracts extend across multiple reporting periods.

     13. Stock-Based Compensation Expense

     Prior to January 1, 2006, the Company accounted for share-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provided the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. The Company adopted SFAS No. 123R using the modified prospective method, and, therefore, prior periods were not restated. Under the modified prospective method, companies are required to record compensation expense for (1) the unvested portion of previously issued awards that remain outstanding at the initial date of adoption, which we did not have, and (2) for any awards issued, modified or settled after the effective date of the statement which we also did not have. The Company recognizes stock compensation expenses over the requisite service period of the award, normally the vesting term of the options which are generally immediately fully vested and exercisable. As required by SFAS No. 123R, the Company has recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. See Note I, Item 2, below, for further discussion.

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

     We conduct business in a number of foreign countries and, therefore, face exposure to slight but sometimes adverse movements in foreign currency exchange rates. International revenue of $925,695 was about 22% of our total revenue in 2007, although only about $612,499, or 15% of our total revenue, was denominated in a currency other than U.S dollars. Accordingly, a 10% change in exchange rates could increase or decrease our revenue by $61,250. Since we do not use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars may be subject to some amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our future financial results.

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Our primary foreign currency exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses related to our international operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of consulting and systems integration services provided to international customers in Asia, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There have been and there may continue to be period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies. The net amount of foreign currency gains and (losses) was $10,007 for fiscal year (FY) 2007 and $5,339 for FY 2006. In view of the foregoing, we believe our exposure to market risk is limited.

     15. Recent Accounting Pronouncements

     FIN 48. In July 2006, the Financial Accounting Standards Board ("FASB") released Interpretation No. 48 "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No.109 which clarifies the accounting and reporting for uncertainties in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will be required to adopt and report the impact of FIN 48 in the first quarter of fiscal year 2008. Although we will not adopt this Statement until then, Management believes that adoption of FIN 48 will not have a material effect on the consolidated financial statements.

     SFAS 157. In September 2006, the FASB issued FAS 157, "Fair Value Measurements." FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 in FY 2009 to have a significant impact on results of operations or financial condition.

     SAB 108. During September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. Management believes that adoption of SAB 108 during FY2008 will not have a significant effect on the financial statements.

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

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     SFAS 141R. In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Management does not believe that SFAS No. 141R will have any impact its future consolidated financial statements.

     SFAS 160. In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

     16. Reclassifications

     Certain reclassifications have been made to the fiscal 2006 financial statements to conform to the fiscal 2007 financial statements' presentation. Such reclassifications have no effect on financial position or net loss available to common shareholders as previously reported.

     17. Purchased and Internally Developed Software Costs for Future Project
     Use

     The Company follows SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The amortization is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amoritzation expense amounted to $188,786 and $190,416 for FYs 2007 and 2006, respectively. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No impairments were recorded in 2007.

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE B - LIQUIDITY CONSIDERATIONS

The Company has an accumulated deficit of $23,487,912 at September 30, 2007, and although total liabilities have decreased by $235,337, the Company still has a working capital deficit of $3,080,660 at September 30, 2007 and recurring net losses in fiscal years (FYs) 2007 back to 1998. Future viability of the Company is dependent upon the Company's ability to achieve profitability in its future operations.

The Company's Master Factoring Agreement with Rockland Credit Finance, LLC ("Rockland") was extended to June 30, 2008.

The Company reported a net loss of $369,549 for FY 2007 versus a net loss of $2,921,442 for FY 2006 which included $1,457,107 of goodwill impairment expense. The Company has increased revenue by $311,400, or 8%, during FY 2007 and has also further reduced costs and expenses in all categories. It expects to report slightly increased revenue, continued negative working capital and continued cash flow delays for FY 2008. These constrained cash flows adversely affect the Company's ability to meet payroll, subcontractor and other payment obligations on a timely basis. On occasion, payroll disbursements were delayed and, accordingly, related Federal Income Tax Withholding and Federal Insurance Contributions Act and Medicare computations and payments were made subsequent to normal due dates. Consequently, the Company could be subject to penalties. Delayed payments to subcontractors have caused work stoppages and, at times, adversely affected the Company's ability to service certain of its major projects and to generate revenue.

Operations in recent years have been financed by the following sources:

     o    revenue generated from operations;
     o    factoring of accounts receivable at high interest rates,
     o    accretion of accounts payable to vendors and subcontractors,
     o    sale of redeemable preferred stock;
     o loans from principal shareholders and employees, including deferred payments of payroll; and
     o    loans and lines of credit.

The Company continues to take actions to leverage its technical capabilities and reputation and to increase revenue from its more profitable software sales and the related cash flows as well as to reduce its controllable costs and expenses to the maximum extent possible.

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE C - ACCOUNTS RECEIVABLE

     At September 30, the components of contract receivables were as follows:

                                                      2007          2006
                                                   ----------    ----------

     Billed                                        $  715,659    $1,103,346
     Unbilled                                         359,285       585,227
                                                   ----------    ----------
                                                    1,074,944     1,688,573
     Less allowance for doubtful accounts                --         100,586
                                                   ----------    ----------
     Accounts receivable, net                      $1,074,944    $1,587,987
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

     Billed receivables include $56,428 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($364,490) less the net amount of funds employed by Rockland in servicing them ($302,062) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement. Pursuant to the factoring agreement we have granted Rockand a lien and security interest in all of our cash, accounts, goods and intangibles.

     The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 34% and 21% of revenues for the years ended September 30, 2007 and 2006, respectively, while the San Francisco Department of Justice represented 11% of 2007 revenues. NYDEP accounted for 27%, the Italian Ministry of Finance (IMOF) accounted for 17% and the Panjin Municipal Planning Office 16% of accounts receivable at September 30, 2007 while NYDEP and IMOF represented 16% and 12%, respectively, of accounts receivable at September 30, 2006.

     Deferred revenue amounts of $351,974 and $617,018 at September 30, 2007 and 2006, respectively, represent amounts billed in excess of amounts earned.

NOTE D - ACCOUNTS PAYABLE

     Accounts payable at September 30 consist of:

                                             2007         2006
                                          ----------   ----------

              Trade payables              $1,249,704   $1,230,038

              Payable to subcontractors    1,304,669    1,162,237

              Other payables                   3,892        8,254
                                          ----------   ----------

              Total accounts payable      $2,558,265   $2,400,529
                                          ==========   ==========

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE E - ACCRUED EXPENSES

     Accrued expenses at September 30 are as follows:

                                                            2007       2006
                                                          --------   --------

     Accrued expenses due to vendors and subcontractors   $ 67,939   $ 54,900

     Accrued interest                                      234,353    168,532

     Accrued professional fees                              53,000     73,500

     Other accrued expenses                                 11,925     72,111
                                                          --------   --------

     Total accrued expenses                               $367,217   $369,043
                                                          ========   ========


NOTE F - NOTES PAYABLE

   Notes payable at September 30 are as follows:

                                                               2007       2006
                                                             --------   --------

 An uncollateralized promissory note with a vendor in
   the original amount of $11,500, interest rate of 12%.
   The note, requiring monthly payments of $1,916 matured
   on September 15, 2006 and is currently in default.        $  7,668   $  7,668

 An uncollateralized promissory note with a vendor in
   the original amount of $91,509, interest rate of 5%. An
   initial payment of $25,000 was due January 31, 2007
   followed by 12 monthly payments of $5,694.                  33,669     91,509

 An uncollateralized promissory note with a vendor in
   the original amount of $44,631, non-interest bearing.
   The note matured December 31, 2005, when a single
   payment of the entire amount was due and is currently
   in default. As a result the interest rate increased to
   10%.                                                        23,709     40,209

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE F - NOTES PAYABLE (CONTINUED)

 An uncollaterlized promissory note with a vendor in the
   original amount of $185,000, interest rate of 9.5%. The
   note matured June 21, 2001 when final payment of
   $23,665 was due and is currently in default. As a
   result the interest rate increased to 13.5%.                23,665     23,665

 The purchase price of Xmarc technology owed to HPI in
   the amount of $250,000 payable in equal installments
   over five years with interest imputed at 6.5%. The
   amount is evidenced by an uncollateralized agreement
   effective April 1, 2003.                                   128,616    135,460
                                                             --------   --------

   Total notes payable                                        217,327    298,511

     Less: Current maturities                                 182,786    263,051
                                                             --------   --------

   Notes payable - long-term                                 $ 34,541   $ 35,460
                                                             ========   ========


NOTE G - TAXES ON INCOME

    The provision for income taxes consisted of the following:

                                                    2007            2006
                                                 -----------    -----------
     Current expense:
       Federal                                   $      --      $      --
       State                                           3,173          7,863
       Foreign expense                                   715         15,882
                                                 -----------    -----------
                                                 $     3,188    $    23,745
                                                 ===========    ===========
     Deferred expense (benefit):
       Federal                                   ($  121,000)   ($  974,000)
       State                                         (12,000)       (194000)
                                                 -----------    -----------
                                                    (133,000)    (1,068,000)
     Change in valuation allowance                   133,000      1,068,000
                                                 -----------    -----------
                                                 $      --      $      --
                                                 ===========    ===========


                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE G - TAXES ON INCOME (CONTINUED)

     A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                                       2007      2006
                                                                       ----      ----

     U.S. federal statutory rates                                     (34.0%)   (34.0%)
     State income tax, net of federal tax benefit                      (3.3)       .3
     Permanent differences                                               -       17.2
     Foreign income taxes, net of federal tax benefit                    .2        .7
     (Increase) decrease in deferred tax asset valuation allowance     40.1      14.8
                                                                      ------    ------

     Effective tax rate                                                 3.0 %     1.0 %
                                                                      ======    ======

     Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                         2007           2006
                                                     -----------    -----------
     Deferred tax assets:
       Net operating loss carryforwards              $ 7,129,000    $ 6,839,000
       Expense for stock options and warrants               --            4,000
       Provision for losses on accounts receivable          --           38,000
       Accrued payroll costs and vacation                 40,000         51,000
                                                     -----------    -----------
          Total gross deferred tax asset               7,169,000      6,932,000
       Deferred tax liabilities:
          Deferred income of foreign corporation        (282,000)      (178,000)
                                                     -----------    -----------
                                                       6,887,000      6,754,000
     Valuation allowance                              (6,887,000)    (6,754,000)
                                                     -----------    -----------
          Net deferred tax asset                     $      --      $      --
                                                     ===========    ===========

     A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     During the year ended September 30, 2007, the valuation allowance increased by $133,000.

     At September 30, 2007, the Company had net operating loss carryforwards of approximately $19.1 million with expirations through 2027. The utilization of the loss carry forwards may be limited under Internal Revenue Service
     Code Section 382 regulations related to changes of ownership.

     For the year ended September 30, 2006, deferred tax assets resulting from net operating loss carryforwards have been restated from $6,117,000, as originally reported, to $6,839,000. The increase results from the Company's review of available tax losses. The restatement is deemed to have no effect on the Company's tax provision as a full valuation allowance has been provided.



                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE H - COMMITMENTS AND CONTINGENCIES

     1. Obligations Under Operating Lease - Related Party

     The Company leases an office facility from Capitol View Development, LLC, a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol
     View Development, LLC. The annual lease amount is $102,500 exluding taxes, insurance and maintenance costs.

     2. Operating Lease Commitments

     The Company leases certain office facilities and certain furniture and equipment under various operating leases. The remaining lease terms range from one to five years.

     Minimum annual operating lease commitments at September 30, 2007 are as follows:

     Year ending September 30,

         2008                                                  153,411
         2009                                                  110,727
         2010                                                  105,928
         2011                                                  102,500
         2012                                                  102,500
         Thereafter                                            375,834
                                                              --------

                                                              $950,900
                                                              ========

     Rental expense for the years ended September 30, 2007 and 2006 totaled
     $161,867 and $289,944, respectively.

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

     Under the agreement the Company also had the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. Effective April 1, 2003 the Company exercised its right to acquire the intellectual property. As a result, the Company will pay XS
     $50,000 annually on March 31 in the years 2004 through 2008 (see Note F) and royalty payments for amounts due for each of these years in which the royalties earned exceeds $50,000. During FY 2007 the Company had recorded approximately $78,889 in revenues earned under the revenue license agreement and $44,156 in royalties.



                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     4. Employment Agreements

     On April 30, 2002, the Company entered into new employment agreements with three officers. Two of them were effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,000 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. On the anniversary date of his employment agreement, the chief executive officer is entitled to receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock. The chief operating officer declined to further extend his employment agreement on November 7, 2006 and the Company has extended the employment agreements of its two remaining officers through December 31, 2008. Pursuant to the employment agreement for the chief executive officer, stock options to acquire 972,412 and 972,412 of common stock were granted during FY 2007, and 2006. During FY 2007 the Company also granted stock options to acquire
     2,750,000 shares of common stock to the two officers as inducement to extend their employment agreements to December 31, 2008.

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

     6. Xmarc Ltd.

     During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the Xmarc Services Limited agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, the Company completed a purchase transaction with an effective date of March 31, 2004, in which it acquired Xmarc Ltd in a non-cash transaction for $64,647. Payment was made by forgiveness of accounts receivable due to the Company from Xmarc Services Limited, owned by the sellers of XL. The results of XL's operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition, which has resulted in revenue of $573,869 during FY 2007, enhances its strategic development and prospects for growth.


                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE I - EQUITY TRANSACTIONS

     1. Preferred Stock

     As of September 30, 2007, the Company had authorized 20,000,000 shares of preferred stock, 500 of which were issued and outstanding at September 30, 2006 and 2007, respectively.

     The shares of preferred stock may be issued from time to time in one or more series. The Company's board of directors is expressly authorized, without further approval by shareholders, to provide for the issue of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be adopted by the board of directors and as may be permitted by law.

     On August 21, 2006, the Company entered into a Series A Preferred Stock
     Purchase Agreement with Nutmeg Group, LLC pursuant to which it sold and Nutmeg Group, LLC bought, for an aggregate purchase price of $500,000, a total of 500 shares (the "Shares") of the Company's Series A 12% Redeemable
     Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of the Company's common stock equal to 80 percent of the fully diluted outstanding shares with an aggregate exercise price of $10.00 (the
     "Warrant,"). The Series A Preferred Stock is non-voting and is not convertible into shares of the company's common stock.

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

     2. Stock-Based Compensation

     As noted above, the Company follows provisions of SFAS No. 123R in accounting for share-based payments to employees, including grants of employee stock options, and recognizes related expenses in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards.

     The Company's option valuation model (the Black-Scholes model) requires the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options (which it does not have), and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not, in management's opinion, necessarily provide a reliable single measure of the fair value of the Company's employee stock options.



                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

     The Company granted options to acquire 3,722,144 shares of common stock during the quarter ended June 30, 2007 of the year ended September 30, 2007. Using the Black Scholes valuation model, the Company determined the fair value of the underlying shares to be $0.

     A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2007 and 2006 and changes during the years ended on those dates is presented below:

                             Options                              Warrants
                 ---------------------------------     -------------------------------
                                       Weighted                           Weighted
                    Number of           Average           Number of        Average
                     Shares         Exercise Price         Shares       Exercise Price
                 -------------      --------------     -------------    --------------

Outstanding
at 9/30/2005       10,356,760            $ 0.040          3,898,879       $    0.150

Granted               972,144              0.012                  -                -
Cancelled             (12,000)             0.170            (41,667)           0.010
Exercised                   -                  -                  -                -
                 -------------      -------------      -------------      -----------
Outstanding
at 9/30/2006       11,316,904            $ 0.039          3,857,212       $    0.039
                 -------------      -------------      -------------      -----------

Granted             3,722,144              0.012                  -                -
Cancelled          (6,591,258)             0.047         (3,857,212)           0.039
Exercised                   -                  -                  -                -
                 -------------      -------------      -------------      -----------
Outstanding
at 9/30/2007        8,447,790            $ 0.021                  -       $        -
                 =============      =============      =============      ===========


Exercisable
at 9/30/2006       11,316,904            $ 0.039          3,857,212       $    0.039
                 -------------      -------------      -------------      -----------

Exercisable
at 9/30/2007        8,447,790            $ 0.021                  -       $        -
                 -------------      -------------      -------------      -----------


     There were no options exercised during the year ended September 30, 2007;
     accordingly, the total intrinsic value of options exercised during 2007 is $0.

                                      F-22

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

     The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for all options and warrants outstanding at September 30, 2007 is presented below:

                                  Stock Options
        ----------------------------------------------------------------
            Range of                                  Weighted-average
            Exercise                  Shares          Remaining Years
             Prices                                   Contractual Life
        ----------------------------------------------------------------
          $0.0048-$0.015             5,666,432             4.01

          $0.020-$0.040              2,781,358             1.18
                                  ---------------
                                     8,447,790
                                  ===============

     The fair value of the options granted in the periods ending September 30, 2007 and 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

                                             2007            2006
                                           --------        --------
           Dividend yield                    0.00%           0.00%
           Expected Volatility               1.31%           1.22%
           Risk free interest rate           4.94%           5.10%
           Expected lives                   5 years         5 years


     The weighted-average grant date fair value for options granted during 2007 and 2006 was approximately $0.00 and $0.01, respectively.

     For the twelve months ended September 30, 2007 and 2006, net loss and the loss per share reflect the actual deduction for stock-based compensation expense which was was $0 and $9,721, rspectively. The expense for stock-based compensation is a non-cash expense item.

     Because we did not have any unvested options or warrants as of September 30, 2007, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.

                               PLANGRAPHICS, INC.
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2007 and 2006


NOTE J - EMPLOYEE BENEFIT PLANS

     The Company has a Section 401(k) deferred compensation plan covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at PlanGraphics' discretion based upon PlanGraphics' performance. During April 2003 the matching contributions were suspended pending improved profitability of the Company; accordingly, no discretionary matching expenses were charged to operations for the plan during the years ended September 30, 2007 and 2006.

NOTE K - LITIGATION

     The Company is engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

NOTE L - SUBSEQUENT EVENTS

     Extension of Employment Agreements for Parent Company Officers. During December 2007 the Company entered into amendments to the employment agreements of its chief executive officer and its chief financial officer, to extend the term of their existing employment agreements through December 31, 2008. (See Note H4, above.)


NOTE M - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS


                                                  2007             2006
                                                  ----             ----
     Years ended September 30,
     Cash paid for interest                    $  123,107      $  114,624
     Cash paid for income taxes                     3,837           7,112