Form 10QSB
period 2007-12-31
PLANGRAPHICS INC
filed 2008-04-23
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended December 31, 2007.

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


     97,214,418 shares of common stock (no par value) were outstanding as of
                                 April 11, 2008.

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

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

Forward-looking statements include, but are not limited to, statements in this Form 10-QSB regarding:

o availability of working capital to meet our immediate cash and liquidity needs;
o    our ability to raise funds through debt and equity financing;
o    estimates regarding our financing needs;
o    our prospects for growth;
o    our ability to reduce costs and expenses
o    the collectibility of our accounts receivable;
o    cancellation of our contracts and order assignments;
o the continuation of our relationship with the City of New York and other key clients;
o    the increase in competition and our ability to compete effectively;
o    our ability to take advantage of spatial information technology markets;
o    the strength of our technical expertise and customer service;
o    the potential fluctuation of the market price of our stock;
o the ability of information technology to benefit from geospatial capabilities within their technologies;
o    the potential gross profit margin in information technology;
o the projections regarding our financial results for fiscal years ("FY") 2007 and 2008;
o    fluctuations in exchange rates;
o    the impact of recent accounting pronouncements; and
o    the availability and affordability of alternative lease facilities.

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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the year ended September 30, 2007, (filed with the SEC on Form 10-KSB) under the caption "Item 1. Business - Risk Factors" beginning on page 8, and our other Securities and Exchange Commission filings, and our press releases.

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


Part I Financial Information
Item 1. Financial Statements

                                         PLANGRAPHICS, INC.
                                     CONSOLIDATED BALANCE SHEETS



                                                              December 31, 2007   September 30, 2007
                                                              -----------------   ------------------
                                                                 (Unaudited)
       ASSETS
CURRENT ASSETS
  Cash and cash equivalents
     Cash                                                        $      7,279        $     36,711
     Restricted cash                                                     --                41,931
                                                                 ------------        ------------
                                                                        7,279              78,642
  Accounts receivable, less allowance for doubtful accounts of
    $14,151 and $0 for December 31 and September 30, 2007,          1,232,677           1,074,944
     respectively
  Prepaid expenses and other                                           31,233              30,362
                                                                 ------------        ------------
       Total current assets                                         1,271,189           1,183,948
                                                                 ------------        ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                             367,515             367,515
    Less accumulated depreciation and amortization                   (341,824)           (337,837)
                                                                 ------------        ------------
                                                                       25,691              29,678
                                                                 ------------        ------------

OTHER ASSETS
  Software development costs, net of accumulated amortization
   $696,907 and $657,967 at December 31 and September 30,
   2007, respectively                                                 245,991             284,932
  Other                                                                10,454              10,518
                                                                 ------------        ------------
                                                                      256,445             295,450
                                                                 ------------        ------------

       Total assets                                              $  1,553,325        $  1,509,076
                                                                 ============        ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par
    value, 500 shares issued and outstanding at December 31,
    and September 30, 2007                                       $    500,000        $    500,000
  Notes payable - current maturities                                  162,122             182,786
  Accounts payable                                                  2,585,967           2,558,265
  Accrued payroll costs                                               221,753             304,366
  Accrued expenses                                                    360,679             367,217
  Deferred revenue and prebillings                                    513,563             351,974
                                                                 ------------        ------------
       Total current liabilities                                    4,344,084           4,264,608

   Notes payable - long-term, less current maturities                    --                34,541
                                                                 ------------        ------------

       Total liabilities                                            4,344,084           4,299,149
                                                                 ------------        ------------

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 and 97,214,418 shares issued and outstanding        20,697,839          20,697,839
  Accumulated deficit                                             (23,488,598)        (23,487,912)
                                                                 ------------        ------------
       Total Stockholders' Deficit                                 (2,790,759)         (2,790,073)
                                                                 ------------        ------------

                                                                 $  1,553,325        $  1,509,076
                                                                 ============        ============


See accompanying notes to unaudited consolidated financial statements


                                   PLANGRAPHICS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)



                                                        For the three months ended
                                                  December 31, 2007     December 31, 2006
                                                  -----------------     -----------------

Revenues                                            $  1,033,630           $  1,426,039

Costs and expenses
  Direct contract costs                                  530,909                759,243
  Salaries and employee benefits                         297,000                338,024
  General and administrative expenses                    133,171                144,461
  Marketing expenses                                       2,527                  6,814
  Other operating expenses                                57,078                 63,404
                                                    ------------           ------------
         Total costs and expenses                      1,020,685              1,311,946
                                                    ------------           ------------

         Operating income                                 12,945                114,093
                                                    ------------           ------------

Other income (expense):
  Other income                                            30,040                 27,942
  Interest expense                                       (43,671)               (53,278)
                                                    ------------           ------------
                                                         (13,631)               (25,336)
                                                    ------------           ------------


         Net income (loss)                          $       (686)          $     88,757
                                                    ============           ============

Basic and diluted loss per common share             $      (0.00)          $       0.00
                                                    ------------           ------------

Weighted average shares of common stock
  outstanding - basic and diluted                     97,214,418             97,214,418
                                                    ============           ============



See accompanying notes to unaudited consolidated financial statements


                                PLANGRAPHICS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                    For the three months ended December 31,
                                                                2007         2006
                                                             ---------    ---------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                          $    (686)   $  88,757
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               42,928       60,927
    Allowance for doubtful accounts                             14,151        1,011
  Changes in operating assets and liabilities
      Accounts receivable                                     (171,884)     148,539
      Prepaid expenses and other                                  (871)      18,506
      Other assets                                                  65       (1,510)
      Accounts payable                                          27,701      (68,714)
      Accrued expenses                                         (89,151)     (92,229)
      Deferred revenue and prebillings                         161,589     (121,311)
                                                             ---------    ---------
       Net cash provided by (used in) operating activities     (16,158)      33,976
                                                             ---------    ---------

Cash flows used in investing activities:
  Purchases of equipment                                          --         (6,925)
  Software developed for future use                               --        (12,477)
                                                             ---------    ---------
       Net cash used in investing activities                      --        (19,402)
                                                             ---------    ---------

Cash flows used in financing activities:
  Payments on debt                                             (55,205)     (10,000)
                                                             ---------    ---------
       Net cash used in financing activities                   (55,205)     (10,000)
                                                             ---------    ---------

Net increase (decrease) in cash                                (71,363)       4,574
Cash and cash equivalents at beginning of year                  78,642        1,895
                                                             ---------    ---------

Cash and cash equivalents at end of year                     $   7,279    $   6,469
                                                             =========    =========



See accompanying notes to unaudited consolidated financial statements

                                         6

                               PLANGRAPHICS, INC.


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Consolidated Financial Statements

The summary of our significant accounting policies is incorporated herein by reference to our annual report of September 30, 2007, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are also herewith advised to read the going concern statement in the report of our Independent Registered Accounting Firm and also the liquidity caution in Note B in our financial statements for the period ended September 30, 2007.

The accompanying unaudited consolidated financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we secured an improved factoring agreement for accounts receivable during 2007, our viability as a going concern is dependent upon our ability to maintain and increase profitable operations through increased sales and the higher profit margins received from Xmarc sales. During the fiscal years of 1998 through 2007 we have experienced significant operating losses with corresponding reductions in working capital and stockholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially.

To address the going concern issue, management implemented financial and operational plans to improve operating efficiencies, reduce overhead and accelerate cash from our contracts, reduce and eliminate cash losses, and position us for future profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive and administrative support team, and using attrition of senior and middle management to reduce costs.

The accompanying unaudited consolidated financial statements for PlanGraphics, Inc. and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. All significant inter-company balances and transactions have been eliminated in our consolidation. We believe that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September 30, 2008. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended September 30, 2007, included in the Company's Annual Report on Form 10-KSB.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

(2) Going Concern Statement


As reported in the consolidated financial statements accompanying our annual report on Form 10-KSB for the year ended September 30, 2007, the Company incurred net losses for the years ended September 30, 2007 and 2006. The Company has also suffered recurring losses, has a negative working capital position and a stockholders' deficit. As noted in the auditor's report on our September 30, 2007, financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

For the three months ended December 31, 2007, the Company is reporting net loss of $686 and cash used in operations amounted to $16,158, decreases from the same period of the prior year. The Company has had a history of net losses over the years. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(3) Accounts Receivable

The components of contract receivable are as follows:

                                              December 31,
                                                  2007
                                               ----------

Billed                                         $  848,744
Unbilled                                          398,084
                                               ----------
                                                1,246,828
Less allowance for doubtful accounts               14,151
                                               ----------
Accounts receivable, net                       $1,232,677
                                               ==========


At December 31, 2007, customers exceeding 10% of billed accounts receivable were New York City Department of Environmental Engineering (NYDEP), 46%, and Panzhihua Municipal Planning Office (China), 12%. At the same date, customers exceeding 10% of revenue for the quarter were NYDEP, 31%, San Francisco Department of Technology and Information Systems, 13%.

At December 31, 2006, customers exceeding 10% of billed accounts receivable were international clients in China, 12%, and the New York City Department of Environmental Engineering (NYDEP), 26%. At the same date, a sole customer exceeded 10% of revenue for the quarter, NYDEP, 49%.

Billed receivables include $90,875 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($546,460) less the net amount of funds employed by Rockland in servicing them ($455,585) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement. Pursuant to the factoring agreement we have granted Rockland a lien and security interest in all of our cash, accounts, goods and intangibles.


Billing terms are negotiated in a competitive environment and are typically based on reaching project milestones.

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

Deferred revenue amounted to $513,563 at December 31, 2007, and represents amounts billed in excess of amounts earned. These amounts are offset by work in progress which represents work completed but not yet invoiced but included in Accounts Receivable, typically pending completion of payment milestones (4) Lease Obligations

We lease various equipment as well as facilities under operating leases that expire through the year 2012.

(5) Stock-Based Compensation.

We follow the provisions of SFAS No. 123R, Share Based Payment. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards.

Option valuation models (we use the Black-Scholes model) to estimate fair value require the input of highly subjective assumptions including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options (which we do not have), and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

We did not grant options to acquire shares of common stock during the quarters ended December 31, 2007 and 2006, respectively. There were no options exercised during the period ending December 31, 2007; accordingly, the total intrinsic value of options exercised to date during fiscal year 2008 is $0.

Because we did not have any unvested options or warrants as of December 31, 2007, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.

(6) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at December 31, 2007 and 2006, were 8,447,790 and 15,174,116, respectively.

                                          2007         2006
                                      ----------   ----------
                  Options              8,447,790   11,316,904
                  Warrants                  --      3,857,212
                                      ----------   ----------
                  Total outstanding    8,447,790   15,174,116

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                          Quarter ended December 31,
                                              2007         2006
                                           ----------   ----------

Basic EPS share quantity                   97,214,418   97,214,418
Effect of dilutive options and warrants*         --           --
                                           ----------   ----------
Diluted EPS share quantity                 97,214,418   97,214,418


*The closing market price of PGRA on December 31, 2006 was lower than the exercise price of all outstanding options and warrants. Because of that, we assume that none of the outstanding options or warrants at that date would have been exercised and therefore none were included in the computation of diluted earnings per share for period ended December 31, 2006. Further, for the net-loss periods we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.

(7) Supplemental Cash Flow Information

During the three months ended December 31, 2007, PlanGraphics paid $22,088 of interest. No payments of taxes were made.

(8)  Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the actual rate of exchange incurred for each transaction during the period. The total of all foreign currency transactions and translation adjustments resulted in a net gain of $17,712 during the reporting period.

(9) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $19.1 million with expirations through 2027. At December 31, 2007, the amount of the net operating loss carryforward balance is estimated at $19.1 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2007 and at December 31, 2007. As a result, no provision or benefit for income tax has been recorded for the three months ended December 31, 2007.

(10) Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. Statement 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. Because we are not involved in hedging activities and do not have derivative instruments, we do not believe the pending adoption of Statement 161 will have any effect on our consolidated financial statements.

(11) Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. In the opinion of management, the Company operates in one business segment, business information services, and all revenue from its services and license fees and royalties are earned in this segment. Management of the Company makes decisions about allocating resources based on this one operating segment.

The Company has three geographic regions for its operations, the United States, Europe and Asia. Revenues are attributed to geographic areas based on the location of the customer. The following table depicts the geographic information expected by FAS 131:

Geographic Information for the period ended December 31,

                                Long-lived    Accounts
                    Revenues      Assets     Receivable
                    --------      ------     ----------

      2007
United States      $  730,593   $  267,294   $1,098,070
Europe                263,880        4,388      134,607
Asia                   39,157         --           --
                   ----------   ----------   ----------
Total              $1,033,630 $    271,682   $1,232,677

                                                   2006
United States      $1,158,434   $  389,581   $1,406,686
Europe                207,032        5,811       31,751
Asia                   60,573         --           --
                   ----------   ----------   ----------
Total              $1,426,039 $    395,392   $1,438,437

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2007 approximately 67% of our sales were to customers in federal, state and local governments, and utilities; 22% to international customers and the remaining 11% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers remained comparable through the first quarter of fiscal year 2008.

o We have a working capital deficit at December 31, 2007, of $3,072,895, and have had recurring net losses in all prior fiscal years back to 1998. The viability of PlanGraphics is dependent upon our ability to achieve, then maintain and increase profitability in future operations.

o Management's foremost challenges are coping with limited cash flows and building a profitable business at a time when federal, state and local governments are experiencing constrained revenues and the commercial sector is, in part, negatively affected by a contracting economy.

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

o As a result of our very constrained cash flows, we sometimes delay payments to subcontractors and suppliers. From time to time, we have delayed management and employee payrolls as well as delayed payments to subcontractors and suppliers. We have also experienced the departure of certain technical employees, reduced availability of subcontractors and legal costs related to negotiating work-out agreements and settlements with creditors.

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

     o Our primary customer base has traditionally included state and local governments and public utilities. Recently we are experiencing a reduced number of opportunities and significantly higher sensitivity to pricing in the competitive procurements that have been available. Federal agencies where PlanGraphics has expertise are also exhibiting a more cautious approach and pace to contracting.

o    We believe the critical factors for the future success of PlanGraphics are:

     o Maintaining and increasing positive cash flows from operations by controlling costs;

     o    Securing financing arrangements to fund operations;

     o Changing our revenue mix to increase the amount of higher margin software sales;

     o Successfully meeting the challenges of an increasingly contracting economic environment;

     o Increasing lagging revenue through expanded lead generation and sales into a more diverse range of clientele; and

     o    Maintaining and increasing net income.



                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of December 31, 2007 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2007, appearing in our FY 2007 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2007 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of management payrolls and amounts owed to subcontractors.

Cash Flow

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 1998 through 2007, we experienced significant losses with corresponding reductions in working capital and net worth, excluding the impact of certain one time gains. Our revenues and backlog have also decreased substantially during the past two years. If we are unable to maintain and increase cash flow necessary to meet our operating and capital requirements, we will be forced to restrict operating expenditures to match available resources or seek additional financing, which may be available only at unfavorable interest rates or not available at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payment of subcontractor invoices. As of December 31, 2007 we had a net working capital deficit of ($3,072,895) versus a net working capital deficit of ($3,080,660) at September 30, 2007.

In the three months ended December 31, 2007, operations used net cash of $16,158, as compared to $33,976 provided by operations during the period ended December 31, 2006. This $50,134 change was primarily a result of the increase in our accounts receivable balance.

Our accounts receivable at December 31, 2007, have increased by $157,733 since September 30, 2007, as we earned revenue that had not yet been paid for by customers. Notes payable with current maturities decreased by $20,664 from September 30, 2007 as a result of the payment of certain notes while accounts payable grew slightly by $27,702 during the same period.

In the period ended December 31, 2007, investing activities did not use cash while it used $19,402 during the period ended December 31, 2006. The primary reason for the change was purchases of equipment and cost of software in the prior year period.

Financing activities in the period ended December 31, 2007, used $55,205 as compared to net cash used of $10,000 in financing activities in the period ended December 31, 2006. The change was a result of the paying down of certain interest bearing notes.

Accounts receivable balances at December 31, 2007 and 2006, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Other delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

The elevated levels of aged accounts receivable we experience periodically, coupled with the need to finance projects with cash from operations, places cash flow constraints on the Company requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs.

Capital Resources

Our Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") was most recently extended to June 30, 2008, and the required volume of financed receivables is a three month average of $250,000 per month.

Operations Outlook

While our factoring arrangement is improved (see above) and we have previously raised funds from the sale of redeemable preferred stock, we expect that our operations will continue to be impacted by liquidity issues and the contracting US economy through the end of calendar year 2008.

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Subsequent to the economic stress of previous years on our primary customer base, the public sector, we see continuing and increased expenditures in the service areas where we are most significantly involved. In addition, our decision to acquire certain proprietary and licensable technologies for use as middleware to spatial and non spatial databases provides both a solution vehicle for an expanded customer base, inclusive of federal and commercial sectors, and a recurring revenue stream. These solutions include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. We believe our decisions were well timed and we further believe that market will produce material additional work flow for the company.

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

As of February 28, 2008, we had work backlog and assignments of approximately $3.98 million, a decrease from the $5.5 million reported for December 31, 2006. All of the backlog at December 31, 2006, was funded while $3.1 million of our current backlog is funded. Xmarc and derivative product licensing sales do not enter our backlog data, although maintenance and value added reseller fees are included.

The decrease in backlog and assignments from December 31, 2006 was caused by the natural drawdown of multi-year contracts, the transfer of a China based project with associated backlog to a business partner; the completion of certain China based projects without replacement assignments, and, generally, a reduced number of competitive opportunities, in part as a result of a contracting economy and in part as a consequence of our need to constrain marketing budgets as a result of cash flow issues. Management has also taken the course of reducing its efforts in pursuit of additional projects in China as a prime contractor as a result of increased national (i.e. Chinese) and international competition and the bundling by the World Bank of multiple projects and multiple jurisdictions into single contracts. Delays in the completion of several competitive awards also impeded the receipt of new contracts to replace backlog converted to revenue.

We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice.

We have made progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data through portals and executive dashboards. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. A recent example is the San Francisco Department of Telecommunications and Information Systems that awarded us a project during fiscal year 2006 to build out the "hub" of an inter-agency repository for the City and County's Criminal Justice System; they subsequently extended that assignment on two occasions. Recently we also successfully undertook the modernization of a military health systems forecasting toolset and database for Altarum Institute and we are now pursuing additional assignments through this third party.

In addition, we plan to grow internally through strategic alliances that enhance shareholder value and joint marketing initiatives that allow us to increase business with our limited resources while continuing to examine a diverse range of options to enhance shareholder value, including the sale of operating assets, the licensing of intellectual property and merger and acquisition opportunities.


                              Results of Operations

Result of Operations for the three months Ended December 31, 2007

Revenues

Our revenues decreased $392,409 or 28% from $1,426,039 for the quarter ended December 31, 2006 to $1,033,630 for the quarter ended December 31, 2007. This decrease was caused primarily by a lower number of active revenue generating projects in our system.

Costs and Expenses

Total costs and expenses for the quarter ended December 31, 2007 amounted to $1,020,685, a $291,261 decrease from the $1,311,946 for the quarter ended December 31, 2006. This 22% decrease is primarily due to more efficient utilization of resources and actions taken to reduce management costs associated with revenue generation.

Direct contract costs decreased by $228,334, or 30%; the decrease was primarily related to a 40% decrease in subcontractor costs of $184,998 and a decrease of $46,531 in direct salaries or 16%. However, the overall 30% decrease in direct contract costs was proportionately lower than the 22% decrease in revenues.

Salaries and benefits decreased somewhat by approximately $41,024, or 12% as a result of attrition. General and administrative expenses decreased $11,290, or 8%, primarily as a result of decreases in legal expenses and bank fees; marketing expenses decreased further by $4,287, or 63%, as a result of limited budgets and a higher reliance on third party partners; and, finally, other operating costs decreased 6,326, or 10%, primarily as a result of decreased depreciation and amortization expenses.

Net Income

On a consolidated basis, we reported operating income of $12,945 for the quarter ended December 31, 2007, as compared to operating income of $114,093 in the prior year. This change is primarily attributable to decreased revenues during the current quarter.

Interest expense amounted to $43,671 in the current quarter compared with $53,276 during the same period of the prior year; the decrease occurred because of reduced factoring of accounts receivable. Other income increased from the prior year total by $2,098 due to increases in royalties earned.

On a consolidated basis, we are reporting a net loss of $686 for the quarter ended December 31, 2007, as compared to net income of $88,757 for the prior year period. The items noted above account for the change to net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2008

We reported net income for the three months ended December 31, 2007. Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $19.1 million as of December 31, 2007, comparable to $19.1 million at September 30, 2007. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the three months ended December 31, 2007.

Critical Accounting Policies and Estimates

We do not have any updates to the Critical Accounting Policies disclosed in Item 6, Part Two of our Annual Report on Form 10-KSB for September 30, 2007 and filed with the SEC.

ITEM 3. CONTROLS AND PROCEDURES

Inherent limitations of Control Systems

We maintain appropriate internal controls and disclosure controls, and related procedures, that are designed to ensure that financial and other information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported promptly and properly to meet the current requirements. Such controls and procedures, no matter how well designed and operated, may have inherent limitations in a cost-effective control system, and therefore misstatements due to error or fraud may occur and not be detected. See the expanded discussion in Item 14 of Part Two in our Form 10-KSB for September 30, 2007.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

N/A

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1, Section 302 Certification for the principal executive officer, dated April 19, 2008, and filed on page 19 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated April 19, 2008, and filed on page 21 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated April 19, 2008, and filed on page 23 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated April 19, 2008, and filed on page 24, of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLANGRAPHICS, INC.

Dated:  April 19, 2008



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