Form 10QSB
period 2008-03-31
PLANGRAPHICS INC
filed 2008-05-12
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                               --------------    ---------------

Commission file number 0-14273

                               PLANGRAPHICS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


     COLORADO                                                        84-0868815
-----------------------------                                  -----------------
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


     97,214,418 shares of common stock (no par value) were outstanding as of
                                 April 30, 2008.

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

Although we believe that the expectations that we express in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplate. Our actual results could be materially different from our expectations, including the following:

o We may continue to experience significant liquidity issues and may not overcome the underlying causes;
o we may not be able to obtain needed financing for operations or diversification;
o    we may not achieve continued profitability;
o we may experience work stoppages by subcontractors due to our late payments;
o    we may lose customers or fail to grow our customer base;
o    we may fail to compete successfully with existing and new competitors;
o we may not find an adequate market for our goods and services in the current economic environment;
o we may not adequately anticipate and respond to technological developments impacting information services and technology; and
o we may issue a substantial number of shares of our common stock upon exercise of options and warrants to fund diversification efforts, thereby causing dilution in the value of your investment;

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


   Exhibits

Part I Financial Information
Item 1. Financial Statements



                                                    PLANGRAPHICS, INC.

                                                 CONSOLIDATED BALANCE SHEETS


                                                                          March 31, 2008       September 30, 2007
                                                                          --------------       ------------------
                                                                           (Unaudited)
       ASSETS
CURRENT ASSETS
  Cash and cash equivalents
     Cash                                                                  $     22,940            $     36,711
     Restricted cash                                                               --                    41,931
                                                                           ------------            ------------
                                                                                 22,940                  78,642
  Accounts receivable, less allowance for doubtful accounts of
    $14,151 and $0 for March 31, 2008 and September 30, 2007,                 1,082,866               1,074,944
     respectively
  Prepaid expenses and other                                                     24,226                  30,362
                                                                           ------------            ------------
       Total current assets                                                   1,130,032               1,183,948
                                                                           ------------            ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                       368,352                 367,515
    Less accumulated depreciation and amortization                             (344,856)               (337,837)
                                                                           ------------            ------------
                                                                                 23,496                  29,678
                                                                           ------------            ------------

OTHER ASSETS
  Software development costs, net of accumulated amortization
   $749,884 and $657,967 at March 31, 2008 and September 30,                    217,439                 284,932
   2007, respectively
  Other                                                                           5,871                  10,518
                                                                           ------------            ------------
                                                                                223,310                 295,450
                                                                           ------------            ------------

       Total assets                                                        $  1,376,838            $  1,509,076
                                                                           ============            ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock,
    $0.001 par value, 500 shares
    issued and outstanding at March 31, 2008
    and September 30, 2007                                                 $    500,000            $    500,000
  Notes payable - current maturities                                            105,899                 182,786
  Accounts payable                                                            2,706,898               2,558,265
  Accrued payroll costs                                                         203,577                 304,366
  Accrued expenses                                                              350,078                 367,217
  Deferred revenue and prebillings                                              509,099                 351,974
                                                                           ------------            ------------
       Total current liabilities                                              4,375,551               4,264,608

   Notes payable - long-term, less current maturities                              --                    34,541
                                                                           ------------            ------------

       Total liabilities                                                      4,375,551               4,299,149
                                                                           ------------            ------------

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000,000 shares authorized,
    97,214,418 and 97,214,418 shares issued and outstanding                  20,697,839              20,697,839
  Accumulated deficit                                                       (23,696,552)            (23,487,912)
                                                                           ------------            ------------
       Total Stockholders' Deficit                                           (2,998,713)             (2,790,073)
                                                                           ------------            ------------

       Total liabilities and stockholder's deficit                         $  1,376,838            $  1,509,076
                                                                           ============            ============

                              The accompanying notes are an integral part of these stateemnts.


                                                            PLANGRAPHICS, INC.

                                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the three and six month periods ended March 31,


                                                                   Six months ended                     Three months ended
                                                           --------------------------------        --------------------------------
                                                               2008                2007               2008              2007
                                                           ------------        ------------        ------------        ------------

Revenues                                                   $  2,070,054        $  2,295,789        $  1,036,424        $    869,751

Costs and expenses
  Direct contract costs                                       1,247,362           1,271,401             716,454             512,158
  Salaries and employee benefits                                572,002             678,684             275,002             340,660
  General and administrative expenses                           290,542             300,003             157,371             155,542
  Marketing expenses                                              7,060              14,767               4,534               7,953
  Recovery of bad debt                                             --               (95,497)               --               (95,497)
  Other operating expenses                                      113,087             117,323              56,008              53,919
                                                           ------------        ------------        ------------        ------------
        Total costs and expenses                              2,230,053           2,286,681           1,209,369             974,735
                                                           ------------        ------------        ------------        ------------

        Operating income (loss)                                (159,999)              9,108            (172,945)           (104,984)
                                                           ------------        ------------        ------------        ------------

Other income and (expense):
  Other income                                                   43,380              38,646              13,341              10,704
  Interest expense                                              (92,021)            (93,758)            (48,350)            (40,480)
                                                           ------------        ------------        ------------        ------------
                                                                (48,641)            (55,112)            (35,009)            (29,776)
                                                           ------------        ------------        ------------        ------------

        Net loss                                           $   (208,640)       $    (46,004)       $   (207,954)       $   (134,760)
                                                           ============        ============        ============        ============


Basic and diluted loss per common share                    $     (0.002)       $     (0.000)       $     (0.002)       $     (0.001)
                                                           ============        ============        ============        ============

Weighted average number of shares of common
  stock outstanding - basic and diluted                      97,214,418          97,214,418          97,214,418          97,214,418
                                                           ============        ============        ============        ============

                                       The accompanying notes are an integral part of these statements.




                                              PLANGRAPHICS, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                               For the six months ended March 31,
                                                                 2008                    2007
                                                              ---------                ---------

Cash flows provided by operating activities:
  Net loss                                                    $(208,640)               $ (46,004)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                98,936                  114,844
    Allowance for doubtful accounts                              14,151                  (94,484)
  Changes in operating assets and liabilities
      Accounts receivable                                       (22,072)                  86,954
      Prepaid expenses and other                                  6,135                   40,104
      Other assets                                                4,647                     (837)
      Accounts payable                                          148,633                  122,091
      Accrued expenses                                         (117,929)                 (36,370)
       Deferred revenue and prebillings                         157,125                  (97,723)
                                                              ---------                ---------
       Net cash provided by operating activities                 80,986                   88,575
                                                              ---------                ---------

Cash flows used in investing activities:
  Purchases of equipment                                           (836)                 (13,383)
  Software developed for future use                             (24,424)                 (32,858)
                                                              ---------                ---------
       Net cash used in investing activities                    (25,260)                 (46,241)
                                                              ---------                ---------

Cash flows used in financing activities:
  Payments on debt                                             (111,428)                 (41,916)
                                                              ---------                ---------
       Net cash used in financing activities                   (111,428)                 (41,916)
                                                              ---------                ---------

Net increase (decrease) in cash                                 (55,702)                     418
Cash and cash equivalents at beginning of year                   78,642                    1,895
                                                              ---------                ---------

Cash and cash equivalents at end of period                    $  22,940                $   2,313
                                                              =========                =========

                The accompanying notes are an integral part of these statements.




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

To address the going concern issue, management implemented financial and operational plans to improve operating efficiencies, reduce overhead and accelerate cash from our contracts, reduce and eliminate cash losses, and position us for future profitable operations. We have reduced our general and administrative expenses by reducing occupancy costs, streamlining our executive and administrative support team, and using attrition to reduce costs.

The accompanying unaudited consolidated financial statements for PlanGraphics, Inc. and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows.
All significant inter-company balances and transactions have been eliminated in our consolidation. We believe that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September
30, 2008. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes for the year ended September
30, 2007, included in the Company's Annual Report on Form 10-KSB.

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

For the six months ended March 31, 2008, the Company is reporting net loss of $208,640 and cash provided by operations amounted to $80,986, representing a decrease in net income from the same period of the prior year but an improvement in cash flow. The Company has had a history of net losses over the years. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(3) Accounts Receivable

The components of contract receivable are as follows:

                                        March 31,
                                          2008
                                       ----------

Billed                                 $  865,988
Unbilled                                  231,029
                                       ----------
                                        1,097,017
Less allowance for doubtful accounts       14,151
                                       ----------
Accounts receivable, net               $1,082,866
                                       ==========


At March 31, 2008, customers exceeding 10% of billed accounts receivable were international clients in China (in the aggregate), 32%, New York City Department of Environmental Engineering (NYDEP), 20%, the Italian Ministry of Finance
("IMF"), 17%,and Hunter College, 11%. At the same date, customers exceeding 10% of revenue for the quarter were NYDEP, 30%, China clients (in the aggregate), 17%, San Francisco Department of Technology and Information Systems, 15%, and the IMF, 11%.

At March 31, 2007, customers exceeding 10% of billed accounts receivable were the New York City Department of Environmental Protection (NYDEP), 26% and international clients in China, 35% (in the aggregate). At the same date, customers exceeding 10% of revenue for the quarter were NYDEP, 26%, and the IMF, 10%.

Billed receivables include $52,427 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($346,298) less the net amount of funds employed by Rockland in servicing them ($293,872) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement.
Pursuant to the factoring agreement we have granted Rockland a lien and security interest in all of our cash, accounts, goods and intangibles.

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

Deferred revenue amounted to $509,099 at March 31, 2008, and represents amounts billed in excess of amounts earned. These amounts are offset by work in progress which represents work completed but not yet invoiced but included in Accounts
Receivable, typically pending completion of payment milestones.

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

We did not grant options to acquire shares of common stock during the quarters ended March 31, 2008 and 2007, respectively. There were no options exercised during the period ending March 31, 2008; accordingly, the total intrinsic value of options exercised to date during fiscal year 2008 is $0.

Because we did not have any unvested options or warrants as of March 31, 2008, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.

(6) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at March 31, 2008 and 2007, were 8,447,790 and 11,254,904, respectively.

                                         2008         2007
                                      ----------   ----------
                  Options              8,447,790   11,254,904
                  Warrants                  --           --
                                      ----------   ----------
                  Total outstanding    8,447,790   11,254,904

The following is a reconciliation of the number of shares used in the Basic
Earnings Per Share ("EPS") and Diluted EPS computations:

                                                        Periods ending March 31,
                                                 Six months                Three months
                                           -----------------------   -----------------------
                                              2008         2007         2008         2007

Basic EPS share quantity                   97,214,418   97,214,418   97,214,418   97,214,418
Effect of dilutive options and warrants*         --           --           --           --
                                           ----------   ----------   ----------   ----------
Dilutted EPS share quantity                97,214,418   97,214,418   97,214,418   97,214,418


*The closing market price of PGRA on March 31, 2008 was lower than the exercise price of all outstanding options and warrants. Because of that, we assume that none of the outstanding options or warrants at that date would have been exercised and therefore none were included in the computation of diluted earnings per share for period ended March 31, 2008. Further, for the net-loss periods we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.

                                        9

(7) Supplemental Cash Flow Information

During the six months ended March 31, 2008, PlanGraphics paid $65,102 of interest. Also, payments of $1,065 for taxes were made.

(8)  Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the actual rate of exchange incurred for each transaction during the period. The total of all foreign currency transactions and translation adjustments resulted in a net gain of $14,339 during the six month period.

(9) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $19.1 million with expirations through 2027. At March 31, 2008, the amount of the net operating loss carryforward balance is estimated at $19.3 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2007 and at March 31, 2008. As a result, no provision or benefit for income tax has been recorded for the six months ended March 31, 2008.

(10) Recently Issued Accounting Pronouncements

On February 6, 2008, the Financial Accounting Standards Board ("FASB") issued Financial Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157." This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No.
157. The remainder of SFAS No. 157 was adopted by us effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 in FY 2009 to have a significant impact on results of operations or financial condition.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. Because the Company does not have derivative instruments nor hedging activities, Management does not expect adoption of this pronouncement to have any impact on its financial statements.

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

The Company has three geographic regions for its operations, the United States, Europe and Asia. Revenues are attributed to geographic areas based on the location of the customer. The following table depicts the geographic information expected by FAS 131:

Geographic Information for the six month period ended March 31,

                             Long-lived    Accounts
                 Revenues      Assets     Receivable
                ----------   ----------   ----------

      2008
United States   $1,459,092   $  236,903   $  851,371
Europe             394,285        4,032      231,495
Asia               216,677         --           --
                ----------   ----------   ----------
Total           $2,070,054 $    240,935   $1,082,866

      2007
United States   $1,832,697   $  393,936   $1,311,746
Europe             308,515        5,456      181,433
Asia               154,577         --           --
                ----------   ----------   ----------
Total           $2,295,789   $  399,392   $1,493,179



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2007 approximately 67% of our sales were to customers in federal, state and local governments, and utilities; 22% to international customers and the remaining 11% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers remained comparable through the second quarter of fiscal year 2008.

o We have a working capital deficit at March 31, 2008, of $3,245,519, and have had recurring net losses in all prior fiscal years back to 1998. The viability of PlanGraphics is dependent upon our ability to achieve, then maintain and increase profitability in future operations.

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

     o Our Master Factoring Agreement with Rockland continues through June 30, 2008; it requires us to submit invoices amounting to an average of $250,000 per month.

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

     o Our primary customer base has traditionally included state and local governments and public utilities. Recently we have begun to experience a somewhat reduced number of opportunities and increased sensitivity to pricing in available competitive procurements that have been available. Federal agencies where PlanGraphics has expertise are also exhibiting a more cautious approach and pace to contracting.

o    We believe the critical factors for the future success of PlanGraphics are:

     o Maintaining and increasing positive cash flows from operations by controlling costs;

     o    Securing financing arrangements to fund operations and expansion;

     o Changing our revenue mix to increase the amount of higher margin software sales;

     o Successfully meeting the challenges of an increasingly contracting economic environment through diversification;

     o Increasing lagging revenue through expanded lead generation and sales into a more diverse range of clientele; and

     o    Increasing net income.


                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of March 31, 2008 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2007, appearing in our FY 2007 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2007 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of management payrolls and amounts owed to subcontractors.

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

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payment of subcontractor invoices. As of March 31, 2008 we had a net working capital deficit of ($3,245,519) versus a net working capital deficit of ($3,080,660) at September 30, 2007.

In the six months ended March 31, 2008, operations provided net cash of $80,986, as compared to $88,575 provided by operations during the period ended March 31, 2007. This $7,589 change was primarily a result of the decrease in our accrued payrolls and accrued expenses.

Our accounts receivable at March 31, 2008, have increased slightly by $7,922 since September 30, 2007, as we earned revenue that had not yet been paid for by customers. Notes payable with current maturities decreased by $76,887 from September 30, 2007 as a result of the payment of certain notes while accounts payable grew by $148,898 during the same period due to cash unavailability.

In the period ended March 31, 2008, investing activities used cash of $25,260 while it used $46,241 during the period ended March 31, 2007. The primary reason for the change was decreased purchases of equipment and software for future use in the current period.

Financing activities in the period ended March 31, 2008, used $111,426 as compared to net cash used of $41,916 in financing activities in the period ended March 31, 2007. The change was a result of the paying down of certain interest bearing notes.

Accounts receivable balances at March 31, 2008 and 2007, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Other delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

The elevated levels of aged accounts receivable we experience periodically, coupled with the need to finance projects with cash from operations, places cash flow constraints on the Company requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs.

Capital Resources

Our Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") continues through June 30, 2008, and it requires us to sell them an average of $250,000 of invoices per month.

Operations Outlook

While we have a workable factoring arrangement (see above) and we have previously raised funds from the sale of redeemable preferred stock, we expect that our operations will continue to be impacted by liquidity issues and the apparently contracting US economy through the end of calendar year 2008.

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Subsequent to the economic stress of previous years on our primary customer base, the public sector, we see continuing and increased expenditures over the longer term in the service areas where we are most significantly involved. In addition, our decision to acquire certain proprietary and licensable technologies for use as middleware to spatial and non spatial databases provides both a solution vehicle for an expanded customer base, inclusive of federal and commercial sectors, and a recurring revenue stream. These solutions include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. We believe our decisions were well timed and we further believe that market will produce material additional work flow for the company.

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

As of February 28, 2008, we had work backlog and assignments of approximately $3.98 million, a decrease from the $4.8 million reported for March 31, 2007. All of the backlog at March 31, 2007, was funded while $3.1 million of our current backlog is funded. Xmarc and derivative product licensing sales do not enter our backlog data, although maintenance and value added reseller fees are included.

We report backlog based on executed contracts. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice.

The decrease in backlog and assignments from March 31, 2007 was caused by the natural drawdown of multi-year contracts, the transfer of a China based project with associated backlog to a business partner; the completion of certain China based projects without replacement assignments, and, generally, a reduced number of competitive opportunities, in part as a result of a contracting economy and in part as a consequence of our need to constrain marketing budgets because of cash flow issues. Management has also taken the course of reducing its efforts in pursuit of additional projects in China as a prime contractor as a result of increased national (i.e. Chinese) and international competition and the bundling by the World Bank of multiple projects and multiple jurisdictions into single contracts. Delays in the completion of several competitive awards also impeded the receipt of new contracts to replace backlog converted to revenue.

Recently we increased our focus on providing spatially enabled datamarts and decision dashboards. We have also made progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data through portals and executive dashboards. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. A recent example is the San Francisco Department of Telecommunications and Information Systems that awarded us a project during fiscal year 2006 to build out the "hub" of an inter-agency repository for the City and County's Criminal Justice System; they subsequently extended that assignment on two occasions. Recently we also successfully undertook the modernization of a military health systems forecasting toolset and database for Altarum Institute and we are now pursuing additional assignments through this third party.

In addition, we plan to grow through selected strategic alliances that we believe will enhance shareholder value and joint marketing initiatives that allow us to increase business with our limited resources while continuing to examine a range of options to enhance shareholder value, including diversification, the sale of operating assets, the licensing of intellectual property and merger and acquisition opportunities.


                              Results of Operations


Result of Operations for the three months Ended March 31, 2008

Revenues

Our revenues increased $166,673 or 19% to $1,036,424 for the quarter ended March 31, 2008 from $869,751 for the quarter ended March 31, 2007. This increase was caused by induced activities on open contracts and by a greater number of active contracts in the 2008 period.

Costs and Expenses

Total costs and expenses for the quarter ended March 31, 2008 amounted to $1,209,369, an increase of $234,634 from $974,735 for the quarter ended March 31, 2007. This 24% increase exceeds the 19% increase in revenue noted above.

Direct contract costs increased by $204,296, or 40%; the increase was primarily related to an increase in subcontractor costs. The overall percent increase in direct contract costs well exceeded the 19% increase in revenues because of cost management decisions for continued and increased use of subcontractors over full-time staff.

Salaries and benefits decreased by approximately $65,658, or 19% because of decreased salaries due to attrition. General and administrative expenses increased slightly by $1,829, or 1%; marketing expenses decreased further by $3,419, or 43%, due to prioritization of cash expenditures and a shift in marketing strategy; and other operating costs experienced a slight increase of $2,089 because of decreased depreciation and amortization. In addition, during the prior year period the Company recovered $95,497 previously recorded as bad debt expense which did not recur this year.

Net loss

On a consolidated basis, our operating loss for the quarter ended March 31, 2008 was $172,945, an increase of $67,961 over the prior year operating loss of $104,984. This change is attributable to the increase in total cost and expenses during the current quarter well exceeding the increase in revenue.

Interest expense amounted to $48,350 in the current quarter and compares with $40,480 during the same period of the prior year; the 19% increase occurred because of increased factoring and interest paid to settle with creditors. Other income increased from the prior year total by $2,367 primarily as a result of increased interest income.

On a consolidated basis, we incurred a net loss of $207,954 for the quarter ended March 31, 2008 as compared to the net loss of $134,760 for the prior year period. The impacts noted above account for the increase in the net loss.

Result of operations for the six months ended March 31, 2008

Revenues

Our revenues decreased $225,735 or 10% from $2,295,789 for the six month period ended March 31, 2007 to $2,070,054 for the period ended March 31, 2008. This decrease was caused primarily by a decrease in revenues from the subcontractor work.

Costs and Expenses

Total costs and expenses for the period ended March 31, 2008 amounted to $2,230,053, a decrease of $56,628, or 2%, compared to $2,286,681 for the period ended March 31, 2007. While costs and expenses decreased by 2%, revenues decreased by approximately 10% during the period. The decrease in costs and expenses is related to the items noted in the following paragraph.

Direct contract costs decreased $24,039, or 2%, which was less than the 10% decrease in revenue. Salaries and benefits decreased by approximately $106,682, or 16%, primarily due to lower compensation costs compared to the prior year resulting from attrition of staff. General and administrative expenses decreased slightly by $9,461, or 3%; marketing expense decreased further by $7,707, or 52%, as a result of prioritization of cash expenditures and increased reliance on business partners for business development, other operating expenses decreased slightly by approximately 4% due to decreased depreciation and amortization. However, other operating expenses include a non-cash amortization amount of approximately $91,918 required to be recognized on our continuing investments in Xmarc software upgrades. Additionally, during the prior year period the Company recovered $95,497 previously recorded as bad debt expense which did not recur during the current year.

Net Income/Loss

On a consolidated basis, we had an operating loss for the six month period ended March 31, 2008 of $159,999, a decrease from the prior year operating income of $9,108. This change is attributable to decreased revenues during the current period coupled with the very slight 2% decrease in total costs and expenses.

Interest expense amounted to $92,021 in the current six month period and compares with $93,758 during the same period of the prior year. Other income increased from the prior year total by $4,734 primarily as a result of interest income in the current period.

On a consolidated basis, we incurred a net loss of $208,640 for the six months ended March 31, 2008, as compared to the net loss of $46,004 for the prior year period. The decreased revenues and the impacts noted above account for the increased net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2008

We reported net loss of $208,640 for the six months ended March 31, 2008. Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $19.3 million as of March 31, 2008, compared to $19.1 million at September 30, 2007. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the period ended March 31, 2008.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

N/A

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1 Section 302 Certification for the principal executive officer, dated May 12, 2008, and filed on page 19 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated May 12, 2008, and filed on page 20 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated May 12, 2008, and filed on page 21 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated May 12, 2008, and filed on page 22, of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLANGRAPHICS, INC.

Dated:  May 12, 2008



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