Form 10QSB/A
period 2008-03-31
PLANGRAPHICS INC
filed 2008-05-21
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               Amendment Number 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ .

Commission file number 0-14273

                               PLANGRAPHICS, INC.
                    -----------------------------------------
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

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

                      EXPLANATORY NOTE ABOUT THIS AMENDMENT

PlanGraphics, Inc. ("the Company") filed its quarterly report on Form 10-QSB for the quarter ended March 31, 2008, with the Securities and Exchange Commission on May 12, 2008 ("Original Filing"). The Company is filing this Amendment Number 1 on Form 10-QSB/A solely to amend the following item appearing on the Original Filing page 1, the coversheet, to correctly mark the "Yes" box. That item now reads as follows:

     "Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days.                                                    Yes [X] No [ ]"

The reason for the change is that PlanGraphics, Inc. is now completely current in its periodic reporting to the Securities and Exchange Commission and has no outstanding issues for which a periodic or other report or response is required.

This Amendment contains only the corrected text included in the cover sheet to the original filing and currently signed certifications. Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.

Except for the revision described above, this Amendment does not amend, modify or update the Original Filing in any respect. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect any events that may have occurred since the filing of the Original Filing.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1, Section 302 Certification for the principal executive officer, dated May 21, 2008, and filed on page 5 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated May 21, 2008, and filed on page 6 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated May 21, 2008, and filed on page 7 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated May 21, 2008, and filed on page 8, of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PLANGRAPHICS, INC.

Dated:  May 21, 2008



                                         /S/  Fred Beisser

                                         Frederick G. Beisser
                                         Senior Vice President-Finance,
                                         Secretary & Treasurer
                                         (Principal financial and accounting
                                         officer)