Form 10QSB
period 2008-06-30
PLANGRAPHICS INC
filed 2008-08-13
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to _______________ .

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


     99,158,706 shares of common stock (no par value) were outstanding as of
                                 August 8, 2008.

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

                                Table of Contents





Part I Financial  Information                                                  4


   Item 1. Consolidated Financial Statements (Unaudited)                       4


    Consolidated Balance Sheets                                                4


    Consolidated Statements of Operations                                      5


    Consolidated Statements of Cash Flows                                      6


    Notes to Unaudited Consolidated Financial Statements                       7


   Item 2. Management Discussion and Analysis                                 13


   Item 3. Controls and Procedures                                            18


Part II Other Information                                                     19

   Item 1. Legal Proceedings                                                  19

   Item 6. Exhibits                                                           19


   Signature Page                                                             20


   Exhibits                                                                   21


Part I Financial Information
Item 1. Financial Statements

                                      PLANGRAPHICS, INC.
                                  CONSOLIDATED BALANCE SHEETS



                                                                June 30, 2008  September 30, 2007
                                                                 (Unaudited)    (Derived from
                                                                               audited financial
                                                                                  statements)
       ASSETS
CURRENT ASSETS
  Cash and cash equivalents
     Cash                                                        $      1,081    $     36,711
     Restricted cash                                                     --            41,931
                                                                 ------------    ------------
                                                                        1,081          78,642
  Accounts receivable, less allowance for doubtful accounts of
    $19,825 and $0 for June 30, 2008 and September 30, 2007,          715,912       1,074,944
     respectively
  Prepaid expenses and other                                           47,265          30,362
                                                                 ------------    ------------
       Total current assets                                           764,258       1,183,948
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                             371,117         367,515
    Less accumulated depreciation and amortization                   (347,539)       (337,837)
                                                                 ------------    ------------
                                                                       23,578          29,678
                                                                 ------------    ------------

OTHER ASSETS
  Software development costs, net of accumulated amortization
   $795,842 and $657,967 at June 30, 2008 and September 30,           205,762         284,932
   2007, respectively
  Other                                                                 5,910          10,518
                                                                 ------------    ------------
                                                                      211,672         295,450
                                                                 ------------    ------------

       Total assets                                              $    999,508    $  1,509,076
                                                                 ============    ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par
    value, 500 shares issued and outstanding at June 30, 2008
    and September 30, 2007                                       $    500,000    $    500,000
  Notes payable - current maturities                                   42,650         182,786
  Accounts payable                                                  2,721,229       2,558,265
  Accrued payroll costs                                               200,601         304,366
  Accrued expenses                                                    364,663         367,217
  Deferred revenue and prebillings                                    240,806         351,974
                                                                 ------------    ------------
       Total current liabilities                                    4,069,949       4,264,608

   Notes payable - long-term, less current maturities                    --            34,541
                                                                 ------------    ------------

       Total liabilities                                            4,069,949       4,299,149
                                                                 ------------    ------------

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000,000 shares authorized,
    99,158,706 and 97,214,418 shares issued and outstanding        20,706,005      20,697,839
  Accumulated deficit                                             (23,776,446)    (23,487,912)
                                                                 ------------    ------------
       Total Stockholders' Deficit                                 (3,070,441)     (2,790,073)
                                                                 ------------    ------------

       Total liabilities and stockholder's deficit               $    999,508    $  1,509,076
                                                                 ============    ============


See accompanying notes to unaudited consolidated financial statements


                                           PLANGRAPHICS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                    Nine months ended              Three months ended
                                              ----------------------------    ----------------------------
                                                  2008            2007            2008            2007
                                              ------------    ------------    ------------    ------------

Revenues                                      $  2,942,492    $  3,339,735    $    872,437    $  1,043,946

Costs and expenses
  Direct contract costs                          1,738,745       1,804,031         491,383         532,631
  Salaries and employee benefits                   830,131         961,209         258,129         282,524
  General and administrative expenses              433,032         376,931         142,489          76,928
  Marketing expenses                                14,498          19,788           7,438           5,021
  Other operating expenses                         167,403          74,697          54,316          52,871
                                              ------------    ------------    ------------    ------------
        Total costs and expenses                 3,183,809       3,236,656         953,755         949,975
                                              ------------    ------------    ------------    ------------

        Operating income (loss)                   (241,317)        103,079         (81,318)         93,971
                                              ------------    ------------    ------------    ------------

Other income and (expense):
  Other income                                      63,365          62,074          19,985          23,427
  Interest expense                                (110,582)       (138,952)        (18,561)        (45,194)
                                              ------------    ------------    ------------    ------------
                                                   (47,217)        (76,878)          1,424         (21,767)
                                              ------------    ------------    ------------    ------------

        Net income (loss)                     $   (288,534)   $     26,201    $    (79,894)   $     72,204
                                              ============    ============    ============    ============


Basic and diluted income (loss) per common
  share                                       $     (0.003)   $      0.000    $     (0.001)   $      0.001
                                              ============    ============    ============    ============

Weighted average number of shares of common
  stock outstanding - basic and diluted         97,308,032      97,214,418      97,495,260      97,214,418
                                              ============    ============    ============    ============



See accompanying notes to unaudited consolidated financial statements


                               PLANGRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the nine months ended June 30,
                                                              2008         2007
                                                           ---------    ---------
Cash flows provided by operating activities:
  Net income (loss)                                        $(288,534)   $  26,201
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                            147,578      167,716
    Allowance for doubtful accounts                           19,825         --
  Changes in operating assets and liabilities
      Accounts receivable                                    339,207      414,076
      Prepaid expenses and other                             (16,903)      32,240
      Other assets                                             4,608         (929)
      Accounts payable                                       162,964      108,185
      Accrued expenses                                       (98,154)    (202,397)
      Deferred revenue and prebillings                      (111,167)    (335,745)
                                                           ---------    ---------
       Net cash provided by operating activities             159,424      209,347
                                                           ---------    ---------

Cash flows used in investing activities:
  Purchases of equipment                                      (3,602)     (13,383)
  Software developed for future use                          (58,706)     (67,875)
                                                           ---------    ---------
       Net cash used in investing activities                 (62,308)     (81,258)
                                                           ---------    ---------

Cash flows used in financing activities:
  Payments on debt                                          (174,677)     (69,734)
                                                           ---------    ---------
       Net cash used in financing activities                (174,677)     (69,734)
                                                           ---------    ---------

Net increase (decrease) in cash                              (77,561)      58,355
Cash and cash equivalents at beginning of year                78,642        1,895
                                                           ---------    ---------

Cash and cash equivalents at end of period                 $   1,081    $  60,250
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

The accompanying unaudited consolidated financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we secured an improved factoring agreement for accounts receivable during 2007 that has been extended through December 31, 2008, our viability as a going concern is dependent upon our ability to maintain and increase profitable operations through increased sales and the higher profit margins received from Xmarc sales. During the fiscal years of 1998 through 2007 we have experienced significant operating losses with corresponding reductions in working capital and stockholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially.

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

For the nine months ended June 30, 2008, the Company is reporting net loss of $288,534 and cash provided by operations amounted to $159,424, representing a decrease in net income and in cash flows from the same period of the prior year. The Company has had a history of net losses over the years. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(3) Accounts Receivable

The components of contract receivable are as follows:

                                       June 30,
                                         2008
                                       --------

Billed                                 $540,043
Unbilled                                195,694
                                       --------
                                        735,737
Less allowance for doubtful accounts     19,825
                                       --------
Accounts receivable, net               $715,912
                                       ========

At June 30, 2008, customers exceeding 10% of billed accounts receivable were the Italian Ministry of Finance ("IMF"), 23%, New York City Department of Environmental Engineering (NYDEP), 24% and international clients in China (in the aggregate), 18%. At the same date, customers exceeding 10% of revenue for the quarter were NYDEP, 23%, San Francisco Department of Technology and Information Systems, 17%, and the IMF, 13%.

At June 30, 2007, customers exceeding 10% of billed accounts receivable were NYDEP, 32%, Hunter College, 14%, and Panzhihua Municipal Planning Office (China), 13%. At the same date, customers exceeding 10% of revenue for the quarter were NYDEP, 27%, Hunter College, 14%, San Francisco Department of Technology and Information Systems, 12%.

Billed receivables include $53,426 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($314,798) less the net amount of funds employed by Rockland in servicing them ($261,372) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement. Pursuant to the factoring agreement we have granted Rockland a lien and security interest in all of our cash, accounts, goods and intangibles.

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

Deferred revenue amounted to $240,806 at June 30, 2008, and represents amounts billed in excess of amounts earned. These amounts are offset by work in progress which represents work completed but not yet invoiced but included in Accounts Receivable, typically pending completion of payment milestones.

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

We granted options to acquire 972,144 and 3,722,144 shares of common stock during the periods ended June 30, 2008 and 2007, respectively.

The fair value of the options granted in the nine-month periods ended June 30, 2008 and 2007, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

                                    2008                2007
                                ------------        ------------
Dividend yield                      0.00%               0.00%
Expected Volatility                 1.33%               1.31%
Risk free interest rate             3.58%               4.39%
Expected lives                     5 years             5 years


The weighted-average grant date fair value for stock options granted during 2008 and 2007 was approximately $0.00 and $0.00, respectively, according to our Black-Scholes computations.

Additional information regarding the status of stock options outstanding at June 30, 2008 appears in the following tables; we had no warrants outstanding at that date.

                                     Stock Options
                       -----------------------------------------
                                                  Weighted
                          Number of                Average
                           Shares              Exercise Price
                       ---------------       -------------------
Outstanding
at 9/30/2007                8,447,790                   $ 0.021
                       ---------------       -------------------

Granted                       972,214                    0.0036
Expired/Cancelled          (1,509,214)                   0.0400
Exercised                  (1,944,288)                   0.0042
                       ---------------       -------------------
Outstanding
at 6/30/2008                5,966,502                   $ 0.014
                       ===============       ===================

Exercisable
at 9/30/2007                8,447,790                   $ 0.021
                       ---------------       -------------------

Exercisable
at 6/30/2008                5,966,502                   $ 0.014
                       ---------------       -------------------


                              Stock Options
           -----------------------------------------------------
             Range of                           Weighted-average
             Exercise            Shares         Remaining Years
              Prices                            Contractual Life
           -----------------------------------------------------
           $0.0048-$0.015         4,694,288          3.871

           $0.020-$0.040          1,272,214          0.920
                              --------------
                                  5,966,502
                              ==============


There were options exercised to acquire 1,944,288 shares of our common stock during the period ending June 30, 2008; the total intrinsic value of options exercised to date during fiscal year 2008 is $5,444.01.

Because we did not have any unvested options or warrants as of June 30, 2008, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.

(6) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at June 30, 2008 and 2007, were 5,966,502 and 8,447,790, respectively.

                                          2008        2007
                                       ---------   ---------
                   Options             5,966,502   8,447,790
                   Warrants                 --          --
                                       ---------   ---------
                   Total outstanding   5,966,502   8,447,790
                                       =========   =========

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:


                                                         Periods ending June 30,
                                                 Nine months               Three months
                                           -----------------------   -----------------------
                                              2008         2007         2008         2007
                                           ----------   ----------   ----------   ----------

Basic EPS share quantity                   97,308,032   97,214,418   97,495,260   97,214,418
Effect of dilutive options and warrants*         --           --           --           --
                                           ----------   ----------   ----------   ----------
Dilutted EPS share quantity                97,308,032   97,214,418   97,495,260   97,214,418


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

(7) Supplemental Cash Flow Information

During the nine months ended June 30, 2008, PlanGraphics paid $94,808 of interest. Also, payments of $1,065 for taxes were made.

(8)  Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the actual rate of exchange incurred for each transaction during the period. The total of all foreign currency transactions and translation adjustments resulted in a net gain of $13,020 during the nine month period.

(9) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $19.1 million with expirations through 2027. At June 30, 2008, the amount of the net operating loss carryforward balance is estimated at $19.4 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2007 and at June 30, 2008.
As a result, no provision or benefit for income tax has been recorded for the nine months ended June 30, 2008.

(10) Recently Issued Accounting Pronouncements

FSP 142-3. In April 2008, the Financial Accounting Standards Board ("ASB") issued Financial Statement of Position ("FSP") 142-3, "Determination of the
Useful Life of Intangible Assets", (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

SFAS 162. In May 2008, the FASB issued Statement of Financial Accounting
Standard ("FAS") No. 162, "The Hierarchy of Generally Accepted Accounting
Principles ("GAAP")." SFAS No. 162 identifies the sources of accounting principles (see below) and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks
FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

                                       11

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

     a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

     b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

     c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

     d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS 163. In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. Management has concluded that, because the Company is not involved in the insurancy industry, the adoption of FASB 163 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

FSP 14-1. In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

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

Geographic information for the nine month period ended June 30,

           2008                         Long-lived    Accounts
           ----                           Assets     Receivable
                            Revenues      (Net)         (Net)
                           ----------   ----------   ----------
                                                           2008
United States and Canada   $2,155,006   $  225,663   $  481,372
Europe                        569,170        3,677      234,540
Asia                          218,316         --           --
                           ----------   ----------   ----------
Total                      $2,942,492   $  229,340   $  715,912


           2007
           ----

United States and Canada   $2,629,623   $  345,358   $1,173,911
Europe                        480,210        5,100         --
Asia                          229,902         --           --
                           ----------   ----------   ----------
Total                      $3,339,735   $  350,458   $1,173,911



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2007 approximately 67% of our sales were to customers in federal, state and local governments, and utilities; 22% to international customers and the remaining 11% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers remained comparable through the third quarter of fiscal year 2008.

o We have a working capital deficit at June 30, 2008, of $3,305,691, and have had recurring net losses in all prior fiscal years back to 1998. The viability of PlanGraphics is dependent upon our ability to achieve, then maintain and increase profitability in future operations.

o Management's foremost challenges are coping with limited cash flows and building a profitable business at a time when federal, state and local governments are experiencing constrained revenues and budget deficits and the commercial sector is, in part, negatively affected by a contracting economy.

     o The Company depends on internal cash flow to support operations. Internal cash flow is affected significantly by customer contract terms, delays in foreign currency transfers and our progress achieved on projects.

     o Management continues to carefully manage payments and from time to time has borrowed funds from officers to meet temporary working capital shortages.

     o Our Master Factoring Agreement with Rockland continues through December 31, 2008; it requires us to submit invoices amounting to an average of $250,000 per month.

     o We have reduced our general and administrative expenses by reducing occupancy costs, constraining overhead and administrative costs and streamlining our management and production teams.

o As a result of our very constrained cash flows, we sometimes delay payments to subcontractors and suppliers. From time to time, we have delayed management and employee payrolls. We have also experienced the departure of certain technical employees, reduced availability of subcontractors and legal costs related to negotiating work-out agreements and settlements with creditors.

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

     o Securing financing arrangements to fund operations and expansion while reducing the cost of financing;

     o Changing our revenue mix to increase the amount of higher margin software sales;

     o Successfully meeting the challenges of a difficult contracting economic environment through diversification;

     o Increasing lagging sales and revenue through expanded lead generation and sales into a more diverse range of clientele; and

     o    Achieving consistent net income.


                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of June 30, 2008 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2007, appearing in our FY 2007 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2007 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of management payrolls and amounts owed to subcontractors.

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

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payment of subcontractor invoices. As of June 30, 2008 we had a net working capital deficit of ($3,305,691) versus a net working capital deficit of ($3,080,660) at September 30, 2007.

In the nine months ended June 30, 2008, operations provided net cash of $159,424, as compared to $209,347 provided by operations during the period ended June 30, 2007. This $49,923 change was primarily a result of the decrease in our accrued payrolls and accrued expenses that used cash and partially offset by a decrease in accounts receivable which provided cash.

Our accounts receivable at June 30, 2008, have decreased by $359,032 since September 30, 2007, as we collected payments on billed invoices from customers. Notes payable with current maturities decreased by $140,136 from September 30, 2007 as a result of the payment of certain notes while accounts payable grew by $162,964 during the same period due to cash unavailability resulting in further accretion of amounts owed to vendors.

In the period ended June 30, 2008, investing activities used cash of $62,308 while it used $81,258 during the period ended June 30, 2007. The primary reason for the change was decreased purchases of equipment and software for future use in the current period.

Financing activities in the period ended June 30, 2008, used $174,678 as compared to net cash used of $69,734 in financing activities in the period ended June 30, 2007. The change was a result of the paying down of certain interest bearing notes.

Accounts receivable balances at June 30, 2008 and 2007, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Other delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

The elevated levels of aged accounts receivable we experience periodically, coupled with the need to finance projects with cash from operations, places cash flow constraints on the Company requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs.

Capital Resources

Our Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC ("Rockland") was recently extended through December 31, 2008; it requires us to sell them an average of $250,000 of invoices per month.

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

We believe our purchase of the XMARC intellectual property and spatial integration software components provides us with increased access with additional solution architectures to federal, state and local government clients in addition to commercial enterprises. We have continued to build revenue from maintenance of existing XMARC systems already in the field resulting from additional licensing of Xmarc and STEPs, a derivative product. Recurring revenue from Xmarc based products now exceeds $675,000 per annum.

As of July 31, 2008, we had work backlog and assignments of approximately $3.54 million, a slight decrease from the $3.7 million reported as of July 31, 2007. At July 31, 2008, approximately $1.35 million of the backlog and assignments was funded and $2.1 million was unfunded compared to July 31, 2007, when all backlog was funded. The increase in unfunded projects reflects a timing issue as clients are about to enter into a new fiscal year with budgetary constraints and an increased effort by the Company to define extensions of current scopes of work and budgets in advance of contract expiration.

We report backlog based on signed contracts and work assignments from our customers. Assignments include contract awards where documentation is pending or task orders based on existing indefinite quantity contract vehicles. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Xmarc and derivative product licensing sales do not enter our backlog data, although maintenance and value added reseller fees are included.

The decrease in backlog and assignments from February 28, 2008, of $3.98 million and from July 31, 2007, was caused by the natural drawdown of multi-year contracts, the transfer of a China based project with associated backlog to a business partner; the completion of certain China based projects without replacement assignments, and, generally, a reduced number of competitive opportunities, in part as a result of a contracting economy and in part as a consequence of our need to constrain marketing budgets because of cash flow issues. Management has suspended its efforts to pursue additional projects in China as a prime contractor because of increased national (i.e. Chinese) and international competition and the bundling by the World Bank of multiple projects and multiple jurisdictions into single contracts.

Recently we increased our focus on providing spatially enabled datamarts and decision dashboards. We have also made progress in positioning ourselves as a provider of Internet-accessible data repositories and warehouses that leverage spatial data through portals and executive dashboards. Several of our current assignments and a material portion of our contract backlog and assignments are associated with these initiatives. A recent example is the San Francisco Department of Telecommunications and Information Systems that awarded us a project during fiscal year 2006 to build out the "hub" of an inter-agency repository for the City and County's Criminal Justice System; they subsequently extended that assignment on two occasions and have initiated the processing of an additional extension for FY 2009. Recently we also successfully undertook the modernization of a military health systems forecasting toolset and database for Altarum Institute and we are now pursuing additional assignments through this third party that is dependent on federal fiscal year 2009 funding.

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

                              Results of Operations


Result of Operations for the three months Ended June 30, 2008

Revenues

Our revenues decreased $171,509 or 16% to $872,437 for the quarter ended June 30, 2008 from $1,043,946 for the quarter ended June 30, 2007. This decrease was caused by reduced activities on open contracts and by a lower number of active contracts in the 2008 period.

Costs and Expenses

Total costs and expenses for the quarter ended June 30, 2008 amounted to $953,755, a small increase of $3,780 from $949,975 for the quarter ended June 30, 2007. This 2% increase contrasts with the 16% decrease in revenue noted above.

Direct contract costs decreased by $41,248, or 8%; the decrease was primarily in response to decreased activity; however, the overall percent decrease in direct contract costs was less than the 16% decrease in revenues.

Salaries and benefits decreased by approximately $24,395, or 9% because of decreased salaries due to attrition. General and administrative expenses were $65,561, or 85% higher than in the prior year; this was primarily because of the prior year contained a reversal of an accrual for litigation settlement expense that did not recur in the current year making the prior year artificially low; marketing expenses increased by $2,417, or 48%, as we pursued new opportunities; and other operating costs experienced a slight increase of $1,445 because of increased depreciation and amortization.

Net loss

On a consolidated basis, our operating loss for the quarter ended June 30, 2008 was $81,318, a change of $175,289 from the prior year operating income of $93,971. This change is attributable to the 16% decrease in revenue coupled with the absence of comparable decreases in total cost and expenses during the current quarter.

Interest expense amounted to $18,561 in the current quarter and compares with $45,194 during the same period of the prior year; the 59% decrease occurred because of decreased amounts of interest related to notes payable. Other income decreased from the prior year total by $3,442 primarily as a result of decreased royalty income.

On a consolidated basis, we incurred a net loss of $79,894 for the quarter ended June 30, 2008 as compared to the net income of $72,204 for the prior year period. The impacts noted above account for the change to a net loss.

Result of operations for the nine months ended June 30, 2008

Revenues

Our revenues decreased $397,243 or 12% from $3,339,735 for the nine month period ended June 30, 2007 to $2,942,492 for the period ended June 30, 2008. This decrease was caused primarily by decrease in revenues from professional services and subcontractor work which was partially offset by increased Xmarc revenues.

Costs and Expenses

Total costs and expenses for the period ended June 30, 2008 amounted to $3,183,809, a decrease of $52,847, or 2%, compared to $3,236,656 for the period ended June 30, 2007. While costs and expenses decreased by 2%, revenues decreased by approximately 12% during the period. The decrease in costs and expenses is related to the items noted in the following paragraph.

Direct contract costs decreased $65,286, or 4%, which was less than the 12% decrease in revenue. Salaries and benefits decreased by approximately $131,078, or 14%, primarily due to lower compensation costs compared to the prior year resulting from attrition of staff. General and administrative expenses increased by $56,101, or 15%, primarily related to reversal of an accrual for settlement expenses in the prior year which did not recur in the current year; marketing expense decreased further by $5,290, or 28%, as a result of prioritization of cash expenditures and increased reliance on business partners for business development, other operating expenses increased by approximately $92,706, or 124%, due primarily to the reversal in the prior year of an accrual for uncollectible receivables which did not recur in the current year.

Net Income/Loss

On a consolidated basis, we had an operating loss for the nine month period ended June 30, 2008 of $241,317, resulting in a change of $344,396 from the prior year operating income. This change is attributable to decreased revenues during the current period coupled with the very small 2% decrease in total costs and expenses that did not compare with the 12% decrease in revenues.

Interest expense amounted to $110,582 in the current nine month period and compares favorably with $138,952 during the same period of the prior year; this 20% decrease is primarily attributable to decreased interest on notes payable. Other income increased from the prior year total by $1,291 primarily as a result of foreign currency gains in the current period.

On a consolidated basis, we incurred a net loss of $288,534 for the nine months ended June 30, 2008, as compared to net income of $26,201 for the prior year period. The decrease in revenues that were not offset by sufficient decrease in costs and expenses as noted above account for the increased net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2008

We reported net loss of $288,534 for the nine months ended June 30, 2008. Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $19.4 million as of June 30, 2008, compared to $19.1 million at September 30, 2007. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the period ended June 30, 2008.

Critical Accounting Policies and Estimates

We do not have any updates to the Critical Accounting Policies disclosed in Item 6, Part Two of our Annual Report on Form 10-KSB for September 30, 2007 and filed with the SEC.

Subsequent Event

The Company recently entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer ("Island") for stock registrar and transfer agent services whereby Island supplants Computershare. The exact date of change is being determined.


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

Evaluation of Disclosure Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this report, and subject to the limitations above, both the company's Chief Executive Officer and Senior Financial Officer believe that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting management to material information required to be included in this Form 10-QSB and other Exchange Act filings for timely disclosure.

Changes in Internal Controls

Based upon their most recent evaluation which was completed as of the end of the period covered by this report, and subject to the limitations above, both our Chief Executive Officer and Senior Financial Officer concluded that there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have begun the extensive process of documenting and evaluating our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 includes a requirement for an annual management report of the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm will be required to attest to the accuracy of management's evaluation report. The requirement is effective with our fiscal year ending September 30, 2010.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 17, 2008, our Chief Executive Officer exercised stock options to acquire 1,944,288 shares of our common stock (NPV) in the amount of $8,166.01. As a result of the exercise, current liabilities were reduced in a like amount. We relied upon Section 4(2) of the Securities Act of 1933 for the issue of shares with restrictive legend.

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1, Section 302 Certification for the principal executive officer, dated August 11, 2008, and filed on page 21 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated August 11, 2008, and filed on page 222 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated August 11, 2008, and filed on page 23 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated August 11, 2008, and filed on page 24, of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLANGRAPHICS, INC.

Dated:  August 11, 2008



                                             /S/ Fred Beisser
                                             --------------------------------
                                             Frederick G. Beisser
                                             Senior Vice President-Finance,
                                             Secretary & Treasurer
                                             (Principal financial and accounting
                                             officer)