Form 10KSB
period 2008-09-30
PLANGRAPHICS INC
filed 2009-01-16
CIK 783284

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

     (Mark One)
     [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
           September 30, 2008,

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________to ________________.

                         Commission file number: 0-14273

                               PLANGRAPHICS, INC.
                          -----------------------------
                         (Name of small business issuer)

           Colorado                                             84-0868815
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   112 East Main Street
                    Frankfort, Kentucky                            40601
-----------------------------------------------------------    ---------------
         (Address of principal executive offices)                (Zip code)

--------------------------------------------------------------------------------
                    Issuer's telephone number: (720) 851-0716

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     The issuer's revenues for its most recent fiscal year were $3,614,016.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of December 31, 2008, the aggregate market value of the shares of the issuer's voting stock held by non-affiliates of the issuer based on the closing price of the Common Stock as reported on The Over The Counter Bulletin Board was approximately $90,690.

     As of December 31, 2008 the issuer had outstanding 99,158,706 shares of Common Stock.

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

     Forward-looking statements include, but are not limited to, statements in this Form 10-KSB regarding:

     o availability of working capital to meet our immediate cash and liquidity needs;
     o    our ability to raise funds through debt and equity financing;
     o    estimates regarding our financing needs;
     o    our prospects for possible growth;
     o    our ability to reduce costs and expenses;
     o    the collectibility of our accounts receivable;
     o    cancellation of our contracts and order assignments;
     o the continuation of our relationship with the City of New York and other key customers;
     o    the increase in competition and our ability to compete effectively;
     o our ability to take advantage of spatial information technology markets;
     o    the strength of our technical expertise and customer service;
     o the ability of information technology to benefit from geospatial capabilities within their technologies;
     o    the potential gross profit margin in information technology;
     o the projections regarding our financial results for fiscal years ("FY") 2009;
     o    fluctuations in exchange rates;
     o    the impact of recent accounting pronouncements; and
     o    the availability and affordability of alternative lease facilities.

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

TABLE OF CONTENTS

                                                                         Page

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS...........................I

PART I   ..................................................................1

ITEM 1 -- DESCRIPTION OF BUSINESS..........................................1

RISK FACTORS...............................................................8

ITEM 2 - DESCRIPTION OF PROPERTY..........................................11

ITEM 3 - LEGAL PROCEEDINGS................................................12

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12

PART II ..................................................................12

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.....................................12

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......13

ITEM 7 -- FINANCIAL STATEMENTS............................................25

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.............................25

ITEM 8A - Controls and Procedures ........................................25

PART III .................................................................27

ITEM 9  -- DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
          THE EXCHANGE ACT ...............................................27

ITEM 10 -- EXECUTIVE COMPENSATION.........................................28

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.37

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................37

ITEM 13 -- EXHIBITS.......................................................38

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................40

SIGNATURES................................................................41

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

         Reports filed with the Securities and Exchange Commission by PGRA via EDGAR are available at no charge on our website (www.PlanGraphics.com) shortly after filing as well as at www.sec.gov.

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

         The principal business of PlanGraphics, Inc. is carried out through PGI-MD and its subsidiary Xmarc Ltd. PGI-MD provides design, implementation, and integration of e-government and information technology solutions, principally to state and local governments and public utilities. To date, the firm has managed more than 1,475 projects for a wide range of state and local, federal and international customers. Xmarc provides middleware and spatial visualization tools used by PlanGraphics and end users in a broad array of spatially enabled solutions.

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

Anticipating Emerging Trends

         We are focusing our services on meeting the information and systems integration needs of the public and private sectors by leveraging our e-services capabilities and specialization in spatial information systems for solutions with an enterprise-wide focus requiring interoperability across systems and data sources.

         We believe that information technology, which includes both SIMS and GIS, continues to be a global market that is rapidly evolving and is becoming the basis for a myriad of new applications and services to solve customer problems and creating additional markets. The migration of GIS technology into the mainstream is creating opportunities for government agencies to streamline their operations, while providing better access to services for constituents. At the same time, broader use of GIS data by non-specialists is offering additional opportunities for companies to develop user-friendly, standardized GIS products that respond to the growth of the marketplace. GIS has proven increasingly useful in government activities in recent years. Local, county and regional agencies are willing to share data as a means of cost control as well as interoperability. We view mapping as the GUI (graphic user interface) to a myriad of users and applications because it allows users to visualize data in a manner that is familiar and well understood, thus providing an easy point of entry for organizing and manipulating data into useful information.

         Although the adoption of GIS technology has grown steadily over the years, it too, has become the victim of dramatic revenue shortfalls in state and local government. And though some entities are making the case that the adoption or expansion of GIS is cost effective, many organizations are drawing out or suspending new development. Reduced activity in land development and housing industry has also negatively impacted private sector adoption and level of use and expansion of spatial technologies. At the same time the trend to enable access to spatial information data repositories via the Internet continues. Local and state governments are starting to think more like businesses. Increasingly, municipalities are using location-based applications to make life easier for their constituents. They want to provide answers for people who need answers, and they are working to be user-friendly, more efficient, and more cost-effective. As a component of other systems, GIS helps to accomplish these goals. Since about 80% of local government data is location-based, it makes sense to work with GIS data.

         We believe that our long-standing reputation and technical qualifications will be of value in the stressed market place - but more importantly the client relationships we have established and maintained over the years may prove beneficial in maintaining a critical mass of skills and engagements during the economic downturn.

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

o

o   Enterprise Architecture and              o   Database design and development
      Management Consulting
o   Strategic planning                       o   Applications development
o   Needs assessment                             and customization
o   Requirements analysis                    o   Data conversion management
o   System design                                and QA/QC
o   Implementation planning                  o   Training
o   Project/program management               o   On-site staffing/
o   Integration/Interface design                 outsourcing Development
       and execution

2)  Geographic Information Systems ("GIS") Consulting Services

         The development, implementation, and integration of GIS services have been at the core of our primary focus for almost 30 years. From initial consultation on strategy, through system implementation and integration, we offer a full spectrum of GIS consulting and implementation services to help our clients plan and implement GIS. Our consulting services include the following:

o   Concept                                o   Development
    o   Strategy and reengineering             o   System procurement
o   Planning                                       and installation
    o   Requirements analyses                  o   Data acquisition
    o   Feasibility studies                    o   Data quality control
    o   Applications definition                    /quality assurance
    o   Implementation planning                o   Application design
o   Design                                         and development
    o   Hardware specifications                o   Web enabling/interfaces
    o   Software specifications                o   Training
    o   Data specifications
                                           o   Operation and Support
                                               o   System administration
                                               o   Database administration
                                                   and maintenance
                                               o   System upgrades and expansion
                                               o   System audits

Development and Acquisition of Proprietary Products and Tools

         At the core of our solutions and applications are three interrelated capabilities and technologies. Since its inception the foundation of PGI-MD has--and continues to be--its expertise in SIMS, GIS and management consulting.

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

         In 2003, we acquired the intellectual property and associated assets of Xmarc's spatial integration tools. We are using and further developing the technology as an integration tool set for a wide range of e-government and e-commerce solutions that are multi-platform and need access to large and distributed data sets. These include our own deployment of Xmarc as part of SIMS solutions and enterprise executive dashboards as well as the solutions of third party providers. We make the integration tool kit available to our clients and to third party distributors and value added resellers worldwide. We support existing Xmarc contracts and work in progress in North America, Europe and Xmarc distributors in Asia-Pacific. Since our acquisition of the product, we have developed seven new releases, the most recent being Xmarc version 7.1.2 (released to existing customers in October, 2008 ) as well as several solution specific derivative products including Spatial Template for Emergency Preparedness ("STEPS"), an application for emergency response and public safety).

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

2)  Non-Emergency Information Management Applications

         We provide a diverse set of Non-Emergency Information Management applications, ranging from Web-enabled constituent support applications

(sometimes grouped under the term "e-government") to decision support tools and methods for environmental compliance, property assessment and mapping, planning and development, among others..

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

         In the area of facilities and infrastructure, our expertise encompasses engineering document management systems with design and development work using software from multiple document management vendors as well as system modeling and analysis software use and integration.

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

Market Size

         While Gartner and Daratech, Inc., market research and technology assessment firms, reported the GIS/Geospatial market reached $3.6 billion in 2006, the worldwide market is reportedly expected to grow to between $60 and $100 billion by 2015.

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

         There have been significant changes in SIM technology in the recent years. SIM's migration from a specialty technology to a broad enterprise resource brings opportunities for geospatial, IT infrastructure, Internet, and business analytics vendors. With the growth, the technology has become embedded in many business practices and solution.

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

         The markets in which we operate are highly competitive and can be significantly influenced by marketing and pricing decisions of competitors that have substantially greater resources, lower overhead or are entrenched in client organizations because of other, and sometimes, mission critical roles. Competitors include small regional firms, independent firms, large information services companies with SIM and GIS services divisions, customer in-house operations and international low-cost providers of GIS services. We believe that competition will intensify in the future. Our ability to compete successfully depends on a number of factors including:

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

         We believe that we compete effectively on the basis of breadth and depth of expertise, independence, and sensitivity to the client's requirement for responsiveness and timeliness. We have managed more than 1475 projects across a wide range of state and local, federal, and international customers. Approximately 59% of our revenue in fiscal year 2008 was generated through the public sector, which is comprised of state and local government and public utilities customers. Another 25% of our revenue was generated through international customers, with the majority coming from World Bank- sponsored projects in The People's Republic of China, and 16% of our revenue was generated through commercial customers.

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

Estimate of Research and Development Costs

         During fiscal year 2008 we recorded minimal expenses on our own research. Research costs and those development costs incurred prior to technological feasibility and commercial viability having been established are expensed as incurred.

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

Employees

         As of December 31, 2008, we had 21 full-time employees and we frequently utilize a number of associates, many of which are former PlanGraphics employees and who extend our reach and breadth of expertise. Our Executive Management Team members, who are responsible for overseeing and guiding corporate management and strategy, have an average of 21 years of industry experience and more than 15 years of tenure with PlanGraphics. We subcontract work to associates, business partners and independent consultants who generated approximately 24% of our 2008 revenue. By doing so, we have more closely aligned resources to project requirements.

         None of our employees are represented by a labor union.

                                  RISK FACTORS

         In addition to other information contained in the report, you should consider the following risk factors carefully. These risks may impair our operating results and business prospects as well as the market price of our stock.

         We have limited liquidity and capital resources. For the fiscal years ended September 30, 2008 and 2007, we had net losses of $468,639 and $369,549, respectively. For the same periods, we had cash flows of $167,872 and $256,191 provided by operations, respectively. We had a working capital deficit of $3,469,474 and an accumulated deficit of $23,956,551 at September 30, 2008, and have had recurring net losses in all prior fiscal years since 1998. Our ability to continue operations is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and pay our liabilities from normal business operations when they come due. However, we continue to experience very constrained cash availability, resulting in delayed payments to subcontractors and vendors. The inability to timely pay subcontractors has adversely impacted our capacity to service certain major projects.

         We will require additional funds through equity, debt, or sale of business assets in order to fund and operate our business. Our financing arrangement with Rockland Credit Finance, LLC ("Rockland") pursuant to which Rockland purchases a portion of our accounts receivable for up to 85% of the face value of such receivables was extended to September 30, 2009. If we continue to experience net losses, we will need to obtain working capital through additional debt or equity financings or from the sale of certain assets. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected.

         The holder of our redeemable preferred stock could require redemption of the shares and could cause a change of control. On August 21, 2006, we entered into a Preferred Stock Purchase Agreement with Nutmeg Group, LLC pursuant to which we sold and Nutmeg Group, LLC bought a total of 500 shares (the "Shares") of the Company's Series A 12% Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of our common stock with an aggregate exercise price of $10.00 (the "Warrant," and together with the Shares the "Securities") for an aggregate of $500,000. The holder of Series A Preferred Stock currently has the right to require the Company to redeem the Series A Preferred Stock for $655,217 (including accrued unpaid dividends) if exercised in whole. The Warrant was exercisable for that number of shares of the Company's common stock that will constitute 80% of the common stock outstanding on a fully diluted basis, determined immediately after the exercise of the Warrant. However, the Warrant expired without action on August 20, 2007.

         We have experienced decreased revenues. Our total revenue, which has decreased significantly in recent years, amounts to $3,614,016 for fiscal year 2008, a decrease of 14% from the prior year. We are reporting a net loss of $468,639 for 2008 compared to $369,549 in the prior year. The decrease results from an operating loss of $388,984 compared to $257,887 for the prior year because we did not have sufficient revenue for the level of costs and expenses for 2008.

         Various factors may affect our operating results and cause our quarterly results to fluctuate. Our financial results may fluctuate significantly because of several factors, several of which are beyond our control. These factors include:

     o the impact of the national recession and the consequent reduction in revenue and discretionary budgets of our traditional client base;

     o continued cash flow constraints experienced by primary customers causing delays in making payments to us and in turn by us to our subcontractors and to employees;

     o adverse economic impacts affecting state and local government revenue collections;

     o increased cost and management time required to respond to increased regulatory oversight of public companies;

     o    loss of customers, seasonal fluctuations in demand for our services;

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

            The majority of our revenue comes from a limited number of customers. The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 26% and 34% of revenues for the years ended September 30, 2008 and 2007, respectively, while the San Francisco Department of Justice represented 16% and 11% of 2008 and 2007 revenues, respectively, and the Italian Ministry of Finance (IMOF) amounted to 12% of 2008 revenues. NYDEP accounted for 19%, the IMOF accounted for 24% of accounts receivable at September 30, 2008 while NYDEP and IMOF represented 27% and 17%, respectively, of accounts receivable at September 30, 2007 and the Panjin Municipal Planning Office 16% at the same date.

         . Our future success depends in significant part on the continued service of certain technical and management personnel and our ability to attract and retain key technical, sales, marketing, information systems, financial and executive personnel. A key employee of PGRA is John C. Antenucci, Chief Executive Officer. PGRA entered into an employment agreement with Mr. Antenucci on May 1, 2002 that has been extended from time to time, most recently through September 30, 2009. The agreement contains a non-compete provision that restricts Mr. Antenucci for three years following his termination date, unless otherwise approved by us, from performing work either that is in backlog for PGRA or that PGRA is pursuing. Competition for personnel is intense, and there can be no assurance that PGRA can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. Although PGRA makes non-compete and non-disclosure agreements a part of employment commitments for all professionals, the loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on our business, financial condition and results of operation. It is also possible that liquidity problems caused by constrained cash flows may adversely affect our ability to retain technical staff required to compete effectively.

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

         Implementation of Section 404 of the Sarbanes-Oxley Act of 2002 on a Timely Basis. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. Under current rules, commencing with our annual report for the fiscal year ending September 30, 2010, our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

         We have developed a basic Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, continues to change. We do not have a precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

         We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work as required by Section
404. We have initially concluded that our internal controls are not effective; in the event that in the future we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.


                        ITEM 2 - DESCRIPTION OF PROPERTY

         Our corporate executive offices are located in Frankfort, Kentucky. PGRA does not own any real property. As of September 30, 2008, we leased commercial property in the following locations:

           Location                 Property Leased            Approximate Size           Number of Employees
           --------                 ---------------            ----------------           -------------------
Frankfort, Kentucky             Land and a building           10,300 square feet                   16
Silver Spring, Maryland         Office Space                      911 square feet                   5


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

         On December 22, 2008, a subcontractor, Sanborn Map Company, Inc.
("Sanborn"), asserted in a summons filed in the District Court for Douglas
County, Colorado, that it was entitled to recover an outstanding amount of $896,475 plus certain unpaid retainage of $18,501 earned for work as a subcontractor to the Company. The Company asserts that the summons was erroneously served and that the total amounts invoiced are in excess of the compensation due the Plaintiff. As a result, the Company has entered into discussions with Sanborn and its representatives to arrive at an acceptable settlement of the amounts in question. The amounts in question were previously accrued in the Company's financial records.

         Litigation is inherently uncertain and always difficult to predict.
However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the legal matters and other litigation to which we are a party are not likely, in the aggregate, to have a material adverse effect on our results of operations, financial position or cash flows.

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

                                     PART II
                                     -------

               ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Market for Common Stock

         Our common stock resumed trading on Nasdaq's Over-The-Counter Bulletin
Board system under the symbol, PGRA , on June 16, 2008 after previously trading on the Pink Sheets LLC since February 19, 2004. The following quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

                                                   Sales Price
                                             -----------------------
              Quarters Ended                 High              Low
           ----------------------            -----            ------
           December 31, 2006                 .0015            .0060
           March 31, 2007                    .0090            .0060
           June 30, 2007                     .0080            .0032
           September 30, 2007                .0070            .0032
           December 31, 2007                 .0220            .0050
           March 31, 2008                    .0090            .0015
           June 30, 2008                     .0080            .0002
           September 30, 2008                .0002            .0002


         As of December 31, 2008, the last reported sales price of our common stock was $0.001.





         Based on information supplied by certain record holders of our common stock, we estimate that as of December 31, 2008, there were approximately 2,980 beneficial owners of our common stock, of which approximately 2,005 are registered shareholders.

         We have never declared or paid any dividends on our common stock.
Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

         In addition to any security sales previously reported in our quarterly reports on Form 10-QSB for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On May 1, 2002, we entered into an employment agreement with John C.
Antenucci in connection with his employment as our President and Chief Executive
Officer. On May 15, 2008 we issued options to purchase 972,144 shares of common stock in accordance with the terms of Mr. Antenucci's employment agreement. The options were issued under our Equity Compensation Plan and were immediately vested and are valid for five years from the date of issue. We relied on Section
4(2) of the Securities Act to exempt such options.

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

Executive Summary of PlanGraphics, Inc.

         PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. Approximately 59% of our sales are to customers in federal, state and local governments, and utilities; 25% to international customers and the remaining 16% are to commercial enterprises. Our customers are located in the United States and in foreign markets that require locational or "spatial" information.

     o We had a working capital deficit of $3,469,474 and an accumulated deficit of $23,956,551 at September 30, 2008, and recurring net losses in all prior fiscal years back to 1998. The future viability of PlanGraphics is dependent upon our ability to achieve profitability in future operations.
     o During fiscal year 2008, the foremost challenges faced by management were coping with constrained cash flows and a substantial reduction in business opportunities within our primary markets. Management worked closely with its creditors to manage payments and from time to time has borrowed funds from officers and employees in prior years to meet temporary working capital shortages. During December 2008 the Master
          Factoring Agreement ("MFA," described below in "Factoring Agreement
          Amendment") was extended to September 30, 2009.
     o As a result of very constrained cash flows, we have from time to time delayed payments to subcontractors and management. As a consequence, we have experienced reduced availability of subcontractors at times during the year.
     o    About our business:
          o Our consulting and systems integration and implementation capabilities include business and web-enabled solutions exploiting the advanced technologies of spatial information management systems (otherwise known as geographic information systems), data warehousing, electronic document management systems and internal and external networks.




          o We earn our revenues on contracts that are awarded as long as two to three years after we begin the initial sales process with a customer. In many instances we first provide consulting services to determine an appropriate solution to a need and then we subsequently receive a larger contract.
          o Our consulting and implementation practice operates nationally and abroad. We are also pursuing opportunities related to emergency preparedness and public safety throughout the U.S.
     o We believe the critical factors for the future success of PlanGraphics are:
          o Leveraging our existing client and contract relationships in the face of declining business opportunities in the state and local government market.
          o Achieving positive cash flows from operations by controlling costs and developing business opportunities that are tangential to our experience set;
          o    Securing funding arrangements to support operations;
          o Changing our revenue mix to increase the amount of higher margin software sales;
          o    Increasing lagging revenue; and o Attaining net income.

         Constrained Cash Impacts. Over the past several years staff size has decreased and as of December 31, 2008, the Company had 21 employees. This staffing decrease limits our in-house capability to generate revenue.
Accordingly, when possible, we utilize one or more PlanGraphics Associates, typically previous employees, or we locate and retain subcontractors to accomplish work that otherwise might have been done by our employees thereby reducing our gross profits. The use of subcontractors allows us, however, to more closely align specialized resources with required project levels of effort.
As a result of the constrained cash flows:

     o We must respond to vendor or subcontractor demands for payment of delinquent accounts. In addition, we have encountered threatened or preliminary litigation on a number of unpaid liabilities. In each instance the Company has been able to arrive at settlement arrangements with the creditors. To date, all resulted in outcomes that were either neutral or favorable to PGI-MD from a financial perspective.
     o We may need to raise additional funds through the sale of common or preferred stock, or of certain assets.

Subsequent Events

         Extension of officer employment agreements. On December 1, 2008, we extended the employment agreements of our two officers through September 30, 2009, with no substantive changes to the terms and condistions.

         Factoring Agreement Amendment. The Company's Master Factoring Agreement
("MFA") with Rockland Credit Finance, LLC ("Rockland") provided for Rockland to pay PlanGraphics for accounts receivable invoices submitted at 85% of the face value of such invoices. The MFA is secured by a lien and security interest in all of our cash, accounts, good and intangibles in favor of Rockland. Effective
November 26, 2008, the MFA was extended through September 30, 2009 and the requirement for a minimum borrowing level was eliminated.

         Subcontractor Claim. On December 22, 2008, a subcontractor, Sanborn Map
Company, Inc. ("Sanborn"), asserted in a summons filed in the District Court for Douglas County, Colorado, that it was entitled to recover an outstanding amount of $896,475 plus certain unpaid retainage of $18,501 earned for work as a subcontractor to the Company. All amounts had been previously recorded in the Company's financial records. The Company will aggressively defend its interests, asserts that the summons was erroneously served and challenges the fees sought.
The Company recently waived the deficiencies of service and has entered into settlement discussions with Sanborn and its representatives.

          Letter of Intent. On January 9, 2009, the Company entered into a letter of intent with a merchant banking organization regarding the sale of the Company's Xmarc line of business.




Financial Condition

         The following discussion of liquidity and capital resources addresses our combined requirements and sources as of September 30, 2008 and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes beginning on page F-1 of this Form 10-KSB.

Liquidity

         Readers should take into account that PlanGraphics has an accumulated deficit of $23,956,551 at September 30, 2008, a net working capital deficit of $3,469,474 at September 30, 2008, net losses for the years ended September 30, 2008 and 2007, and net losses back to 1998. Although we have extended our master factoring agreement with Rockland and reduced the monthly-required volume, the future viability of PlanGraphics is highly dependent upon our ability to achieve profitability in our operations in ensuing years.

         During fiscal year 2008, we are reporting a net loss to common stockholders of $468,639, about 26% higher than the net loss recorded for the prior year. We continued to experience very constrained cash flows. The limited cash flows have, from time to time, adversely affected our ability to timely meet vendor payment obligations.

         During November 2008 our Master Factoring Agreement with Rockland was extended to September 30, 2009, and previously required transaction volume was eliminated.

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

Cash Flow

         As of September 30, 2008 we had a working capital deficit of $3,469,474 as compared to a working capital deficit of $3,080,660 at September 30, 2007.
The ratio of current assets to current liabilities decreased further to .18 from ..28 for the prior year. The further decrease in working capital of $388,814 resulted primarily from a net decrease of $429,667 in current assets driven primarily by a 341,472 decrease in consolidated accounts receivable due to collections of invoices. The decrease in current assets was partially offset by a small decrease of $40,855 in current liabilities.

         In the fiscal year ended September 30, 2008, operations provided net cash of $167,872 versus $256,191 in the previous fiscal year. The change from fiscal year 2007 resulted primarily from the increase in net loss to $468,639 in 2008 versus $369,549 for fiscal year 2007 coupled with the decrease in accounts receivable caused by receipt of payments.

         In the fiscal year ended September 30, 2008, investing activities used net cash of $71,433 to acquire software for future use and equipment as compared to net cash of $98,260 used in the prior year.

         Financing activities used $174,677 for payments on debt in 2008 as compared to $81,184 used in the prior year. Liquidation of the Xmarc note primarily accounted for the change.




Accounts Receivable

         At September 30, the components of accounts receivables were as follows:

                                                        2008             2007
                                                     ----------       ----------

Billed                                               $  544,720       $  715,659
Unbilled                                                238,470          359,285
                                                     ----------       ----------
                                                        783,190        1,074,944
Less allowance for doubtful accounts                     49,718             --
                                                     ----------       ----------
Accounts receivable, net                             $  733,472       $1,074,944
                                                     ==========       ==========


         Accounts receivable balances at September 30, 2008 and 2007, include both billed receivables and unbilled work-in-process. The payment terms on accounts receivable generally allow for payment within 30 days. Collections generally average 45 to 90 days after invoicing, except for two major customers that generally have longer collection periods, which is consistent with industry experience for clients in the public sector.

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

         Receivables include retainages receivable representing amounts previously billed to customers that are withheld for a certain period of time, generally until project acceptance by the customer. At September 30, 2008 and 2007, retainage amounted to $168,434 and $144,282, respectively. Management considers all retainage amounts to be collectible.

         Billed receivables include $37,597 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($244,837) less the net amount of funds employed by Rockland in servicing them ($207,240) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement. Pursuant to the factoring agreement we have granted
Rockland a lien and security interest in all of our cash, accounts, good and intangibles.

         The Company has historically received greater than 10% of its annual revenues from one or more customers. The City of New York's Department of Environmental Protection (NYDEP) represented 26% and 34% of revenues for the years ended September 30, 2008 and 2007, respectively, while the San Francisco
Department of Justice represented 16% and 11% of 2008 and 2007 revenues, respectively, and the Italian Ministry of Finance (IMOF) amounted to 12% of 2008 revenues. NYDEP accounted for 19%, the IMOF accounted for 24% of accounts receivable at September 30, 2008 while NYDEP and IMOF represented 27% and 17%, respectively, of accounts receivable at September 30, 2007 and the Panjin
Municipal Planning Office 16% at the same date.

         The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services at the same level or at all in a subsequent period. The loss of a key customer could have an adverse impact on revenues.

         Deferred revenue amounts of $312,303 and $351,974 at September 30, 2008 and 2007, respectively, represent amounts billed in excess of amounts earned.

Contractual Obligations and Commercial Commitments

         The following table highlights, as of September 30, 2008, our contractual obligations and commitments by type and period. As of September 30, 2008, our contractual obligations and commitments are as follows:





                                      Total Amounts         Under           2 to 3            4 to 5              Over 5
      Contractual Obligations           Committed          1 Year            Years             Years              Years
-------------------------------        ----------        ----------        ----------        ----------        ----------
Operating leases                       $  915,142        $  129,308        $  205,000        $  205,000        $  375,834
Remaining obligations on
   technology purchase                     20,898             9,928            10,970              --                --
Other contractual commitments
   (Note 1)                               779,330           430,130           349,200              --                --
                                       ----------        ----------        ----------        ----------        ----------
Total Contractual Commitments          $1,715,370        $  569,366        $  565,170        $  205,000        $  375,834
                                       ==========        ==========        ==========        ==========        ==========

--------------
(1)  Represents potential required termination payments under employment agreements if certain officers were terminated plus the amount of accrued payroll and vacation liabilities for all employees.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or
(4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

The Company has no off-balance sheet arrangements of the types described in the four categories above; accordingly, there would be no material current or future effect on financial condition, liquidity or results of its operations.

Capital Resources

         For fiscal year 2009 we have operating lease commitments of $139,236.
Normal operating cash flows for fiscal year 2008 were not adequate to consistently fund all required payments on a timely basis. We consider our facilities adequate to support anticipated sales and operations for the next several years. Accordingly, no major commitment for facilities expansion was entered into for the year ending September 30, 2008. In recent years we have transitioned to smaller and less expensive space when possible and increased the utilization of customer supplied space. Were any of the existing leases to be terminated, we believe that there are affordable alternate facilities available, and such action would not have an adverse impact.

         Since entering the information technology sector in 1998, we have funded our operations and working capital needs primarily through the public and private placement of our equity securities. We have also on occasion borrowed limited amounts from officers and other staff in order to fund temporary working capital requirements.

         Our factoring arrangement with Rockland provides for their purchase of up to $1.5 million of accounts receivable invoices for which they initially pay us 85% of the face value. Upon collection of the invoices Rockland remits the remaining 15% of the invoice less varying levels of discount dependent upon the age of the receivables at the time of collection. Effective November 26, 2008, the factoring agreement was extended through September 30, 2009 and the requirements for minimum levels of usage eliminated. As of September 30, 2008, we had cash and cash equivalents of $404. While we have an improved factoring arrangement for operating funds, our long-term liquidity requirements may be significant in order to support operations until attaining profitability and to implement our plans. Should additional funds be required, there can be no guarantee such funds can be secured.

         The Company anticipates that proceeds from the pending sale of its Xmarc line of business (see Letter of Intent discussed above) will provide funds for critical needs during FY 2009.




Operations Outlook

         Our revenue for fiscal year 2008 amounted to $3,614,016, a decrease of $605,522, or 14%, from $4,219,538 for fiscal year 2007. We expect fiscal year
2009 revenue to be comparable to fiscal year 2008 as a result of the impact of the recession on state and local government expenditures, off set by our initiatives with health services and public safety and our experience with infrastructure and asset management. We anticipate that our intensive cost reduction actions and our focus on higher profit margin projects should yield improved financial results for fiscal year 2009.

         We had work backlog and assignments at September 30, 2008, of approximately $2.8 million, of which approximately $2.5 million was funded. Our backlog includes projects that may take from three to 48 months to complete.

         More recently our backlog and assignments as of December 12, 2008, amount to approximately $1.8 million, of which approximately $1.1 million is funded. The decrease in backlog and assignments over the past two years was caused by the natural drawdown of multi-year contracts, suspension and cancellation of assignments as an outcome of declining client budgets and an overall reduction of project opportunities in the current recessionary business environment.

         We report backlog based on executed contracts and assignments based on contract awards where documentation is pending and task orders against existing indefinite quantity contract vehicles. Some of our contracts are funded incrementally through different funding sources and cycles; we report the funded portion of the total backlog and assignments. A typical contract, standard for the industry, includes terms that permit termination for convenience by either party with 30 days prior notice. Most of our orders are from existing or previous customers with whom we have a good relationship

         We also believe the potential gross profit margins in information technology are much higher than we presently experience. We are working vigorously to grow the spatial data management and integration solutions of our GIS business base.

         Currently, we plan to continue building and leveraging strategic partnerships with clients and other firms. To that end, we have made substantial progress in positioning PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data and e-government solutions. We have recently extended our role for the third time with the San
Francisco Department of Telecommunications and Information Systems project originally awarded to us during fiscal year 2006 to build out the "hub" of an inter-agency repository for the City and County's Criminal Justice System. We also continue to work closely on business development efforts with the Altarum
Institute that provides health planning services to the DOD and VA following on our successful modernization of a military health systems forecasting toolset and database with Altarum Institute.

         During 2002 and 2003, we acquired in perpetuity the exclusive rights to Xmarc trademarks, intellectual property and technology and all subsequent product enhancements. The technology provides wireless and Internet-enabled software solutions that aid in the access of location-based information from data warehouses and repositories. During fiscal year 2008 we recorded approximately $736,235 in Xmarc related revenues from all sources.

         As noted above, we have a financing arrangement under which up to $1.5 million of accounts receivable invoices are purchased by Rockland who then initially pays us 85% of the face value pending collection when the remainder less a varying discount is remitted to us. Accordingly, our management team believes that while our cash flows are very constrained, we have the capacity to address the most immediate needs for cash and liquidity. We have also aggressively controlled costs and expenses. Funds from the factoring facility available to PlanGraphics coupled with very close management of our required payments allowed us to meet the cash needs of the company through December 31, 2008.




Results of Operations

                                                      Years Ended September 30
                                             ------------------------------------------
  Selected financial statement data             2008                            2007
  ---------------------------------          -----------                    -----------

Income Statement Information:
  Revenues                                   $ 3,614,016                    $ 4,219,538
  Cost and expenses                            4,003,000                      4,477,425
  Operating loss                                (388,984)                      (257,887)
  Net loss                                      (468,639)                      (369,549)
Balance Sheet Information:
  Total assets                                   973,209                      1,509,076
  Total current liabilities                    4,223,755                      4,264,608
  Working capital (deficit)                   (3,469,474)                    (3,080,660)
  Shareholders' deficit                       (3,250,546)                    (2,790,073)


Results of operations for the year ended September 30, 2008 compared to September 30, 2007

Revenues

         Our revenues decreased by $605,522, or 14%, from $4,219,538 for the fiscal year ended September 30, 2007 to $3,614,016 for the fiscal year ended
September 30, 2008, mostly as a result of a decrease of $691,998 or about 16% in sales to local governments and commercial customers while Xmarc revenues increased by $86,476, or 13%. Lack of working capital when needed adversely impacted our ability to keep our technical staff and subcontractors continuously on certain projects generating revenue which inhibited our ability to further generate revenue along with reduced available opportunity in the public government sector. The sources of our revenues were:

                                       Fiscal Year 2008       Fiscal Year 2007
                                       ----------------       ----------------

Local government                         $1,874,136               $2,712,439
State and federal government                224,598                   54,372
Commercial customers                        578,506                  527,032
International                               936,776                  925,695
   Total                                 $3,614,016               $4,219,538





Total Costs and Expenses

         Total costs and expenses for the fiscal year ended September 30, 2008 amounted to $4,003,000, a decrease of $474,425, or 11%, compared to $4,477,425 for the fiscal year ended September 30, 2007. Changes in costs and expenses from the prior year are:

     o Direct contract costs decreased $392,180, or 16%, as compared to the 14% decrease in revenue from the prior year. Most of the decrease came from decreased direct salaries and decreased subcontractor expenses.

     o    Salaries  and  employee  benefits  decreased  by  $151,898,   or  12%,
          primarily as a result of a decrease in indirect labor compensation and related benefits.

     o General and administrative expenses decreased $23,646 during 2008 or 4%, from the prior fiscal year as a result of:

          o A decrease of $11,597 in overhead expenses primarily from a $55,008 in reversal of settlement expenses in the prior year and a change in foreign currency gains of $19,370; both of which were offset by reductions of $79,443 in professional fees and a decrease of $10,010 in property insurance;

          o A decrease of $16,334 in governance expenses caused mostly by reduced directors and officers liability insurance premium , and;

          o A decrease of $4,285 in public company costs resulting primarily from reduced costs for SEC filings as a result of not having added costs for prior year filings.

     o Marketing and selling costs decreased further by $10,102, or 37%, primarily from constrained cashflows limiting budgets which reduced expenditures in:

          o    Conference expenses $4,387;

          o Reduced communication, transportation, travel and lodging costs driving a $5,762 decrease in marketing costs

          o Other operating expenses increased by $103,401, or 85% primarily because of the prior year reversal of an uncollectible debt expense of $99,120 plus the accrual of $49,718, both of which were offset by a decrease in depreciation and amortization expense of $45,436.

Net Income

         Our operating loss for the fiscal year ended September 30, 2008 was $388,984 compared to an operating loss of $257,887 for fiscal year 2007. This decrease of $131,097 was primarily a result of the decrease of $605,522 in current year revenue which was not completely offset by the $474,425 decreases in total costs and expenses.

         Interest expense decreased by $39,445 to $142,908 in fiscal year 2008 as compared to a total of $182,353 during fiscal year 2007; this represents a decrease of 21% caused by a decrease in the dollar volume of invoices factored.

         Other income decreased $7,438 or 11% from the prior year total primarily as a result of a decrease in income from forgiveness of debt.





         Our net loss for the fiscal year ended September 30, 2008 was $468,639 compared to a net loss of $369,549 for fiscal year 2007, a change of $99,090, or 28%. The increase in net loss was primarily the decrease in revenue and costs and expenses which did not decrease sufficiently.

Master Factoring Agreement

         Our master factoring agreement ("MFA") with Rockland Credit Finance provides for the sale of invoices up to $1.5 million from accounts receivable.
Initially Rockland pays us up to 85% of invoice face value and the remaining 15% upon collection, less fees and interest. The agreement is secured by a lien and security agreement in all of our cash, accounts, goods and intangibles in favor of Rockland. The MFA expires on September 30, 2009.

Market Risk

         Market risk is the potential change in a financial instrument's value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. Our activities expose us to certain risks that management evaluates carefully to minimize earnings volatility. At September 30, 2008, and during the prior fiscal year, we were not a party to any derivative arrangement.
We do not engage in trading, hedging, market-making or other speculative activities in the derivatives markets.

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

         Foreign Currency Exchange Rate Risk. We conduct business in a number of foreign countries and, therefore, face exposure to slight but sometimes adverse movements in foreign currency exchange rates. International revenue of $936,776 was about 26% of our total revenue in 2008; approximately $904,262, or 25% of our total revenue, was denominated in a currency other than U.S dollars.
Accordingly, a 10% change in exchange rates could increase or decrease our revenue by $90,426. Since we do not use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S.
dollars may be subject to some amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our future financial results.

         Our primary foreign currency exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses related to our international operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of consulting and systems integration services provided to international customers in Asia, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There have been and there may continue to be period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies. The net amount of foreign currency gains and (losses) was $8,675 for fiscal year 2008 and $10,007 for fiscal year 2007. In view of the foregoing, we believe our exposure to market risk is limited.

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

         Allowance for Doubtful Accounts. We make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.

         Contingencies. From time to time we are engaged in legal actions arising in and out of the ordinary course of business. We, with assistance from legal counsel, are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability required, if any, for these contingencies is made after careful analysis of each individual matter. The required reserves, if any, may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy for a particular matter. In the ordinary course of Business PlanGraphics may become involved in matters of litigation associated with protecting its Intellectual
Property, collection of fees and the resolution of content invoices from vendors and subcontractors. See also Item 3, Legal Proceedings, above, regarding a subcontractor, Sanborn.

         Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard
(SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under the non-amortization approach, goodwill and certain intangible assets are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company did not record any impairment of assets on its records for fiscal year 2008.

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





Measurement of an impairment loss for long-lived assets and identifiable intangibles that we expect to hold and use are based on the fair value of the asset. The Company has reviewed these assets recorded at September 30, 2008 and found no impairment.

         Purchased and Internally Developed Software Costs for Future Project
Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The costs for both purchased and developed software are then amortized over a future period. The amortization is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No write-downs were recorded in fiscal year 2008.

Deferred Tax Valuation Allowance -- Fiscal Year 2008

         We have net operating loss carry-forwards of approximately $19.9 million as of September 30, 2008 with expirations through 2028 (See Note G to the Financial Statements). We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carry forwards in excess of the deferred tax liability. The valuation allowance has been recorded as we have not been able to determine that it is more likely than not that the deferred tax assets will be realized. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations related to transfers of ownership.

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


         SFAS 163. In May 2008, the FASB issued SFAS No. 163, "Accounting for
Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No.
60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This
Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. Management has concluded that, because the Company is not involved in the insurance industry, the adoption of FASB 163 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

         EITF No. 03-6-1. In June 2008, the Financial Accounting Standards Board
("FASB") issued FASB Staff Position ("FSP") No. EITF 03-6-1, Determining Whether
Instruments Granted in Share-Based Payment Transactions Are Participating
Securities ("EITF 03-6-1"). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively, will become effective for the Company beginning January
1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its consolidated financial statements.

         Emergency Economic Stabilization Act. The Emergency Economic
Stabilization Act of 2008 (the Act) was enacted on October 3, 2008, and requires the SEC to conduct a study on mark-to-market accounting as provided in SFAS No.
157 applicable to financial institutions, including depository institutions. The study will focus on a number of areas, including the advisability and feasibility of modifications to the standard, and alternative accounting standards to those provided in SFAS No. 157. The Company does not presently have transactions or account balances subject to SFAS 157, but will continue to monitor and evaluate the Act for any potential impacts.


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

             ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 8A -- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" as such term is defined in Rule
13a-15(e) of the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is based partially upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our disclosure controls and procedures are intended:

     o to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange
          Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
     o to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief
          Executive Officer ("CEO") and Senior Vice President - Finance, who is also our principal accounting officer ("PAO"), to allow timely decisions regarding required disclosure.

The CEO and the PAO of the Company are responsible for evaluating the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation, that such controls and procedures were effective as at September 30, 2008 to ensure that information required to be disclosed in reports filed or submitted under United States securities legislation is recorded, processed, summarized and reported within the same period specified in those rules and regulations. Management's Report on Internal
Controls Over Financial Reporting The CEO and the PAO of the Company are responsible for designing and maintaining internal controls over financial reporting, or causing them to be designed under their supervision, to provide reasonable assurance for the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal controls over financial reporting include policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail will accurately and fairly reflect the transactions and dispositions of our assets,

     o    Provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our receipts and expenditures are made only in accordance with the authorization of management, and




     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Using the framework provided by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), on behalf of the Company its CEO and PAO conducted an evaluation of the effectiveness of the internal controls over financial reporting as of September 30, 2008 and concluded that there are deficiencies and material weaknesses in internal controls over financial reporting, which are as follows:

     o    The Company does not have an audit committee, and

     o Due to the limited number of staff resources, the Company believes there are instances where a lack of segregation of duties exists which would be required to provide effective controls;

     o Due to the limited number of staff resources, the Company may not have the necessary in-house knowledge to address complex accounting and tax issues that may arise; and

     o The limited staff in accounting and finance does not allow for an adequate review rocess of adjusting journal entries and financial results.

As a result of these findings, the Company's internal controls over financial reporting are deemed not effective. PCAOB Auditing Standard No. 5 defines:

     o A material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
     o A significant deficiency as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

The findings noted above and their related risks are not uncommon in a company the size of PlanGraphics, Inc. because of limitations in size and number of staff. The Company believes it has taken initial steps to mitigate these risks by identifying certain conditions which require correction and involving the Board of Directors in reviews and consultations where necessary. However, these weaknesses in internal controls over financial reporting could result in a more than remote likelihood that a material misstatement would not be prevented or detected. The Company believes that it must take additional steps to further mitigate these risks by consulting outside advisors on a more regular and timely basis.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Our independent auditors will be required to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX) in their audit of our annual report for the year ending September 30, 2010.

Changes in Internal Control Over Financial Reporting

During the period covered by this annual report, there have been no changes in the Company's internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B - Other Information

         None.




                                    PART III
                                    --------

     ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors and executive officers as of December 31, 2008, were:

            Name                   Age                                      Position
---------------------              ---      ----------------------------------------------------------------------
John C. Antenucci                  62       Director, President and Chief Executive Officer of PGRA; President and
                                               Chief Executive Officer of PGI-MD
Frederick G.  Beisser              66       Senior  Vice President - Finance, Secretary and Treasurer


         All directors hold office until the next annual meeting of shareholders and serve until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

         John C. Antenucci is President and Chief Executive Officer of PGRA and has been a director since November 3, 1998. He is the founder and has been the President and Chief Executive Officer of PGI-MD since 1979. He is a former president of AM/FM International (now GITA), a professional association for utility industry users of geographic information systems. He has served as a member of the National Academy of Sciences Advisory Committee on the Future of U.S. Geological Survey and in a similar capacity on the Academy's Advisory
Committee for Mapping Sciences. He has recently co-authored the second addition of the Manual of Geospatial Science and Technology, a textbook on geographic information systems, global positioning systems and remote sensing, and was editor and co-author of an earlier textbook on geographic information systems.
Mr. Antenucci holds an M.S. Civil Engineering/Water Resources from Catholic
University of America in Washington, D.C. and a Bachelor of Civil Engineering from the same institution.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5 filed with the SEC, and other information known to the Company, during and with respect to the fiscal year ended September 30, 2007, we believe that all directors, officers and beneficial owners of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.




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


Compensation Philosophy


      We reward our named executive officers (identified in our 2008 Summary
Compensation Table below) for their efforts in helping us achieve improved results and for helping us to take important steps to meet our long-term strategic goals.

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




     During fiscal year 2007 the Compensation Committee with input from the chief executive officer developed the 2007 compensation package for our chief executive officer considering competitive market data on salaries, target annual bonus incentives and long-term incentives, as well as the executive responsibility, experience and overall performance. That compensation package has been continued through 2009 as a result of the two extensions to the previously negotiated employment agreement. In developing the package, the Compensation Committee did not give any specific weighting to any of these factors, and did not adopt any formal plan or policies for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among other forms of different compensation. This is due in part to the changes in our management team, cost cutting noted above and the need to tailor each executive's compensation package to attract and retain that executive. Our Compensation Committee did not identify a set of peer companies against which to benchmark executive compensation.

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

2007 EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

     The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to the Company in all capacities by our principal executive officer, our former chief operating officer, and two other most highly compensated employees of our operating subsidiary who were employed at September 30, 2008 (collectively, the "Named
Executive Officers"):




                                                                                 Option
       Name and principal                    Salary            Bonus             awards           Total
            position              Year        ($)               ($)               ($)

                                             Note 1            Note 2            Note 3
                                             ------            ------            ------

   John C Antenucci
   President & Chief
   Executive Officer              2008     157,000                 -                 -           157,000

   Michael Kevany, Senior
   Vice President,  PGI-MD        2008     103,000                 -                 -           103,000

   John Chen Vice President       2008     110,000                 -                 -           110,000
   International,
   PGI-MD

 (Note: Columns with no data have been removed from the standard table.)


  (1) These amounts in the salary column reflect the basic compensation earned during fiscal year 2008 by the named executive officers.

  (2) There was no incentive bonus award earned by any named officer during fiscal year 2008.

  (3) The amount of nil in the option awards column reflects the fair value dollar amount recognized for financial statement reporting purposes in fiscal year 2008 for option awards granted to the chief executive officer pursuant to his employment agreement. He received a stock option grant to acquire 972,144 of common stock at $0.0036 per share. The amount of nil shown in the table is valued in accordance with Statement of Financial
       Accounting Standards No. 123(R).

  (4) There is no amount reported in the "All Other Compensation" column because the total amount of perquisites and benefits, other than those generally available to all employees, provided to the executives are less than the threshold required for disclosure.

The following table sets forth certain information with respect to outstanding equity awards at September 30, 2008 for our named executive officers.





         Outstanding Equity Awards at Fiscal Year End September 30, 2008

                                                                Option awards

                                                                                 Equity
                                                                                incentive
                                         Number of         Number of              plan
         Name                            securities       securities        awards: Number of     Option
                                         underlying       underlying            securities        exercise            Option
                                        unexercised       unexercised           underlying          price         expiration date
                                          options           options       unexercised unearned      ($)
                                        exercisable      unexercisable           options
------------------------------------------------------------------------------------------------------------------------------------
                                           Note 1

   John C Antenucci                        972,144               -                     -           0.0400           Apr 30, 2009
                                           972,144               -                     -           0.0150           Apr 30, 2010
                                           972,144               -                     -           0.0120           Apr 30, 2011
                                         1,750,000               -                     -           0.0140           May 16, 2012


   Michael Kevany                                -               -                     -              -                      -

   John Chen                                     -               -                     -              -                      -


  (1)  As has been customary for the Company's stock option grants, all of Mr.
       Antenucci's stock options were immediately fully vested at the date of grant and expire five years from the date of grant.

2008 Option Exercises and Stock Vested

During fiscal year 2008 there were options exercised to acquire 1,944,288 shares of our common stock; the total intrinsic value of options exercised during fiscal year 2008 is $5,444.

Employment and Change in Control Agreements

Employment Agreements

Mr. Antenucci.

      During the period from October 1, 2006 through September 30, 2008, our chief executive officer, John C. Antenucci, was compensated under his prior employment agreement from 2002, as amended from time to time. His 2009 employment agreement, described below, expires on September 30, 2009.

      Effective October 1, 2006, we amended Mr. Antenucci's 2002 employment agreement for fiscal year 2007. The amendment froze separation entitlements as of September 30, 2006, extended employment through December 31, 2007, placed one month of the officer's fiscal year 2008 salary plus 15% of monthly salaries into an at risk deferral account and replaced the previously existing incentive bonus provisions to read as outlined below.

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

     o    To the extent that the Incentive Bonus exceeds the Executive Salary
          Deferral, the amounts paid shall be considered "Additional
          Compensation" subject to applicable withholdings for taxes. The Salary
          Deferral and Additional Compensation shall be released within 15 days of the completion of the 4th quarter internal financial management reports, but no later than February 28, 2009.

     As compensation for his agreement to the revised provisions of the Employment Agreement, Mr. Antenucci received a stock option grant to acquire
1,750,000 shares of our common stock priced at the market closing price of $0.014 on October 31, 2006, the date the Compensation Committee entered into compensation negotiations for fiscal year 2007. The options vested immediately upon grant and are exercisable for a period of five years from date of issuance.

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




     o If termination for cause or his voluntary resignation (during the course of the agreement or any renewal thereof), he loses entitlement to all benefits including base salary, stock options and any bonuses immediately on the effective date of termination.
     o If termination for Death, disability or upon expiration of the agreement, Executive shall be entitled to all benefits under this agreement including incentive bonuses but excluding the base salary.
     o    If he exercises his option to terminate voluntarily after September
          30, 2000, the Company shall continue to employ him in a consulting capacity for two years at a rate of one half of his average annual salary over the prior eighteen months during which period the executive will provide the Company a minimum of 500 hours of service per year.

     There are no change of control provisions in Mr. Kevany's employment agreement.

Mr. Chen

     In 2005 through our subsidiary, PGI-MD, we entered into an employment agreement with Mr. Chen the term of which expired June 5, 2008. The Company did not renew the employment agreement Mr. Chen was entitled to the standard employee benefits available to all employees of PlanGraphics and to vacation and other time off as provided for in the Company's Personal Time-Off Program.

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

     There were no change of control provisions in Mr. Chen's employment agreement.

Director Compensation

     The Company does not provide any cash compensation to its Directors. The
Company does, however, reimburse expenses incurred by our non-employee Directors to attend Board and Committee meetings or other activities on behalf of the Company. Directors who are also our employees do not receive cash or equity compensation for services on our Board in addition to compensation payable for their services as employees. Independent Directors are eligible to participate in any of the Company's stock option plans which may exist and under which non-qualified stock options may be granted.

     The Company's previous Equity Compensation Plan has expired although outstanding unexpired stock options granted under it continue to be valid until their expiration dates.

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





    ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans.

                                                   Equity Compensation Plan Information
                                                      (As of September 30, 2008)

                                                 (a)                   (b)                         (c)
                                                                                        Number
                                                                                        of
                                                                                        securities
                                                                  Weighted average      remaining available for
                                     Number of securities to be   exercise price of     future issuance under equity
                                     issued upon exercise of      outstanding           compensation plans
                                     outstanding options,         options, warrants     (excluding securities
Plan Category                        warrants and rights          and rights            re-reflected in column (a))
-------------                        -------------------          -----------------     ---------------------------

Equity Compensation plans approved
   by security holders                        5,966,432                $0.02                         -
                                              ---------                -----                     -----
Total                                         5,966,432                $0.02                         -
                                              =========                =====                     =====


Security ownership of certain beneficial owners

     The following parties own more than five percent of our common stock as of December 31, 2008:

                                                              Amount and nature of
      Name and address of beneficial ownership                beneficial ownership          Percent of class
      ----------------------------------------                --------------------          ----------------

ICTS 1994 (USA) Inc.(1)
1 Rockefeller Plaza, Suite 2412
New York, NY 10020                                                 17,142,857
                                                        Sole dispositive and voting power        17.6%
Gary S. Murray, Sr.
C/O Human Vision LLC(2)
8181 Professional Place, Suite 200                                 17,702,345
Landover, MD 20785                                      Sole dispositve and voting power         18.2%

---------------------
     (1)  According to information on Schedule 13G filed with the SEC on March
          21, 2002, ICTS 1994 (USA) Inc., a corporation organized in the State of New York, holds 17,142,857 shares of our Common Stock. Based upon information in that filing, M. Albert Nissim, President, has sole voting control over the corporation.
     (2)  Information for Mr. Gary S. Murray, a former director of the Company, includes Human Vision LLC, an organization in which he is a control person, are based on the most recent information available to the
          Company as filed by Mr. Murray on Form 4 with the SEC on October 13,
          2004. Mr. Murray was a control person of Human Vision LLC at that time. We are unaware of any changes in these holdings subsequent to that date. The quantities reflect shares of common stock only and exclude any options to acquire common stock which have since expired or terminated.


Security ownership of management:

     Directors and officers of PGRA owned the following percentages of our common stock as of September 30, 2008:




                                                                         Amount and nature of            Percent of
  Name and address of beneficial ownership                               Beneficial Ownership               class
  ----------------------------------------                               --------------------               -----

John C. Antenucci
President, CEO and Director
c/o PlanGraphics, Inc.
112 East Main Street                                                        12,655,025(1)
Frankfort, KY 40601                                               Sole dispositive and voting power         11.3%

Frederick G.  Beisser
Senior Vice President - Finance, Secretary and Treasurer
c/o PlanGraphics, Inc.
10940 S.  Parker Rd, #533                                                    1,479,900(2)
Parker, Colorado 80134                                            Sole dispositive and voting power          1.5%

All Directors and Officers
As a group (2 persons)                                                        14,134,925                    12.3%

------------------
(1)  Includes 6,610,790 shares of common stock issuable pursuant to the exercise of options and 205,000 shares of common stock owned by Mr. Antenucci's spouse and minor child, for which he is deemed to be a beneficial owner.
(2)  Includes 1,000,000 shares of common stock issuable pursuant to the exercise of options.

           ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                           AND DIRECTOR INDEPENDENCE

     John C. Antenucci, President and a director of PGRA, is a 10% partner in Capital View Development, LLC, the owner of the facilities in Frankfort, Kentucky leased by PGI-MD. Effective June 1, 2005, the annual lease cost for such facilities is approximately $105,000 per year for 10,500 square feet.
PGI-MD entered into the original facility lease in 1995 and recently terminated the capital lease and entered into a new operating lease for the same facility.
The transaction was considered to be in the best interests of PGI-MD when the original lease was signed and most recently in June 2005, when the new lease was agreed to, by the disinterested members of its Board of Directors.

John C. Antenucci, President and a director of PGRA, personally guaranteed an obligation of PGRA on September 22, 1998. As consideration for such guaranty, PGRA agreed to pay Mr. Antenucci 5% of the outstanding loan balance on an annual basis. PGRA has not paid all monies owed to Mr. Antenucci pursuant to this agreement. The agreement was considered to be in the best interests of PGRA at the time of the agreement by the disinterested members of its Board of Directors. As of January 7, 2005, when we entered into the new financing arrangement with KCap, the guarantee obligations of Mr. Antenucci were terminated and the remaining balance owed to Mr. Antenucci was $97,120 at that date, at September 30, 2008, the balance was $88,954, and also as of October 31, 2008.

Board Membership and Director Independence

     Our board of directors consists of one employee director. Although we have had compensation and audit committees in the past, those committees are presently inactive pending the appointment of non-employee directors. There are no familial relationships between our board of directors and officers or employees of the Company.

     During the fiscal year 2008, the board of directors held two meetings. Each of our current directors attended at least 75% of the aggregate total of meetings of the board of directors.



                               ITEM 13 -- EXHIBITS

     The following exhibits are filed as part of this Report:

Exhibit Number   Description of Exhibit
      2.1        Acquisition Agreement between DCX, Inc. and PlanGraphics, Inc.
                (filed with Current Report, Form 8-K, on
                 September 24, 1998 and incorporated herein by reference)
      3.1        Amended and Restated Articles of Incorporation of PGRA (filed with our Definitive Proxy Statement dated May 3, 1991 and
                 incorporated herein by reference).
      3.2        Articles of Amendment to the Articles of Incorporation dated
                 May 02, 2002 changing the name of the Company to PlanGraphics,
                 Inc. (filed with our Annual Report on Form 10-KSB on December
                 30, 2002 and incorporated herein by reference).
      3.3        Amended and Restated Bylaws of PlanGraphics, Inc. adopted by the Board of Directors on October 7, 2002 (filed with our
                 Annual Report on Form 10-KSB on December 30, 2002 and
                 incorporated herein by reference).
      3.4        Amendment to Articles of Incorporation filed with the Colorado
                 Secretary of State on August 18, 2006 (filed on Form 8-K,
                 dated August 16, 2006, and incorporated herein by reference).
      4.1        Specimen Stock Certificate of PlanGraphics, Inc. (filed with our Annual Report on Form 10-KSB on December 30, 2002 and
                 incorporated herein by reference).
      4.2        1998 Equity Incentive Plan (filed with Annual Report on
                 Form 10-KSB on January 13, 1998 and incorporated herein by reference).
      4.3        Equity Compensation Plan (filed with Registration Statement on
                 Form S-8 on September 8, 1999 and incorporated herein by
                 reference).
      4.4        Series A Preferred Stock Purchase Agreement, dated August 21,
                 2006, between PlanGraphics, Inc. and Nutmeg Group, LLC. (filed on Form 8-K, dated August 16, 2006, and incorporated herein by reference).
      4.5        Form of Warrant issued to Nutmeg Group pursuant to the Series A
                 Preferred Stock Purchase Agreement (filed on Form 8-K, dated
                 August 16, 2006, and incorporated herein by reference).
     10.1        Customer Contract with the City of New York (filed with
                 Registration Statement on Form SB-2/A on August 20, 2001 and
                 incorporated herein by reference).
     10.2        Form of Extension of Employment Agreement, letter dated
                 December 21, 2005 (filed on Form 8-K, dated January 9,
                 2006 and incorporated herein by reference).
     10.3        Employment Agreement between PGRA and Frederick G. Beisser, dated January 1, 2002 and executed on May 2, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).
     10.4        Extension of Beisser Employment Agreement, dated December 28,
                 2004 (filed on Form 8-K, dated December 22, 2004
                 and incorporated herein by reference).
     10.5        Extension of Beisser Employment Agreement, letter dated
                 August 30, 2005 (filed on Form 8-K, dated August 30,
                 2005 and incorporated herein by reference).
     10.6        Amendment One of Beisser Employment Agreement, dated February
                 16, 2007 (filed on Form 8-K, dated January 31, 2007, and
                 incorporated herein by reference)
     10.7        Amendment Two of Beisser Employment Agreement, dated
                 December 26, 2007 (filed on Form 8-K, dated January 3,
                 2008, and incorporated herein by reference)
     10.8        Amendment Three of Beisser Employment Agreement, dated
                 December 1, 2008 (filed herewith)
     10.9        Employment Agreement between PGRA and John C.  Antenucci,
                 dated and executed on May 1, 2002 (filed with quarterly report for March 31, 2002 and incorporated herein by reference).





     10.10       Extension of Antenucci Employment Agreement, amendment dated
                 March 25, 2005 (filed on Form 8-K, dated March 25, 2005).
     10.11 Extension of Antenucci Employment Agreement, second amendment dated November 9, 2005 (filed on Form 8-K, dated
                 November 9, 2005)
     10.12       Extension of Antenucci Employment Agreement, dated
                 January 31, 2007 (filed on Form 8-K, dated January 31, 2007 and filed herein by reference).
     10.13       Extension of Antenucci Employment Agreement, dated
                 December 26, 2007 (filed on Form 8-K, dated January 3, 2008 and filed herein by reference).
     10.14       Extension of Antenucci Employment Agreement, dated
                 December 1, 2008 (filed herewith)
     10.15       Contract with New York State Office of Cyber Security and
                 Critical Infrastructure, dated January 4, 2005
                 (filed on Form 8-K, dated January 4, 2005, and incorporated herein by reference).
     10.16       Agreement with K Capital Partners, Inc. executed
                 January 7, 2005 (filed on Form 8-K, dated January 7, 2005 and incorporated herein by reference).
     10.17 Form of Membership Purchase Agreement for sale of Jobview holding, dated September 30, 2005 (filed on Form 10-KSB, dated
                 September 30, 2004, filed on January 4, 2006, and incorporated herein by reference).
     10.18 Master Factoring Agreement with Rockland Credit Finance LLC executed February 17, 2005 (filed on Form 8-K, dated
                 February 17, 2005, and incorporated herein by reference).
     10.19       First Amendment to Master Factoring Agreement with Rockland
                 Credit Finance, LLC, dated January 9, 2006 (filed on Form 8-K, dated January 9, 2005, and incorporated herein by reference).
     10.20       Second Amendment to Master Factoring Agreement with Rockland
                 Credit Finance, LLC, dated November 26, 2008
                 (filed herewith)
     14.1        Code of Ethics for Senior Financial Officers implemented by
                 Board Decision on October 7, 2002 (filed with our Annual Report on Form 10-KSB on December 30, 2002, and incorporated herein by reference).
     21.1        List of Subsidiaries.*
     31.1 Sarbanes-Oxley Certification for the principal executive officer, dated January 14, 2009.*
     31.2 Sarbanes-Oxley Certification for the principal financial officer, dated January 14, 2009.*
     32.1        Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002 which is dated January 14, 2009.*

-----------------
*    Filed herewith.




                ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees billed by our principal independent registered public accounting firms for audits of the financial statements for the fiscal years indicated:

                                     2008             2007
                                       $               $
                                  -----------     -----------

  Audit Fees                      $    58,500     $    57,000
  Audit-Related Fees(1)                     -               -
  Tax Fees                                  -               -
  All Other Fees                            -               -
                                  -----------     -----------
  Total                           $    58,500     $    57,000

     Percentage of hours on audit engagement performed by non-FTEs: The audit work performed by non-full time employees was less than 50% of total time.

     Audit pre-approval policies and procedures: In accordance with the Amended and Restated Audit Committee Charter of March 21, 2003 as provided with our
Proxy Statement dated April 1, 2003, the Board of Directors, acting as the Audit
Committee, reviewed with the independent auditors, Sherb & Co. LLP, and financial management of the Company the scope of the proposed audit and timing of quarterly reviews for the current year and as well as non-audit services requested and the audit procedures to be utilized. The Board of Directors, acting as the Audit Committee, also approves in advance all audit and any non-audit services for which the independent auditors may be retained.





                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 16, 2009               PlanGraphics, Inc.


                                      By:  /s/  John C. Antenucci
                                           -------------------------------------
                                           John C. Antenucci
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                         Title                                   Date
----------------------------------      -----------------------------------------------------     ----------------

/s/ Fred Beisser                        Senior Vice President--Finance, Secretary and
----------------------------------      Treasurer, (principal financial & accounting officer)
Frederick G.  Beisser                   and Director                                              January 16, 2009



/s/ John C.  Antenucci
----------------------------------      CEO, President (principal Executive officer) and
John C. Antenucci                       Director                                                  January 16, 2009


                                       41

                               PLANGRAPHICS, INC.
                              Financial Statements
                           September 30, 2008 and 2007




                                TABLE OF CONTENTS




                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                                               F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-4

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
    DEFICIT                                                                 F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
PlanGraphics, Inc.

We have audited the accompanying consolidated balance sheets of PlanGraphics, Inc. and Subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlanGraphics, Inc. and Subsidiaries, as of September 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a negative working capital position and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
January 12, 2009


                                     PLANGRAPHICS, INC.
---------------------------------------------------------------------------------------------

                                 CONSOLIDATED BALANCE SHEETS


                                                                         September 30,
        ASSETS                                                       2008            2007
                                                                 ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents
     Cash                                                        $        404    $     36,711
     Restricted cash                                                     --            41,931
                                                                 ------------    ------------
                                                                          404          78,642
  Accounts receivable, less allowance for doubtful accounts of
    $49,718 and $0 for 2008 and 2007, respectively                    733,472       1,074,944
  Prepaid expenses and other                                           20,405          30,362
                                                                 ------------    ------------
        Total current assets                                          754,281       1,183,948
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                             371,117         367,515
    Less accumulated depreciation and amortization                    347,948         337,837
                                                                 ------------    ------------
                                                                       23,169          29,678
                                                                 ------------    ------------

OTHER ASSETS
  Software development costs, net of accumulated amortization
   of $822,986 and $657,967 in 2008 and 2007, respectively            187,743         284,932
  Other                                                                 8,016          10,518
                                                                 ------------    ------------
                                                                      195,759         295,450
                                                                 ------------    ------------

        TOTAL ASSETS                                             $    973,209    $  1,509,076
                                                                 ============    ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par
    value, 500 shares issued and outstanding at September
    30, 2008 and 2007                                            $    500,000    $    500,000
  Notes payable - current maturities                                   42,650         182,786
  Accounts payable                                                  2,786,834       2,558,265
  Accrued payroll costs                                               201,331         304,366
  Accrued expenses                                                    380,637         367,217
  Deferred revenue and prebillings                                    312,303         351,974
                                                                 ------------    ------------
        Total current liabilities                                   4,223,755       4,264,608

   Notes payable - long-term, less current maturities                    --            34,541
                                                                 ------------    ------------

        TOTAL LIABILITIES                                           4,223,755       4,299,149
                                                                 ------------    ------------

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000,000 shares authorized,
    99,158,706 and 97,214,418 shares issued and outstanding        20,706,005      20,697,839
  Accumulated deficit                                             (23,956,551)    (23,487,912)
                                                                 ------------    ------------
        TOTAL STOCKHOLDER'S DEFICIT                                (3,250,546)     (2,790,073)
                                                                 ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    973,209    $  1,509,076
                                                                 ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years ended September 30,
                                                     2008              2007
                                                 ------------      ------------

Revenues                                         $  3,614,016      $  4,219,538

Costs and expenses
  Direct contract costs                             2,083,681         2,475,861
  Salaries and employee benefits                    1,110,669         1,262,567
  General and administrative expenses                 566,959           590,605
  Marketing expenses                                   16,843            26,945
  Other operating expenses                            224,848           121,447
                                                 ------------      ------------
         Total costs and expenses                   4,003,000         4,477,425
                                                 ------------      ------------

         Operating loss                              (388,984)         (257,887)
                                                 ------------      ------------

Other income (expense):
  Other income                                         63,253            70,691
  Interest expense                                   (142,908)         (182,353)
                                                 ------------      ------------
                                                      (79,655)         (111,662)
                                                 ------------      ------------


         Net loss                                $   (468,639)     $   (369,549)
                                                 ============      ============

Basic and diluted loss per common share          $      (0.00)     $      (0.00)
                                                 ------------      ------------

Weighted average shares of common stock
  outstanding - basic and diluted                  97,772,206        97,214,418
                                                 ============      ============



The accompanying notes are an integral part of these consolidated financial statements.


                                          PLANGRAPHICS, INC.
-------------------------------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                Years ended September 30, 2008 and 2007


                                                    Common Stock
                                             ---------------------------
                                                                                              Total
                                                Shares         Amount      Accumulated    Stockholders'
                                                                             Deficit     Equity (Deficit)
                                             ------------   ------------   ------------  ---------------

Balance, September 30, 2006                    97,214,418   $ 20,697,839   $(23,118,363)   $ (2,420,524)

Net loss                                             --             --         (369,549)       (369,549)
                                             ------------   ------------   ------------    ------------
Balance at September 30, 2007                  97,214,418     20,697,839    (23,487,912)     (2,790,073)

Issue of common stock upon option exercise      1,944,288          8,166           --             8,166
Net loss                                             --             --         (468,639)       (468,639)
                                             ------------   ------------   ------------    ------------
Balance at September 30, 2008                  99,158,706   $ 20,706,005   $(23,956,551)   $ (3,250,546)
                                             ============   ============   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.


                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Years ended September 30,
                                                            2008         2007
                                                         ---------    ---------
Cash provided by (used in) operating activities:
  Net loss                                               $(468,639)   $(369,549)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                          175,130      220,566
    Allowance for doubtful accounts                         49,718     (100,586)
  Changes in operating assets and liabilities
      Accounts receivable                                  291,755      613,629
      Prepaid expenses and other                             9,957       47,386
      Other assets                                           2,502       (1,102)
      Accounts payable                                     228,569      157,736
      Accrued expenses                                     (81,449)     (46,845)
      Deferred revenue and prebillings                     (39,671)    (265,044)
                                                         ---------    ---------
       Net cash provided by operating activities           167,872      256,191
                                                         ---------    ---------

Cash flows provided by (used in) investing activities:
  Purchases of equipment                                    (3,602)     (13,383)
  Software developed for future use                        (67,831)     (84,877)
                                                         ---------    ---------
       Net cash used in investing activities               (71,433)     (98,260)
                                                         ---------    ---------

Cash flows provided by (used in) financing activities:
  Payments on debt                                        (174,677)     (81,184)
                                                         ---------    ---------
       Net cash used in financing activities              (174,677)     (81,184)
                                                         ---------    ---------

Net increase (decrease) in cash                            (78,238)      76,747
Cash and cash equivalents at beginning of year              78,642        1,895
                                                         ---------    ---------

Cash and cash equivalents at end of year                 $     404    $  78,642
                                                         =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                                       F-6

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007


NOTE A - COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company's customers are located in the United States and foreign markets requiring locational or "spatial" information. Approximately 59% of its revenue comes from customers in federal, state and local governments and utilities; 25% from international; and the remaining 16% from commercial enterprises within the United States. International revenues are derived from various countries and as a percent of total revenue the countries are: Italy 13%, China 6%, England 4%, and the remaining 2% from Holland, Australia and Portugal.

     2. Cash and Cash Equivalents; Restricted Cash

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consisted of funds in a bank account controlled by a vendor pursuant to a contractual agreement.

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

     4. Allowance for Doubtful Accounts

     We make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     5. Property, Equipment and Depreciation and Amortization

     Property and equipment are recorded at cost less accumulated depreciation or amortiztion. Depreciation is computed primarily using the straight-line method over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $175,130 and $220,566 for the years ended September 30, 2008 and 2007, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged as an expense to operations.

     6. Revenue and Cost Recognition

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

     7. Income Taxes

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

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     8. Net Loss Per Share

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

     The following is a reconciliation of the weighted average number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

                                                    Year ended September 30,
                                                       2008         2007
                                                       ----         ----

     Basic EPS share quantity                       97,772,206   97,214,418
     Effect of dilutive options and warrants *            --           --
                                                    ----------   ----------
     Diluted EPS share quantity                     97,772,206   97,214,418

     *For the net-loss periods ended September 30, 2008 and 2007, we excluded any effect of the 5,966,432 and 8,447,790 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

     9. Research and Development costs

     Research and development costs are expensed as incurred. The amounts for fiscal years 2008 and 2007 were insignificant.

     10. Concentrations of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with reputable financial institutions and are primarily in demand deposit accounts. The Company did not have balances in excess of FDIC insured limits as of September 30, 2008, or at September 30, 2007. Because of large but infrequent payments that may be received from major customers, account balances may exceed FDIC insured limits for very short periods.

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

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           September 30, 2008 and 2007


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     11. Fair Value of Financial Instruments

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and payroll costs approximate fair value due to the relatively short maturity of these instruments. However considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates may not necessarily be indicative of the amounts that could be realized or would be paid in a current market exchange. The carrying values of notes payable and capital lease obligations reported on the consolidated balance sheets approximate their respective fair values.

     12. Segment Information

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

     The Company has three geographic regions for its operations, the United States, Europe and Asia. Revenues are attributed to geographic areas based on the location of the customer. The following graph depicts the geographic information expected by FAS 131:

       Geographic Information
                                                   Long-lived       Accounts
                                    Revenues         Assets        Receivable
                                   ----------      ----------      ----------
           2008
           ----

       North America               $2,799,856      $  207,591      $  504,866
       Europe                         595,804           3,321         257,629
       Asia                           218,356            --              --
                                   ----------      ----------      ----------
       Total                       $3,614,016      $  210,912      $  762,495


           2007
           ----

       North America               $3,314,817      $  309,866      $  806,297
       Europe                         553,953           4,744         268,647
       Asia                           350,768            --              --
                                   ----------      ----------      ----------
       Total                       $4,219,538      $  314,610      $1,074,944

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     13. Recognition of Expenses in Outsourced Work

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

     14. Stock-Based Compensation Expense

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

     15. Foreign Currency Translation

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

     We conduct business in a number of foreign countries and, therefore, face exposure to slight but sometimes adverse movements in foreign currency exchange rates. International revenue of $936,776 was about 26% of our total revenue in 2008, of which about $904,262, or 25% of our total revenue, was denominated in a currency other than U.S dollars. Accordingly, a 10% change in exchange rates could increase or decrease our revenue by $90,426. Since we do not use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars may be subject to some amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our future financial results.

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Our primary foreign currency exposure is related to non-U.S. dollar denominated sales, cost of sales and operating expenses related to our international operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of consulting and systems integration services provided to international customers in Asia, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There have been and there may continue to be period-to-period fluctuations in the relative portions of international revenue that are denominated in foreign currencies. The net amount of foreign currency gains and (losses) was a gain of $8,675 for fiscal year (FY) 2008 and a gain of $10,007 for FY 2007. In view of the foregoing, we believe our exposure to market risk is limited.

     16. Recent Accounting Pronouncements

     FSP 142-3. In April 2008, the Financial Accounting Standards Board ("ASB") issued Financial Statement of Position ("FSP") 142-3, "Determination of the Useful Life of Intangible Assets", (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact of FSP 142-3 on its consolidated financial position and results of operations.

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

          b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     EITF No. 03-6-1. In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively, will become effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its consolidated financial statements.

     Emergency Economic Stabilization Act. The Emergency Economic Stabilization Act of 2008 (the Act) was enacted on October 3, 2008, and requires the SEC to conduct a study on mark-to-market accounting as provided in SFAS No. 157 applicable to financial institutions, including depository institutions. The study will focus on a number of areas, including the advisability and feasibility of modifications to the standard, and alternative accounting standards to those provided in SFAS No. 157. The Company does not presently have transactions or account balances subject to SFAS 157, but will continue to monitor and evaluate the Act for any potential impacts.

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     17. Reclassifications

     Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the fiscal 2008 financial statements' presentation. Such reclassifications have no effect on financial position or net loss available to common shareholders as previously reported.

     18. Purchased and Internally Developed Software Costs for Future Project
     Use

     The Company follows SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product's technological feasibility has been established. Amortization begins when a product is available for general release to customers. The amortization is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amortization expense amounted to $165,019 and $188,786 for FYs 2008 and 2007, respectively. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No impairments were recorded in 2008.


NOTE B - LIQUIDITY CONSIDERATIONS

The Company has an accumulated deficit of $23,956,551 at September 30, 2008, and although total liabilities have decreased by $75,394, the Company's working capital deficit rose to $3,469,474 at September 30, 2008 and it has recurring net losses in fiscal years (FYs) 2008 back to 1998. Future viability of the Company is dependent upon the Company's ability to achieve profitability in its future operations.

The Company's Master Factoring Agreement with Rockland Credit Finance, LLC ("Rockland") expires on Septmeber 30, 2009.

The Company reported a net loss of $468,639 for FY 2008 versus a net loss of $369,549 for FY 2007. The Company experienced a decrease in revenue of $605,522, or 14%, during FY 2008 as a result of slowed tax revenue receipts in state and local government customers and has attempted to further reduce costs and expenses in all categories. In FY 2009 it expects to report similar revenue, continued negative working capital and continued cash flow delays. These constrained cash flows adversely affect the Company's ability to meet payroll, subcontractor and other payment obligations on a timely basis. On occasion, payroll disbursements to employees were delayed resulting in payments made subsequent to normal due dates. Delayed payments to subcontractors have caused work stoppages and, at times, adversely affected the Company's ability to service certain of its major projects and to generate revenue.

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE B - LIQUIDITY CONSIDERATIONS (Continued)

Operations in recent years have been financed by the following sources:

     o    revenue generated from operations;

     o    factoring of accounts receivable at high interest rates,

     o    accretion of accounts payable to vendors and subcontractors,

     o    sale of redeemable preferred stock; and

     o loans from principal shareholders and employees, including deferred payments of payroll.

The Company continues to take actions to leverage its technical capabilities and reputation and to increase revenue from its more profitable software sales and the related cash flows as well as to reduce its controllable costs and expenses to the maximum extent possible.

On January 9, 2009, the Company executed a letter of intent with a merchant banking company for the sale of its Xmarc line of business; proceeds will be applied to the most critical needs of the Company.


NOTE C - ACCOUNTS RECEIVABLE

At September 30, the components of contract receivables were as follows:

                                                      2008          2007
                                                   ----------    ----------

     Billed                                        $  544,720    $  715,659
     Unbilled                                         238,470       359,285
                                                   ----------    ----------
                                                      783,190     1,074,944
     Less allowance for doubtful accounts              49,718          --
                                                   ----------    ----------
     Accounts receivable, net                      $  733,472    $1,074,944
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

Receivables include retainages receivable representing amounts billed to customers that are withheld for a certain period of time according to contractual terms, generally until project acceptance by the customer. At September 30, 2008 and 2007, retainage amounted to $168,434 and $144,282, respectively. Management considers all retainage amounts to be collectible.

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE C - ACCOUNTS RECEIVABLE (Continued)

Billed receivables include $37,597 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($244,837) less the net amount of funds employed by Rockland in servicing them ($207,240) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement. Pursuant to the factoring agreement we have granted Rockand a lien and security interest in all of our cash, accounts, goods and intangibles.

The Company has historically received greater than 10% of its annual revenues from one or more customers creating some amount of concentration in both revenues and receivables.

     At September 30, 2008, customers exceeding 10% of accounts receivable were the Italian Ministry of Finance ("IMOF"), 24%, New York City Department of Environmental Engineering ("NYDEP"), 19%. At the same date, customers exceeding 10% of revenue for the year were NYDEP, 26%, San Francisco Department of Technology and Information Systems ("SFDTIS"), 16%, and the IMOF, 12%.

     At September 30, 2007, customers exceeding 10% of accounts receivable were NYDEP, 27%, IMOF, 17%, and Panzhihua Municipal Planning Office (China), 16%. At the same date, customers exceeding 10% of revenue for the year were NYDEP, 34%, SFDTIS, 11%.

Deferred revenue amounts of $312,303 and $351,974 at September 30, 2008 and 2007, respectively, represent amounts billed in excess of amounts earned.


NOTE D - ACCOUNTS PAYABLE

   Accounts payable at September 30 consist of:

                                                   2008             2007
                                                   ----             ----

     Trade payables                             $1,333,529       $1,249,704

     Payable to subcontractors                   1,347,369        1,304,669

     Other payables                                105,936            3,892
                                                ----------       ----------

     Total accounts payable                     $2,786,834       $2,558,265
                                                ==========       ==========


NOTE E - ACCRUED EXPENSES

   Accrued expenses at September 30 are as follows:

                                                            2008       2007
                                                            ----       ----

     Accrued expenses due to vendors and subcontractors   $ 41,210   $ 67,939

     Accrued interest                                      263,479    234,353


                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE F - NOTES PAYABLE (CONTINUED)

     Accrued professional fees                        67,003         53,000

     Other accrued expenses                            8,945         11,925
                                                    --------       --------

     Total accrued expenses                         $380,637       $367,217
                                                    ========       ========


NOTE F - NOTES PAYABLE

   Notes payable at September 30 are as follows:

                                                                 2008       2007
                                                                 ----       ----

    An uncollateralized promissory note with a vendor in the
      original amount of $11,500, interest rate of 12%. The
      note, requiring monthly payments of $1,916 matured on
      September 15, 2006 and is currently in default.          $  7,668   $  7,668

    An uncollateralized promissory note with a vendor in the
      original amount of $91,509, interest rate of 5%. An
      initial payment of $25,000 was due January 31, 2007
      followed by 12 monthly payments of $5,694.                 11,317     33,669

    An uncollateralized promissory note with a vendor in the
      original amount of $44,631, non-interest bearing. The
      note matured December 31, 2005, when a single payment
      of the entire amount became due. As a result, the
      interest rate increased to 10%. Final payment was made
      on May 30, 2008.                                             --       23,709

    An uncollaterlized promissory note with a vendor in the
      original amount of $185,000, interest rate of 9.5%.
      The note matured June 21, 2001 when final payment of
      $23,665 was due and is currently in default. As a
      result the interest rate increased to 13.5%.               23,665     23,665

    The purchase price of Xmarc technology owed to HPI in
      the amount of $250,000 payable in equal installments
      over five years with interest imputed at 6.5%. The
      amount was evidenced by an uncollateralized agreement
      effective April 1, 2003, and has since been paid in
      full.                                                        --      128,616
                                                               --------   --------

     Total notes payable                                         42,650    217,327

       Less: Current maturities                                  42,650    182,786
                                                               --------   --------

     Notes payable - long-term                                 $   --     $ 34,541
                                                               ========   ========



                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE G - TAXES ON INCOME

     The provision for income taxes consisted of the following:

                                                   2008            2007
                                                   ----            ----
     Current expense:
       Federal                                   $    --         $    --
       State                                          --             3,173
       Foreign expense                                --               715
                                                 ---------       ---------
                                                 $    --         $   3,188
                                                 =========       =========
     Deferred expense (benefit):
       Federal                                   ($393,000)      ($121,000)
       State                                       (38,000)        (12,000)
                                                 ---------       ---------
                                                  (431,000)       (133,000)
     Change in valuation allowance                 431,000         133,000
                                                 ---------       ---------

                                                 $    --         $    --
                                                 =========       =========


     A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

                                                                     2008      2007
                                                                     ----      ----

     U.S. federal statutory rates                                   (34.0%)   (34.0%)
     State income tax, net of federal tax benefit                    (3.3)     (3.3)
     Permanent differences                                             -         -
     Foreign income taxes, net of federal tax benefit                  -         .2
     (Increase) decrease in deferred tax asset valuation allowance   37.3      40.1
                                                                     ----      ----

     Effective tax rate                                                - %      3.0%
                                                                     ====      ====

     Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

                                                         2008           2007
                                                         ----           ----
     Deferred tax assets:
       Net operating loss carryforwards              $ 7,719,000    $ 7,129,000
       Provision for losses on accounts receivable         8,000           --
       Accrued payroll costs and vacation                 32,000         40,000
                                                     -----------    -----------
          Total gross deferred tax asset               7,759,000      7,169,000
       Deferred tax liabilities:
          Deferred income of foreign corporation        (441,000)      (282,000)
                                                     -----------    -----------
                                                       7,318,000      6,887,000
     Valuation allowance                              (7,318,000)    (6,887,000)
                                                     -----------    -----------
          Net deferred tax asset                     $      --      $      --
                                                     ===========    ===========


     A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

     During the year ended September 30, 2008, the valuation allowance increased by $431,000.

                                      F-18

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE G - TAXES ON INCOME (CONTINUED)

     At September 30, 2008, the Company had estimated net operating loss carryforwards of approximately $19.9 million with expirations through 2028. The utilization of the loss carry forwards may be limited under Internal Revenue Service Code Section 382 regulations in the event of changes of ownership.


NOTE H - COMMITMENTS AND CONTINGENCIES

     1. Obligations Under Operating Lease - Related Party

     The Company leases an office facility from Capitol View Development, LLC, a partnership, which includes a related party, under a triple net commercial lease. An officer/shareholder owns approximately ten percent of Capitol View Development, LLC. The annual lease amount is $102,500 excluding taxes, insurance and maintenance costs.

     2. Operating Lease Commitments

     The Company leases certain office facilities and certain furniture and equipment under various operating leases. The remaining lease terms range from one to five years.

     Minimum annual operating lease commitments at September 30, 2008 are as follows:

     Year ending September 30,

         2009                                            139,236
         2010                                            110,727
         2011                                            105,242
         2012                                            102,500
         2013                                            102,500
         Thereafter                                      375,833
                                                        --------

                                                        $936,038
                                                        ========

     Rental expense for the years ended September 30, 2008 and 2007 totaled $163,198 and $161,867, respectively.

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

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Under the agreement the Company also had the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. Effective April 1, 2003 the Company exercised its right to acquire the intellectual property. As a result, the Company paid XS the amount of $50,000 annually on March 31 in the years 2004 through 2008 (see Note F) and royalty payments for amounts due for each of these years in which the royalties earned exceeds $50,000. During FY 2008 the Company had recorded approximately $736,235 in revenues earned under the revenue license agreement and $24,172 in royalties.

     4. Employment Agreements

     On April 30, 2002, the Company entered into new employment agreements with its officers. One of them was effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,000 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. On the anniversary date of his employment agreement, the chief executive officer is entitled to receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock. The Company extended the employment agreements of its two officers through December 31, 2008. During FY 2007 the Company granted stock options to acquire a total of 2,750,000 shares of common stock to the two officers as inducement to extend their employment agreements to December 31, 2008. Pursuant to the employment agreement for the chief executive officer, stock options to acquire 972,144 and 972,144 of common stock were granted during FY 2007 and 2008. Recently both agreements were extended through September 30, 2009.

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

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     6. Xmarc Ltd.

     During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the Xmarc Services Limited agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, the Company completed a purchase transaction with an effective date of March 31, 2004, in which it acquired Xmarc Ltd in a non-cash transaction for $64,647. Payment was made by forgiveness of accounts receivable due to the Company from Xmarc Services Limited, owned by the sellers of XL. The results of XL's operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition, which has resulted in revenue of $760,407 during FY 2008, enhances its strategic development and prospects for growth.


NOTE I - EQUITY TRANSACTIONS

1. Preferred Stock

As of September 30, 2008, the Company had authorized 20,000,000 shares of preferred stock, 500 of which were issued and outstanding at September 30, 2008 and 2007, respectively. Accrued interest includes dividends payable to the holder of the preferred stock amounting to $125,094 and $64,931 at September 30, 2008, and 2007, respectively.

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

The holder of Series A Preferred Stock may require the registrant to redeem the Series A Preferred Stock in whole or in part at any time after February 17, 2007. In addition, at any time after August 17, 2007, the Company has the right to redeem the Series A Preferred Stock in whole or in part. The Company used the net proceeds of the sale of the Securities to pay certain professional fees, to satisfy certain of its accounts payable, and for general working capital purposes. The investor did not exercise the Warrant prior to its expiration date.

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

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

The Company granted options to acquire 972,144 shares of common stock during the quarter ended June 30, 2008 of the fiscal year ended September 30, 2008. Using the Black Scholes valuation model, the Company determined the fair value of the underlying shares to be $0.

A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2008 and 2007 and changes during the years ended on those dates is presented below:


                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

                               Options                                       Warrants
                 --------------------------------------     ----------------------------------------
                                           Weighted                                    Weighted
                    Number of               Average              Number of              Average
                     Shares             Exercise Price            Shares             Exercise Price
                 ----------------      ----------------     ------------------      ----------------

Outstanding
at 9/30/2006          11,316,904              $ 0.021               3,857,212              $ 0.039

Granted                3,722,144                0.012                       -                    -
Expired               (6,591,258)               0.047              (3,857,212)               0.010
Exercised                      -                    -                       -                    -
                 ----------------      ---------------      ------------------      ---------------
Outstanding
at 9/30/2007           8,447,790              $ 0.021                       -              $     -
                 ----------------      ---------------      ------------------      ---------------

Granted                  972,144                0.005                       -                    -
Expired               (1,509,214)               0.018                       -                    -
Exercised             (1,944,288)               0.004                       -                    -
                 ----------------      ---------------      ------------------      ---------------
Outstanding
at 9/30/2008           5,966,432              $ 0.021                       -              $     -
                 ================      ===============      ==================      ===============


Exercisable
at 9/30/2007           8,447,790              $ 0.021                       -              $     -
                 ----------------      ---------------      ------------------      ---------------

Exercisable
at 9/30/2008           5,966,432              $ 0.021                       -              $     -
                 ----------------      ---------------      ------------------      ---------------


There were options exercised to acquire 1,944,288 shares of our common stock during the period ending June 30, 2008; the total intrinsic value of options exercised during fiscal year 2008 is $5,444.

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for all options and warrants outstanding at September 30, 2008 is presented below:

                              Stock Options
           ---------------------------------------------------------
              Range of                          Weighted-average
              Exercise           Shares         Remaining Years
               Prices                           Contractual Life
           ---------------------------------------------------------
           $0.012-$0.0400        5,966,432            2.17

                              -------------
                                 5,966,432
                              =============



                                      F-23

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE I - EQUITY TRANSACTIONS (CONTINUED)

The fair value of the options granted in the periods ending September 30, 2008 and 2007, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

                                        2008              2007
                                    ------------      ------------
         Dividend yield                 0.00%             0.00%
         Expected Volatility           311.00%           131.00%
         Risk free interest rate        3.10%             4.94%
         Expected lives                5 years           5 years


The weighted-average grant date fair value for options granted during 2008 and 2007 was approximately $0 and $0 respectively.

For the twelve months ended September 30, 2008 and 2007, net loss and the loss per share reflect the actual deduction for stock-based compensation expense which was was $0 and $0, respectively. The expense for stock-based compensation is a non-cash expense item when it occurs.

Because we did not have any unvested options or warrants as of September 30, 2008, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.


NOTE J - EMPLOYEE BENEFIT PLANS

The Company has a Section 401(k) deferred compensation plan covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at PlanGraphics' discretion based upon PlanGraphics' performance. During April 2003 the matching contributions were suspended pending improved profitability of the Company; accordingly, no discretionary matching expenses were charged to operations for the plan during the years ended September 30, 2008 and 2007.

                               PLANGRAPHICS, INC.
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2008 and 2007


NOTE K - LITIGATION

The Company is engaged in various litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.


NOTE L - SUBSEQUENT EVENTS

On December 1, 2008, the Company extended the employment agreements of its two officers through Septmeber 30, 2009.

Effective November 26, 2008, the Master Factoring Agreement with Rockland was extended through September 30, 2009 and the requirement for a minimum borrowing level was eliminated.

On December 22, 2008, a subcontractor, Sanborn Map Company, Inc. ("Sanborn"), asserted in a summons filed in the District Court for Douglas County, Colorado, that it is entitled to recover an outstanding amount of $896,475 plus certain unpaid retainage of $18,501 earned for work as a subcontractor to the Company. The Company asserts that the summons was erroneously served. It has also entered into discussions with Sanborn and its representatives to arrive at an acceptable settlement of the amounts in question.

On January 9, 2009, the Company signed a letter of intent to sell its Xmarc line of business to a merchant banker. The Company plans to apply initial proceeds to its most critical funding requirements.


NOTE M - SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

                                            2008           2007
                                            ----           ----
     Years ended September 30,
      Cash paid for interest              $113,789       $123,107
      Cash paid for income taxes             4,393          3,837