Form 10-Q
period 2008-12-31
PLANGRAPHICS INC
filed 2009-02-23
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008.

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________.

                         Commission file number 0-14273

                               PLANGRAPHICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         COLORADO                                               84-0868815
 ------------------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                              112 East Main Street
                               Frankfort, KY 40601
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (720) 851-0716
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated filer [  ]                  Accelerated filer [  ]
Non-accelerated filer [  ]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

        99,158,706 shares of common stock (no par value) were outstanding as of February 20, 2009.

Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No  [X]

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements include, but are not limited to, statements in this Form 10-Q regarding:

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

Although we believe that the expectations that we express in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplate. Our actual results could be materially different from our expectations, including the following:

o We may continue to experience significant liquidity issues and may not overcome the underlying causes;
o we may not be able to obtain needed financing for operations or diversification;
o      we may not achieve continued profitability;
o we may experience work stoppages by subcontractors due to our late payments;
o      we may lose customers or fail to grow our customer base;
o      we may fail to compete successfully with existing and new competitors;
o we may not find an adequate market for our goods and services in the current economic environment;
o we may not adequately anticipate and respond to technological developments impacting information services and technology; and
o we may issue a substantial number of shares of our common stock upon exercise of options and warrants to secure funds, thereby causing dilution in the value of your investment;

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report for the year ended September 30, 2008, (filed with the SEC on Form 10-KSB) under the caption "Item 1. Business - Risk Factors" beginning on page 8, and our other Securities and Exchange Commission filings, and our press releases.

                               PlanGraphics, Inc.
                                Table of Contents





Part I Financial  Information                                                4

   Item 1. Consolidated Financial Statements (Unaudited)                     4

    Consolidated Balance Sheets                                              4

    Consolidated Statements of Operations                                    5

    Consolidated Statements of Cash Flows                                    6

    Notes to Unaudited Consolidated Financial Statements                     7

  Item 2. Management Discussion and Analysis                                13

  Item 4. Controls and Procedures                                           18


Part II Other Information                                                   18

   Item 1. Legal Proceedings                                                18

   Item 1A. Risk Factors                                                    19

   Item 2, Unregistered Sales of Equity Securities and Use of Proceeds      19

   Item 6.  Exhibits                                                        19


   Signature Page                                                           20


   Exhibits



Part I Financial Information
Item 1. Financial Statements

                                                       PLANGRAPHICS, INC.
                                                  CONSOLIDATED BALANCE SHEETS


                                                                                December 31, 2008      September 30, 2008
                                                                                  (Unaudited)       (Derived from audtited
                                                                                                      financial statements)
       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $      6,528           $        404
  Accounts receivable, less allowance for doubtful accounts of
    $86,697 and $49,718 for December 31, and September 30,
     2008, respectively                                                                553,504                733,472
  Prepaid expenses and other                                                            14,424                 20,405
                                                                                  ------------           ------------
       Total current assets                                                            574,456                754,281
                                                                                  ------------           ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                              371,117                371,117
    Less accumulated depreciation and amortization                                    (350,677)              (347,948)
                                                                                  ------------           ------------
                                                                                        20,440                 23,169
                                                                                  ------------           ------------
OTHER ASSETS
  Software development costs, net of accumulated amortization
   $851,964 and $822,986 at December 31 and September 30,
   2008, respectively                                                                  159,571                187,743
  Other                                                                                  4,961                  8,016
                                                                                  ------------           ------------
                                                                                       164,532                195,759
                                                                                  ------------           ------------

       TOTAL ASSETS                                                               $    759,428           $    973,209
                                                                                  ============           ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par value,
    500 shares issued and outstanding at December 31,
   and September 30, 2008                                                         $    500,000           $    500,000
  Notes payable - current maturities                                                    31,333                 42,650
  Accounts payable                                                                   2,723,143              2,786,834
  Accrued payroll costs                                                                202,539                201,331
  Accrued expenses                                                                     390,906                380,637
  Deferred revenue and prebillings                                                     293,844                312,303
                                                                                  ------------           ------------
       Total current liabilities                                                     4,141,765              4,223,755

                                                                                  ------------           ------------
       Total liabilities                                                             4,141,765              4,223,755
                                                                                  ------------           ------------

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000,000 shares authorized,
    99,158,706 and 97,214,418 shares issued and outstanding
    at December 31, 2008 and September 30, 2008, respectively                       20,706,005             20,706,005
  Accumulated deficit                                                              (24,088,342)           (23,956,551)
                                                                                  ------------           ------------
       Total Stockholders' Deficit                                                  (3,382,337)            (3,250,546)
                                                                                  ------------           ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $    759,428           $    973,209
                                                                                  ============           ============

See accompanying notes to unaudited consolidated financial statements




                                       PLANAGRAPHICS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                                  For the three months ended
                                                          December 31, 2008          December 31, 2007
                                                          -----------------          -----------------

Revenues                                                    $    655,844                 $  1,033,630

Costs and expenses
  Direct contract costs                                          334,370                      530,909
  Salaries and employee benefits                                 272,221                      297,000
  General and administrative expenses                            178,194                      133,171
  Marketing expenses                                                 159                        2,527
  Other operating expenses                                        75,243                       57,078
                                                            ------------                 ------------
         Total costs and expenses                                860,187                    1,020,685
                                                            ------------                 ------------

         Operating income (loss)                                (204,343)                      12,945
                                                            ------------                 ------------

Other income (expense):
  Other income                                                   107,827                       30,040
  Interest expense                                               (35,275)                     (43,671)
                                                            ------------                 ------------

                                                                  72,552                      (13,631)
                                                            ------------                 ------------

         Net loss                                           $   (131,791)                $       (686)
                                                            ============                 ============

Basic and diluted loss per common share                     $      (0.00)                $      (0.00)
                                                            ------------                 ------------

Weighted average shares of common stock
  outstanding - basic and diluted                             99,158,706                   97,214,418
                                                            ============                 ============

See accompanying notes to unaudited consolidated financial statements




                                                     PLANGRAPHICS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                       For the three months ended December 31,
                                                                             2008                   2007
                                                                          ---------              ----------

Cash flows provided by (used in) operating activities:
  Net loss                                                                $(131,791)             $    (686)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                            31,708                 42,928
    Allowance for doubtful accounts                                          43,535                 14,151
    Gain on debt extinguishment                                              (6,330)                  --
    Gain on fair value recognition of accounts payable                      (91,516)                  --
  Changes in operating assets and liabilities
      Accounts receivable                                                   136,445               (171,884)
      Prepaid expenses and other                                              5,980                   (871)
      Other assets                                                            3,055                     65
      Accounts payable                                                       27,812                 27,701
      Accrued expenses                                                       12,114                (89,151)
       Deferred revenue and prebillings                                     (18,459)               161,589
                                                                          ---------              ---------
       Net cash provided by (used in) operating activities                   12,553                (16,158)
                                                                          ---------              ---------

Cash flows used in investing activities:
  Software developed for future use                                            (806)                  --

                                                                          ---------              ---------
       Net cash used in investing activities                                   (806)                  --
                                                                          ---------              ---------

Cash flows used in financing activities:
  Payments on debt                                                           (5,623)               (55,205)
                                                                          ---------              ---------
       Net cash used in financing activities                                 (5,623)               (55,205)
                                                                          ---------              ---------

Net increase (decrease) in cash                                               6,124                (71,363)
Cash and cash equivalents at beginning of year                                  404                 78,642
                                                                          ---------              ---------

Cash and cash equivalents at end of year                                  $   6,528              $   7,279
                                                                          =========              =========

See accompanying nots to unaudited consolidated financial statements




                               PLANGRAPHICS, INC.


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Consolidated Financial Statements

The summary of our significant accounting policies is incorporated herein by reference to our annual report of September 30, 2008, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are also herewith advised to read the going concern statement in the report of our Independent Registered
Accounting Firm and also the liquidity caution in Note B in our financial statements for the period ended September 30, 2008.

The accompanying unaudited consolidated financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
While we secured an improved factoring agreement for accounts receivable during 2007 that has been extended through September 30, 2009, our viability as a going concern is dependent upon our ability to achieve and increase profitable operations through increased sales and the higher profit margins received from Xmarc sales. During the fiscal years of 1998 through 2008 we have experienced significant operating losses with corresponding reductions in working capital and stockholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially.

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

The accompanying unaudited consolidated financial statements for PlanGraphics, Inc. and its operating subsidiary in this quarterly report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows.
All significant inter-company balances and transactions have been eliminated in our consolidation. We believe that the disclosures are adequate to make the information presented not misleading. The results of this interim period are not necessarily indicative of the results for the full fiscal year ending September
30, 2009. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes for the year ended September
30, 2008, included in the Company's Annual Report on Form 10-KSB.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.


(2) Going Concern Statement


As reported in the consolidated financial statements accompanying our annual report on Form 10-KSB for the year ended September 30, 2008, the Company incurred net losses for the years ended September 30, 2008 and 2007. The Company has also suffered recurring losses, has a negative working capital position and a stockholders' deficit. As noted in the auditor's report on our September 30, 2008, financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

For the three months ended December 31, 2008, the Company is reporting a net loss of $131,791 and cash provided by operations amounted to $12,553, representing a decrease in net income and improvement in cash flows from the same period of the prior year. The Company has had a history of net losses over the years. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.




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

(3) Accounts Receivable

The components of contract receivable are as follows:

                                                               December 31,
                                                                   2008
                                                               ------------

Billed                                                           $ 568,243
Unbilled                                                            71,958
                                                                 ---------
                                                                   640,201

Less: net of allowance for doubtful accounts less
   prior doubtful account amounts written off                      (86,697)
                                                                 =========
Accounts receivable, net                                         $ 553,504
                                                                 =========

At December 31, 2008, customers exceeding 10% of billed accounts receivable were the New York City Department of Environmental Engineering (NYDEP), 16%, Fairfax
County Virginia, 14%, and San Francisco Department of Technology and Information
Systems, 14%. At the same date, customers exceeding 10% of revenue for the quarter were San Francisco Department of Technology and Information Systems,
19%, and the Italian Ministry of Finance, 17% and NYDEP, 16%.

At December 31, 2007, customers exceeding 10% of billed accounts receivable were New York City Department of Environmental Engineering (NYDEP), 46%, and
Panzhihua Municipal Planning Office (China), 12%. At the same date, customers exceeding 10% of revenue for the quarter were NYDEP, 31%, San Francisco
Department of Technology and Information Systems, 13%.

Billed receivables include $61,549 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($388,646) less the net amount of funds employed by Rockland in servicing them ($327,097) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement.
Pursuant to the factoring agreement Rockland was granted a lien and security interest in all of our cash, accounts, goods and intangibles.

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

Deferred revenue amounted to $293,844 at December 31, 2008, and represents amounts billed in excess of amounts earned. These amounts are offset by work in progress which represents work completed but not yet invoiced but included in Accounts Receivable, typically pending completion of payment milestones.




(4) Lease Obligations

We lease various equipment as well as facilities under operating leases that expire through the year 2013.


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

We have not granted options to acquire shares of common stock during the periods ended December 31, 2008 and 2007, respectively.

There were no options exercised during the period ending December 31, 2008;
accordingly, the total intrinsic value of options exercised to date during fiscal year 2009 is $0.

Because we did not have any unvested options or warrants as of December 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the now expired Equity
Compensation Plan which continues to have option grants outstanding.

Additional information regarding the status of stock options outstanding at December 31, 2008 appears in the following tables; we had no warrants outstanding at that date.

                                                  Options
                                     ------------------------------------
                                                              Weighted
                                       Number of               Average
                                        Shares             Exercise price
                                       -----------         --------------
Outstanding
at 9/30/2008                           5,966,432             $    0.021

Granted                                     --                 --
Cancelled                                   --                 --
Exercised                                   --                 --
                                       ---------             ----------
Outstanding
at 12/31/2008                          5,966,432             $    0.018
                                       ---------             ----------

Exercisable
at 9/30/2008                           5,966,432             $    0.021
                                                             ----------
Exercisable
at 12/31/2008                          5,966,432             $    0.018
                                                             ----------




                                 Stock Options
--------------------------------------------------------------------------------
  Range of                                                  Weighted-average
  Exercise                           Shares                 Remaining Years
   Prices                                                  Contractual Life
--------------------------------------------------------------------------------

$0.0048-$0.015                      4,694,288                     2.60

$0.020-$0.040                       1,272,144                     0.55
                                    ---------
                                    5,966,432
                                    =========


(6) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at December
31, 2008 and 2007, were 5,966,432 and 8,447,790, respectively.

                                            2008                2007
                                            ----                ----

Options                                   5,966,432           8,447,790
Warrants                                       --                  --
                                          ---------           ---------
Total outstanding                         5,966,432           8,447,790

The following is a reconciliation of the number of shares used in the Basic
Earnings Per Share ("EPS") and Diluted EPS computations:

                                                      Quarter ended December 31,
                                                       2008              2007
                                                    ----------        ----------

Basic EPS share quantity                            99,158,706        97,214,418
Effective of dilutive options
   and warrants*                                          --                --
                                                    ----------        ----------
Diluted EPS share quantity                          99,158,706        97,214,418

*The closing market price of PGRA on December 31, 2008 was lower than the exercise price of all outstanding options and warrants. Because of that, we assume that none of the outstanding options or warrants at that date would have been exercised and therefore none were included in the computation of diluted earnings per share for periods ended December 31, 2008. Further, for the net-loss periods we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.


(7) Supplemental Cash Flow Information

During the three months ended December 31, 2008, PlanGraphics paid $13,853 of interest. Also, payments of $2,366 for taxes were made.


(8) Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the actual rate of exchange incurred for each transaction during the period. The total of all foreign currency transactions and translation adjustments resulted in a net loss of $44,397 during the three month period.




(9) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $19.9 million with expirations through 2028. At December 31, 2008, the amount of the net operating loss carryforward balance is estimated at $20.0 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2008 and at December 31, 2008. As a result, no provision or benefit for income tax has been recorded for the three months ended December 31, 2008.


(10) Recently Issued Accounting Pronouncements

SFAS 159. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 provides a
"Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity's first fiscal year end that begins after November 15, 2007.
The adoption of SFAS 159 on October 1, 2008 did not have an impact on the consolidated financial statements.

EITF 08-6. In November 2008, the FASB ratified Emerging Issues Task Force (EITF)
Issue No. 08-6, "Equity Method Investment Accounting Considerations" or EITF
08-6. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.
The Company does not currently have any investments that are accounted for under the equity method and therefore EITF 08-6 will not have a significant impact on the Company's consolidated financial statements.

EITF 08-7. In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" or EITF 08-7. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently in the process of evaluating the impact the new EITF will have on its consolidated financial statements.


(11) Measurement of Fair Value

On October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.
SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Financial
Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices.

The following table sets forth the liabilities the Company has elected to record at fair value under SFAS No. 157 as of December 31, 2008:

                                    Fair Value Measurements at December 31, 2008
                                       Using Significant Unobservable Inputs
Description                                          (Level 3)
--------------------------------------------------------------------------------

Accounts Payable:
    Balance before fair value adjustment            $ 2,814,659
           Charge to accounts payable                   (91,516)
                                                    -----------
    Balance after fair value charge                 $ 2,723,143
                                                    ===========




The Company has antiquated legacy accounts payable balances that are at least four years old and some as old as ten years that it believes will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, (and in this case for our United Kingdom subsidiary, Financial Reporting
Standard 12, "Provisions, Contingent Liabilities and Contingent Assets" ("FRS
12"), since this is where the balances are located) the Company has analyzed the accounts and recorded a charge against those legacy balances as permitted under FSR 12 in the United Kingdom reducing the balances to the amount expected to be paid out. The income recorded during the three months ended December 31, 2008 was $91,516 and is recorded in other income on the Company's Consolidated
Statement of Operations.


(12) Segment Information

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

The Company has three geographic regions for its operations, the United States, Europe and Asia. Revenues are attributed to geographic areas based on the location of the customer. The following table depicts the geographic information expected by FAS 131:

Geographic information for the three-month period ended December 31,

                                                                    Long-lived                Accounts
                                            Revenues                  Assets                 Receivable
                                           ----------               ----------               ----------
       2008
United States and Canada                   $  435,109               $  177,046               $  463,789
Europe                                        188,843                    2,965                   89,715
Asia                                           31,892                     --                       --
                                           ----------               ----------               ----------
Total                                      $  655,844               $  180,011               $  553,504

       2007
United States and Canada                   $  730,593               $  267,294               $1,098,070
Europe                                        263,880                    4,388                  134,607
Asia                                           39,157                     --                       --
                                           ----------               ----------               ----------
Total                                      $1,033,630               $  271,682               $1,232,677


(13) Subsequent Events.

Letter of Intent. On January 9, 2009, the Company entered into a letter of intent with a merchant banking organization regarding the sale of the Company's
Xmarc line of business.

Business Loan. On January 14, 2009, PlanGraphics, Inc., entered into a business loan in the amount of $30,000 with an unrelated entity, Nutmeg/Fortuna Fund LLLP
(the "Holder"), in the form of a convertible debenture ("the Debenture"). The
Debenture provides for an interest rate of 6% per annum with a maturity date of February 28, 2009. Proceeds of the Debenture were applied to certain critical working capital needs. The Debenture will be, in the event of default, convertible into common stock of the registrant if the default is not timely cured. The Debenture will be convertible in whole or in part at a conversion price on the date of conversion at the lesser of $0.002 per share or fifty percent (50%) of the average closing price for the common stock on the five trading days immediately prior to the conversion date. Conversion of the Debenture into common stock of the registrant is limited and the Holder or its affiliates may not be the beneficial owner of more than 4.99% of the total number of shares of the registrant's common stock outstanding immediately after giving effect to the issuance of shares permitted upon conversion by the Holder.
Upon not less than 61 days notice to the registrant, the Holder may increase or decrease this limitation. The Debenture was filed with the SEC as an exhibit to Form 8-K on January 21, 2009.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2008 approximately 59% of our sales were to customers in federal, state and local governments, and utilities; 25% to international customers and the remaining 16% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers through the end of the first quarter of fiscal year 2009 has begun to change.

o We have a working capital deficit at December 31, 2008, of $3,567,309, and have had recurring net losses in all prior fiscal years back to 1998. The viability of PlanGraphics is dependent upon our ability to achieve, and then maintain and increase profitability in future operations.

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

     o    Our Master Factoring Agreement with Rockland continues through
          September 30, 2009.

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

     o Increasing lagging sales and revenue through expanded lead generation and sales into a more diverse range of clientele; and

     o    Achieving consistent net income.


                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of December 31, 2008 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2008, appearing in our FY 2008 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2008 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of management payrolls and amounts owed to subcontractors.

Cash Flow

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 1998 through 2008, we experienced significant losses with corresponding reductions in working capital and net worth, excluding the impact of certain one time gains.
Our revenues and backlog have also decreased substantially during the past two years. If we are unable to maintain and increase cash flow necessary to meet our operating and capital requirements, or to obtain outside financing, we will be forced to restrict operating expenditures to match available resources or seek additional financing, which may be available only at unfavorable interest rates or not available at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payment of subcontractor invoices. As of December 31, 2008, we had a net working capital deficit of ($3,567,309) versus a net working capital deficit of ($3,469,474) at September 30, 2008.

In the three months ended December 31, 2008, operations provided net cash of $12,553, as compared to $16,158 used by operations during the period ended
December 31, 2007.

This $28,711 change from the prior year was primarily a result of:




An increase of $131,105 in cash used to fund our current year net loss of $131,791 versus $686 for the prior year plus a net decrease from the prior year of $79,682 in adjustments for non-cash items such as depreciation and amortization, bad debt expense and, mainly, the gain of $91,516 from the fair value recognition of accounts payable in the current year.

This was offset by changes in operating assets and liabilities that resulted in a net change from the prior year of $239,498 increasing cash provided. This change was due primarily to a net change in accounts receivable of $308,329 and $101,265 in accrued expenses, both increasing cash provided from the prior year and offset primarily by a decrease of $180,048 in deferred revenue from the prior year.

Our accounts receivable at December 31, 2008, have decreased by $179,968 since
September 30, 2008, as we collected payments on billed invoices from customers.
Notes payable with current maturities decreased by $11,317 from September 30, 2008 as a result of the payment of certain notes and accounts payable decreased by $63,691 during the same period due to the cancellation of debt which was partially offset by accretion of amounts owed to vendors.

In the period ended December 31, 2008, investing activities used cash of $806 while there was no investing activity during the period ended December 31, 2007.
The primary reason for the change was decreased purchases of software for future use in the current period.

Financing activities in the period ended December 31, 2008, used $5,623 as compared to net cash used of $55,205 in financing activities in the period ended
December 31, 2007. The change was a result of the paying down of certain interest bearing notes.

Accounts receivable balances at December 31, 2008 and 2007, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Other delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods.
Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

The elevated levels of aged accounts receivable we experience periodically, coupled with the need to finance projects with cash from operations, places cash flow constraints on the Company requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs.

Capital Resources

Our Master Factoring Agreement ("Amendment") with Rockland Credit Finance, LLC
("Rockland") was recently extended through September 30, 2009, and the requirement for selling them a specific minimum dollar volume of invoices per month has been deleted.

As noted under "Subsequent Events," below, we recently borrowed funds on a short-term basis for critical working capital requirements.

Operations Outlook

While we have a workable factoring arrangement (see above) and we have previously raised funds from the sale of redeemable preferred stock, we expect that our operations will continue to be impacted by liquidity issues and the contracting US economy through the end of calendar year 2009.

We continue to believe that information technology, which includes e-solutions, spatial data management and geographic information systems or "GIS," is a global market that is rapidly evolving and becoming the basis for a myriad of new applications and services to solve customer problems and create additional markets. Despite the current economic stress on our primary customer base, the public sector, we foresee subsequent and increased expenditures over the longer term in the service areas where we are most significantly involved. In addition, our decision to acquire certain proprietary and licensable technologies for use as middleware to spatial and non spatial databases provides both a solution vehicle for an expanded customer base, inclusive of federal and commercial sectors, and a recurring revenue stream. These solutions include emergency response, non-emergency client/constituent management systems and asset management including utility infrastructure and real property. We believe our decisions were well timed and we further believe that market will produce material additional work flow for the company.

We believe our purchase of the XMARC intellectual property and spatial integration software components provides us with increased access with additional solution architectures to federal, state and local government clients in addition to commercial enterprises. We have continued to build revenue from maintenance of existing XMARC systems already in the field resulting from additional licensing of Xmarc and STEPs, a derivative product. Recurring revenue from Xmarc based products now during FY 2008 exceeded $725,000 per annum.

More recently our backlog and assignments as of January 31, 2009, amount to approximately $1.5 million, of which approximately $1.3 million is funded. The decrease in backlog and assignments over the past two years was caused by the natural drawdown of multi-year contracts, suspension and cancellation of some assignments as an outcome of declining client budgets and an overall reduction of project opportunities in the current recessionary business environment.

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

We will continue building and leveraging strategic partnerships with clients and other firms. To that end, we have made substantial progress in positioning
PlanGraphics as a provider of Internet-accessible data repositories and warehouses that leverage spatial data and e-government solutions as well as offering datamarts and decision dashboards.

We have recently focused on federally funded programs and successfully undertook the modernization of a military health system forecasting toolset and database for Altarum Institute; as a result we are now pursuing additional assignments through this third party that is dependent on federal fiscal year 2009 and outyear funding.

Congress recently passed the American Recovery and Reinvestment Act of 2009
("the Bill") which is intended to inject about $800 billion into the United
States' economy. While it is premature to predict exactly how the passage of the Bill may impact the spending patterns of state and local governments, particularly in the IT and GIS arenas, passage of the Bill and implementation of its programs is expected to have a positive effect on our primary customers' capacity to restore funding to existing long-term contracts and to develop and fund new projects for which our services would be required.

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

                              Results of Operations

Results of Operations for the three months Ended December 31, 2008

Revenues

Our revenues decreased $377,786 or 37% to $655,844 for the quarter ended
December 31, 2008, from $1,033,630 for the quarter ended December 31, 2007. This decrease was caused primarily by a lower number of active revenue generating projects in our system due to reduced contracting activity by our primary customers who are experiencing lower tax revenue collections in the contracting economy.




Costs and Expenses

Total costs and expenses for the quarter ended December 31, 2008 amounted to $860,199, a $160,486 reduction from $1,020,685, for the quarter ended December
31, 2007. This 16% decrease is primarily due to more efficient utilization of resources and actions taken to reduce management costs associated with revenue generation but was not sufficient to offset the $377,786 decrease in revenues and therefore resulted in an operating loss of $204,355.

Direct contract costs decreased by $196,539, or 37%; the decrease was primarily related to a 55% decrease in subcontractor costs of $152,590 and a decrease of $40,395 in direct salaries or 17%. The overall 37% decrease in direct contract costs was commensurate with the 37% decrease in revenues.

Salaries and benefits decreased somewhat by approximately $24,779, or 8% as a result of attrition. General and administrative expenses increased $45,023, or 34%, primarily as a result of an increase of $46,779 in foreign currency conversion expenses due to changing exchange rates; marketing expenses decreased further by $2,368, or 94%, as a result of limited budgets and a higher reliance on third party partners; and, finally, other operating costs increased $18,165, or 32%, primarily as a result of an increase to bad debt expense.

Net Income

On a consolidated basis, we reported an operating loss of $204,343 for the quarter ended December 31, 2008, as compared to operating income of $12,945 in the prior year. This change is primarily attributable to decreased revenues during the current quarter coupled with insufficient reduction of costs and expenses.

Interest expense amounted to $35,275 in the current quarter compared with $43,671 during the same period of the prior year; the decrease occurred because of reduced factoring of accounts receivable. Other income increased from the prior year total by $77,787 due to increases from recording cancellation of debt which was partially offset by reductions in foreign currency conversion gains and a reduction in royalties earned.

On a consolidated basis, we are reporting a net loss of $131,791 for the quarter ended December 31, 2008, as compared to net loss of $686 for the prior year period. The items noted above account for the change to net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2009

We reported net loss of $131,791 for the three months ended December 31, 2008.
Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $20.0 million as of December 31, 2008, compared to $19.9 million at September 30, 2008. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the period ended December 31, 2008.

Critical Accounting Policies and Estimates

We do not have any updates to the Critical Accounting Policies disclosed in Item
6, Part Two of our Annual Report on Form 10-KSB for September 30, 2008 and filed with the SEC.

Subsequent Events

Letter of Intent. On January 9, 2009, the Company entered into a letter of intent with a merchant banking organization regarding the sale of the Company's
Xmarc line of business.

On January 14, 2009, we borrowed $30,000 from an unrelated entity and issued a convertible debenture in exchange. The debenture matures on February 28, 2009, and is further described in Note 12, Subsequent Events, above.





ITEM 4.    CONTROLS AND PROCEDURES

Inherent limitations of Control Systems

We maintain appropriate internal controls and disclosure controls, and related procedures, that are designed to ensure that financial and other information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported promptly and properly to meet the current requirements. Such controls and procedures, no matter how well designed and operated, may have inherent limitations in a cost-effective control system, and therefore misstatements due to error or fraud may occur and not be detected. See the expanded discussion in Item 8A of Part Two in our Form 10-KSB for September
30, 2008, in which we identified a number of deficiencies and material weaknesses in the Companies internal controls over financial reporting; those findings continue to exist as of the end of this reporting period.

Evaluation of Disclosure Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this report, and subject to the limitations above, both the company's Chief Executive Officer and Senior Financial Officer believe that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting management to material information required to be included in this Form 10-Q and other Exchange Act filings for timely disclosure.

Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting that includes effective accounting policies and procedures as well as staffing.

We previously reported material weaknesses in internal control over financial reporting resulting from inadequate staffing due to the typical resource limitations inherent in small companies. The specific material weaknesses were identified by management as of September 30, 2008 and described in our FY 2008
Form 10-KSB for that year in Item 8A of Part II. Because we do not have the financial resources to immediately increase our accounting staff, those material weaknesses and deficiencies continue to exist as of the end of the period covered by this quarterly report.

While management has concluded that we continue to have material weaknesses related to internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements presented in this Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2008. Accordingly, management believes that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows.

Changes in Internal Controls

Based upon their most recent evaluation which was completed as of the end of the period covered by this report, and subject to the limitations above, both our Chief Executive Officer and Senior Financial Officer concluded that, except for the departure of a clerk from accounting and the financial officer from our subsidiary company, there was no significant change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm will be required to attest to the accuracy of management's evaluation report. The requirement is effective with our fiscal year ending September 30, 2010.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Subcontractor Claim. On December 22, 2008, a subcontractor, Sanborn Map Company,
Inc. ("Sanborn"), asserted in a summons filed in the District Court for Douglas
County, Colorado, that it was entitled to recover an outstanding amount of $896,475 plus certain unpaid retainage of $18,501 earned for work as a subcontractor to the Company. All amounts had been previously recorded in the Company's financial records. The Company will aggressively defend its interests and asserts that the summons was erroneously served and challenges the fees sought. The Company recently waived the deficiencies of service and has entered into settlement discussions with Sanborn and its representatives.


Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading "Risk Factors" in our Annual Report on Form 10-KSB filed on January 21, 2009, which could materially affect our business operations, financial condition or future results.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-KSB.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 14, 2009, we issued a Convertible Debenture in exchange for a business loan of $30,000 borrowed from an unrelated entity. We will rely upon
Section 4(2) of the Securities Act of 1933 for the issue of any shares should the debenture be converted into common stock; the certificates will contain a restrictive legend.


ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 4.1, Convertible Debenture, dated January 14, 2009, and filed on Form
8-K with the SEC on January 21, 2009, is incorporated herein by reference.

Exhibit 31.1, Section 302 Certification for the principal executive officer, dated February 23, 2009, and filed on page 21 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated February 23, 2009, and filed on page 222 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive
Officer, dated February 23, 2009, and filed on page 23 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated February 23, 2009, and filed on page 24, of this report.


                                       19

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PLANGRAPHICS, INC.

Dated:  February 23, 2008



                                     /S/  Fred Beisser

                                     Frederick G. Beisser
                                     Senior Vice President-Finance,
                                        Secretary & Treasurer
                                    (Principal financial and accounting officer)