Form 10-Q
period 2009-03-31
PLANGRAPHICS INC
filed 2009-05-20
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2009.

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


                                 (502) 223-1501
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

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

              99,158,706 shares of common stock (no par value) were
                        outstanding as of May 20, 2009.

Transitional Small Business Disclosure Format (Check one):       Yes [ ] No [X]

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Information in this Quarterly Report on Form 10-Q and the information incorporated by reference includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are covered by its safe harbor provisions for such forward-looking statements. Forward-looking statements may relate to, among other things, our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies. Our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and similar expressions are intended to identify such statements. Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. We undertake no obligation to update such statements except as required by law. You are cautioned not to place undue reliance on our forward-looking statements as they are not guarantees of future performance.

Forward-looking statements include, but are not limited to, statements in this Form 10-Q regarding:

o availability of working capital to meet our immediate cash and liquidity needs;
o    our ability to raise funds through debt and equity financing;
o    estimates regarding our financing needs;
o    our prospects for growth;
o    our ability to reduce costs and expenses
o    the collectibility of our accounts receivable;
o    cancellation of our contracts and order assignments;
o the continuation of our relationship with the City of New York and other key clients;
o    the increase in competition and our ability to compete effectively;
o    our ability to take advantage of spatial information technology markets;
o    the strength of our technical expertise and customer service;
o    the potential fluctuation of the market price of our stock;
o    the potential gross profit margin in information technology;
o the projections regarding our financial results for fiscal years ("FY") 2009 and 2010;
o    fluctuations in exchange rates;
o    the impact of recent accounting pronouncements; and
o    the availability and affordability of alternative lease facilities.

Although we believe that the expectations expressed in our forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplate. Our actual results could be materially different from our expectations, including the following:

o We may continue to experience significant liquidity issues and may not overcome the underlying causes;
o we may not be able to obtain needed financing for operations or diversification;
o we may issue a substantial number of shares of our common stock to redeem our outstanding preferred stock, thereby causing dilution in the value of your investment;
o We may not find an adequate market for our goods and services in the current economic environment;
o we may experience work stoppages by subcontractors due to our late payments;
o    we may lose  customers or fail to grow our customer  base;
o    we may fail to compete successfully with existing and new competitors;
o    we may not achieve profitability;
o we may not adequately anticipate and respond to technological developments impacting information services and technology; and
o we may issue a substantial number of shares of our common stock upon exercise of options and warrants to secure funds, thereby causing dilution in the value of your investment.

The above list identifies some of the principal factors that could cause actual results to differ materially from those in the forward-looking statements included elsewhere in this report but does not represent a complete list of all risks and uncertainties inherent in our business. It should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2008, and our other Securities and Exchange Commission filings, and our press releases.

                               PlanGraphics, Inc.
                                Table of Contents


Part I Financial  Information                                           4

   Item 1. Consolidated Financial Statements (Unaudited)                4


    Consolidated Balance Sheets                                         4

    Consolidated Statements of Operations                               5

    Consolidated Statements of Cash Flows                               6

    Notes to Unaudited Consolidated Financial Statements                7

  Item 2. Management Discussion and Analysis                           13

  Item 4. Controls and Procedures                                      19


Part II Other Information                                              20

   Item 1. Legal Proceedings                                           20

   Item 1A. Risk Factors                                               20

   Item 6.  Exhibits                                                   20

   Signature Page                                                      21

   Exhibits                                                            22



Part I Financial Information
Item 1. Financial Statements


                                                    PlanGraphics, Inc.
                                                CONSOLIDATED BALANCE SHEETS

                                                                         March 31, 2009       September 30, 2008
                                                                          (Unaudited)           (Derived from
                                                                                              audtited financial
                                                                                                  statements)
       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $     40,173            $        404
  Accounts receivable, less allowance for doubtful accounts of
    $14,151and $49,718 for March 31, 2009 and September 30,
     2008, respectively                                                        534,921                 733,472
  Prepaid expenses and other                                                    10,782                  20,405
                                                                          ------------            ------------
       Total current assets                                                    585,876                 754,281
                                                                          ------------            ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                      371,117                 371,117
    Less accumulated depreciation and amortization                            (353,262)               (347,948)
                                                                          ------------            ------------
                                                                                17,855                  23,169
                                                                          ------------            ------------

OTHER ASSETS
  Software development costs, net of accumulated amortization of $877,129 and $822,986 at March 31, 2009 and September 30,
   2008, respectively                                                          134,406                 187,743
  Other                                                                          6,222                   8,016
                                                                          ------------            ------------
                                                                               140,628                 195,759
                                                                          ------------            ------------

       TOTAL ASSETS                                                       $    744,359            $    973,209
                                                                          ============            ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par
    value, 500 shares issued and outstanding at
    March 31, 2009 and at September 30, 2008                              $    500,000            $    500,000
  Notes payable - current maturities                                            75,083                  42,650
  Accounts payable                                                           2,854,920               2,786,834
  Accrued payroll costs                                                        228,487                 201,331
  Accrued expenses                                                             360,121                 380,637
  Deferred revenue and prebillings                                             147,762                 312,303
                                                                          ------------            ------------
       Total current liabilities                                             4,166,373               4,223,755
                                                                          ------------            ------------
       Total liabilities                                                     4,166,373               4,223,755
                                                                          ------------            ------------

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000,000 shares authorized,
    99,158,706 and 97,214,418 shares issued and outstanding
    at March 31, 2009 and September 30, 2008, respectively                  20,706,005              20,706,005
  Accumulated deficit                                                      (24,128,019)            (23,956,551)
                                                                          ------------            ------------
       Total Stockholders' Deficit                                          (3,422,014)             (3,250,546)
                                                                          ------------            ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    744,359            $    973,209
                                                                          ============            ============

See accompanying nots to unaudited consolidated financial statements





                                                         PlanGraphics, Inc.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                       For the three and six month periods ended March 31,

                                                                   Six months ended                        Three months ended
                                                           --------------------------------        --------------------------------
                                                              2009                 2008                2009                2008
                                                           ------------        ------------        ------------        ------------

Revenues                                                   $  1,209,663        $  2,070,054        $    553,819        $  1,036,424

Costs and expenses
  Direct contract costs                                         563,921           1,247,362             229,552             716,454
  Salaries and employee benefits                                492,444             572,002             220,223             275,002
  General and administrative expenses                           307,801             290,542             129,595             157,371
  Marketing expenses                                                586               7,060                 426               4,534
  Other operating expenses                                       73,593             113,087              (1,650)             56,008
                                                           ------------        ------------        ------------        ------------
        Total costs and expenses                              1,438,345           2,230,053             578,146           1,209,369
                                                           ------------        ------------        ------------        ------------

        Operating income (loss)                                (228,682)           (159,999)            (24,327)           (172,945)
                                                           ------------        ------------        ------------        ------------

Other income and (expense):
  Other income                                                  123,605              43,380              15,779              13,341
  Interest expense                                              (66,391)            (92,021)            (31,116)            (48,350)
                                                           ------------        ------------        ------------        ------------
                                                                 57,214             (48,641)            (15,337)            (35,009)
                                                           ------------        ------------        ------------        ------------

        Net loss                                           $   (171,468)       $   (208,640)       $    (39,664)       $   (207,954)
                                                           ============        ============        ============        ============

Basic and diluted loss per common share                    $     (0.002)       $     (0.002)       $     (0.000)       $     (0.002)
                                                           ============        ============        ============        ============

Weighted average number of shares of common
  stock outstanding - basic and diluted                      99,158,706          97,214,418          99,158,706          97,214,418
                                                           ============        ============        ============        ============

See accompanying nots to unaudited consolidated financial statements




                                            PlanGraphics, Inc.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                      For the six months ended March 31,
                                                                         2009                  2008
                                                                      ---------              ---------

Cash flows provided by operating activities:
  Net loss                                                            $(171,468)             $(208,640)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                        59,458                 98,936
    Allowance for doubtful accounts                                     (35,555)                14,151
    Gain on debt extinguishment                                          (7,414)                  --
    Gain on fair value recognition of accounts payable                  (91,516)                  --
  Changes in operating assets and liabilities
      Accounts receivable                                               234,117                (22,072)
      Prepaid expenses and other                                          9,622                  6,135
      Other assets                                                        1,794                  4,647
      Accounts payable                                                  160,673                148,633
      Accrued expenses                                                    7,277               (117,929)
       Deferred revenue and prebillings                                (164,540)               157,125
                                                                      ---------              ---------
       Net cash provided by operating activities                          2,448                 80,986
                                                                      ---------              ---------

Cash flows used in investing activities:
   Purchases of equipment                                                  --                     (836)
  Software developed for future use                                        (806)               (24,424)
                                                                      ---------              ---------
       Net cash used in investing activities                               (806)               (25,260)
                                                                      ---------              ---------

Cash flows provided by (used in) financing activities:
  Proceeds from note payable - related party                             13,750                   --
  Proceeds from debt                                                     30,000                   --
  Payments on debt                                                       (5,623)              (111,428)
                                                                      ---------              ---------
       Net cash provided by (used in) financing activities               38,127               (111,428)
                                                                      ---------              ---------

Net increase (decrease) in cash                                          39,769                (55,702)
Cash and cash equivalents at beginning of year                              404                 78,642
                                                                      ---------              ---------

Cash and cash equivalents at end of period                            $  40,173              $  22,940
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


(2) Going Concern Statement and Management's Plan


Going Concern. As reported in the consolidated financial statements accompanying our annual report on Form 10-KSB for the year ended September 30, 2008, the Company incurred net losses for the years ended September 30, 2008 and 2007. The
Company has also suffered recurring losses, has a negative working capital position and a stockholders' deficit. As noted in the auditor's report on our September 30, 2008, financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

For the six months ended March 31, 2009, the Company is reporting a net loss of $171,468 and cash provided by operations amounted to $2,448, representing a small decrease in net loss and deterioration of cash flows from the same period of the prior year. The Company has had a history of net losses over the years.
These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has taken aggressive action to reduce operating costs to the maximum extent possible and has taken steps intended to increase the sales of the Company's products and services. Management continues to seek financing to provide funds needed to increase liquidity, fund growth in revenues and to implement its business plan. We continue to explore sources of working capital from additional debt or equity financings or from the sale of certain assets.
Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected. No assurance can be given that the Company will be able to raise any additional capital.

Board's Plan for PlanGraphics, Inc. PlanGraphics has experienced declining revenues in the past several years. The costs for audits, legal advice, other items related to the Company's SEC reporting and maintaining its status as a public company are significant and are having an adverse effect on our ability to successfully operate our business. Based on this combination of declining revenues and increasing costs, in 2003, the Company's Board of Directors began examining strategic alternatives for PlanGraphics and retained a number of specialist investment banking firms to assist with this process. Through these efforts, and in parallel with efforts to maintain and build on our traditional lines of business, the Board has concluded that in order to provide shareholders with some opportunity for achieving value on their investment PlanGraphics needs to aggressively pursue the option of deriving value from one or more of the assets of the corporation. One such option that the Company has been pursuing in recent years is the spin-off of PGI-MD and the sale of PlanGraphics, the public entity, to a private company interested in going public. As a direct result of these efforts, the Company has agreed to issue a significant number of shares of common stock in satisfaction of its redemption payment obligations for its outstanding Series A Preferred Stock to Integrated Freight Systems, Inc., who recently purchased the preferred stock from the Nutmeg Group, which will result in a change in control of PlanGraphics. Once the shares are issued, the Board understands that it is the intent of Integrated Freight, as the estimated 80.2% stockholder of PlanGraphics, to solicit the stockholders of PlanGraphics to approve the spin-off of PGI-MD to John Antenucci, our chief executive officer, a reverse stock split and a reverse merger of PlanGraphics with and into Integrated Freight. See also Note 14, Subsequent Events.

(3) Accounts Receivable

The components of contract receivables are as follows:

                                                                      March 31,
                                                                         2009
                                                                      ---------

Billed                                                                $ 491,484
Unbilled                                                                 57,588
                                                                      ---------
                                                                        549,072
Less: net of allowance for doubtful accounts less prior
   doubtful account amounts written off                                 (14,151)
                                                                      ---------
Accounts receivable, net                                              $ 534,921
                                                                      =========

At March 31, 2009, customers exceeding 10% of billed accounts receivable were the Italian Ministry of Finance ("IMF"), 18%, Liaoning, China , 16%, and Panjin,
China, 12%. At the same date, customers exceeding 10% of revenue for the six month period were the San Francisco Department of Technology and Information
Systems, 17%, the IMF, 17%, and Dawson County, Georgia, 11%.

At March 31, 2008, customers exceeding 10% of billed accounts receivable were international clients in China (in the aggregate), 32%, New York City Department of Environmental Engineering (NYDEP), 20%, the Italian Ministry of Finance
("IMF"), 17%,and Hunter College, 11%. At the same date, customers exceeding 10% of revenue were NYDEP, 30%, China clients (in the aggregate), 17%, San Francisco
Department of Technology and Information Systems, 15%, and the IMF, 11%.

Billed receivables include $10,646 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($69,169) less the net amount of funds employed by Rockland in servicing them ($58,523) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement.
Pursuant to the factoring agreement Rockland was granted a lien and security interest in all of our cash, accounts, goods and intangibles.

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

Deferred revenue amounted to $147,762 at March 31, 2009, and represents amounts billed in excess of amounts earned. These amounts are offset by work in progress which represents work completed but not yet invoiced but included in Accounts
Receivable, typically pending completion of payment milestones.

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

We have not granted options to acquire shares of common stock during the periods ended March 31, 2009 and 2008, respectively.

There were no options exercised during the period ending March 31, 2009;
accordingly, the total intrinsic value of options exercised to date during fiscal year 2009 is $0.

Because we did not have any unvested options or warrants as of March 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the now expired Equity Compensation Plan which continues to have option grants outstanding.

Additional information regarding the status of stock options outstanding at March 31, 2009 appears in the following tables; we had no warrants outstanding at that date.


                                              Options
                                 -------------------------------------
                                                            Weighted
                                    Number of               Average
                                      Shares            Exercise Price
                                 ----------------       --------------

Outstanding
at 9/30/2008                        5,966,432             $    0.021

Granted                                  --                      --
Cancelled                                --                      --
Exercised                                --                      --
                                    ---------             -----------
Outstanding
at 3/31/2009                        5,966,432             $    0.018
                                    ---------             -----------

Exercisable
at 9/30/2008                        5,966,432             $    0.021
                                                          -----------

Exercisable
at 3/31/2009                        5,966,432             $    0.018
                                                          -----------


                             Stock Options
---------------------------------------------------------------------------
  Range of                                                 Weighted-average
  Exercise                        Shares                   Remaining Years
   Prices                                                  Contractual Life
---------------------------------------------------------------------------

$0.0048-$0.015                  4,694,288                        2.36

$0.020-$0.040                   1,272,144                        0.31
                             ------------
                                5,966,432
                             ============

(6) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at March 31, 2009 and 2008, were 5,966,432 and 8,447,790, respectively.

                                                     2009                 2008
                                                     ----                 ----

Options                                            5,966,432           8,447,790
Warrants                                                --                  --
                                                   ---------           ---------
Total outstanding                                  5,966,432           8,447,790

The following is a reconciliation of the number of shares used in the Basic
Earnings Per Share ("EPS") and Diluted EPS computations:

                                                      Six months ended March 31,
                                                          2009           2008
                                                       ----------     ----------

Basic EPS share quality                                99,158,706     97,214,418
Effect of dilutive options and warrants *                    --             --
                                                       ----------     ----------
Diluted EPS share quality                              99,158,706     97,214,418


 *The closing market price of PGRA on March 31, 2009 was lower than the exercise price of all outstanding options and warrants.
Because of that, we assume that none of the outstanding options or warrants at that date would have been exercised and therefore none were included in the computation of diluted earnings per share for periods ended March 31, 2009.
Further, for the net-loss periods we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.




(7)  Supplemental Cash Flow Information

During the six months ended March 31, 2009, PlanGraphics paid $39,185 of interest and $2,748 for taxes. During the six months ended March 31, 2008, the Company paid $65,102 of Interest and $1,065 for taxes.

(8)  Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the actual rate of exchange incurred for each transaction during the period. The total of all foreign currency transactions and translation adjustments resulted in a net loss of $48,408 during the six month period.

(9)  Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $19.9 million with expirations through 2028. At March 31, 2009, the amount of the net operating loss carryforward balance is estimated at $20.1 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2008 and at March 31, 2009. As a result, no provision or benefit for income tax has been recorded for the six months ended March 31, 2009.

(10) Recently Issued Accounting Pronouncements

FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP FAS 107-1 and APB
28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, and the Company will include the required disclosures in its Form 10-Q filings starting in the second quarter of 2009.

FSP 115-2 and FAS 124-2. In April 2009, the Financial Accounting Standards Board
(FASB) issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2 "Recognition and
Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2).
FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings. This FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP 115-2 and FAS 124-2 effective June 30, 2009. The Company is currently evaluating the impact of FAS 115-2 and FAS 124-2 on its consolidated results of operation and financial condition.

FSP 157-4. In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value
When the Volume and Level of Activity for the Asset or Liability Have
Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP
FAS 157-4). FSP FAS 157-4 provides application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. The FSP is required to be applied prospectively and does not allow retrospective application. This FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP FAS 157-4 effective June 30, 2009.
Management is currently evaluating the impact of FAS 157-4 on its consolidated results of operation and financial condition.

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

The following table sets forth the liabilities the Company has elected to record at fair value under SFAS No. 157 as of March 31, 2009:

                    Fair Value Measurements at March 31, 2009
                      Using Significant Unobservable Inputs
Description                         (Level 3)
--------------------------------------------------------------------------------

Accounts Payable:
    Balance before fair value adjustment                            $ 2,946,436
           Charge to accounts payable                                   (91,516)
                                                                    -----------
    Balance after fair value charge                                 $ 2,854,920
                                                                    ===========

The Company has antiquated legacy accounts payable balances that are at least four years old and some as old as ten years that it believes will never require a financial payment for a variety of reasons. Accordingly, under SFAS No. 157, (and in this case for our United Kingdom subsidiary, Financial Reporting
Standard 12, "Provisions, Contingent Liabilities and Contingent Assets" ("FRS
12"), since this is where the balances are located) the Company has analyzed the accounts and recorded a charge against those legacy balances as permitted under FSR 12 in the United Kingdom reducing the balances to the amount expected to be paid out. The income recorded during the Six months ended March 31, 2009 was $91,516 and is recorded in other income on the Company's Consolidated Statement of Operations.

(12) Convertible Note.

On January 14, 2009, PlanGraphics, Inc., entered into a business loan in the amount of $30,000 with the holder of all of the outstanding Series A Preferred
Stock of PlanGraphics, Nutmeg/Fortuna Fund LLLP (the "Holder"), in the form of a convertible debenture ("the Debenture"). The Debenture provides for an interest rate of 6% per annum with a maturity date of February 28, 2009. Proceeds of the Debenture were applied to certain critical working capital needs. The Debenture will be, in the event of default, convertible into common stock of the Company if the default is not timely cured. The Debenture will be convertible in whole or in part at a conversion price on the date of conversion at the lesser of $0.002 per share or fifty percent (50%) of the average closing price for the common stock on the five trading days immediately prior to the conversion date.
Conversion of the Debenture into common stock of the registrant is limited and the Holder or its affiliates, according to the terms of the Debenture agreement, may not be the beneficial owner of more than 4.99% of the total number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares permitted upon conversion by the Holder. Upon not less than 61 days notice to the Company, the Holder may increase or decrease this limitation. The issue of the Debenture was reported on Form 8-K filed with the SEC January 21, 2009. As of March 1, 2009, the Company is in default with regard to the terms of the Debenture, and the Holder has the right to require the Company to convert the amounts owing under the Debenture to common stock.

(13) Segment Information

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

The Company has three geographic regions for its operations, the United States and Canada, Europe and Asia. Revenues are attributed to geographic areas based on the location of the customer. The following table depicts the geographic information expected by FAS 131:



Geographic information for the six-month period ended March 31,

                                                                  Long-lived                Accounts
                                          Revenues                  Assets                 Receivable
                                         ----------               ----------               ----------
            2009
United States and Canada                 $  845,235               $  209,652               $  407,524
Europe                                      332,536                    2,609                  127,397
Asia                                         31,892                     --                       --
                                         ----------               ----------               ----------
Total                                    $1,209,663               $  212,261               $  534,921


            2008

United States and Canada                 $1,459,092               $  236,903               $  851,371
Europe                                      394,285                    4,032                  231,495
Asia                                        216,677                     --                       --
                                         ----------               ----------               ----------
Total                                    $2,070,054               $  240,935               $1,082,866


(14) Subsequent Events.

Demand for redemption of Preferred Stock. On May 15, 2009, Nutmeg/Fortuna Fund LLLP, the holder of all of the outstanding shares of our redeemable 12% dividend preferred stock, submitted a request for redemption of all of such preferred stock, in the amount of $660,765 consisting of the $500,000 original purchase amount plus accrued and unpaid dividends of $162,573. Because the Company does not have, and has no ability to obtain in the foreseeable future, sufficient cash to redeem the shares, the holder has offered an alternate method of payment that would involve conversion of the aggregate amount due into shares of the Company's common stock. Concurrently with delivery of the redemption request, Nutmeg/Fortuna Fund LLLP entered into an agreement with Integrated Freight Systems, Inc. pursuant to which Nutmeg sold to Integrated Freight the PlanGraphics preferred stock and the right to receive the redemption amount, or in the alternative, the common stock to be issued by PlanGraphics in satisfaction of the redemption request. If the Company accepts Nutmeg's offer and issues the common stock in lieu of making the redemption payment, it is certain that a change of control of PlanGraphics will occur. See also the caption titled "Management's Plan for PlanGraphics, Inc.," below.

Expiration of Letter of Intent. On December 28, 2008, the Company entered into a previously announced letter of intent with a merchant banking organization regarding the sale of the Company's Xmarc line of business. The letter of intent expired by its terms on February 11, 2009 without action.

Change in Holder of Redeemable Preferred Stock. On May 18, 2009, in response to instructions from Nutmeg/Fortuna Fund LLLP, the holder of 500 shares of the Company's Series A Redeemable Preferred Stock, the Company received the holder's certificate and reissued the 500 shares of redeemable preferred stock to Integrated Freight Systems, Inc., a Florida corporation located in Sarasota, Florida.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

     PlanGraphics is a full life-cycle systems integration and implementation firm, providing a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors. During FY 2008 approximately 59% of our sales were to customers in federal, state and local governments, and utilities; 25% to international customers and the remaining 16% to commercial enterprises. Our customers are located in the United States and foreign markets requiring locational or "spatial" information. The mix of customers through the end of the second quarter of fiscal year 2009 has changed as a result of our decision to not explore further opportunities in China due to changes in the management of World Bank funded projects limiting work available to us.

     o We had a working capital deficit at March 31, 2009, of $3,580,497, and have had recurring net losses in all prior fiscal years back to 1998. The viability of PlanGraphics is dependent upon our ability to achieve, and then maintain and increase profitability in future operations.

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

          o Our Master Factoring Agreement with Rockland continues through September 30, 2009.

          o We have reduced our general and administrative expenses by reducing occupancy costs, constraining overhead and administrative costs, instituting partial and variable furloughs of management and staff and streamlining our management and production teams.

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

     o We believe the critical factors for the future success of PlanGraphics are:

          o Achieving and increasing positive cash flows from operations by controlling costs and increasing revenues

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

          o Increasing lagging sales and revenue through expanded lead generation and sales into a more diverse range of clientele; and

          o    Achieving consistent net income.


                    Management's Plan for PlanGraphics, Inc.

PlanGraphics has experienced declining revenues in the past several years. The costs for audits, legal advice, other items related to the Company's SEC reporting and maintaining its status as a public company are significant and are having an adverse effect on our ability to successfully operate our business. Based on this combination of declining revenues and increasing costs, in 2003, the Company's Board of Directors began examining strategic alternatives for PlanGraphics and retained a number of specialist investment banking firms to assist with this process. Through these efforts, and in parallel with efforts to maintain and build on our traditional lines of business, the Board has concluded that in order to provide shareholders with some opportunity for achieving value on their investment PlanGraphics needs to aggressively pursue the option of deriving value from one or more of the assets of the corporation. One such option that the Company has been pursuing in recent years is the spin-off of PGI-MD and the sale of PlanGraphics, the public entity, to a private company interested in going public. As a direct result of these efforts, the Company has agreed to issue a significant number of shares of common stock in satisfaction of its redemption payment obligations for its outstanding Series A Preferred Stock to Integrated Freight Systems, Inc., who recently purchased the preferred stock from the Nutmeg Group, which will result in a change in control of PlanGraphics. Once the shares are issued, the Board understands that it is the intent of Integrated Freight, as the estimated 80.2% stockholder of PlanGraphics, to solicit the stockholders of PlanGraphics to approve the spin-off of PGI-MD to John Antenucci, our chief executive officer, a reverse stock split and a reverse merger of PlanGraphics with and into Integrated Freight.

                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of March 31, 2009 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended September 30, 2008, appearing in our FY 2008 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2008 financial statements. The Company presently continues to encounter liquidity issues and is carefully controlling costs and expenses while managing its resources to deal with very limited cash availability. As a result, from time to time we have experienced delays in making payments of management payrolls and amounts owed to subcontractors.

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

We continue to experience significant liquidity issues that cause us to finance the resources needed with funds from operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payment of subcontractor invoices. As of March 31, 2009, we had a net working capital deficit of ($3,580,497) versus a net working capital deficit of ($3,469,474) at September 30, 2008.

Cash provided by operations. In the six months ended March 31, 2009, operations provided net cash of $2,448, as compared to $80,986 provided by operations during the period ended March 31, 2008. This $78,538 decrease from the prior year was primarily a result of:

A decrease of $37,172 in cash used to fund our current year net loss of $171,468 versus $208,640 for the prior year plus a net decrease from the prior year of $188,114 in adjustments for non-cash items such as depreciation and amortization, bad debt expense and, mainly, the gain of $91,516 from the fair value recognition of accounts payable in the current year.

This was offset by changes in operating assets and liabilities that resulted in a net change from the prior year of $65,860 increasing cash provided. This change was due primarily to a net change in accounts receivable of $249,645 and $125,706 in accrued expenses, both increasing cash provided from the prior year and offset primarily by a decrease of $321,665 in deferred revenue from the prior year, all of which was partially offset by the gain from applying fair value to certain debts of a subsidiary.

Cash used by investing activities. In the period ended March 31, 2009, investing activities used cash of $806 versus $25,260 used in investing activities during the period ended March 31, 2008. The primary reason for the change was decreased purchases of software for future use in the current period.

Cash provided by and used in financing activities. During the period ended March 31, 2009, financing activities provided $38,127 as compared to net cash used of $111,428 in financing activities in the period ended March 31, 2008. The change was mainly a result of proceeds received from the issue of a convertible debenture and a related party note payable versus the paydown of debt in the prior year period.

Accounts receivable balances at March 31, 2009 and 2008, include both billed receivables and work-in-process. The payment terms on accounts receivable are generally net 30 days and collections generally average 45 to 90 days after invoicing. Although we experienced some delayed collections, the typical collection period is consistent with industry experience with clients in the public sector. While this sometimes results in increased aging of the billed accounts receivable balance, our history reflects consistent collectibility of the receivable balances. Work-in-process represents work that has been performed but has not yet been billed. This work will be billed in accordance with milestones and other contractual provisions. The amount of unbilled revenues will vary in any given period based upon contract activity. Other delays in payment are associated with a number of factors, reflecting the financial vagaries of public sector organizations, routine administrative procedures and the normal processing delays often experienced in summer and holiday periods. Management believes that we will receive payment from all remaining sources but with some delays in timeliness.

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

On January 14, 2009, PlanGraphics, Inc., entered into a business loan in the amount of $30,000 with the holder of all of the outstanding Series A Preferred Stock of PlanGraphics, Nutmeg/Fortuna Fund LLLP (the "Holder"), in the form of a convertible debenture ("the Debenture"). The Debenture provides for an interest rate of 6% per annum with a maturity date of February 28, 2009. Proceeds of the Debenture were applied to certain critical working capital needs. The Debenture will be, in the event of default, convertible into common stock of the Company if the default is not timely cured. The Debenture will be convertible in whole or in part at a conversion price on the date of conversion at the lesser of $0.002 per share or fifty percent (50%) of the average closing price for the common stock on the five trading days immediately prior to the conversion date. Conversion of the Debenture into common stock of the registrant is limited and the Holder or its affiliates, according to the terms of the Debenture agreement, may not be the beneficial owner of more than 4.99% of the total number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares permitted upon conversion by the Holder. Upon not less than 61 days notice to the Company, the Holder may increase or decrease this limitation. The issue of the Debenture was reported on Form 8-K filed with the SEC January 21, 2009. As of March 1, 2009, the Company is in default with regard to the terms of the Debenture, and the Holder has the right to require the Company to convert the amounts owing under the Debenture to common stock.

While we have a workable factoring arrangement (see above) and we have previously raised funds from the sale of redeemable preferred stock and the issue of a convertible debenture, our operations have continued to be impacted by liquidity issues and the contracting US economy during this reporting period; we expect that to continue through the end of calendar year 2009.

Our backlog and assignments as of March 31, 2009, amount to approximately $645,600, of which approximately $400,000 is funded. The decrease in backlog and assignments over the past two years was caused by the natural drawdown of multi-year contracts, suspension and cancellation of some assignments as an outcome of declining client budgets and an overall reduction of project opportunities in the current recessionary business environment.

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

Congress recently passed the American Recovery and Reinvestment Act of 2009 ("the Bill") which is intended to inject about $800 billion into the United States' economy. While it is premature to predict exactly how the passage of the Bill may impact the spending patterns of state and local governments, particularly in the IT and GIS arenas, passage of the Bill and implementation of its programs is expected to have a positive effect on our primary customers' capacity to restore funding to existing long-term contracts and to develop and fund new projects for which our services would be required. Tangible evidence of expanded purchasing by our traditional customer base has yet to be established and the prospects for maintaining even the status quo quite limited.


                              Results of Operations

Results of operations for the three months ended March 31, 2009

Revenues

Our revenues decreased $482,605 or 47% to $553,819 for the quarter ended March 31, 2009, from $1,036,424 for the quarter ended March 31, 2008. This decrease was caused primarily by a lower number of active revenue generating projects in our system due to reduced contracting activity by our primary customers who are experiencing reduced budgets in the contracting economy.

Costs and Expenses

Total costs and expenses for the quarter ended March 31, 2009 amounted to $578,146, a $631,223 reduction from $1,209,369, for the quarter ended March 31, 2008. This 52% decrease is primarily due to more efficient utilization of resources, decreased direct costs and actions taken to reduce management costs associated with revenue generation; it well exceeded the $482,605 decrease in revenues and therefore resulted in an 86% decrease from the prior year operating loss.

Direct contract costs decreased by $486,902, or 68%; the decrease was primarily related to reduced availability of work to generate revenue for which management adjusted both direct labor and subcontractor activities. The overall 68% decrease in direct contract costs exceeded the 47% decrease in revenues.

Salaries and benefits decreased by approximately $54,779, or 20% as a result of attrition and management's decision to reduce the work week to 32 hours pending receipt of new contracts. General and administrative expenses decreased $27,776, or 18%, primarily as a result of decreased insurance premiums, reduced facility costs and decreased factoring fees; marketing expenses decreased further by $4,108, or 91%, as a result of limited budgets that reduced travel and a higher reliance on third party partners; and, finally, other operating costs decreased $57,658, or 103%, primarily as a result of reduced amortization expenses as software nears full amortization.

Net Income

On a consolidated basis, we reported an operating loss of $24,327 for the quarter ended March 31, 2009, as compared to an operating loss of $172,945 in the prior year. This decrease is primarily attributable to decreased revenues during the current quarter coupled with reduction of costs and expenses.

Interest expense amounted to $31,116 in the current quarter compared with $48,350 during the same period of the prior year; the decrease occurred because reduced factoring of receivables during the current quarter as compared to the prior year. Other income increased over the prior year total by $2,438 due primarily to increased royalty income.

On a consolidated basis, we are reporting a net loss of $39,664 for the quarter ended March 31, 2009, as compared to net loss of $207,954 for the prior year period. The items noted above account for the reduction in net loss.

Results of operations for the six months ended March 31, 2009

Revenues

Our revenues decreased $860,391 or 42% to $1,209,663 for the six months ended March 31, 2009, from $2,070,054 for the six months ended March 31, 2008. This decrease was caused primarily by a lower number of active revenue generating projects in our system due to reduced contracting activity by our primary customers who are experiencing reduced budgets due to the contracting economy.

Costs and Expenses

Total costs and expenses for the six months ended March 31, 2009, amounted to $1,438,345, a $791,708 reduction from $2,230,053, for the same period ended March 31, 2008. This 36% decrease is primarily due to more efficient utilization of resources and the actions taken to reduce direct costs and management expenses associated with revenue generation; however, it was not sufficient to offset the $860,391 decrease in revenues and therefore resulted in an operating loss of $228,682.

Direct contract costs decreased by $683,441, or 55%; the decrease was primarily related to reduced direct labor and subcontractor costs as we adjusted our efforts to match availability of revenue generation opportunities. The overall 55% decrease in direct contract costs exceeded the 42% decrease in revenues.

Salaries and benefits decreased by $79,558, or 14% as a result of attrition. General and administrative expenses increased somewhat by $17,259, or 6%, primarily as a result increased foreign currency conversion expenses due to changing exchange rates; marketing expenses decreased further by $6,474, or 92%, as a result of limited budgets that reduced travel cost responding to requests for proposals and a higher reliance on third party partners; and, finally, other operating expense decreased $39,494, or 35%, primarily as a result of reduced software amortization expenses as software approaches the end of its amortizable life.

Net Income

On a consolidated basis, we reported an operating loss of $228,682 for the six months ended March 31, 2009, as compared to the operating loss of $159,999 in the prior year. This increase is primarily attributable to decreased revenues during the current period coupled with insufficient reduction of costs and expenses.

Interest expense amounted to $66,391 in the current six month period compared with $92,021 during the same period of the prior year; the decrease occurred because of reduced factoring of accounts receivable. Other income increased from the prior year total by $80,225 due primarily to the gain from applying fair value accounting procedures to old debt which was partially offset by an decrease in foreign currency conversion gains.

On a consolidated basis, we are reporting a net loss of $171,468 for the six months ended March 31, 2009, as compared to net loss of $208,640 for the prior year period. The gain from applying fair value accounting was the primary factor accounting for the decrease to net loss.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2009

We reported net loss of $171,468 for the six months ended March 31, 2009. Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $20.1 million as of March 31, 2009, compared to $19.9 million at September 30, 2008. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the period ended March 31, 2009.

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

While management has concluded that we continue to have material weaknesses related to internal control over financial reporting, we have devoted a significant amount of time and resources to the analysis of the financial statements presented in this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2009. Accordingly, management believes that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Subcontractor Claim. On December 22, 2008, a subcontractor, Sanborn Map Company, Inc. ("Sanborn"), asserted in a summons filed in the District Court for Douglas County, Colorado, that it was entitled to recover an outstanding amount of $896,475 plus certain unpaid retainage of $18,501 earned for work as a subcontractor to the Company. All amounts had been previously recorded in the Company's financial records. The Company will aggressively defend its interests and challenges the fees sought. The Company recently waived the deficiencies of service and has entered into settlement discussions with Sanborn. Mediation is scheduled for July 2009.

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

ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 31.1, Section 302 Certification for the principal executive officer, dated May 20, 2009, and filed on page 22 of this report.

Exhibit 31.2, Section 302 Certification for the principal financial officer, dated May 20, 2009, and filed on page 23 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive Officer, dated May 20, 2009, and filed on page 24 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated May 20, 2009, and filed on page 25, of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PLANGRAPHICS, INC .

Dated:  May 20, 2009



                            /S/  Fred Beisser
                            ----------------------------------------------------
                            Frederick G. Beisser
                            Senior Vice President-Finance, Secretary & Treasurer (Principal financial and accounting officer)