Form 10-Q
period 2009-06-30
PLANGRAPHICS INC
filed 2009-08-14
CIK 783284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009.

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from ___________ to _______________ .

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

Large Accelerated filer [  ]                   Accelerated filer [  ]
Non-accelerated filer [  ]                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

       500,718,173 shares of common stock (no par value) were outstanding as of August 11, 2009.

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

Forward-looking statements include, but are not limited to, statements in this Form 10-Q regarding:

o availability of working capital to meet our immediate cash and liquidity needs;
o our ability, or the ability of Integrated Freight to complete the contemplated transactions as described herein;
o     our ability to raise funds through debt and equity financing;
o     estimates regarding our financing needs;
o     our prospects for growth, both accretive and acquisitive;
o     our ability to reduce costs and expenses
o     the collectibility of our accounts receivable;
o     cancellation of our contracts and order assignments;
o     the continuation of our relationship with key clients;
o     the increase in competition and our ability to compete effectively;
o     our ability to take advantage of targeted markets;
o     the strength of our technical expertise and customer service;
o     the potential fluctuation of the market price of our stock;
o     the potential gross profit margin ;
o the projections regarding our financial results for fiscal years ("FY") 2009 and 2010;
o     fluctuations in exchange rates;
o     the impact of recent accounting pronouncements; and
o     the availability and affordability of alternative lease facilities.

Although we believe that the expectations expressed in our forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct or will be accomplished in the time frame we contemplate. Our actual results could be materially different from our expectations, including the following:

o we may not be able to complete, or complete in a timely fashion, the transaction with Integrated Freight as described herein;
o we may continue to experience significant liquidity issues and may not overcome the underlying causes;
o we may not be able to obtain needed financing for operations or diversification;
o
o We may not find an adequate market for our services in the current economic environment;
o we may experience work stoppages by subcontractors due to our late payments;
o     we may lose customers or fail to grow our customer base;
o     we may fail to compete successfully with existing and new competitors;
o     we may not achieve profitability;
o we may not adequately anticipate and respond to technological developments impacting our services; and
o we may issue a substantial number of shares of our common stock upon exercise of options and warrants to secure funds, thereby causing dilution in the value of your investment.

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

                               PlanGraphics, Inc.
                                Table of Contents



Part I Financial  Information                                                 4


   Item 1. Consolidated Financial Statements (Unaudited)                      4


    Consolidated Balance Sheets                                               4


    Consolidated Statements of Operations                                     5


    Consolidated Statements of Cash Flows                                     6


    Notes to Unaudited Consolidated Financial Statements                      7


  Item 2. Management Discussion and Analysis                                 15


  Item 4. Controls and Procedures                                            19


Part II Other Information                                                    20

   Item 1. Legal Proceedings                                                 20

   Item 2. Unregistered Sales of Equity Secuirities and Use of Proceeds      20

   Item 6.  Exhibits                                                         20


   Signature Page                                                            22


   Exhibits                                                                  23

Part I Financial Information
Item 1. Financial Statements



                                                       PlanGraphics, Inc.
                                                 CONSOLIDATED BALANCE SHEETS


                                                                             June 30, 2009      September 30, 2008
                                                                              (Unaudited)           (Derived
                                                                                                      from
                                                                                                    audtited
                                                                                                   financial
                                                                                                   statements)
       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $         89           $        202
  Prepaid expenses and other                                                       4,121                   --
  Current assets of discontinued operations                                      488,450                754,079
                                                                            ------------           ------------
       Total current assets                                                      492,660                754,281
                                                                            ------------           ------------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                                          2,000                  2,000
    Less accumulated depreciation and amortization                                (2,000)                (2,000)
  Long-term assets of discontinued operations                                     15,433                 23,169
                                                                            ------------           ------------
                                                                                  15,433                 23,169
                                                                            ------------           ------------
OTHER ASSETS
  Other assets of discontinued operations                                        113,976                195,759
                                                                            ------------           ------------

                                                                                 113,976                195,759
                                                                            ------------           ------------

       TOTAL ASSETS                                                         $    622,069           $    973,209
                                                                            ============           ============


       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Mandatory redeemable Series A preferred stock, $0.001 par value, nil and 500 shares issued and outstanding at June 30,
   2009, and at September 30, 2008, respectively                            $       --             $    500,000
  Notes payable - current maturities                                              37,668                  7,668
  Accounts payable                                                               173,393                142,778
  Accrued payroll costs                                                           20,361                 13,256
  Accrued expenses                                                               116,721                244,052
  Current liabilities of discontinued operations                               3,254,574              3,316,001
                                                                            ------------           ------------
       Total current liabilities                                               3,602,717              4,223,755
                                                                            ------------           ------------

       Total liabilities                                                       3,602,717              4,223,755
                                                                            ------------           ------------

STOCKHOLDERS' DEFICIT
  Common stock, no par value, 2,000,000,000 shares authorized,
    500,718,173 and 99,158,706 shares issued and outstanding
    at June 30, 2009 and September 30, 2008, respectively                     21,368,578             20,706,005
  Accumulated deficit                                                        (24,349,226)           (23,956,551)
                                                                            ------------           ------------

       Total Stockholders' Deficit                                            (2,980,648)            (3,250,546)
                                                                            ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    622,069           $    973,209
                                                                            ============           ============


See accompanying notes to unaudited consolidated financial statements



                                                            PlanGraphics, Inc.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                Unaudited)

                                            For the three and nine month periods ended June 30,

                                                                     Nine months ended                    Three months ended
                                                                  2009               2008              2009                2008
                                                             -------------      -------------      -------------      -------------

Revenues                                                     $        --        $        --        $        --        $        --

Costs and expenses
  Salaries and employee benefits                                    49,973             55,841             14,971             18,488
  General and administrative expenses                               99,579             98,585             46,329             33,722
  Marketing expenses                                                  --                  455               --                 --
                                                             -------------      -------------      -------------      -------------
      Total costs and expenses                                     149,552            154,881             61,300             52,210
                                                             -------------      -------------      -------------      -------------

      Operating loss                                              (149,552)          (154,881)           (61,300)           (52,210)
                                                             -------------      -------------      -------------      -------------

Other expense:
  Interest expense                                                 (38,307)           (45,041)            (7,846)           (14,959)
                                                             -------------      -------------      -------------      -------------
                                                                   (38,307)           (45,041)            (7,846)           (14,959)
                                                             -------------      -------------      -------------      -------------
      Loss from continuing operations                             (187,859)          (199,922)           (69,146)           (67,169)
                                                             -------------      -------------      -------------      -------------
Discontinued operations
     Operating loss from discontinued operations                  (289,194)           (86,436)          (148,764)           (29,108)

      Other Income                                                 127,139             63,365              3,533             19,985
      Interest Expense                                             (42,773)           (65,541)            (6,843)            (3,602)
                                                             -------------      -------------      -------------      -------------
      Loss from discontinued operations                           (204,828)           (88,612)          (152,074)           (12,725)

Net loss                                                     $    (392,687)     $    (288,534)     $    (221,220)     $     (79,894)
                                                             =============      =============      =============      =============


Basic and diluted loss per common share
  Loss from continuing operations                            $      (0.001)     $      (0.002)     $      (0.000)     $      (0.001)
  Loss from discontinued operations                                 (0.001)            (0.001)            (0.001)            (0.000)
                                                             -------------      -------------      -------------      -------------
      Net loss per common share                              $      (0.003)     $      (0.003)     $      (0.001)     $      (0.001)
                                                             =============      =============      =============      =============


Weighted average number of common shares
  outstanding                                                  146,698,861         97,214,418        244,779,172         97,214,418


See accompanying notes to unaudited consolidated financial statements




                                                     PlanGraphics, Inc.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                For the nine months ended June 30,
                                                                                     2009                 2008
                                                                                   ---------           ---------

Cash flows provided by operating activities:
    Loss from discontinued operations                                             $(204,828)          $ (88,612)
    Loss from continuing operations                                                (187,859)           (199,922)
                                                                                  ---------           ---------
  Net loss                                                                         (392,687)           (288,534)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Changes in operating assets and liabilities
      Prepaid expenses and other                                                     (4,121)             (4,112)
      Accounts payable                                                               30,614              22,527
      Accrued expenses                                                               42,346              27,908
                                                                                  ---------           ---------
       Net cash used in continuing operating activities                            (323,848)           (242,211)
                                                                                  ---------           ---------

  Adjustments to reconcile net loss to net cash provided by discontinued
  operating activities:
    Depreciation and amortization                                                    88,951             147,578
    Allowance for doubtful accounts                                                 (35,555)             19,825
    Gain on debt extinguishment                                                      (7,414)               --
    Gain on fair value recognition of accounts payable                              (91,516)               --
    Net change in discontinued operating assets and liabilities                     333,910             234,232
                                                                                  ---------           ---------
Net cash provided by discontinued operating activities                              288,376             401,635
                                                                                  ---------           ---------

       Net cash provided by (used in) operating activities                          (35,472)            159,424
                                                                                  ---------           ---------

Cash flows used in investing activities:
   Purchases of equipment                                                              --                (3,602)
  Software developed for future use                                                    (806)            (58,706)
                                                                                  ---------           ---------
       Net cash used in investing activities - discontinued operations                 (806)            (62,308)
                                                                                  ---------           ---------
Cash flows provided by (used in) financing activities:
  Cash flows provided by continuing operations

    Proceeds from debt                                                               30,000                --
                                                                                  ---------           ---------
       Net cash provided by continuing operations                                    30,000                --
                                                                                  ---------           ---------

  Cash flows provided by discontinued operations
    Proceeds from note payable - related party                                       13,750                --
    Payments on debt                                                                 (6,623)           (174,677)
                                                                                  ---------           ---------

       Net cash provided by (used in) discontinued operations                         7,127            (174,677)
                                                                                  ---------           ---------
       Net cash provided by (used in) financing activities                           37,127            (174,677)
                                                                                  ---------           ---------

Net increase (decrease) in cash                                                         849             (77,561)
Cash and cash equivalents at beginning of year                                          404              78,642
                                                                                  ---------           ---------

       Cash - continuing operations                                                      89                  35
       Cash - discontinued operations                                                 1,164               1,046
                                                                                  ---------           ---------

Cash and cash equivalents at end of period                                        $   1,253           $   1,081
                                                                                  =========           =========

See accompanyint notes to unaudited consolidated financial statements





                               PLANGRAPHICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Consolidated Financial Statements

The summary of our significant accounting policies is incorporated herein by reference to our annual report of September 30, 2008, on Form 10-KSB filed with the Securities and Exchange Commission. Readers are also herewith advised to read the going concern statement in the report of our Independent Registered
Accounting Firm and also the liquidity caution in Note B in our consolidated financial statements for the period ended September 30, 2008.

The accompanying unaudited consolidated financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
While we secured an improved factoring agreement for accounts receivable during 2007 and 2008 that has been extended through September 30, 2009, and a similar factoring agreement with Bibby Financial Services in support of our Xmarc subsidiary, that we implemented in June , 2009, our viability to continue as a going concern is dependent upon our ability to achieve and increase profitable operations through increased sales and the higher profit margins received from Xmarc sales. During the fiscal years of 1998 through 2008 we have experienced significant operating losses with corresponding reductions in working capital and stockholders' equity. Beyond our factoring agreements, we do not currently have any external financing in place to support operating cash flow requirements. Our revenues and backlog have also decreased substantially.

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

Reclassifications resulting from discontinued operations. During the current quarter, the Company determined to sell its operating subsidiary, PlanGraphics of Maryland (including its two subsidiaries). Accordingly, the related assets and liabilities were reclassified in the current report as held for sale in the consolidated balance sheets in accordance with Statement of Financial Accounting
Standards ("SFAS") No. 144, "Accounting for the Disposal and Impairment of
Long-Lived Assets" ("SFAS 144") and Emerging Issues Task Force ("EITF") Issue
No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in
Determining Whether to Report Discontinued Operations" ("EITF 03-13"). Both current and historical operating results of the subsidiary have been reclassified as discontinued operations. Depreciation and amortization on long-lived assets of the subsidiary were also reclassified to discontinued operations. Certain amounts in the Company's condensed consolidated financial statements for prior periods have also been reclassified to conform to the current period presentation.


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




For the nine months ended June 30, 2009, the Company is reporting a net loss of $392,687 and cash used in operations amounted to $35,472, representing further deterioration of both net loss and cash flows from the same period of the prior year. The Company has had a history of net losses over the years. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has taken aggressive action to reduce operating costs to the maximum extent possible and has taken steps intended to increase the sales of the Company's products and services. Management continues to seek financing to provide funds needed to increase liquidity, fund growth in revenues and to implement its business plan. We continue to explore sources of working capital from additional debt or equity financings or from the sale of certain assets. In the absence of one of these alternatives our ability to operate our business and fund our operations could be materially and adversely affected. No assurance can be given that the Company will be able to raise any additional capital.

Board's Plan for PlanGraphics, Inc. PlanGraphics has experienced declining revenues in the past several years. The costs for audits, legal advice, other items related to the Company's SEC reporting and maintaining its status as a public company are significant and are having an adverse effect on our ability to successfully operate our core business. Based on this combination of declining revenues and increasing costs, in 2003, the Company's Board of Directors began examining strategic alternatives for PlanGraphics and retained a number of specialist investment banking firms to assist with this process.
Through these efforts, and in parallel with efforts to maintain and build on our traditional lines of business, the Board has concluded that in order to provide shareholders with some opportunity for achieving value on their investment
PlanGraphics needs to aggressively pursue the option of deriving value from one or more of the assets of the corporation. One such option that the Company has pursued in recent years is the spin-off of PGI-MD and the sale of PlanGraphics, the public entity, to a private company interested in becoming a publicly traded corporation.

The Company has issued 401,559,467 shares of its common stock in satisfaction of the redemption payment obligations for its outstanding Series A Redeemable
Preferred Stock to Integrated Freight Systems, Inc., who had purchased the outstanding preferred stock from the Nutmeg Group. The issue of these shares resulted in a change in control of PlanGraphics. Integrated Freight, as the 80.2% majority stockholder of PlanGraphics, has demanded a special shareholders' meeting at which the stockholders of PlanGraphics are expected to approve the spin-off of PGI-MD to John Antenucci, our chief executive officer; a reverse stock split; and a merger of PlanGraphics into Integrated Freight. The merger is a statutory merger under both Colorado and Florida corporate law. See also Note
14, Subsequent Events.

Discontinued Operations. Pending completion of the merger noted above, the Company has assigned the assets and liabilities of its operating subsidiary, PGI-MD which is now considered held for sale, to discontinued operations.

PlanGraphics Continuing Operations. Pending completion of the merger noted above, the Company's continuing operations consist of administration of the Colorado corporation's public entity which has no revenues and incurs certain ongoing compensation costs, interest and public company reporting expenses.


(3) Accounts Receivable - Discontinued Operations

The components of contract receivables in discontinued operations are as follows:

                                                                        June 30,
                                                                         2009
                                                                      ----------

Billed                                                                $ 415,828
Unbilled                                                                 61,458
                                                                      ---------
                                                                        477,286
Less: net of allowance for doubtful accounts less prior
   doubtful account amounts written off                                 (14,151)
                                                                      ---------
Accounts receivable, net                                              $ 463,135
                                                                      =========





At June 30, 2009, customers exceeding 10% of billed accounts receivable were the Italian Ministry of Finance ("IMF"), 20%, Liaoning, China , 19%, and Panjin,
China, 14%. At the same date, customers exceeding 10% of revenue for the nine month period were the San Francisco Department of Technology and Information
Systems, 13%, the IMF, 19%, and Dawson County, Georgia, 14%.

At June 30, 2008, customers exceeding 10% of billed accounts receivable were international clients in China (in the aggregate), 18%, New York City Department of Environmental Engineering (NYDEP), 24%, and the Italian Ministry of Finance
("IMF"), 23%. At the same date, customers exceeding 10% of revenue were NYDEP, 23%, San Francisco Department of Technology and Information Systems, 17%, and the IMF, 13%.

Billed receivables include $10,378 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($69,186) less the net amount of funds employed by Rockland in servicing them ($58,808) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement.
Pursuant to the factoring agreement Rockland was granted a lien and security interest in all of our cash, accounts, goods and intangibles.

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

Deferred revenue (in discontinued operations) amounted to $113,775 at June 30, 2009, and represents amounts billed in excess of amounts earned. These amounts are offset by work in progress which represents work completed but not yet invoiced but included in Accounts Receivable, typically pending completion of payment milestones.


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

While we did not grant options to acquire shares of common stock during the period ended June 30, 2009, we granted options to acquire 972,144 shares of common stock during the nine months ended June 30, 2008.

There were no options exercised during the period ending June 30, 2009;
accordingly, the total intrinsic value of options exercised to date during fiscal year 2009 is $0.

Because we did not have any unvested options or warrants as of June 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the now expired Equity Compensation Plan which continues to have option grants outstanding.




Additional information regarding the status of stock options outstanding at June
30, 2009 appears in the following tables; we had no warrants outstanding at that date.

                                                          Options
                                            ------------------------------------
                                                                     Weighted
                                            Number of                Average
                                              Shares              Exercise Price
                                              ------              --------------

Outstanding
at 9/30/2008                                 5,966,432            $    0.021

Granted                                           --                   --
Expired or Cancelled                        (1,272,144)                0.040
Exercised                                         --                   --
                                            ----------            ---------
Outstanding
at 6/30/2009                                 4,694,288            $    0.014
                                            ----------            ---------

Exercisable
at 9/30/2008                                 5,966,432            $    0.021
                                                                  ---------

Exercisable
at 6/30/2009                                 4,694,288            $    0.015
                                                                  ---------

                                 Stock Options
        -----------------------------------------------------------------
            Range of                                     Weighted-average
            Exercise               Shares                Remaining Years
             Prices                                      Contractual Life
        -----------------------------------------------------------------
        $0.0048-$0.015            4,694,288                   2.36


(6) Net Loss Per Common Share.

Basic loss per share includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, when appropriate. The total number of shares of common stock issuable upon exercise of warrants and options outstanding and exercisable at June 30, 2009 and 2008, were 4,694,288 and 5,966,502, respectively.


                                                     2009                 2008
                                                     ----                 ----

Options                                            4,694,288           5,966,502
Warrants                                                --                  --
                                                   ---------           ---------
Total outstanding                                  4,694,288           5,966,502


The following table is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:





                                                                     Nine months ended June 30,         Three months ended June 30,
                                                                      2009              2008              2009               2008
                                                                   -----------       -----------       -----------       -----------
Basic EPS share quantity
 Weighted average number of shares outstanding                     145,093,553        97,214,418       239,027,734        97,214,418
 Effect of dilutive options and warrants*                                 --                --                --                --
                                                                   -----------       -----------       -----------       -----------
 Diluted weighted average EPS share quantity                       145,093,553        97,214,418       239,027,734        97,214,418


*The closing market price of PGRA on June 30, 2009 was lower than the exercise price of all outstanding options and warrants. Because of that, we assume that none of the outstanding options or warrants at that date would have been exercised and therefore none were included in the computation of diluted earnings per share for periods ended June 30, 2009. Further, for the net-loss periods we excluded any effect of outstanding options and warrants as their effect would be anti-dilutive.


(7) Supplemental Cash Flow Information

During the nine months ended June 30, 2009, PlanGraphics paid $46,215 of interest and nil for taxes. During the nine months ended June 30, 2008, the Company paid $94,808 of Interest and $1,065 for taxes.

Non-cash transactions affecting cash flow computations during the nine-months ending June 30, 2009, were:

     o Payment of amounts due in liquidation of redeemable preferred stock and accrued dividends which totaled $662,573.
     o Fair value adjustment of $91,516 to certain liabilities in discontinued operations.
     o    Cancellation of $7,414 of debt in discontinued operations.


(8)  Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary in discontinued operations are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the actual rate of exchange incurred for each transaction during the period. The total of all foreign currency transactions and translation adjustments resulted in a net loss of $60,463 during the nine-month period ended June 30, 2009.


(9) Provision for Income Taxes

At the beginning of this fiscal year we had net operating loss carryforwards of $19.9 million with expirations through 2028. At June 30, 2009, the amount of the net operating loss carryforward balance is estimated at $20.3 million. Since we are unable to determine that deferred tax assets exceeding tax liabilities are more likely than not to be realized, we have recorded a valuation allowance equal to the net deferred tax assets at September 30, 2008 and at June 30, 2009.
As a result, no provision or benefit for income tax has been recorded for the nine months ended June 30, 2009.


(10) Recently Issued Accounting Pronouncements

SFAS 107-1 and APB 28-1. In April 2009, the FASB issued Staff Position No. FAS
107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial
Instruments ("FSP FAS 107-1"). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP
FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.
We adopted FSP FAS 107-1 in the third quarter of fiscal year 2009 and have provided any additional disclosures required in Note 11.

SFAS 165. In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No.
165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date--that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. We have adopted it as seen in Note 14.




SFAS 168. In June 2009, the FASB issued Statement of Financial Accounting
Standards No. 168 ("SFAS 168"), "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement 162." SFAS 168 provides for the FASB Accounting Standards
CodificationTM (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles
("U.S. GAAP"). The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. The Company expects to adopt the use of the Codification for the period ended September 30, 2009. This will have an impact on the Company's financial statement disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.


(11) Fair Value

Fair Value Measurements. On October 1, 2008, the Company adopted SFAS No. 157,
Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This
Statement applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices.

The following table sets forth the liabilities the Company has elected to record at fair value under SFAS No. 157 as of June 30, 2009:

                                        Fair Value Measurements at June 30, 2009
                                          Using Significant Unobservable Inputs
Description                                             (Level 3)
-------------------------------------------------------------------------------

Current liabilities - discontinued operations:
    Balance before fair value adjustment                            $ 3,346,090
           Charge to accounts payable                                   (91,516)
                                                                    -----------
    Balance after fair value charge                                 $ 3,254,574
                                                                    ===========

The Company has antiquated legacy accounts payable balances in discontinued operations that are at least four years old and some as old as ten years that it believes will never require a financial payment for a variety of reasons.
Accordingly, under SFAS No. 157, (and in this case for our United Kingdom subsidiary, Financial Reporting Standard 12, "Provisions, Contingent Liabilities and Contingent Assets" ("FRS 12"), since this is where the balances are located) the Company has analyzed the accounts and recorded a charge against those legacy balances as permitted under FSR 12 in the United Kingdom reducing the balances to the amount expected to be paid out. The income recorded during the nine months ended June 30, 2009 was $91,516 and is recorded in other income from discontinued operations on the Company's Consolidated Statement of Operations.

Fair Value of Financial Instruments. The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. The carrying value of long-term investments, long-term debt and lease obligations approximates fair value.


(12) Transactions Affecting Shareholders' Equity.

On January 14, 2009, PlanGraphics, Inc., entered into a business loan in the amount of $30,000 with the holder of all of the outstanding Series A Preferred
Stock of PlanGraphics, Nutmeg/Fortuna Fund LLLP (the "Holder"), in the form of a convertible debenture ("the Debenture"). The Debenture provides for an interest rate of 6% per annum with a maturity date of February 28, 2009. Proceeds of the Debenture were applied to certain critical working capital needs. The Debenture is, in the event of default, convertible into common stock of the Company if the default is not timely cured. The Debenture is convertible in whole or in part at a conversion price on the date of conversion at the lesser of $0.002 per share or fifty percent (50%) of the average closing price for the common stock on the five trading days immediately prior to the conversion date. Conversion of the Debenture into common stock of the registrant is limited and the Holder or its affiliates, according to the terms of the Debenture agreement, may not be the beneficial owner of more than 4.99% of the total number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares permitted upon conversion by the Holder. Upon not less than 61 days notice to the Company, the Holder may increase or decrease this limitation. The issue of the Debenture was reported on Form 8-K filed with the SEC January 21, 2009. As of March 1, 2009, the Company is in default with regard to the terms of the Debenture, and the Holder has the right to require the Company to convert the amounts owing under the Debenture to common stock. The
Debenture will be liquidated concurrent with the pending merger transaction.

Issue of Common Stock. On May 29, 2009, in lieu of a cash payment, the Company issued 401,559,467 shares of the Company's common stock (the number of shares that the Company was required to issue in accordance with an agreed upon formula) to Integrated Freight Systems Inc. ("IFSI"), a Florida corporation, to satisfy our obligations for redemption of our Series A Redeemable Preferred
Stock and accrued unpaid dividends pursuant to the related Redemption Request.
The issuance resulted in a change in control of the Company, with IFSI owning
80.2% of the shares of common stock issued and outstanding after giving effect to the issuance. The shares of Common Stock were issued in reliance on the exemption from registration provided in Section 4(2) of the Securities Act. No commissions or fees were paid in connection with the redemption. The certificates representing the shares were issued with a restrictive legend.


(13) Results of Discontinued Operations

The discontinued operations of PGI-MD, our operating subsidiary, will continue to fund our limited continuing operations until PGI-MD is sold and the pending merger of PGRA into Integrated Freight are completed. Therefore we are providing the financial position and the operating results for PGI-MD in the disclosures below.

                              Statement of Financial Position - Discontinued Operations

                                                                         June 30,             September 30,
                                                                          2009                     2008
                                                                      -------------        ------------------
                                                                       (Unaudited)            (Derived from
                                                                                            audited financial
                                                                                                statements)

Cash and cash equivalents                                              $     1,164              $       202
Accounts receivable, less allowances for doubful
  accounts of $14,151 and $49,718                                          463,136                  733,472
Prepaid expenses and other                                                  24,150                   20,405
Equipment and furniture net of accumulated depreciation
  of $353,864 and $345,948                                                  15,433                   23,169
Software development costs, net of accumulated
  amortization of $904,201 and $822,986                                    107,334                  187,743
Other assets                                                                 6,642                    8,016
Notes - payable current maturities                                         (22,665)                 (34,982)
Notes payable to related parties                                           (13,750)                    --
Accounts payable                                                        (2,771,198)              (2,644,056)
Accrued payroll costs                                                     (206,697)                (188,075)
Accrued expenses                                                          (126,488)                (136,585)
Deferred revenue and prebillings                                          (113,776)                (312,303)

                                                                       -----------              -----------
Net liabilities of discontinued operations                             $(2,636,715)             $(2,342,994)
                                                                       ===========              ===========





                                                 Discontinued Operations Income Statement

                                           For the three and nine month periods ended June 30,
                                                             (Unaudited)

                                                                         Nine months ended                   Three months ended
                                                                  -----------------------------       -----------------------------
                                                                     2009               2008             2009              2008
                                                                  -----------       -----------       -----------       -----------

Revenues from discontinued operations                             $ 1,569,405       $ 2,942,492       $   359,742       $   872,437

Costs and expenses:
  Direct contract costs                                               765,052         1,738,745           201,130           491,383
  Salaries and employee benefits                                      648,025           774,290           190,582           239,641
  General and administrative expenses                                 339,121           334,446            84,570           108,767
  Marketing expenses                                                    3,315            14,043             2,730             7,438
  Other operating expenses                                            103,086           167,404            29,494            54,316
                                                                  -----------       -----------       -----------       -----------
         Total costs and expenses                                   1,858,599         3,028,928           508,506           901,545
                                                                  -----------       -----------       -----------       -----------
         Operating loss from discontinued operations                 (289,194)          (86,436)         (148,764)          (29,108)

Other income and expense - discontinued operations:
  Other income                                                        127,139            63,365             3,533            19,985
  Interest expense                                                    (42,773)          (65,541)           (6,843)           (3,602)
                                                                  -----------       -----------       -----------       -----------
                                                                       84,366            (2,176)           (3,310)           16,383
                                                                  -----------       -----------       -----------       -----------
         Loss from discontinued operations                        $  (204,828)      $   (88,612)      $  (152,074)      $   (12,725)
                                                                  ===========       ===========       ===========       ===========


(14) Subsequent Events.

Subsequent events have been evaluated through August 13, 2009, one day prior to the date these consolidated financial statements are being issued. The events below required disclosure.

Stock Purchase Agreement. The Company has entered into a stock purchase agreement that has an effective date of May 1, 2009. The agreement contemplates the issue of shares of common stock to Integrated Freight in redemption of the then outstanding Series A Redeemable Preferred Stock and accrued dividends which has since then resulted in a change in control of PlanGraphics. Integrated
Freight, as the 80.2% majority stockholder of PlanGraphics, has demanded a special shareholders' meeting at which the stockholders of PlanGraphics are expected to approve the spin-off of PGI-MD to John Antenucci, our chief executive officer; a reverse stock split; and a merger of PlanGraphics into Integrated Freight. The merger is a statutory merger under both Colorado and Florida corporate law. The stock purchase agreement is filed with this report as
Exhibit 2.1.

Convertible Promissory Note. On July 16, 2009, the Company entered into a business loan in the amount of $20,000 with an unrelated entity, Tangiers
Investors LP (the "Holder"), in the form of a convertible promissory note ("the
Note"). The Note provides for an interest rate of 8% per annum with a maturity date of January 15, 2010. The note bears interest at 8% per annum and has a maturity date six months from the date of issue at which time the accrued interest is due. Default rate of interest is 15% if the note is not cured within 20 days of maturing. The Holder of the note has the right to convert the principal amount into common stock of the Company at 65% of the three lowest volume weighted average prices of the Company's common stock during the 10 day trading period preceding the conversion notice. Any shares that may be issued pursuant to the promissory note are issuable only if an effective registration statement is available to cover the shares or if an exemption from registration is available under Rule 144 of the 1933 Act. Proceeds of the Note were applied to certain working capital needs.





ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

                     Executive Summary of PlanGraphics, Inc.

    Historically PlanGraphics has been a full life-cycle systems integration and implementation firm, providing through its operating subsidiary a broad range of services in the design and implementation of information technology related to spatial information management in the public and commercial sectors.

    As a result of the pending spin off of our operating subsidiary PGI-MD and the pending merger of PGRA into Integrated Freight, we have reclassified our financial records to disclose results by continuing operations for PGRA and discontinued operations for PGI-MD as required by SFAS 144. PGI-MD is now considered and asset held for sale and therefore reported as discontinued operations. In view of this reclassification, during the nine month period ended June 30, 2009, the Company's continuing operations consisted of primarily of satisfying continuous public disclosure requirements and seeking to identify prospective buyers for our operating subsidiary.

    The Company has been funded in recent years from equity placements, revenue from discontinued operations, and loans from officers and employees. All such capital raised or revenue realized was allocated to working capital for application to costs and expense, general and administrative costs, interest expense, and software development costs.

                    Management's Plan for PlanGraphics, Inc.

Management's Plan for PlanGraphics, Inc. PlanGraphics has experienced declining revenues in the past several years. The costs for audits, legal advice and other items related to the Company's SEC reporting and maintaining its status as a public company are significant and are having an adverse effect on our ability to successfully operate our core business. Based on this combination of declining revenues and increasing costs, in 2003, the Company's Board of Directors began examining strategic alternatives for PlanGraphics and retained a number of specialist investment banking firms to assist with this process.
Through these efforts, and in parallel with efforts to maintain and build on our traditional lines of business, the Board has concluded that in order to provide shareholders with some opportunity for achieving value on their investment
PlanGraphics needs to aggressively pursue the option of deriving value from one or more of the assets of the corporation. One such option that the Company has pursued in recent years is the spin-off of PGI-MD and the sale of PlanGraphics, the public entity, to a private company interested in becoming a publicly traded corporation.

Recently, the Nutmeg Group, an investment banking entity that originally purchased $500,000 of our Series A Redeemable Preferred Stock in 2006, presented the Company with such a private company, Integrated Freight Systems Inc., having a desire to become a publicly traded company. Shortly thereafter, Integrated
Freight purchased the preferred stock and accrued dividends from Nutmeg.

The Company has issued 401,559,467 shares of its common stock in satisfaction of the redemption payment obligations for its outstanding Series A Redeemable
Preferred Stock to Integrated Freight Systems, Inc., who had purchased the preferred stock from the Nutmeg Group. The issue of these shares resulted in a change in control of PlanGraphics. Integrated Freight, as the 80.2% majority stockholder of PlanGraphics, has demanded a special shareholders' meeting at which the stockholders of PlanGraphics are expected to approve the spin-off of PGI-MD to John Antenucci, our chief executive officer; a reverse stock split;
and a merger of PlanGraphics into Integrated Freight. The merger is a statutory merger under both Colorado and Florida corporate law. See also Note 14, Subsequent Events.




                               Financial Condition

The following discussion of liquidity and capital resources addresses our requirements and sources as of June 30, 2009 and should be read in conjunction with the accompanying unaudited consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended
September 30, 2008, appearing in our FY 2008 Form 10-KSB. Readers should take into account the auditor's going concern statement as well as the liquidity caution appearing in Note B of the September 30, 2008 financial statements. The
Company's cash needs for continuing operations have historically been met by funds provided by its operating subsidiary which is now reclassified into discontinued operations.

Cash Flow

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 1998 through 2008, we experienced significant losses with corresponding reductions in working capital and net worth, excluding the impact of certain one time gains.
Our revenues and backlog have also decreased substantially during the past two years. We have struggled to maintain a minimal cash flow necessary to meet our barebones operating and capital requirements and have been be forced to restrict operating expenditures to match available resources. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We continue to experience significant liquidity issues that cause us to finance the needed resources with funds from now discontinued operations and accretion of amounts owed to creditors. As a result, from time to time we have delayed payment of subcontractor invoices. As of June 30, 2009, we had a net working capital deficit of ($3,110,057) compared with a net working capital deficit of ($3,469,474) at September 30, 2008.

Cash provided by operations. In the nine months ended June 30, 2009, operations used net cash of $35,472, as compared to $159,424 provided by operations during the period ended June 30, 2008. This $194,896 change from the prior year was primarily a result of:

A decrease of $104,150 in cash used to fund our current year net loss of $392,687 versus $288,537 for the prior year plus a net change of $22,516 for changes in operating assets and liabilities of continuing operations which decreased the cash used, plus a decrease of $113,262 in cash provided by discontinued operations. The latter decrease was a result of gains from extinguishments of debt and from the application of fair value accounting to certain aged payables.

Cash used by investing activities. In the period ended June 30, 2009, investing activities used cash of $806 versus $62,308 used in investing activities during the period ended June 30, 2008. The primary reason for the change was decreased purchases of software for future use in the current period. All activity was from discontinued operations.

Cash provided by and used in financing activities. During the period ended June
30, 2009, financing activities provided $37,127 as compared to net cash used of $174,677 in financing activities in the period ended June 30, 2008. The change was mainly a result of proceeds received from the issue of a convertible debenture in continuing operations and a related party note payable in discontinued operations versus the paydown of debt in discontinued operations in the prior year period.

Accounts receivable balances at June 30, 2009 and 2008, have been reclassified in the current presentation to "current assets of discontinued operations" on our balance sheets.

The parent company depends on revenues and accounts receivable collections by discontinued operations to fund the administration of the parent company pending completion of the merger with Integrated Freight. Therefore the elevated levels of aged accounts receivable we experience periodically, coupled with the need to finance activities with cash from discontinued operations, places cash flow constraints on the Company requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs.




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

While we had a workable factoring arrangement and we have previously raised funds from the sale of redeemable preferred stock and the issue of a convertible debenture, our operations have continued to be severely impacted by liquidity issues and the contracting US economy during this reporting period; we expect that to continue through the end of calendar year 2009.

The backlog and assignments as of June 30, 2009, for our discontinued operations amount to approximately $527,309, of which approximately $464,000 is funded. The decrease in backlog and assignments over the past two years was caused by the natural drawdown of multi-year contracts, suspension and cancellation of some assignments as an outcome of declining client budgets and an overall reduction of project opportunities in the current recessionary business environment.

Congress recently passed the American Recovery and Reinvestment Act of 2009
("the Bill") which is intended to inject about $800 billion into the United
States' economy. While it is premature to predict exactly how the passage of the Bill may impact the spending patterns of state and local governments, particularly in the IT and GIS arenas, passage of the Bill and implementation of its programs is expected to have a positive effect on our operating subsidiary's primary customers' capacity to restore funding to existing long-term contracts and to develop and fund new projects for which our services would be required.
Tangible evidence of expanded purchasing by our traditional customer base has yet to be established and the prospects for maintaining even the status quo appear to be quite limited.

                              Results of Operations

Results of operations for the three months ended June 30, 2009

Revenues

With the reclassification assigning financial results to continuing operations and discontinued operations we are not reporting revenue here because none is generated by our continuing operations.

Costs and Expenses -Continuing Operations

Total costs and expenses for the quarter ended June 30, 2009 amounted to $61,300, a $9,090 increase over the $52,210, for the quarter ended June 30, 2008. This 17% increase is primarily due to increased general and administrative costs.

Salaries and benefits decreased by approximately $3,517, or 19%, as a result management's decision to reduce the work week to 32 hours pending receipt of new contracts. General and administrative expenses increased $12,607, or 37%, primarily as a result of increased legal costs related to the pending merger transaction.




Operating Loss from Continued Operations

We reported an operating loss from continuing operations of $61,300 for the quarter ended June 30, 2009, as compared to an operating loss of $52,210 in the prior year. This decrease is primarily attributable to increased general and administrative costs.

Interest expense increased $3,241, or 90%, from the prior year period as a result of dividend expense accrual terminating when we redeemed the Series A
Preferred Stock and accrued dividends with the issue of common stock.

Loss from continuing operations increased $1,977, or 3%, as a result of the above.

Discontinued operations experienced an increase in operating losses of $119,656, or 411%, primarily as a result of a $512,695 decrease in revenues; the $393,039 decrease in total costs and expenses was insufficient to offset the decrease in revenues.

Other income and expense from discontinued operations experienced a decrease of $19,493 from the prior year period resulting in a loss from discontinued operations of $152,074.

The Company is reporting a net loss of $221,220 for the current year period compared with the prior year period's loss of $79,894. The $141,326 increase in net loss stems primarily from reduced revenue in discontinued operations and from the other items noted above.

Results of operations for the nine months ended June 30, 2009

Revenues

As noted above, our continuing operations do not generate revenue and, accordingly, we are not reporting revenues.

Costs and Expenses from Continuing Operations

Total costs and expenses for the nine months ended June 30, 2009, amounted to $149,552, a $5,329 reduction from $154,881 for the same period ended June 30, 2008. This 3% decrease is primarily due reductions in salaries and benefits.

Salaries and benefits decreased by $5,868, or 11% as a result of the decision to change to a four day workweek. General and administrative expenses increased by $994 primarily as a result of increased legal fees related to the pending merger transaction; and, finally, marketing expense decreased $455.

Operating loss from continuing operations decreased $5,329, or 3%, as a result of the above items.

Interest expense amounted to $38,307 in the current nine month period compared with $45,041 during the same period of the prior year; the decrease of $6,734, or 15%, occurred because the redemption of outstanding preferred stock caused further accrual of related dividends to cease.

Loss from continuing operations amounted to $187,859 in the current year period compared to $199, 922 in the prior year. The 6% decrease resulted from the items noted above.

Discontinued operations incurred an operating loss of $289,194 in the current period versus an operating loss of $86,436 in the prior year period. The
$202,758 increase resulted primarily from a decrease of $1,373,087 in revenues;
the decrease of $1,171,329 in total costs and expenses was insufficient to offset the drop in revenue. While direct contract costs decreased 56%, salaries and employee benefits decreased only 14%.

Other income and expenses from discontinued operations amounted to income of $84,366 in the current year versus an expense of $2,176 in the prior year. The primary cause was income recognized from the applications of fair value accounting to certain aged payables.




Loss from discontinued operations for the current year amounted to $204,828 versus $88,612 in the prior year.

Net loss for the Company in the current year period is $392,687 versus $288,534 in the prior year. The $104,153 increase resulted from the items noted above.

Income Taxes and Deferred Tax Valuation Allowance -- FY 2009

We reported net loss of $392,687 for the nine months ended June 30, 2009.
Coupled with losses in prior years, we have generated a sizeable federal tax net operating loss, or NOL, carryforward which totals approximately $20.3 million as of June 30, 2009, compared to $19.9 million at September 30, 2008. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the period ended June 30, 2009.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Subcontractor Claim. On December 22, 2008, a subcontractor, Sanborn Map Company,
Inc. ("Sanborn"), asserted in a summons filed in the District Court for Douglas
County, Colorado, that it was entitled to recover an outstanding amount of $896,475 plus certain unpaid retainage of $18,501 earned for work as a subcontractor to the Company's operating subsidiary, PlanGraphics of Maryland.
All amounts had been previously recorded in the Company's financial records. The case was moved to the U.S. District Court for the District of Colorado (case #
09-cv-0332-RPM). The Company is aggressively defending its interests and has challenged the fees sought. As a result, the Company recently entered into settlement conferences and mediation with Sanborn during July 2009.


Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading "Risk Factors" in our Annual Report on Form 10-KSB filed on January 21, 2009, which could materially affect our business operations, financial condition or future results.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. Other any risks associated with the pending transaction with Integrated Freight as described herein and as referenced in the filing of the S-4 registration statement by Integrated
Freight, There have been no material changes to our risk factors since the filing of our Form 10-KSB.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued 401,559,467 shares of its common stock on May 29, 2009, to Integrated Freight. The shares of Common Stock were issued in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933. We issued the shares in lieu of making a cash payment for redemption of our outstanding Series A Redeemable Preferred Stock and related accrued dividends. No commissions or fees were paid in connection with the redemption.
The certificates representing the shares were issued with a restrictive legend.

On July 16, 2009, we issued a Convertible Promissory Note in exchange for a business loan of $20,000 borrowed from an unrelated entity. The Promissory Note requires that any shares issued pursuant to the note be covered by an effective registration statement or a valid exemption to Rule 144. If neither is available, we will rely upon Section 4(2) of the Securities Act of 1933 for the issue of any shares should the Promissory Note be converted into common stock;
the certificates will contain a restrictive legend.


ITEM 6. EXHIBITS.

(a) Exhibits:

Exhibit 2.1, Form of Stock Purchase Agreement, effective May 1, 2009, by
PlanGraphics, Inc. et al, and filed on page 23 of this report,

Exhibit 4.1, Convertible Promissory Note dated July 16, 2009, by PlanGraphics,
Inc., and filed on page 28 of this report.

Exhibit 31.1, Section 302 Certification for the principal executive officer, dated May 20, 2009, and filed on page 35 of this report.




Exhibit 31.2, Section 302 Certification for the principal financial officer, dated May 20, 2009, and filed on page 36 of this report.

Exhibit 32.1, Sarbanes-Oxley Section 906 Certification for Chief Executive
Officer, dated May 20, 2009, and filed on page 37 of this report.

Exhibit 32.2, Sarbanes-Oxley Section 906 Certification for principal financial officer, dated May 20, 2009, and filed on page 38, of this report.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PLANGRAPHICS, INC .

Dated:  August 14, 2009



                                    /S/  Fred Beisser

                                    Frederick G. Beisser
                                    Senior Vice President-Finance,
                                       Secretary & Treasurer
                                    (Principal financial and accounting officer)


                                       22