Form 10-K
period 2009-09-30
PLANGRAPHICS INC
filed 2010-01-13
CIK 783284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended September 30, 2009
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000–14273

PLANGRAPHICS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

16827 Livingston Road, Lutz, Florida	33559-7615
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (888) 623-4378

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, no par value	(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			Yes ☐	No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.			Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐	No ☒
The aggregate market value* of the voting and non-voting common equity held by non-affiliates:		$235,001

* Computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of our common stock outstanding at January 11, 2010 was:		1,907,000,462

DOCUMENTS INCORPORATED BY REFERENCE

We have not incorporated any documents by reference.

SUMMARIES OF REFERENCED DOCUMENTS

This annual report on Form 10-K contains references to, summaries of and selected information from agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this annual report or to other reports we have filed with the U.S. Securities and Exchange Commission. The summaries of and selected information from those agreements and other documents are qualified in their entirely by the full text of the agreements and documents, which you may obtain from the Public Reference Section of or online from the Commission. See “Where You Can Find Additional Information About Us And Exhibits” for instructions as to how to access and obtain this information. Whenever we make reference in this annual report to any of our agreements and other documents, the references are not necessarily complete and you should refer to the exhibits attached to the registration statement of which this annual report is a part for copies of the actual contract, agreement or other document.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10–K and the information incorporated by reference may include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements in these sections.

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements. While we make these forward–looking statements based on various factors and derived using numerous assumptions, we have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

These important factors include those that we discuss in this annual report under the caption “Risk Factors”, as well as elsewhere in this annual report. You should read these factors and the other cautionary statements made in this annual report as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND AGREEMENTS AND OTHER DOCUMENTS REFERRED TO
IN THIS ANNUAL REPORT

We file reports with the U.S. Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. You may read and copy any reports and other materials we have filed with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site at which you may obtain all reports, proxy and information statements, and other information that we file with the Commission. The address of that web site is http://www.sec.gov.

PART I

Item 1. Business.

Our corporate and business history -

“We”, “our” and “us", as used in this annual report, refer to PlanGraphics, Inc., and includes the following wholly owned subsidiaries, during the applicable periods:

PlanGraphics, Inc., a Maryland corporation, (“PGI-MD”) our only subsidiary until December 27, 2009, when we sold it.
Integrated Freight Corporation, a Florida corporation, between December 3 and 23, 2009, when we merged Integrated Freight into us.
Morris Transportation, Inc., an Arkansas corporation, beginning December 23, 2009, when we acquired it by merger with Integrated Freight.
Smith Systems Transportation, Inc., a Nebraska corporation, beginning December 23, 2009, when we acquired it by merger with Integrated Freight.

The address of our principal executive offices is 16827 Livingston Road, Lutz, Florida 33559-7615, and our telephone number at that address is 888-623-4378. The address of our web site is www.integrated-freight.com.

We were incorporated as DCX, Inc. in Colorado in 1981. In 1997, we acquired all of the outstanding shares of PGI–MD and, in 1998, changed our name to Integrated Spatial Information Solutions, Inc. from DCX, Inc. In 2002, we changed our name to PlanGraphics, Inc. from Integrated Spatial Information Solutions, Inc.

As of May 1, 2009, Integrated Freight acquired 401,599,467 shares, or 80.2 percent, of our issued and outstanding common stock, in redemption of 500 shares of our issued and outstanding preferred stock which we had sold for $500,000 to the Nutmeg/Fortuna Fund LLLP in 2006. Nutmeg/Fortuna Fund is a private investment company, which is now in receivership in Chicago, Illinois. Integrated Freight paid Nutmeg/Fortuna Fund 1,307,822 shares of its common stock and a one-year promissory note in the amount of $167,000 to purchase our preferred stock. At the date of this transaction, the preferred stock had a cash redemption value of $562,573.12, including accrued and unpaid dividends, which we were unable and had no reasonable expectation of being able to pay upon demand. The redemption request submitted by Nutmeg/Fortuna Fund included an offer for redemption of the preferred stock and accrued and unpaid dividends by the issuance of our common stock, the number of shares to be determined by dividing the redemption value by $0.0016, which represented the per share volume weighted average of the highest and lowest closing prices for our common stock published by OTC Bulletin Board for the period of February 15 to April 15, 2009.

Negotiations for the sale and purchase of our preferred stock and the related transactions were conducted over a period of several months. The negotiations involved Nutmeg/Fortuna Fund’s management company and the managements of Integrated Freight and us. Prior to the commencement of the negotiations, there was no then existing or former relationship between and among any of the parties to the negotiations or their respective controlling stockholders. At and prior to the commencement of negotiations, Integrated Freight had been exploring “reverse mergers” with reporting “shell companies”, as defined in the federal securities laws, trading on the OTC Bulletin Board, as a means of acquiring a public stockholder base and an existing public market. By itself, Integrated Freight has only seventeen stockholders, an insufficient number it believed to initiate a public market of its own by filing a Form 10 registration statement with the Commission. As a publicly traded company, its management believed it would be able to more easily obtain equity and debt funding than it could as a privately held company, and publicly traded stock would be more readily acceptable to stockholders of companies Integrated Freight would want to acquire at least partially for stock. Furthermore, the two acquisitions it had made included an obligation for Integrated Freight to become a publicly traded company. Integrated Freight had been offered control of “public shell companies” for prices in the range of $300,000. Integrated Freight decided to utilize us as its vehicle to achieve a public market, because we do not have the stigma of having been a “shell company”. Valuing its stock at $0.10 per share at that time, Integrated Freight concluded that the stock and note it was able to negotiate with Nutmeg/Fortuna Fund was within the price range it would have to pay for an alternative, reporting, OTC Bulletin Board shell company, with the added benefit of deferring the cash portion of the price with the one-year note.

Integrated Freight originally intended to merge us into itself, thus succeeding to our registration under the Securities Exchange Act of 1934 and our public market. In a related transaction, we were to sell PGI-MD to our then director and chief executive officer, John C. Antenucci. Integrated Freight was not interested in continuing the business of PGI-MD, which had been experiencing poor financial performance as a publicly traded company and was facing either bankruptcy or voluntary termination of its securities registration, or both. Mr. Antenucci believed that PGI-MD represented a viable business as a privately owned company, and as its founder, was interested in purchasing PGI-MD from us. See “Terms of our sale of PGI-MD”, below.

This merger and the related reverse stock split and sale of PGI-MD (as our only substantial asset, at that time) required stockholder approval under Colorado corporation law pursuant to an effective registration statement on Form S-4 under the Securities Act of 1933. This created uncertainty as to when an effective date for the registration statement and the stockholder vote would occur. As a consequence of this uncertainty, Integrated Freight found it could not obtain sufficient debt or equity funding it needed (a) to complete the audits and reviews of financial statements required to amend the pending registration statement on Form S-4 and (b) pursue and close additional acquisitions it was negotiating.

Our combination with Integrated Freight was restructured as a parent – subsidiary merger under Colorado and Florida law, thus eliminating the need for stockholder approval of the merger and the sale of PGI-MD (no longer a substantial asset, after the merger) and an effective registration statement on Form S-4. The new structure was approved by both Integrated Freight and us concurrently on November 10, 2009. At that date, the same five persons served on Integrated Freight’s board and on our board.

In furtherance of the restructured transaction, we acquired 93.797 percent of the issued and outstanding common stock of Integrated Freight, including all of the stock it was obligated to issue, in exchange for 1,406,284,229 shares of our authorized but unissued common stock. We acquired the Integrated Freight stock from The Integrated Freight Stock Exchange Trust, a Florida business trust (“Trust”) established to hold all of Integrated Freight’s common stock for purposes of the exchange and all of our stock which was owned by Integrated Freight. At the conclusion of this transaction, the Trust now owns 94.8 percent of our issued and outstanding common stock. On December 23, 2009, we merged Integrated Freight into us.

In order to achieve the additional outcomes that would have resulted from the original transaction structure, we have filed a preliminary Schedule 14C information statement with the Commission for a special stockholders meeting at which the following actions will be approved by the Trust:

  •       a reverse stock split in a ratio of one new share for each 244.8598 shares of our issued and outstanding common stock;

•	a change of our name to Integrated Freight Corporation; and
•	a change in our state of incorporation to Florida from Colorado.

Following the approval of these actions by our stockholders, we will issue an additional number of our shares of common stock to:

•     the Trust so that it can transfer to its beneficiaries one of our shares for each share of Integrated Freight deposited into the Trust and which would have been deposited into the Trust by persons to whom Integrated Freight was obligated to issue shares but had not yet delivered certificates;

•     two other stockholders of Integrated Freight who did not deposit their certificates with the Trust, one of our shares for each share of Integrated Freight which they owned prior to the merger.

The reverse stock split ratio was based on two factors. First, the number of shares held by Integrated Freight’s stockholders after the merger would be equal to the number of shares they held on May 1, 2009. Second, the number of shares held by Integrated Freight’s stockholders after the merger would be equal to ninety percent of our issued and outstanding common stock. The balance of ten percent would be held by public stockholders, the Nutmeg/Fortuna Fund, PGI-MD, Mr. Antenucci and Frederick G. Beisser. See “Terms of our sale of PGI-MD”, below. The 90:10 ratio was in the range of stock ownership percentages that Integrated Freight had been offered in transactions with alternative, reporting, OTC Bulletin Board shell companies.

The restructured transaction and the additional actions to be taken subject to stockholder approval, as described above, will have the same outcome for stockholders and the constituent companies as the original structure of the transactions.

The principal business of PGI–MD beginning at inception to the present is life–cycle systems integration and implementation, providing a broad range of services in the design and implementation of information technology solutions within the public and commercial sectors. Our customers have primarily included federal, state and local governments, utility companies, and commercial enterprises in the United States and foreign markets. PGI-MD’s focus and specialty is on spatial information management technologies, including web–enabled GIS and applications. Spatial information management systems, which include GIS, provide a means for accessing, managing, integrating, analyzing and interpreting disparate data sets that require locational or “spatial” information by relating the geographic location of a feature or event to other descriptive information. GIS software allows data, in both graphic or map format and alphanumeric data to be combined, segregated, modeled, analyzed and displayed, thus becoming useful information for managers. This was also our only business until December 3, 2009, when we acquired the stock of Integrated Freight. We completed the sale of MDI-PG to Mr. Antenucci on December 27, 2009.

Integrated Freight was incorporated in Florida on May 13, 2008 by Paul A. Henley, its founder, under the name of “Integrated Freight System, Inc.” We changed our name to Integrated Freight Corporation on July 27, 2009. Mr. Henley is currently one of our directors and our chief executive officer. Mr. Henley founded Integrated Freight for the purpose of acquiring and consolidating operating motor freight companies. Integrated Freight acquired our two existing business units, which are:

Company Name	Year Established	Acquisition Date
Morris Transportation, Inc.	1998	As of September 1, 2008
Smith Systems Transportation, Inc.	1992	As of September 1, 2008

We are operating these subsidiaries as independent companies under the management of their founders and stockholders from whom we purchased them. We expect this management arrangement to continue until we have paid the cash and note component of the acquisition consideration, after which we intend to gradually combine and consolidate the elements of their operations that are duplicative.

Overview of Our Truck Transportation Business

We are, beginning December 27, 2009, exclusively a motor freight carrier providing truck load service primarily in two markets in the mid-West United States. We do not specialize in any specific types of freight or commodities. We carry dry freight, refrigerated freight and hazmat and hazwaste (hazardous materials and waste). We provide long-haul, regional and local service to our customers.

Our Strategy

Truck transportation in general has suffered during the current economic recession. Over 3,000 trucking companies are believed to have ceased operations in 2008. We believe the trucking companies that have survived in the current economic recession, whether presently profitable or marginally unprofitable, represent good future value at the prices for which we believe many of them can be acquired. Many of them will not survive longer without debt and equity funding and cost reductions which they are unlikely to obtain individually. When our economy recovers, we believe that the demand for truck transportation services will return to pre recession levels, with an initially inadequate supply of trucks to meet demand. When the economic recovery occurs, which we cannot predict, we believe we will be well positioned to fill part of the demand for over-the-road freight services.

We intend to continue acquiring well established trucking companies when we can do so at prices which we deem to be advantageous. In the alternative, we may acquire assets. We also plan to expand beyond our truckload service through acquisitions into logistics, brokering, less than a load (LTL) and expedite/just-in-time services, as opportunities are presented to us.

We believe that we can achieve savings in operating costs by centralizing certain common functions of our subsidiaries, such as fuel and tire purchasing, billing and collections, dispatching, maintenance scheduling and other functions. We believe that with a larger service territory and customer base than any one subsidiary would have working alone, we will be able to achieve greater efficiencies in route and equipment utilization.

Our Markets

Historically our subsidiary companies have operated in well-established geographic traffic lanes or routes. These lanes are defined by our customers’ distribution patterns. Because there is some overlap within the most heavily traveled lanes, especially between points in the upper Midwest and Texas, management believes that it will continue to realize increased cost and productivity improvements.

The following map displays information about the lanes our trucks most routinely or most frequently travel.

Integrated Freight Systems, Inc. as of May 1, 2009
Truck lanes
Headquarters
Regional office
Terminals
Drop yards
Albers equal area projection
WASHINGTON
MONTANA
NORTH DAKOTA
MINNESOTA
OREGON
IDAHO
SOUTH DAKOTA
WYOMING
NEBRASKA
IOWA
NEVADA
UTAH
COLORADO
CALIFORNIA
MISSOURI
ILLINOIS
INDIANA
OHIO
PENNSYLVANIA
NEW YORK
MAINE
WEST VIRGINIA
VIRGINIA
KENTUCKY
ARIZONA
NEW MEXICO
ARKANSAS
MISSISSIPPI
ALABAMA
GEORGIA
TEXAS
LOUISIANA
NORTH CAROLINA
PACIFIC OCEAN
ATLANTIC OCEAN
GULF OF MEXICO
THE BAHAMAS

*A drop yard is a temporary or semi permanent location we rent where we store trailers when not in use between pick-ups and deliveries. Typically, we rent drop yards in terminal facilities of other motor freight carriers, which provide security.

Our Customers and Marketing

We serve approximately 175 customers on a regular basis. The following table presents information regarding our relationship with our customers derived from analysis of our operating data. Although we do not have contracts with any of these customers, we have long-standing relationships with most of them.

The following table presents information regarding the percentage-of-revenue concentration of the business with our customers.

Four customers	Up to 35%
All other customers	65% or more

The following table presents information regarding the average length of our trips.

Longest haul (overnight)	1,950 miles
Shortest haul	175 miles
Average haul	850 miles

Ninety-eight percent of the freight we haul is dry van freight. The following table presents information regarding the approximate percentage makeup of the freight we haul.

Forest and paper products	38%
Hazmat and hazwaste	39%
All other freight (freight of all kinds – FAK)	23%

Marketing

Mr. Morris, Mr. Smith and one sales person specializing in hazmat and hazwaste constitute our sales and marketing force. We have no formal marketing plan at the present time. We attend relevant trade shows and trade association meetings, and seek to maintain good relations with our existing customers. As we grow our carrier base, of which there is no assurance, we plan to establish a central marketing group that will support the sales and customer service efforts of each subsidiary.

Our People

We believe our employees are our most important asset. The following table presents information about our employees.

Drivers - company	75
Drivers – independent contract*	48
Platform and warehouse	2
Fleet technicians	6
Dispatch	6
Sales	1
Office	3
Administrative and Executive	5

*This is an average number. The number of our contract drivers, who typically own or lease from third parties the tractors they drive, varies depending on our needs. The average number of contract drivers we employed during calendar 2009 was forty-six.

None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good. We offer basic health insurance coverage to all employees.

Our Drivers

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. All of our drivers must have three years of verifiable driving experience, a hazmat endorsement (if hauling hazmat), no major violation in the previous thirty-six months and comply with all requirements of employment by federal Department of Transportation and applicable state laws.

We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass DOT required tests prior to assignment to a vehicle.

We primarily pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. Drivers also are eligible for bonuses based upon safe, efficient driving. We pay independent contractors on a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance, and repairs.

Competition in the trucking industry for qualified drivers is normally intense. Our operations have been impacted, and from time-to-time we have experienced under-utilization and increased expense, as a result of a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers. Our average annual turn-over rate is less than twenty percent, compared to an industry average of forty-three percent as published in Transport Topics, January 4, 2010.

Our Operations

We currently conduct all of our freight transportation operations, including dispatch and accounting functions, from the headquarters facilities of our operating subsidiaries, using different information management systems and personnel that were employed when acquired our operating subsidiaries. These arrangements produce many overlaps and duplications in facilities, office systems and personnel. We believe that these operating arrangements provide less than optimal results. We intend to centralize many of these functions, as noted above. Centralization is subject to obtaining adequate internal or external financing, of which there is no assurance.

Our Revenue Equipment

The following table presents information regarding our revenue producing equipment.

Power units (tractors) – sleeper	86
Power units (tractors) – day cab	2
Trailers
Flatbed	6
Dry van	329
Refrigerated	30
Other specialized	9
Tanker	9

The average age of our power units is approximately 3.8 years. All of our power units are GPS equipped. The majority of our power units are Freightliner vehicles. This uniformity allows for reduced inventory of parts required by our maintenance departments. In addition, the training required for our technicians is greater focused on a primary product line. We replace our power units at approximately four years of age. The average age of our trailers is approximately 3.3 years for general freight and twelve years (as needed) for hazmat and hazwaste which may sit idle for extended periods of time. We maintain all of our revenue producing equipment in good order and repair.

We believe we have an optimal tractor to trailer ratio based upon our current and anticipate customer activity.

Our planned acquisition of assets in the bankruptcy of Gulf Coast Transport and affiliated companies of Sunnyvale, Texas

We have submitted an Asset Purchase Agreement to the Bankruptcy Court for the Northern District of Texas which, if approved by the creditors of Gulf Coast Transport, will enable us to purchase for $250,000 the intangible assets of the bankruptcy debtors, including customer information. In a related transaction, subject to approval of the asset purchase agreement, we intend to renegotiate the financing of approximately 140 tractors and 350 trailers which have been operated by Gulf Coast Transport, and to acquire, subject to renegotiation of the mortgage, approximately thirteen acres of property in Sunnyvale, Texas which Gulf Coast Transport has used as its headquarters office, terminal and yard. There is no assurance we will obtain creditor approval of the asset purchase agreement and related transactions.

Diesel Fuel Availability and Cost

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices have fluctuated dramatically and quickly at various times during the last three years. They remain high based on historical standards and can be expected to increase with increased demand for truck transportation in a recovering economy.  We actively manage our fuel costs with volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2008, over eighty-five percent of our fuel purchases were made at contracted locations.

To help further reduce fuel consumption, we began installing auxiliary power units in our tractors during 2007.  These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engine.  We anticipate having these units installed in approximately ninety-six percent of our company-owned fleet by December 31, 2010.

Our cost-cutting measures include utilizing technology such as Peoplenet and carrierweb to monitor travel speed/idling/rpms/high overspeed operations. In addition, governing the top speed of our power units helps reduce our fuel costs. We are installing the newly designed roll resistant, and thus more fuel efficient, tires as replacements are needed.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of December 31, 2009 (our most recently completed fiscal year), we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Our Competition and Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The estimated total revenues from this industry sector are $255.5 billion annually. The transportation industry is highly competitive on the basis of both price and service. The trucking industry is comprised principally of two types of motor carriers: truckload and less than a load, generally identified as LTL. Truckload carriers generally provide an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route those shipments through service centers, where freight may be transferred to other trucks with similar destinations for delivery. All of our service is truckload service.

The surface freight transportation market in which we operate is frequently referred to as highly fragmented and competitive. There are an estimated 360,000 motor freight companies in the United States, with ninety-six percent operating twenty-eight or fewer trucks. Even the largest motor freight companies haul a small percentage of the total freight. The following table presents information regarding the estimated percentage of freight hauled by the largest trucking companies compared to all other trucking companies.

Ten largest trucking companies	16.4%
All other trucking companies	83.6%

[Industry information obtained from the Bureau of Transportation Statistics, www.bts.gov, of the U.S. Department of Transportation.]

Competition in the motor freight industry is based primarily on service (including on-time pickup and delivery), price, equipment availability and business relationships. We believe that we are able to compete effectively in our markets by providing high-quality and timely service at competitive prices. We believe our relationships with our customers are good. We compete with smaller and several larger transportation service providers. Our larger competitors may have more equipment, a broader coverage network and a wider range of services than we have. They may also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy. This could potentially limit our ability to maintain or increase prices, and could also limit our growth in shipments and tonnage.

We believe that we do not compete with transportation by train, barge or ship, which we believe are not options for our existing customers.

Regulation

Our operations as a for-hire motor freight carrier are subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations.  These agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. The DOT periodically conducts reviews and audits to ensure our compliance with all federal safety requirements, and we report certain accident and other information to the DOT.

Our company drivers and independent contract drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service. In November 2008, the FMCSA adopted final provisions of the Agency’s December 17, 2007, interim final rule concerning hours of service for commercial vehicle drivers.  This final rule allows drivers to continue to drive up to eleven hours within a fourteen-hour non-extendable window from the start of the workday, following at least ten consecutive hours off duty.  The rule also allows motor freight carriers and drivers to continue to restart calculations of weekly on-duty limits after the driver has at least thirty-four consecutive hours off duty.  The rule was effective January 19, 2009.  We believe these regulations will not have a significant negative impact on our operations or financial results in fiscal year 2010.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  These regulations have not had a significant impact on our operations or financial results and we do not expect a negative impact in the future.

Terms of Our Acquisitions

We acquired Morris Transportation and Smith Systems Transportation in the merger with Integrated Freight. The following table describes the material terms of these acquisitions, as amended and in effect at the date of this annual report.

	Morris Transportation	Smith Systems Transportation
Shares of our stock	3,000,000 shares	825,000 shares
Note amounts and due dates	$600,000 due October 31, 2009 (1)(2)	none
Cash payment - basic	$150,000 due October 31, 2009	none
Cash payment - additional	$250,000 due October 31, 2009	none
Refinancing of equipment	Required by March 31, 2010 (4)	Required by March 31, 2010 (5)
Working capital infusion	$100,000	none

(1)   The interest rate on the note is eight percent per annum.

(2)   Secured by a pledge of Morris Transportation stock. The note is convertible at the election of the holder into our common stock at $1 per share.

(3)   The principal amount of the cash payment will reduced dollar for dollar (i) for any decline in net profits in the twelve months ended August 31, 2009 compared to the same period in 2008 and (ii) for any capital infusion required to sustain the company’s operations.

(4)   For the purpose of eliminating personal guaranties. In the alternative, we may make an additional capital infusion of $100,000 to Morris Transportation and pay Mr. Morris $50,000.

(5)   For the purpose of eliminating personal guaranties.

We have been unable to pay the principal and interest when due on the $600,000 note held by Mr. Morris. Mr. Morris may exercise his security interest in the stock of Morris Transportation; however, he has agreed to forbear in exercising his security interest until he believes we have exhausted our ability to obtain financing with which to pay the $600,000 note. He has agreed in writing to release his security interest and restructure other terms of the acquisition for a principal payment of $250,000. In the event Mr. Morris exercises his security interest, we would receive a return of our common stock and repayment of amounts that we have paid to him, but not capital infusions we have made to Morris Transportation. Mr. Morris has advance approximately $150,000 in working capital to Morris Transportation since the date of our acquisition, which we have agreed to repay in 150,000 shares of our common stock on a post reverse stock split basis.

Terms of our sale of PGI-MD

The agreement to sell PGI-MD to Mr. Antenucci was made in connection with Integrated Freight’s purchase of our preferred stock from Nutmeg/Fortuna Fund described above. The agreement included the following provisions, as modified due to delays in completing the merger with Integrated Freight, which were satisfied in the completion of the sale on December 27, 2009:

•	We transferred all of our assets to PGI-MD with a depreciated book value of nil, excluding the stock PlanGraphics owned in PGI and the assets we acquired by merger with Integrated Freight.

•	PGI-MD assumed all of our operating debts and obligations as of May 1, 2009, totaling $88,340, excluding $28,000 in accrued auditing fees and our operating costs incurred subsequent to May 1, 2009.

•	We issued a promissory note to PGI-MD for $22,345 of our operating costs incurred subsequent to May 1, 2009 which PGI-MD had paid.

•

We are subject, as a result of the merger, to Integrated Freight’s obligation to issue 177,170 shares of common stock and 177,170 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for PGI-MD’s release of us from our obligation to repay inter-company loans totaling $684,311.

We accepted Mr. Antenucci’s termination of his employment agreement as our chief executive officer, which included an obligation for us to pay him approximately $335,000 in severance, as full payment for his purchase of PGI-MD.

As a result of the merger, we are subject to Integrated Freight’s obligation to issue to Mr. Antenucci 59,327 shares of common stock and 59,327 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for Mr. Antenucci’s release from payment of his deferred compensation and expensation and expense reimbursement in the amount of $88,954.

As a result of the merger, we are subject also to Integrated Freight’s obligation to issue to Frederick G. Beisser, our former senior vice president - finance, 75,525 shares of common stock and 75,525 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for Mr. Beisser’s release from payment of his deferred compensation in the amount of $112,830.  (but not including unpaid wages, automobile allowance and reimbursable expenses totaling $24,126 owed to him at November 9, 2009).

We are also required to maintain directors and officers tail coverage for three years for the benefit of Messrs. Antenucci and Beisser.

Integrated Freight had no interest in maintaining, managing and funding the business of PGI-MD as a subsidiary company. The transactions outlined above resulted in relief from liabilities in an aggregate amount of $1,309,435, in consideration for common stock which Integrated Freight valued at the time at $0.10 per share (the price at which it was selling its common stock at that time in private placements), for an aggregate value of $31,175, before valuing the warrants. Furthermore, the sale of PGI-MD will remove approximately $3,281,679 in liabilities from our consolidated balance sheet that were liabilities of PGI-MD and relieved us of all the operational and business difficulties centered in PGI-MD. We did not obtain an independent appraisal of PGI-MD. Nor, did we seek other buyers for PGI-MD or its business and technologies. We believe that our management composed of Mr. Antenucci during our negotiations with Integrated Freight would have been less interested or uninterested in entering into the transactions with Integrated Freight, as compared to declaring bankruptcy or terminating our reporting status under the Securities Exchange Act if the transactions had not involved our sale of PGI-MD to Mr. Antenucci. Notwithstanding the foregoing, at May 1, 2009, our management, the management of Integrated Freight and Mr. Antenucci believed that these related transactions were fair and acceptable to all parties. We believe the negotiations for our sale of PGI-MD were conducted at arms’ length, because fundamentally Mr. Antenucci was not negotiating against us, when he was our sole director and chief executive officer, but was negotiating against Integrated Freight.

Item 1A. Risk Factors.

In addition to the forward-looking statements outlined previously in this annual report and other comments regarding risks and uncertainties included in the description of our business, the following risk factors should be carefully considered when evaluating our business. Our business, financial condition or financial results could be materially and adversely affected by any of these risks.

The terms of our amended secured acquisition note enable the Mr. Morris to recover ownership of Morris Transportation, which would represent a significant loss of business.

The amended $600,000 promissory note we have given to the purchase Morris Transportation is secured by a pledge of the stock in the acquired companies. We are presently in default under that note. We will require additional equity or debt funding, of which there is no assurance, in order to satisfy our financial obligations under the acquisition note. Mr. Morris has verbally agreed to forbear in exercising his security interest until he believes we will not be able to obtain financing to pay the note. In the event he does exercise his security interest, which he could do at any time, he would recover his ownership of Morris Transportation. In that event we would lose one of our operating subsidiaries resulting in either a material reduction in our business. Events of default include:

We may experience difficulty in combining and consolidating the management and operations of our acquired companies which could have a material adverse impact on our operations and financial performance.

We have purchased our operating subsidiaries and expect any additional subsidiaries we purchase to be made from the founders and management of the acquired companies, all of whom have been responsible for their own businesses and methods of operations as independent business owners. While these individuals will continue to be responsible to a degree for the continuing operations of our operating subsidiaries, we intend to centralize and standardize many areas of operations. Notwithstanding that many of these individuals from whom we have and plan to acquire our operating subsidiaries will serve on our board of directors, we may be unable to develop a cohesive corporate culture in which these individuals will be willing to forego their former independence. Our inability to successfully combine and consolidate the policies, procedures and operations of our subsidiaries can be expected to have a material adverse effect on our business and prospects, financial and otherwise.

Our information management systems are diverse, may prove inadequate and may be difficult to integrate or replace.

We depend upon our information management systems for many aspects of our business. Each company we acquire will have its own information management system with which its employees are acquainted. None of these systems may be adequate to our consolidated operations and may not be compatible with a centralized information management system. We expect to require additional software to initially integrate existing systems or to ultimately replace these diverse systems. Switching to new information management systems is often difficult, resulting in disruption, delays and lost productivity, which could impact our dispatching, collections and other operations. Our business will be materially and adversely affected if our information management systems are disrupted or if we are unable to improve, upgrade, integrate, expand or replace our systems as we continue to execute our growth strategy.

Our management information systems are subject to certain risks that we cannot control.

Our management information systems, including dispatching and accounting systems, are dependent upon third-party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Our management information systems is susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. This may result in the loss of customers or a reduction in demand for our services.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

Our growth strategy includes the acquisition of additional motor freight companies to increase revenues, to selectively expand our geographic footprint and to broaden the scope of our service offerings. If we are unable to acquire additional motor freight companies at prices that meet our financial model, our growth will be limited to expanding sales and reducing expenses in our existing subsidiaries. In connection with our growth strategy, we may purchase additional equipment, expand and upgrade service centers, hire additional personnel and increase our sales and marketing efforts.

Our growth strategy exposes us to a number of risks, including the following:

•	geographic expansion and acquisitions require start-up costs that could expose us to temporary losses;

•

growth and geographic expansion is dependent on the availability of real estate. Shortages of suitable real estate may limit our geographic expansion and might cause congestion in our service center network, which could result in increased operating expenses;

•	growth may strain our management, capital resources, information systems and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies until those employees become proficient in their jobs;

•	expanding our service offerings may require us to enter into new markets and encounter new competitive challenges; and

•	growth through acquisition could require us to temporarily match existing freight rates of the acquiree’s markets, which may be lower than the rates that we would typically charge for our services.

We have no assurance we will overcome the risks associated with our growth. If we fail to overcome those risks, we may not realize additional revenue or profits from our efforts, we may incur additional expenses and therefore our financial position and results of operations could be materially and adversely affected.

We are significantly dependent on the continued services of Paul A. Henley to realize our growth strategy.

We are dependent upon the vision and efforts of Mr. Henley, our founder and principal stockholder, for the realization of our growth strategy. In the event Mr. Henley’s services were to be unavailable to us, our continued activity to expand our business operations through acquisition could be substantially impaired or be abandoned.

Our management owns more than a majority of our outstanding common stock and outside stockholders will be unable to influence management decisions or elect their nominees to our board of directors, if they should so desire.

Our management will control 55.523 percent of our common stock after the reverse stock split and the issue of the additional shares required by our plan of merge with Integrated Freight. All corporate actions involving amendment of our articles of incorporation (such as name change and increase in authorized shares), election of directors and other extraordinary actions and transactions such as certain mergers, consolidations and recapitalizations and sales of all or substantially all of our assets, require the approval of only a majority of the issued and outstanding shares of our common stock. Accordingly, our management will be able to approve any such actions and transactions and elect all directors even if all of the outside stockholders oppose such transactions, or in the case of directors, nominate other persons for election. Our minority stockholders will be unable to effect changes in our management or in our business.

We have significant ongoing cash requirements and expect to incur additional cash requirements that could limit our growth and adversely affect our profitability if we are unable to obtain sufficient financing.

Our business is capital intensive, involving the frequent purchase of new power units and trailers. In 2008, 2009 and to date in fiscal year 2010, we made capital expenditures for new equipment of approximately $50,000 in each year. We anticipate that we may spenc as much as $250,000 in new equipment in fiscal year 2011. In addition, we have issued promissory notes to cover part of the costs of our acquisitions and expect to continue issuing promissory notes for part of the cost of acquisitions. We expect to pay for projected capital expenditures with cash flows from operations and borrowings under credit facilities, which at the date of this annual report are $is estimated at $250,000. Due to the existing uncertainty in the capital and credit markets, capital and loans may not be available on terms acceptable to us. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our operations and acquisitions, we will be forced to operate our equipment for longer periods of time and to limit our growth, which could have a material adverse effect on our operating results. In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. If any of the financial institutions that have extended credit commitments to us are or continue to be adversely affected by current economic conditions and disruption to the capital and credit markets, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

Recent instability of the credit markets and the resulting effects on the economy could have a material adverse effect on our operating results.

Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy. If the economy and credit markets continue to weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Although we think it is unlikely given our current cash position, we may need to incur indebtedness, which may include drawing on our Credit Facility, or issue debt securities in the future to fund working capital requirements, make investments, or for general corporate purposes.  Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

We derive twenty-five percent of our revenue from four customers, the loss of one or more of which could have a material adverse effect on our business.

For the year ended March 31, 2009, our top four customers, based on revenue, accounted for approximately twenty-five percent of our revenue. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results. A default in payments of invoices by one or more of these customers could have a material adverse effect on our financial condition. See “Our Business – Our customers and marketing”.

We operate in a highly competitive and fragmented industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

We compete with many other truckload carriers that provide dry-van and temperature-sensitive service of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads and other transportation companies, many of which have more equipment, a wider range of services and greater capital resources than we do or have other competitive advantages. In particular, several of the largest truckload carriers that offer primarily dry-van service also offer temperature-sensitive service, and these carriers could attempt to increase their business in the temperature-sensitive market. Numerous other competitive factors could impair our ability to maintain our revenues and achieve profitability. These factors include, but are not limited to, the following:

•

we compete with many other transportation service providers of varying sizes, some of which may have more equipment, a broader coverage network, a wider range of services, greater capital resources or have other competitive advantages;

•

some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain revenue growth;

•	many customers reduce the number of carriers they use by selecting “core carriers,” as approved transportation service providers, and in some instances we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	the trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and pricing policies.

If our employees were to unionize, our operating costs would increase and our ability to compete would be impaired.

None of our employees are currently represented under a collective bargaining agreement. From time to time there may be efforts to organize our employees. There is no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization such as the Employee Free Choice Act (“EFCA”). The unionization of our employees could have a material adverse effect on our business, financial condition and results of operations because:

•	some shippers have indicated that they intend to limit their use of unionized trucking companies because of the threat of strikes and other work stoppages;

•	restrictive work rules could hamper our efforts to improve and sustain operating efficiency;

•	restrictive work rules could impair our service reputation and limit our ability to provide next-day services;

•	a strike or work stoppage would negatively impact our profitability and could damage customer and employee relationships; and

•	an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health. We have insurance coverage with third-party insurance carriers, but retain or self-insure a portion of the risk associated with these claims. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. Insurance companies may require us to obtain letters of credit to collateralize our self-insured retention. If these requirements increase, our borrowing capacity could be adversely affected. Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We expect our growth strategy to require a periodic reassessment or our insurance strategy, including self-insurance of a greater portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance under pending federal legislation, which we are unable to predict. We may also become responsible for our legal expenses relating to such claims. With growth, we will be required to periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

Our customers and suppliers’ business may be impacted by the current downturn in the worldwide economy and disruption of financial markets.

Our business is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  These factors include excess capacity in the trucking industry, strikes or other work stoppages, and significant increases or fluctuations in interest rates, fuel taxes, and license and registration fees.  We are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services. Current economic conditions have adversely affected and may continue to adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions may be unable to obtain additional financing, or financing under acceptable terms, because of the disruptions to the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Our supplier’s business levels have also been and may continue to be adversely affected by current economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We do not hedge against the risk of diesel fuel price increases. We depend primarily on fuel surcharges, auxiliary power units for our tractors, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control and recover our fuel expenses. We have no assurance that we will be able to collect fuel surcharges or enter into volume purchase agreements in the future. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results, unless the increase is offset by increases in freight rates or fuel surcharges charged to our customers. Historically, we have been able to offset significant increases in diesel fuel prices through fuel surcharges to our customers, and we were able to minimize the negative impact on our profitability in 2008 that resulted from the rapid and significant increase to the cost of diesel fuel. Depending on the base rate and fuel surcharge levels agreed upon by individual shippers, a rapid and significant decline in the cost of diesel fuel could also have a material adverse effect on our operating results. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary. While we have historically been able to adjust our pricing to offset changes to the cost of diesel fuel, through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various federal, state and local environmental laws and regulations dealing with the handling and transportation of hazardous materials ("hazmat") and waste ("hazwaste") (which is a material portion of our existing business). We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If a spill or other accident involving fuel, oil or hazardous substances occurs, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. One of our subsidiaries specializes in transport of hazardous materials and waste. If we should fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties, to civil and criminal liability and to loss of our licenses to transport the hazardous materials and waste. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past facilities and at third-party waste disposal sites. Any of these consequences from violation of such laws and regulations could be expected to have a material adverse effect on our business and prospects, financial and otherwise.

Increased prices, reduced productivity, and restricted availability of new revenue equipment could cause our financial condition, results of operations and cash flows to suffer.

Prices for new tractors have increased over the past few years, primarily as a result of higher commodity prices, better pricing power among equipment manufacturers, and government regulations applicable to newly manufactured tractors and diesel engines.  We expect to continue to pay increased prices for revenue equipment and incur additional expenses and related financing costs for the foreseeable future.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers or if we have to pay increased prices for new revenue equipment. The EPA adopted revised emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002, and thereafter. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed by the EPA, increasing the cost of our new tractors. The revised regulations decrease the amount of emissions that can be released by tractor engines and affect tractors produced after the effective date of the regulations. Compliance with these regulations has, lowered fuel mileage and increased our operating expenses and maintenance costs. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of older vehicles are expected increase our costs or otherwise adversely affect our business or operations. There is no assurance that continued increases in pricing or costs will not have an adverse effect on our business and operations.

Seasonality and the impact of weather can adversely affect our profitability.

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice-storms, and floods that could harm our results or make our results more volatile.

Increases in driver compensation or difficulty in attracting drivers could affect our profitability and ability to grow.

We periodically experience difficulties in attracting and retaining qualified drivers, including independent contract drivers. With increased competition for drivers, we could experience greater difficulty in attracting sufficient numbers of qualified drivers. In addition, due in part to current economic conditions, including the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may and periodically do face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add. We may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package beyond the norm or let equipment sit idle. An increase in our expenses or in the number of power units without drivers could materially and adversely affect our growth and profitability. Our operations may be affected in other ways by a shortage of qualified drivers in the future, such as temporary under-utilize our fleet and difficulty in meeting shipper demands. When we encounter difficulty in attracting or retaining qualified drivers, our ability to service our customers and increase our revenue could be adversely affected. A shortage of qualified drivers in the future could cause us to temporarily under-utilize our fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.  The State of California has recently enacted legislation which requires tractors weighing more than 10,000 pounds to use alternative sources, such as auxiliary power units, when powering their cabs at idle for more than five minutes.  The State of California has also enacted legislation requiring compliance with exhaust emissions standards for refrigeration units on trailers.  Compliance is being phased in by the state, beginning with 2001 and earlier models.  Given our investment in auxiliary power units for our tractors and the average age of our trailer fleet, we do not expect these regulations will have a significant impact on our operations or financial results.

From time to time, various federal, state, or local taxes are increased, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could aversely affect our profitability.

Higher interest rates on borrowed funds would adversely impact our results of operations.

We rely on borrowings to finance our revenue equipment and receivables. We are subject to interest rate risk to the extent our borrowings. Even though we attempt to manage our interest rate risk by managing the amount of debt we carry, our debt levels are not entirely within our control in the short term. An increase in the rates of interest we incur on borrowings and financing we cannot decrease in the short term without adversely impacting our level of service to our customers and expansion of our business will adversely affect our results of operations.

Our financial results may be adversely impacted by potential future changes in accounting practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements, such as a conversion from U.S. generally accepted accounting principles to International Financial Reporting Standards, could change the way we record revenues, expenses, assets and liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, liquidity, results of operations or access to capital.

"Penny stock” rules may make buying and selling our common stock difficult.

Trading in our common stock is subject to the "penny stock" rules of the Securities and Exchange Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

We will incur significant expense in complying with Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. Under current rules, commencing with our annual report for the fiscal year ending September 30, 2011, our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

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

Item 1B. Unresolved Staff Comments.

We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), or a well-known seasoned issuer as defined in Rule 405 of the Securities Act (§230.405 of this chapter); and, we are not subject to this item.

Item 2. Properties.

Our corporate headquarters office is located in Lutz, Florida. Our office are located in the offices of a stockholder who owns less than five percent of our common stock. We do not have a lease or written rental agreement and are not being charged rent. We believe this facility will be adequate for our needs for six to nine months and believe we will be allowed to remain that long. Based upon our future acquisitions, we will determine the best facility to use as a corporate and operations headquarters.

The headquarters of our operating subsidiaries are located in Hamburg, Arkansas and Scotts Bluff, Nebraska. The following table presents information regarding these facilities.

Location	Acres	Under Roof*	Office*	Warehouse*	Service*	Trucks Accommodated
Hamburg facility (Morris)	10	15,000	3,000	none	12,000	170 trucks
Scotts Bluff facility (Smith)	10	36,500	3,000	30,000	3,500	400 trucks

 *Number indicates square feet.

We also have terminals in Pine Bluff, Arkansas, Arcadia, California, Kimble, Nebraska and Ponca City, Oklahoma. We rent drop yards on a short term basis as the seasonal and operational needs of our customers require. These drop yards are routinely located in Eldorado, Arkansas, Sacramento, California, Chicago, Illinois, Iowa City, Iowa, Denton and Houston, Texas and Dell, Utah. Drop yards are a specific number of truck parking places we rent on an as-needed basis in terminal facilities of other trucking companies.

We believe all of these facilities are adequate for our operations for the foreseeable future. We expect to acquire additional facilities for operations when we make future acquisitions, of which there is no assurance.

Item 3. Legal Proceedings.

We expect to be engaged in litigation from time to time in the normal course of our business as a motor freight carrier. Claims for worker’s compensation, auto accident, general liability and cargo and property damage are routine occurrences in the motor transportation industry. We have programs and policies which are designed to minimize the events that result in such claims. We maintain insurance against workers’ compensation, auto liability, general liability, cargo and property damage claims. We are responsible for deductible amounts up to $3,000 per accident. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  Our workers’ compensation claims are entirely covered by our insurance.  Insurance carriers have raised premiums for many businesses, including truck transportation companies. As a result, our insurance and claims expense could increase, or we could raise our deductible when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurable costs.

The following table presents information regarding our claims experience during calendar year 2008.

Category of Claim	Total Claims*	Our Portion
Auto Accident	$43,000	$0
General Liability	$0	$0
Cargo Damage	$0	$0
Property Damage	$93,000	$9,000

*Includes estimated amounts of pending claims, which are expected to settle in 2009.

We require our contract drivers to carry their own occupational accidental insurance, which is similar to workers’ compensation insurance.

The following table presents our accident experience during this period.

Type	Fatal	Injury	Tow	Total
Crashes	0	8	9	17

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to our stockholders for action or approval during the last quarter of our fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. Our common stock trades on OTC Bulletin Board under the symbol, PGRA. The following quotations reflect inter–dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

Quarters Ended	Sales Price
	High	Low
December 31, 2007	.0220	.0050
March 31, 2008	.0090	.0015
June 30, 2008	.0080	.0002
September 30, 2008	.0002	.0002
December 31, 2008	.0220	.0050
March 31, 2009	.0025	.0015
June 30, 2009	.0049	.0012
September 30, 2009	.0020	.0005

As of December 31, 2009, the last reported sales price of our common stock was $0.00219.

Holders. Based on information supplied by certain record holders of our common stock, we estimate that as of December 31, 2009, there were approximately 2,960 beneficial owners of our common stock, of which approximately 2,010 are registered shareholders.

Dividends. We have never declared or paid any dividends on our common stock. Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans. Our employment agreement with Steven E. Lusty requires us to issue 25,000 shares (after our planned reverse stock split on 1:244.8598) for each month we are not able to pay his compensation in cash beginning August 2009. At the date of this annual report, he has not received any shares issued by Integrated Freight and we are obligated to issue 125,000 shares to him after approval of the reverse stock split.

Performance graph. We are not required to include this information in our annual report.

Recent sales of unregistered securities. All sales of equity securities during our 2009 fiscal year have been reported on Form 8-K and Form 10-Q.

Item 6. Selected Financial Data.

We are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this report.

During the twelve-month period covered by management’s discussion under this item, the results of operations for the period ended and financial condition at September 30, 2009, our business was exclusively providinglife–cycle systems integration and implementation of information technology solutions within the public and commercial sectors with a focus and specialty is on spatial information management technologies, including web–enabled GIS and applications. We sold this business on December 27, 2009. Beginning December 3, 2009, when we acquired the stock of Integrated Freight, we added motor freight transportation to our business and at the date of this annual report are exclusively engaged in that business. Our future financial performance will be unrelated to our financial performance through September 30, 2009, discussed below.

Financial Condition

Liquidity

During fiscal year 2009, we are reporting a net loss to common stockholders of $511,960, about nine percent higher than the net loss recorded for the prior year. We continued to experience very constrained cash flows. The limited cash flows have, from time to time, adversely affected our ability to timely meet vendor payment obligations. We have an accumulated deficit of $24,468,511 at September 30, 2009, a net working capital deficit of $3,203,345 at September 30, 2009, net losses for the years ended September 30, 2009 and 2008, and net losses back to 1998. Substantially all of our operations, and the losses associated therewith, have been conducted in PGI-MD.

Cash Flow.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 1998 through 2009, we experienced significant losses with corresponding reductions in working capital and net worth, excluding the impact of certain one time gains. Our revenues and backlog have also decreased substantially during the past two years. We have struggled to maintain a minimal cash flow necessary to meet our barebones operating and capital requirements and have been be forced to restrict operating expenditures to match available resources. These factors, among others, raised substantial doubt about our ability to continue as a going concern.

We continued to experience significant liquidity issues that caused us to finance the needed resources with funds from now discontinued operations and accretion of amounts owed to creditors. As a result, from time to time we delayed payment of subcontractor invoices. At September 30, 2009, we had a net working capital deficit of $3,203,345 compared with a net working capital deficit of $3,469,474 at September 30, 2008.

Cash provided by operations. In the twelve months ended September 30, 2009, operations used net cash of $18,856, as compared to $167,872 provided by operations during the period ended September 30, 2008. This $186,728 change from the prior year was primarily a result of:

A decrease of $43,321 in cash used to fund our current year net loss of $511,960 versus $468,639 for the prior year plus a net change of $87,009 for changes in operating assets and liabilities of continuing operations which decreased the cash used, plus a decrease of $186,728 in cash provided by discontinued operations. The latter decrease was primarily a result of gains from extinguishments of debt.

Cash used by investing activities. In the period ended September 30, 2009, investing activities used cash of $23,425 versus $71,423 used in investing activities during the period ended September 30, 2008. The primary reason for the change was decreased purchases of software for future use in the current period. All activity was from discontinued operations.

Cash provided by and used in financing activities. During the period ended September 30, 2009, financing activities provided $41,877 as compared to net cash used of $174,677 in financing activities in the period ended September 30, 2008. The change was mainly a result of proceeds received from the issue of a convertible debenture in continuing operations and a related party note payable in discontinued operations versus the pay-down of debt in discontinued operations in the prior year period.

Accounts receivable balances at September 30, 2009 and 2008, have been reclassified in the current presentation to “current assets of discontinued operations” on our balance sheets.

We depended on revenues and accounts receivable collections from discontinued operations to fund our costs of administration at the parent company level through the completion of the merger with Integrated Freight on December 27, 2009. Therefore the elevated levels of aged accounts receivable we experience periodically, coupled with the need to finance activities with cash from discontinued operations, places cash flow constraints on us requiring it to very closely manage its expenses and payables. From time to time we have also borrowed funds from officers and employees to meet working capital needs.

Accounts Receivable

At September 30, the components of contract receivables were as follows:

	2009	2008

Billed	$204,256	$544,720
Unbilled	38,834	238,470
	243,090	783,190
Less allowance for doubtful accounts	14,151	49,718
Accounts receivable, net	$228,939	$733,472

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

Receivables include retainages receivable representing amounts billed to customers that are withheld for a certain period of time according to contractual terms, generally until project acceptance by the customer. At September 30, 2009 and 2008, retainage amounted to $4,055 and $168,434, respectively. Management considers all retainage amounts to be collectible.

Billed receivables include $37,597 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($83,716) less the net amount of funds employed by Rockland in servicing them ($67,684) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement. Pursuant to the factoring agreement we have granted Rockland and a lien and security interest in all of PGI-MD’s cash, accounts, goods and intangibles.

PGI-MD has historically received greater than ten percent of its annual revenues from one or more customers creating some amount of concentration in both revenues and receivables.

At September 30, 2009, customers exceeding ten percent of accounts receivable were the Italian Ministry of Finance ("IMOF"), twenty-seven percent and China Clients fourteen percent. At the same date, customers exceeding ten percent of revenue for the year were IMOF, twenty-seven percent, San Francisco Department of Technology and Information Systems (“SFDTIS”), eleven percent, and Dawson County, Georgia, thirteen percent.

At September 30, 2008, customers exceeding ten percent of accounts receivable were the Italian Ministry of Finance ("IMOF"), twenty-four percent, New York City Department of Environmental Engineering (“NYDEP”), nineteen percent. At the same date, customers exceeding ten percent of revenue for the year were NYDEP, twenty-six percent, San Francisco Department of Technology and Information Systems (“SFDTIS”), sixteen percent, and the IMOF, twelve percent.

Deferred revenue amounts of $130,269 and $312,303 at September 30, 2009 and 2008, respectively, represented amounts billed in excess of amounts earned.

Contractual Obligations and Commercial Commitments

As a result of our sale of PGI-MD on December 27, 2009, we no longer are subject to any contractual obligations and commitments of that company. The following contractual obligations and commitments by type and period.

We have assumed the contractual obligations and commercial commitments of Integrated Freight as a result of our merger on December 23, 2009. We will provide this information by amendment.

Off-Balance Sheet Arrangements

We do not have any (1) guaranties, (2) retained or contingent interest in transferred assets, (3) obligations under derivative instruments classified as equity or (4) obligations arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

Capital Resources

Our capital resources will be added by amendment.

Results of Operations

Results of PGRA operations for the twelve months ended September 30, 2009. Business operations were conducted exclusively in PGI-MD. We conducted administrative operations as related to maintenance of our public reporting obligations.

Results of continuing operations:

Revenues

With the reclassification of PGI-MD to discontinued operations we recorded our financial results to continuing operations and to discontinued operations. As a result, because our continuing operations do not generate revenue we have no revenues for continuing operations.

Costs and Expenses from Continuing Operations

Total costs and expenses for the twelve months ended September 30, 2009, amounted to $186,027, a $10,844 reduction from the $196,871 for the same period ended September 30, 2008. This 6% decrease is primarily due to reductions in salaries and benefits.

Salaries and benefits decreased by $9,457, or 13% as a result of management’s decision to change to a reduced workweek of thirty-two hours pending receipt of new contracts. General and administrative expenses decreased by $1,387, or one percent, primarily as a result of decreased accounting fees.

Operating loss from continuing operations

We reported an operating loss from continuing operations of $186,027 for the 12 months ended September 30, 2009, as compared to an operating loss of $196,871 in the prior year. This decrease of $10,844, or 6%, was a result of the items described above.

Interest expense decreased to $38,776 in the current period compared with $60,163 during the prior year; the decrease of $21,387, or 36%, occurred because the redemption of outstanding preferred stock terminated further accrual of related interest.

Loss from continuing operations amounted to $233,019 in the current year period compared to $257,034 in the prior year. The 13% decrease resulted from the items noted above.

Results of discontinued operations.

Revenue from discontinued operations.

Revenue from our discontinued information technology operations amounted to $1,854,617 for the year ended September 30, 2009, a decrease of $1,759,399, or 49%, from prior year revenues of $3,614,016. The decrease resulted from contraction of the economy which manifested itself in reduced tax collections by our primary local government customers who reduced their spending accordingly.

Discontinued operations incurred an operating loss of $498,952 in the current period versus an operating loss of $192,102 in the prior year period. The $306,840 increase resulted primarily from the decrease in revenues noted above; the decrease of $1,452,548 in total costs and expenses was insufficient to offset the drop in revenue. While direct contract costs decreased $1,153,560, or 55%, salaries and employee benefits decreased only $205,854,  or 20%.

Other income and expenses from discontinued operations amounted to income of $258,472 in the current year versus an income of $63,252 in the prior year. The primary cause was income recorded from the write off of liabilities.

Interest expenses also fell $34,284 from the prior year total of $82,745, primarily as a result of reduced levels of borrowing for operations.

Loss from discontinued operations amounted to $288,941 in the current year period compared to $211,605 in the prior year. The 37% increase resulted from the items noted above.

Our net loss.

Our net loss for the year ended September 30, 2009, is $511,960 versus $468,639 in the prior year. The $43,321 increase resulted from the items noted above.

Market Risk

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest or currency exchange rates, or in equity and commodity prices. Our activities expose us to certain risks that management evaluates carefully to minimize earnings volatility. During the fiscal year ended September 30, 2009, we were not a party to any derivative arrangement. We did not engage in trading, hedging, market–making or other speculative activities in the derivatives markets.

Our international sales are denominated in U.S. dollars with the exception of the payments made to Xmarc Limited whose clients pay in British Pounds Sterling, Euros and US Dollars. Receipts in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the date of the transaction. Management views the exchange rate fluctuations occurring in the normal course of business as low risk and they are not expected to have a material effect on the financial results of the Company.

Foreign Currency Exchange Rate Risk. We conducted business in a number of foreign countries and, therefore, face exposure to slight but sometimes adverse movements in foreign currency exchange rates. International revenue of $640,330 was about 35% of our total revenue in 2009, of which about $571,690, or thirty-one percent of our total revenue, was denominated in a currency other than U.S dollars. Accordingly, a ten percent change in exchange rates could increase or decrease our revenue by $57,169. Since we do not use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars may be subject to some amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our future financial results.

Our primary foreign currency exposure is related to non–U.S. dollar denominated sales, cost of sales and operating expenses related to our international operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of consulting and systems integration services provided to international customers in Asia, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There have been and there may continue to be period–to–period fluctuations in the relative portions of international revenue that are denominated in foreign currencies. The net amount of foreign currency gains and (losses) was a loss of $56,043 for fiscal year 2009 and a gain of $8,675 for fiscal year 2008. In view of the foregoing, we believe our exposure to market risk is limited.

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

We believe the following critical accounting policies required significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We recognize revenue in accordance with SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting Bulletin Topic 13 to be consistent with Accounting Standards Codification (“ASC”) 605, Revenue Arrangements with Multiple Deliverables. We recognize revenues when (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the client, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Our operations require us to make significant assumptions concerning cost estimates for labor and expense on contracts in process. Due to the uncertainties inherent in the estimating process for costs to complete contracts in process under the percentage of completion method, it is possible that completion costs for some contracts may need to be revised in future periods. Should changes in conditions or estimates cause management to determine a need for revisions to these balances in transactions or periods, revenue recognized for any reporting period could be adversely affected.

Allowance for Doubtful.  Accounts. We make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with FASB ASC 350, “Intangibles and Other”. ASC 350 requires the use of a non–amortization approach to account for purchased goodwill and certain intangible assets. Under the non–amortization approach, goodwill and certain intangible assets are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company did not record any impairment of assets on its records for fiscal year 2009.

Impairment of Assets. We review long–lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we recognize an impairment loss. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long–lived assets and identifiable intangibles that we expect to hold and use are based on the fair value of the asset. We have reviewed these assets recorded at September 30, 2009 and found no impairment.

Purchased and Internally Developed Software Costs for Future Project Use. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product’s technological feasibility has been established. Amortization begins when a product is available for general release to customers. The costs for both purchased and developed software are then amortized over a future period. The amortization is computed on a straight–line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No write-downs were recorded in fiscal year 2009.

Deferred Tax Valuation Allowance –– Fiscal Year 2009

We reported net loss of $511,960 for the twelve months ended September 30, 2009. Coupled with losses in prior years, we have generated a federal tax net operating loss, or NOL, carryforward that totals approximately $20.8 million as of September 30, 2009, compared to $19.9 million at September 30, 2008. We have established a 100% valuation allowance on the net deferred tax asset arising from the loss carryforwards in excess of the deferred tax liability. The valuation allowance has been recorded as our management has not been able to determine that it is more likely than not that the deferred tax assets will be realized. As a result, no provision or benefit for federal income taxes has been recorded for the period ended September 30, 2009. The utilization of the loss carry forwards is limited under Internal Revenue Service Code Section 382 due to the changes in ownership noted as subsequent events.

Effect of Recent Accounting Pronouncements

The pronouncements that may affect us in the ensuing fiscal year are:

In June 2009, the FASB issued SFAS 168 (now: FASB ASC 105-10), Generally Accepted Accounting Principles the FASB Accounting Standards Codification. SFAS 168 represented the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009, the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification”, or FASB ASC. The Codification supersedes all existing non-SEC accounting and reporting standards. FASB ASC 105-10 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement had no effect on our consolidated financial statements upon adoption other than current references to GAAP, which, where appropriate, have been replaced with references to the applicable codification paragraphs.

In March 2008, the FASB issued FASB ASC 815, Derivatives and Hedging, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FASB ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. Management believes that, for the foreseeable future, this guidance will not have a material impact on the financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FASB ASC 805 was effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this guidance will have no material impact on our financial statements.

In December 2007, the FASB issued FASB ASC 810-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51, which changes the accounting and reporting for minority interests. Under this pronouncement, minority interest is recharacterized as noncontrolling interests and is to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-65 was effective for our company December 15, 2008 and applies prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this guidance will not have a material impact on our financial statements.

The FASB issued FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the FASB issued FASB Staff Position, FASB ASC 820-15-5, which delayed the effective date of FASB ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of FASB ASC 820 are certain leasing transactions accounted for under FASB ASC 840, Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of FASB ASC 820. Management believes that, for the foreseeable future, this guidance will have no material impact on our financial statements.

In April 2008, FASB ASC 350-50 was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FASB ASC 350-50 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. Management is currently evaluating the effects, if any, that this guidance may have on our financial reporting.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. FASB ASC 855 is effective in the first interim period ending after June 15, 2009. We expect FASB ASC 855 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R)”, FASB ASC 810-Consolidation, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The changes are FASB ASC 810-10, effective for financial statements after January 1, 2010. We are currently evaluating the requirements of this guidance and the impact of adoption on our consolidated financial statements

We have reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of announced accounting changes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item, including an index to the financial statements, begin on page F–1 of this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have not had any change in or disagreement with our accountants

Item 9A. Controls and Procedures.

We are subject to the requirements of Item 9A(T), at the date of this report.

Item 9A(T).

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

Our disclosure controls and procedures are intended:

•

to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

•

to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and senior vice president – finance, who is also our principal accounting officer, to allow timely decisions regarding required disclosure.

Our former chief executive officer and former senior vice president – finance, who were also our principal accounting officer were responsible for evaluating the effectiveness of the our disclosure controls and procedures and have concluded, based on their evaluation, that such disclosure controls and procedures were effective as at September 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under United States securities legislation is recorded, processed, summarized and reported within the same period specified in those rules and regulations.

Management’s Report on Internal Controls Over Financial Reporting

The CEO and the PAO of the Company are responsible for designing and maintaining internal controls over financial reporting, or causing them to be designed under their supervision, to provide reasonable assurance for the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal controls over financial reporting include policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail will accurately and fairly reflect the transactions and dispositions of our assets,
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with the authorization of management, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Using the framework provided by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), on our behalf our former chief executive officer and former principal accounting officers conducted an evaluation of the effectiveness of the internal controls over financial reporting as of September 30, 2009 and concluded that there are deficiencies and material weaknesses in internal controls over financial reporting, which are as follows:

•	The Company did not have an audit committee, and
•	Due to the limited number of staff resources, the Company believes there are instances where a lack of segregation of duties existed which would be required to provide effective controls;
•	Due to the limited number of staff resources, the Company may not have the necessary in-house knowledge to address complex accounting and tax issues that may arise; and
•	The limited staff in accounting and finance may not allow for an adequate review process of adjusting journal entries and financial results.

As a result of these findings, our internal controls over financial reporting at September 30, 2009 were deemed not effective.

PCAOB Auditing Standard No. 5 defines:

•

A material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

•

A significant deficiency as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

The findings noted above and their related risks are not uncommon in a small company of our size of because of limitations in size and number of staff. We believe our management has taken initial steps to mitigate these risks by identifying certain conditions that require correction and involving the Board of Directors in reviews and consultations where necessary. However, these weaknesses in internal controls over financial reporting could result in a more than remote likelihood that a material misstatement may not be prevented or detected. We believe that our management must take additional steps to further mitigate these risks by consulting outside advisors on a more regular and timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Our independent auditors will be required to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX) in their audit of our annual report for the year ending September 30, 2011.

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

We believe we have filed reports on Form 8-K during the fourth fiscal year providing all information required to be reported on Form 8-K which occurred during that period.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical information following the table provide information about our directors and executive officers elected effective at 5:30 o’clock p.m. Central Standard Time on November 9, 2009. These persons held the same offices with Integrated Freight at the date of their election as our directors and officers and through the date of the merger of Integrated Freight into us on December 23, 2009.

NAME	AGE	POSITION
John E. Bagalay	75	Director
Paul A. Henley	50	Director, Chief Executive Officer, Chief Financial and Accounting Officer
Henry P. Hoffman	58	Director
Steven E. Lusty	48	Chief Operating Officer
Jackson L. Morris	65	Corporation Secretary
T. Mark Morris	43	Director and Chief Operating Officer of Subsidiary
Monte W. Smith	55	Director and Chief Operating Officer of Subsidiary

Biographical Information About Our Directors And Executive Officers

John E. Bagalay is one of our independent directors.

•

2005 to present– Mr. Bagalay is executive-in-residence at EuroUS Ventures LLC, a venture capital firm located in Newton, Massachusetts that invests exclusively in European based technology companies that wish to establish a US market. Our investment is committed to facilitate that expansion.

•	2003 to 2005 – He was Director of Special Projects in the Life Sciences at the Boston University Technology Commercialization Institute
•	1989 to 2003 – Mr. Bagalay was Senior Advisor to the Chancellor of Boston University from January 1998 to November 2003.
•	1989 to 1998 – He Managing Director of BU Ventures, a university venture capital company.

Mr. Bagalay is an independent director of the following publicly traded, registered companies: Wave Systems Corp. and Cytogen Corp. He serves on various committees of the boards of directors of these corporations. Mr. Bagalay earned a B.A. degree in philosophy, history and economics (1954) from Baylor University, a J.D. degree (1964) from the University of Texas at Austin and a Ph.D. degree (1957) from Yale University.

Paul A. Henley is the chairman of our board, chief executive officer, chief financial and accounting officer.

•

May 2008 to present – Mr. Henley is the founder of Integrated Freight Corporation and has served as its chairman of the board and chief executive officer since its inception. He now also serves as its chief financial and accounting officer.

•

June 2002 to June 2006 - He was President of Henley Capital Group, a consulting company that worked with private companies and early stage public companies in the area of business development. He assisted companies in the following areas; writing of business plans, the preparing of budgets, corporate communications (public relations/investor relations), corporate presentations at various types of events, assisting in the development of board of directors, hiring of market makers, attorneys and auditors, merger and acquisition consulting and the planning and implementation of capital programs.

•

October 2006 to May 2007 - Mr. Henley was engaged in a joint venture with Friedland Capital doing business under the name of Friedland-Henley Advisers which was engaged in developing a venture capital fund for early stage companies. Mr. Henley terminated his relationship before the fund began to raise capital.

•	June 2006 to 2007 - He was a consultant to Friedland Capital of Denver, Colorado in the areas of product development and investment seminars.

•

June 2006 - 2008 - Mr. Henley was engaged on a part time basis in planning a business to acquire trucking companies, efforts to obtain funding and efforts to identify potential acquisition targets. This activity culminated in his founding of High Point Transport, Inc. in 2006, which filed a registration statement on Form 10 in August 2007. High Point Transport acquired Cannon Freight Systems, Inc., located in Harrison Township, Michigan, in November 2007 that continued to be operated on a daily basis by its founder and president. Due to operating losses and breach of financial covenants by Cannon Freight, unforeseen and unexpected by High Point Transport at the time of acquisition, Cannon Freight was forced to cease operations in or about February 2008. This circumstance prevented High Point Transport from satisfying its covenants with Cannon Freight’s founder and selling stockholder, who as a consequence became the controlling stockholder of High Point Transport. Management of Integrated Freight believes, under the new controlling stockholder, High Point Transport also terminated its business activities in or about February 2008.

•

May 2008 to present – He is the founder of Integrated Freight Corporation and has served as its chairman of the board and chief executive officer since its inception. He now also serves as its chief financial and accounting officer.

Mr. Henley earned a B.A. degree in business management and marketing (1981) from Florida State University.

Henry P. (“Hank”) Hoffman is one of our independent directors.

•

February 2000 to May 2006 - Mr. Hoffman was founder, President & CEO, and chairman of the board of SiriCOMM, Inc. an applications service provider and wireless networking business serving the U.S. truckload industry. The company installed its VSAT-based network technology in the major truckstop chain facilities throughout the U.S. to support its applications and those of third party partners.

•

June 2006 to May 2007 – He served as chairman of the board of SiriCOMM. Upon his departure in May 2007, the company subsequently changed its business model to a pure Internet service provider. The company filed for bankruptcy in 2008.

•

June 2007 to present – Mr. Hoffman is President & CEO and a director of SeaBridge Freight, Inc., a tug and barge transportation company that provides short sea service between Port Manatee, FL and Brownsville, TX.

Mr. Hoffman earned his BS degree (1973) from the United States Military Academy and a MBA degree (1985) from the University of Wisconsin.

Steven E. Lusty is our chief operating officer.

•

2006 to present – Mr. Lusty owns and operates Valleytown Ventures, LLC which specializes in providing interim executive officer/turnaround consulting services in the transportation/logistics industry.  He performs implementation and integration of financial, information technology, operations enhancements, cost models, pricing standards, route utilization, driver relations, policy and procedures, regulatory and compliance, and safety.  In his consulting capacity, he provided services to High Point Transport, Inc. in 2007, subsequently in 2008 serving as the interim chief executive officer of its operating subsidiary, Cannon Freight Systems, Inc. for purposes of orderly liquidated assets, collected debts, and settled collections.  See Mr. Henley’s biographical information for more information about High Point Transport, Inc. Mr. Lusty has provided operations analysis for a restructuring firm and has analyzed numerous trucking firms’ financials and operations for acquisitions by investment firms and holding companies.

2009 to present – He has been employed by Integrated Freight.
•

1998 to 2007 – Mr. Lusty founded and operated Chromos, Inc. This company originally provided transportation brokerage, later establishing a trucking operation and making three acquisitions.  The company operated in varied freight sectors.   Chromos established six field agents in the Southeast for brokerage. In 2006, signed an agreement with XRG, Inc., a publicly traded holding company operating in the interstate trucking sector. Under the agreement, XRG was to provide back office, accounting and disbursement as an agent of Chromos.  Chromos paid XRG amounts needed for disbursement in payment of Chromos’ payables, but XRG failed to disburse those funds in payment of Chromos’ obligations, including long term debt.  Without remaining funds to pay these obligations, Chromos was forced to file for liquidation in bankruptcy. Mr. Lusty was also forced to file for bankruptcy as a result of loans he had guaranteed for Chromos.

Mr. Lusty earned a BA degree in civil engineering (1985) from Mississippi State University.

Jackson L. Morris fills the statutory position of corporation secretary as a courtesy and incidental to his services as our independent corporate and securities counsel. He has served in these capacities with Integrated Freight since inception. Mr. Morris has been engaged in the private practice of law since 1982, maintaining his own practice in the Tampa Bay area since 1993. Mr. Morris focuses his practice in corporate, securities and business transaction law. Mr. Morris earned a B.A. degree in economics from Emory University in 1966, a J.D. degree from Emory University Law School in 1969 and an LL.M. from Georgetown Law School in 1974.

T. Mark Morris is one of our directors and is the chief operating officer of one of Integrated Freight’s subsidiaries, Morris Transportation, Inc., which he founded in 1998 and has been its chief executive officer from inception to the present. Mr. Morris earned a BA degree in business administration (1988) from Ouachita Baptist University in Arkadelphia, Arizona.

Monte W. Smith is one of our directors and is the chief operating officer of one of Integrated Freight’s subsidiaries, Smith Systems Transportation, Inc., which he founded in 1992 and has been its chief executive officer from inception to the present. Mr. Smith attended the University of Nebraska at Kearney, studying finance.

Audit Committee/Audit Committee Financial Expert

Our audit committee is composed of John E. Bagalay and Henry P. Hoffman, our two independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 filed with the SEC, and other information known to the Company, during and with respect to the fiscal year ended September 30, 2009, we believe that, with the exception of Integrated Freight, all directors, officers and beneficial owners of more than ten percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

Our former Board of Directors approved a Code of Ethics for senior financial officers on October 7, 2002. We filed it with our September 30, 2002 report on Form 10–KSB as Exhibit 99.3. A copy of the Code signed by our current senior financial officers will available on our website at www.integrated-freight.com.The Board of Directors has not yet extended the code to apply to other officers of the Company.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to the Company in all capacities by our principal executive officer, our former chief operating officer, and the other most highly compensated employee of PGI-MD who were employed at September 30, 2009 (collectively, the “Named Executive Officers”).

Name and principal position	Year	Salary	Total
John C Antenucci President & Chief Executive Officer	2009	$157,000	$157,000
Michael Kevany, Senior Vice President, PGI-MD	2009	$103,000	$103,000

(1) These amounts in the salary column reflect the basic compensation earned during fiscal year 2009 by the named executive officers.

The following table sets forth certain information with respect to outstanding equity awards at September 30, 2009, for our Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End September 30, 2009

Name	Option awards
	Number of securities underlying unexercised options exercisable (1)	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
John C. Antenucci	972,144 972,144 1,750,000	- - -	- - -	0.0150 0.0120 0.0140	Apr 30, 2010 Apr 30, 2011 May 16, 2012

(1) As has been customary for the Company’s stock option grants, all of Mr. Antenucci’s stock options were immediately fully vested at the date of grant and expire five years from the date of grant.

2009 Option Exercises and Stock Vested

During fiscal year 2009 there no options exercised to acquire shares of our common stock; accordingly the total intrinsic value of options exercised during fiscal year 2009 is nil.

Employment and Change in Control Agreements

Employment Agreements

Messrs. Antenucci and Beisser, our management prior to a change in our management to that of Integrated Freight, have voluntarily terminated their employment agreements. See “Terms of Sale of PGI-MD, under Item 1, above.

Director Compensation

Through the period September 30, 2009, we did not provide any cash compensation to our sole director, Mr. Antenucci. Directors who are not our employees will receive 25,000 shares of our common stock (on a post reverse stock split basis) for each month during which either a board meeting(s) is held or an action by written consent is required.

The following table presents information about compensation of Integrated Freight’s chief executive officer and each of our highest paid executive officers who have compensation exceeding $100,000 per year. We paid only cash compensation to these persons.

Name and principal position	Year (1)	Salary
Paul A. Henley, Chief Executive Officer (2)	2008	$57,500
	2009	$195,000
Steven E. Lusty, Executive Vice President	2009	$150,000
T. Mark Morris, Chief Executive Officer of Morris Transportation (3)	2007	$78,000
	2008	$105,000
	2009	$110,000
Monte W. Smith, Chief Executive Officer of Smith Systems Transportation (3)	2007	$110,000
	2008	$110,000
	2009	$110,000

(1) Fiscal year ended March 31.

(2) The completion of the merger of Integrated Freight into us entitles Mr. Henley to receive a bonus of $50,000 during the fiscal year ended March 31, 2010.

(3) Includes annual salary, prior to the respective date of our acquisitions, but excludes distributed and undistributed S-corporation earnings.

Neither our chief executive officer nor our other highest paid executives received any form of compensation other than cash salary during the periods indicated. The salaries of Mr. Morris and of Mr. Smith were paid by their employing companies.

Compensation Committee

Integrated Freight did not established a compensation committee prior to its merger into us. These functions are provided by its full board of directors. As a privately owned company with Mr. Henley as the sole director, a compensation committee was neither possible nor necessary as he has approved his own compensation. The compensation of executive officers other than Mr. Henley was approved by the full board of directors, except the compensation of the chief operating officers of our operating subsidiaries has been negotiated in the acquisition from the respective director/officers/controlling stockholders of those companies by Mr. Henley as the sole director at the time of such negotiations. We plan to have a compensation committee when we elect additional independent persons to our board of directors.

Employment Agreements

We have succeeded to the employment agreements Integrated Freight entered into with its executive officers identified in the following table. These persons are our executive officers, beginning November 10, 2009.

Name	Began	Ends (1)	Annual Cash Salary	Annual Increase	Bonus	Other
Paul A. Henley	May 30, 2008	May 29, 2011	$195,000	10%	(2)(3)
Steven E. Lusty	January 1, 2009	December 31, 2011	$150,000		(2)	(4)
T. Mark Morris	September 1, 2008	August 31, 2011	$110,000		$25,000(2)(5)
Monte W. Smith	September 1, 2008	August 31, 2011	$110,000		(2)

(1)   Subject to subsequent automatic annual renewals.

(2)   Eligible for discretionary bonuses, upon board review and approval.

(3)   Achievement of a public market for our shares – bonus of $50,000. Closing acquisitions – bonus equal  to one-tenth of one percent (.001) of the revenue from operations generated by acquired company.

(4)   150,000 shares of our common stock, plus 25,000 shares of our common stock per month for every month in which salary is not paid beginning August 1, 2009.

(5)   A contractual-bonus of $25,000 which is in arrears.

Each employment agreement provides for payment of benefits provided to other employees, an automobile allowance, and an opportunity to earn a performance bonus.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table identifies the beneficiaries of The Integrated Freight Stock Exchange Trust who are also our directors and officers and other persons who will own five percent or more of our common stock after the reverse stock split and related transactions are completed and sets forth the number and percentage of shares they beneficially own. Following the reverse stock split to be approved at the special stockholders meeting, the Trust will distribute these shares out of the Trust and into the names of these beneficial owners. The address of our directors and officers is our address. These persons own the shares before the reverse beneficially only, and after the reverse legally unless otherwise identified.

	Number of Shares		Percent
Name	Before Reverse Split (1)	After Reverse Split (2)	After all shares are issued (3)
John E. Bagalay	4,400,787	50,000	*
Paul A. Henley	572,102,258	6,500,000	30%
Henry P. Hoffman	4,400,787	50,000	*
Steven E. Lusty	88,015,732	1,000,000	4.615%
Jackson L. Morris	44,007,866	500,000	2.308%
T. Mark Morris	264,047,196	3,000,000	13.846%
Monte W. Smith (4)	81,854,631	930,000	4.292%
All directors and officers as a group (7 persons)	1,058,829,256	12,030,000	55.523%
MTH Ventures, Inc.	101,218,092	1,150,000	5.308%
24636 Harbour View Drive, Ponte Vedra, FL 32082
Edgar Renteria	132,023,598	1,500,000	6.923%
Unit 105, 3550 Wembley Way, Palm Harbor, FL 34685
Tangiers Investors LP	176,317,515	2,003,250	9.246%
Suite 400, 1446 Front Street, San Diego, CA 92101

*Less than one percent.

(1) PlanGraphics shares held in the Trust.

(2)   PlanGraphics shares to be distributed from the Trust following the reverse stock split and the issue of additional shares under the plan of merger, total is equal to the number of shares owned directly in Integrated Freight Corporation before placement in the Trust.

(3)   Percentage of total issued and outstanding after reverse stock split and the issue of additional shares to the Trust, such that one of our shares will be distributed by the Trust for each share of Integrated Freight Corporation placed in the Trust, plus an additional 1,337,822 shares not placed the Trust.

(4)   Includes 36,306,489 shares and 412,500 shares, respectively, legally owned by Mary Catherine Smith, Mr. Smith’s spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the 2009 fiscal year, we did not enter into any transactions with our directors, executive officers and persons who own more than five percent of our common stock, or with their relatives and entities they control, except we contracted to sell PGI-MD to Mr. Antenucci as of May 1, 2009. This sale was completed on December 27, 2009. This transaction is described under “Terms of Our Sale of PGI-MD”, under Item 1, above.

Integrated Freight Corporation did not entered into any transactions with our directors and executive officers, persons who owned more than five percent of its common stock outside of normal employment transactions, or with their relatives and entities they control; except the following:

•

We issued 6.5 million shares of our common stock to Mr. Henley for his founding of our incorporation, organizational and start up expenses in the amount of approximately $1,786. Mr. Henley is our founder and was our sole director at the date the issue of stock was approved.

•	We issued 500,000 shares to Mr. J. Morris for his services in performed in our organization and start up.

From time to time we sold additional securities to outside investors who at the time of certain sales may have owned more than five percent of our common stock. These sales were on the same terms we were offering to others and were negotiated on an arms’-length basis.

We do not anticipate entering into any future transactions with our directors, officers and affiliates apart from normal employment transactions.

Jackson L. Morris and T. Mark Morris are not related.

Item 14. Principal Accounting Fees and Services.

Aggregate fees billed by our principal independent registered public accounting firms for audits of the financial statements for the fiscal years indicated:

	2009	2008
Audit Fees	$ 60,000	$ 58,500
Audit–Related Fees(1)	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$ 60,000	$ 58,500

Percentage of hours on audit engagement performed by non–FTEs: The audit work performed by non–full time employees was less than 50% of total time.

Audit pre–approval policies and procedures: In accordance with the Amended and Restated Audit Committee Charter of March 21, 2003 as provided with our Proxy Statement dated April 1, 2003, the Board of Directors, acting as the Audit Committee, reviewed with the independent auditors, Sherb & Co. LLP, and financial management of the Company the scope of the proposed audit and timing of quarterly reviews for the current year and as well as non–audit services requested and the audit procedures to be utilized. The Board of Directors, acting as the Audit Committee, also approves in advance all audit and any non–audit services for which the independent auditors may be retained.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

INDEX TO FINANCIAL STATEMENTS

Page

Index to Consolidated Financial Statements of PlanGraphics, Inc.	F-

Index to Financial Statements of Integrated Freight Corporation	F-

Index to Financial Statements of Morris Transportation, Inc.	F-

Index to Consolidated Financial Statements of Smith Systems Transportation, Inc.	F-

Index to Pro Forma Unaudited Financial Information of PlanGraphics, Inc.	F-

FINANCIAL STATEMENTS OF PLANGRAPHICS, INC.

Page

Report of Independent Registered Public Accounting Firm	F-

Consolidated Balance Sheets at September 30, 2009 and 2008	F-

Consolidated Statement of Operations for the years ended September 30, 2009 and 2008	F-

Consolidated Statement of Changes in Stockholders' Deficit for the years
ended September 30, 2009 and 2008	F-

Consolidated Statement of Cash Flows for the years ended September 30, 2009 and 2008	F-

Notes to Consolidated Financial Statements	F-

INTEGRATED FREIGHT CORPORATION

 [Financial statements to be filed by amendment.]

Page

Report of Independent Registered Public Accounting Firm	F-

Consolidated Balance Sheets at March 31, 2009 and September 30, 2009	F-

Consolidated Statement of Operations from May 13, 2008 (inception) through March 31, 2009 and
for the period ended September 30, 2009	F-

Consolidated Statement of Changes in Stockholders’ Deficit from May 13, 2008 (inception) through
September 30, 2009	F-

Consolidated Statement of Cash Flows from May 13, 2008 (inception) through September 30, 2009	F-

Notes to Consolidated Financial Statements	F-

FINANCIAL STATEMENTS OF MORRIS TRANSPORTATION, INC.

[Financial statements to be filed by amendment.]

Page

Report of Independent Registered Public Accounting Firm	F-

Balance Sheets at August 31, 2008, March 31, 2008 and 2007	F-

Statements of Operations for the five months ended
August 31, 2008 and years ended March 31, 2008 and 2007	F-

Statement of Changes in Stockholder’s Equity
for the period from April 1, 2006 through August 31, 2008	F-

Statements of Cash Flows for the five months ended
August 31, 2008 and years ended March 31, 2008 and 2007	F-

FINANCIAL STATEMENTS OF SMITH SYSTEMS TRANSPORTATION, INC.

[Financial statements to be filed by amendment.]

Page

Report of Independent Registered Public Accounting Firm	F-

Consolidated Balance Sheets at August 31, 2008, March 31, 2008 and 2007	F-

Consolidated Statements of Operations for the five months ended
August 31, 2008 and years ended March 31, 2008 and 2007	F-

Consolidated Statement of Changes in Stockholder's Equity/(Deficit)
for the period from April 1, 2006 through August 31, 2008	F-

Consolidated Statements of Cash Flows for the five months ended
August 31, 2008 and years ended March 31, 2008 and 2007	F-

Notes to Consolidated Financial Statements	F-

PRO FORMA FINANCIAL INFORMATION

[Pro forma financial information to be filed by amendment.]

Page

Pro Forma Balance Sheet at September ___, _______	F-

Pro Forma Statement of Operations for the year ended September ___, _______	F-

Notes to Pro Forma Financial Information	F-

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated as of May 1, 2009 among PlanGraphics, Inc., John C. Antenucci and others.
3.1	Amended and Restated Articles of Incorporation (filed with our Definitive Proxy Statement dated May 3, 1991 and incorporated herein by reference).
3.2

Articles of Amendment to the Articles of Incorporation dated May 02, 2002 changing the name to PlanGraphics, Inc. (filed with our Annual Report on Form 10–KSB on December 30, 2002 and incorporated herein by reference).

3.3

Amended and Restated Bylaws of PlanGraphics, Inc. adopted by the Board of Directors on October 7, 2002 (filed with our Annual Report on Form 10–KSB on December 30, 2002 and incorporated herein by reference).

3.4	Amendment to Articles of Incorporation filed August 18, 2006 (filed on Form 8–K, dated August 16, 2006, and incorporated herein by reference).
3.5	Articles of Merger filed December 23, 2009.
4.1	Specimen Stock Certificate of PlanGraphics, Inc. (filed with our Annual Report on Form 10–KSB on December 30, 2002 and incorporated herein by reference).
14.1	Code of Ethics for Senior Financial Officers implemented by Board Decision on October 7, 2002 (filed with our Annual Report on Form 10–KSB on December 30, 2002, and incorporated herein by reference).
21	List of Subsidiaries.*
31.1	Sarbanes–Oxley Certification for the principal executive officer, dated January 13, 2010.
31.2	Sarbanes–Oxley Certification for the principal financial officer, dated January 13, 2010.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 which is dated January 13, 2010.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 which is dated January 13, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlanGraphics, Inc.

By: /s/ Paul A. Henley

Principal Executive Officer and

Principal Accounting and Financial Officer

Date: January 13, 2010

Signature and Name:	Capacity in which signed:	Date:

	Director	January 13, 2010
John E. Bagalay

/s/ Paul A. Henley	Director, Principal Executive Officer	January 13, 2010
Paul A. Henley	Principal Accounting and Financial Officer

/s/ Henry P. Hoffman	Director	January 13, 2010
Henry P. Hoffman

/s/ T. Mark Morris	Director	January 13, 2010
T. Mark Morris

/s/ Monte W. Smith	Director	January 13, 2010
Monte W. Smith

PLANGRAPHICS, INC.

Financial Statements

September 30, 2009 and 2008

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PlanGraphics, Inc.

We have audited the accompanying consolidated balance sheets of PlanGraphics, Inc. and Subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlanGraphics, Inc. and Subsidiaries, as of September 30, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a negative working capital position and a stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP Certified Public Accountants

Boca Raton, Florida

January 12, 2010

PLANGRAPHICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
ASSETS	2009	2008

CURRENT ASSETS
Cash and cash equivalents
Cash	$-	$202
	-	202
Note receivable from related party	20,469	-
Current assets of discontinued operations	249,508	754,079
Total current assets	269,977	754,281

PROPERTY AND EQUIPMENT
Equipment and furniture	2,000	2,000
Less accumulated depreciation and amortization	(2,000)	(2,000)
Long-term assets of discontinued operations	15,377	23,169
	15,377	23,169

OTHER ASSETS
Other assets of discontinued operations	92,156	195,759
	92,156	195,759

TOTAL ASSETS	$377,510	$973,209

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Mandatory redeemable Series A preferred stock, $0.001 par
value, nil and 500 shares issued and outstanding at September
30, 2009 and 2008, respectively	$-	$500,000
Notes payable - current maturities	57,668	7,668
Accounts payable	181,560	142,778
Accrued payroll costs	32,202	13,256
Accrued expenses	118,502	244,052
Current liabilities of discontinued operations	3,087,511	3,316,001
Total current liabilities	3,477,443	4,223,755

TOTAL LIABILITIES	3,477,443	4,223,755

STOCKHOLDERS' DEFICIT
Common stock, no par value, 2,000,000,000 shares authorized,
500,718,173 and 99,158,706 shares issued and outstanding
at September 30, 2009 and 2008, respectively	21,368,578	20,706,005
Accumulated deficit	(24,468,511)	(23,956,551)
TOTAL STOCKHOLDER'S DEFICIT	(3,099,933)	(3,250,546)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$377,510	$973,209

The accompanying notes are an integral part of these consolidated financial statements.

PLANGRAPHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2009	2008

Revenues	$-	$-

Costs and expenses
Salaries and employee benefits	64,876	74,333
General and administrative expenses	121,151	122,538
Total costs and expenses	186,027	196,871

Operating loss	(186,027)	(196,871)

Other income (expense):
Other income	1,784	-
Interest expense	(38,776)	(60,163)
	(36,992)	(60,163)

Loss from continuing operations	(223,019)	(257,034)

Discontinued operations
Operating loss from discontinued operations	(498,952)	(192,113)
Other income	258,472	63,253
Interest expense	(48,461)	(82,745)
Loss from discontinued operations	(288,941)	(211,605)

Net loss	$(511,960)	$(468,639)

Basic and diluted loss per common share
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)
Net loss per common share	$(0.00)	$(0.00)

Weighted average shares of common stock
outstanding - basic and diluted	237,779,234	99,158,706

The accompanying notes are an integral part of these consolidated financial statements.

PLANGRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

Years ended September 30, 2009 and 2008

	Common Stock
				Total
	Shares	Amount	Accumulated	Stockholders'
			Deficit	Equity (Deficit)

Balance, September 30, 2007	97,214,418	$20,697,839	$(23,487,912)	$(2,790,073)
Issue of common stock upon option exercise	1,944,288	8,166		8,166
Net loss	-	-	(468,639)	(468,639)
Balance at September 30, 2008	99,158,706	20,706,005	(23,956,551)	(3,250,546)

Issue of common stock upon conversion of
preferred stock	401,559,467	662,573		662,573
Net loss	-	-	(511,960)	(511,960)
Balance at September 30, 2009	500,718,173	$21,368,578	$(24,468,511)	$(3,099,933)

The accompanying notes are an integral part of these consolidated financial statements.

PLANGRAPHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2009	2008
Cash provided by (used in) operating activities:
Loss from continuing operations	$(223,019)	$(257,034)
Loss from discontinued operations	(288,941)	(211,605)
Net loss	(511,960)	(468,639)
Adjustments to reconcile net loss to net cash
provided by (used in) continuing operating activities:
Changes in operating assets and liabilities
Prepaid expenses and other	(4,121)	2,620
Accounts payable	38,782	30,556
Accrued expenses	106,604	42,854

Net cash provided by continuing operating activities	(81,754)	(181,004)
Adjustments to reconcile net loss to net cash
provided by (used in) discontinued operating activities:
Depreciation and amortization	114,852	175,130
Allowance for doubtful accounts	(32,586)	49,718
Net change in discontinued operating assets and liabilities	269,573	335,633
Net cash provided by discontinued operations	62,898	348,876
Net cash used by operating activities	(18,856)	167,872

Cash flows used in investing activities:
Used in continuing operations investing activities
Note receivable due from related party	(20,469)	-
Used in discontinued operations investing activities
Purchases of equipment	(2,150)	(3,602)
Software developed for future use	(806)	(67,831)
Cash used in discontinued operations investing activities	(2,956)	(71,433)
Net cash used in investing activities	(23,425)	(71,433)

Cash flows provided by (used in) discontinued operations financing activities:
Payments on debt	(8,123)	(174,677)
Proceeds from debt	50,000	-
Proceeds from notes payable to related party	13,750	-
Payments of note payable to related party	(13,750)	-
Net cash provided by (used in) discontinued operations financing activities	41,877	(174,677)

Net decrease in cash	(404)	(78,238)
Cash and cash equivalents at beginning of year	404	78,642

Cash - continuing operations	-	202
Cash - discontinued operations	-	202
Cash and cash equivalents at end of year	$-	$404

The accompanying notes are an integral part of these consolidated financial statements.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

NOTE A – COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. The Company

These consolidated financial statements include the accounts of PlanGraphics, Inc. (a Colorado Corporation) and those of its wholly owned subsidiary held for sale, PlanGraphics, Inc. (a Maryland Corporation), and the latter’s wholly owned subsidiaries, RTD2M and Xmarc Ltd (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. (See also Note N, Subsequent Events, regarding the sale of subsidiary.)

The Company has historically been a full life-cycle systems integration and implementation firm providing a broad range of services in the design and implementation of information technology in the public and commercial sectors. The Company has extensive experience with spatial information systems and e-services.

Reclassifications resulting from discontinued operations. During the third quarter, the Company determined to sell its operating subsidiary, PlanGraphics of Maryland (including its two subsidiaries) and the sale was subsequently completed on December 27, 2009. Accordingly, the assets and liabilities related to the subsidiary are considered to be held for sale in this report and have been reclassified in this report as “discontinued operations” in the consolidated balance sheets in accordance with Statement of Financial Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment” and ASC 205, Presentation of Financial Statements. Both current and historical operating results of the subsidiary have been reclassified as “discontinued operations.” Depreciation and amortization on long-lived assets of the subsidiary were also reclassified to discontinued operations. Certain amounts in the Company’s consolidated financial statements for prior periods have also been reclassified to conform to the current period presentation.

The Company’s historical customers are located in the United States and foreign markets requiring locational or “spatial” information. Approximately 65% of its revenue comes from customers in federal, state and local governments and utilities; 34% from international; and the remaining 1% from commercial enterprises within the United States. International revenues were derived from various countries and as a percent of total revenue the countries are: Italy 26%, China 2%, England 4%, and the remaining 2% from Holland, Australia and Portugal.

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

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s activities in discontinued operations require it to make significant assumptions concerning cost estimates for labor and expenses on contracts in process. Due to the uncertainties inherent in the estimation process of costs to complete for contracts in process, it is possible that completion costs for some contracts may have to be revised in future periods.

.

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

5. Property, Equipment and Depreciation and Amortization

Property and equipment are recorded at cost less accumulated depreciation or amortization. Depreciation is computed primarily using the straight-line method over the estimated useful lives ranging from 5 to 31 years. Depreciation and amortization expense on property and equipment was $114,852 and $175,130 for the years ended September 30, 2009 and 2008, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged as an expense to operations.

6. Revenue and Cost Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting Bulletin Topic 13 to be consistent with Accounting Standards Codification (“ASC”) 605, Revenue Arrangements with Multiple Deliverables. We recognize revenues when (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the client, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured.

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

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.  Income Taxes

The Company files United States federal and state income tax returns for its domestic operations, and files separate foreign tax returns for its United Kingdom subsidiary. The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income taxes result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

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

The following is a reconciliation of the weighted average number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations:

	Year ended September 30,
	2009	2008

Basic EPS share quantity	237,779,234	99,158,706
Effect of dilutive options and warrants	-	-
Diluted EPS share quantity	237,779,234	99,158,706

*For the net-loss periods ended September 30, 2009 and 2008, we excluded any effect of the 4,694,288 and 5,966,432 outstanding options and warrants, respectively, as their effect would be anti-dilutive.

9. Research and Development costs

Research and development costs are expensed as incurred. The amounts for fiscal years 2009 and 2008 were insignificant.

10. Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company's cash and cash equivalents are placed with reputable financial institutions and are primarily in demand deposit accounts. The Company did not have balances in excess of FDIC insured limits as of September 30, 2009, or at September 30, 2008. Because of large but infrequent payments that may be received from major customers, account balances may exceed FDIC insured limits for very short periods.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

11. Fair Value of Financial Instruments

Fair Value Measurements. On October 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This ASC applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this ASC does not require any new fair value measurements. However, for some entities, the application of this ASC will change current practices.

The following table sets forth the liabilities the Company has elected to record at fair value under ASC 820 as of September 30, 2009:

Fair Value Measurements at September 30, 2009
Using Significant Unobservable Inputs
Description	(Level 3)

Accounts payable – discontinued operations:
Balance before fair value adjustment	$2,658,590
Charge to accounts payable	(91,516)
Balance after fair value charge	$2,567,074

The Company has antiquated legacy accounts payable balances in discontinued operations that are at least four years old and some as old as ten years that it believes will never require a financial payment for a variety of reasons. Accordingly, under ASC 820, (and in this case for our United Kingdom subsidiary, the UK’s Financial Reporting Standard 12, “Provisions, Contingent Liabilities and Contingent Assets” (“FRS 12”), since this is where the balances are located) the Company has analyzed the accounts and recorded a charge against those legacy balances as permitted under FSR 12 in the United Kingdom reducing the balances to the amount expected to be paid out. The income recorded during the year ended September 30, 2009 was $91,516 and is recorded in other income from discontinued operations on the Company's Consolidated Statement of Operations.

Fair Value of Financial Instruments. The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. The carrying value of long-term investments, long-term debt and lease obligations approximates fair value.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

12. Segment Information

The Company follows the provisions of FASB ASC 280, Segment Reporting, which establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. In the opinion of management, the Company operates in one business segment, business information services, and all revenue from its services and license fees and royalties are made in this segment. Management of the Company makes decisions about allocating resources based on this one operating segment.

The Company has three geographic regions for its operations, the United States, Europe and Asia. Revenues are attributed to geographic areas based on the location of the customer. The following graph depicts the geographic information expected by FASB ASC 280:

Geographic Information
		Long-lived	Accounts
	Revenues	Assets	Receivable
2009
North America	$1,214,287	$95,005	$115,601
Europe	608,438	4,011	38,137
Asia	31,892	-	75,201
Total	$1,854,617	$99,016	$228,939

2008

North America	$2,799,856	$207,591	$504,866
Europe	595,804	3,321	257,629
Asia	218,356	-	-
Total	$3,614,016	$210,912	$762,495

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

13. Recognition of Expenses in Outsourced Work

Pursuant to management’s assessment of the services that have been performed by subcontractors on contracts and other assignments, we recognize expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. Several of our contracts extend across multiple reporting periods.

14. Stock-Based Compensation Expense

The Company applies FASB ASC 718, Compensation – Stock Compensation, which establishes the financial accounting and reporting standards for stock-based compensation plans. The Company uses the modified prospective method requiring companies to record compensation expense for (1) the unvested portion of previously issued awards that remain outstanding at the initial date of adoption, which we did not have, and (2) for any awards issued, modified or settled after the effective date of the statement which we also did not have. The Company recognizes stock compensation expenses over the requisite service period of the award, normally the vesting term of the options which are generally immediately fully vested and exercisable. As required by FASB ASC 718, the Company has recognized the cost resulting from all stock-based payment transactions including shares issued under its now expired stock option plans in the financial statements. See Note I, Item 2, below, for further discussion.

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

We conduct business in a number of foreign countries and, therefore, face exposure to slight but sometimes adverse movements in foreign currency exchange rates. International revenue of $640,330 was about 35% of our total revenue in 2009, of which about $571,690, or 31% of our total revenue, was denominated in a currency other than U.S dollars. Accordingly, a 10% change in exchange rates could increase or decrease our revenue by $57,169. Since we do not use derivative instruments to manage foreign currency exchange rate risks, the consolidated results of operations in U.S. dollars may be subject to some amount of fluctuation as foreign exchange rates change. In addition, our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material impact on our future financial results.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our primary foreign currency exposure is related to non–U.S. dollar denominated sales, cost of sales and operating expenses related to our international operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of consulting and systems integration services provided to international customers in Asia, is predominantly denominated in U.S. dollars, which reduces our exposure to fluctuations in foreign currency exchange rates. There have been and there may continue to be period–to–period fluctuations in the relative portions of international revenue that are denominated in foreign currencies. The net amount of foreign currency gains and (losses) was a loss of $56,043 for fiscal year (FY) 2009 and a gain of $8,675 for FY 2008. In view of the foregoing, we believe our exposure to market risk is limited.

16. Recent Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 805, Business Combinations. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FASB ASC 805 was effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this guidance will have no material impact on our financial statements.

In December 2007, the FASB issued FASB ASC 810-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51, which changes the accounting and reporting for minority interests. Under this pronouncement, minority interest is recharacterized as noncontrolling interests and is to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-65 was effective for our company December 15, 2008 and applies prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this guidance will not have a material impact on our financial statements.

In March 2008, the FASB issued FASB ASC 815, Derivatives and Hedging, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FASB ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. Management believes that, for the foreseeable future, this guidance will not have a material impact on the financial statements.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2008, FASB ASC 350-50 was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FASB ASC 350-50 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. Management is currently evaluating the effects, if any, that this guidance may have on our financial reporting.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. FASB ASC 855 is effective in the first interim period ending after June 15, 2009. We expect FASB ASC 855 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

In June 2009, the FASB issued SFAS 168 (now: FASB ASC 105-10), Generally Accepted Accounting Principles the FASB Accounting Standards Codification. SFAS 168 represented the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009, the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification”, or FASB ASC. The Codification supersedes all existing non-SEC accounting and reporting standards. FASB ASC 105-10 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement had no effect on our consolidated financial statements upon adoption other than current references to GAAP, which, where appropriate, have been replaced with references to the applicable codification paragraphs.

The FASB issued FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the FASB issued FASB Staff Position, FASB ASC 820-15-5, which delayed the effective date of FASB ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of FASB ASC 820 are certain leasing transactions accounted for under FASB ASC 840, Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of FASB ASC 820. Management believes that, for the foreseeable future, this guidance will have no material impact on our financial statements.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R)”, FASB ASC 810-Consolidation, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The changes are FASB ASC 810-10, effective for financial statements after January 1, 2010. We are currently evaluating the requirements of this guidance and the impact of adoption on our consolidated financial statements.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

17. Reclassifications

Certain reclassifications have been made to the fiscal 2008 financial statements to conform to the fiscal 2009 financial statements’ presentation. Related to this is the reclassification of financial balances and results for the sole operating subsidiary to present its financial results as discontinued operations as required by FASB ASC 205 because it is considered held for sale at September 30, 2009, as a result of its sale subsequent to the end of the reporting year. (See Note L, Results of Discontinued Operations) The reclassifications have no effect on the financial position or net loss available to common shareholders as previously reported.

18. Purchased and Internally Developed Software Costs for Future Project Use

The Company follows FASB ASC 350, Intangibles – Goodwill and Other. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product’s technological feasibility has been established. Amortization begins when a product is available for general release to customers. The amortization is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amortization expense amounted to $104,910 and $165,019 for FYs 2009 and 2008, respectively. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No impairments were recorded in 2009.

NOTE B – LIQUIDITY CONSIDERATIONS

The Company has an accumulated deficit of $24,468,511 at September 30, 2009, and the Company’s working capital deficit decreased to $3,203,345 at September 30, 2009 and it has recurring net losses in fiscal years (FYs) 2009 back to 1998. Additionally the Company reported a net loss of $511,960 for FY 2009 versus a net loss of $468,639 for FY 2008 and a significant decrease in revenue of $1,759,399, or 49%, during FY 2009 as a result of slowed tax revenue receipts in state and local government customers. The resulting constrained cash flows adversely affect the Company’s ability to meet payroll, subcontractor and other payment obligations on a timely basis. On occasion, payroll disbursements to employees were delayed resulting in payments made subsequent to normal due dates. Delayed payments to subcontractors have caused work stoppages and, at times, adversely affected the Company’s ability to service certain of its major projects and to generate revenue.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE B – LIQUIDITY CONSIDERATIONS (Continued)

Board’s Plan for PlanGraphics, Inc. PlanGraphics experienced declining revenues in the past several years. The costs for audits, legal advice, other items related to the Company’s SEC reporting and maintaining its status as a public company are significant and have had an adverse effect on our ability to successfully operate our historical core business. Based on this combination of declining revenues and increasing costs, in 2003, the Company’s Board of Directors began examining strategic alternatives for PlanGraphics and retained a number of specialist investment banking firms to assist with this process. Through these efforts, and in parallel with efforts to maintain and build on our traditional lines of business, the Board has concluded that in order to provide shareholders with some opportunity for achieving value on their investment, PlanGraphics needed to aggressively pursue the option of deriving value from one or more of the assets of the corporation. One such option that the Company has pursued in recent years is the spin-off of PGI-MD and the sale of PlanGraphics, the public entity, to a private company interested in becoming a publicly traded corporation.

As disclosed in Note N, Subsequent Events, the Company has completed the reverse merger of Integrated Freight Corporation into the Company effective December 23, 2009, and then sold its historical operating subsidiary, PGI-MD, to John Antenucci effective December 27, 2009 (See Note N, Subsequent Events). The board believes these actions create a larger entity that will be profitable and capable of bearing the costs of being a publicly traded company.

The Company’s new management has been in discussions with potential investors and investment bankers regarding funding to support the new operation’s growth plans. Viability of the Company will initially be dependent upon obtaining external funding. There can be no assurance that these efforts will be successful.

NOTE C - ACCOUNTS RECEIVABLE – DISCONTINUED OPERATIONS

At September 30, the components of contract receivables were as follows:

	2009	2008

Billed	$204,256	$544,720
Unbilled	38,834	238,470
	243,090	783,190
Less allowance for doubtful accounts	14,151	49,718
Accounts receivable, net	$228,939	$733,472

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

Receivables include retainages receivable representing amounts billed to customers that are withheld for a certain period of time according to contractual terms, generally until project acceptance by the customer. At September 30, 2009 and 2008, retainage amounted to $4,055 and $168,434, respectively. Management considers all retainage amounts to be collectible.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DISCONTINUED)

September 30, 2009 and 2008

NOTE C - ACCOUNTS RECEIVABLE – DISCONTINUED OPERATIONS (Continued)

Billed receivables include $37,597 for the net amount of factored invoices due from Rockland. This amount is comprised of the amount of outstanding uncollected invoices on hand at Rockland ($83,716) less the net amount of funds employed by Rockland in servicing them ($67,684) which consists of actual cash advances, payments, and other reserves and fees related to the factoring agreement. Pursuant to the factoring agreement we have granted Rockand a lien and security interest in all of our cash, accounts, goods and intangibles.

The Company has historically received greater than 10% of its annual revenues from one or more customers creating some amount of concentration in both revenues and receivables.

At September 30, 2009, customers exceeding 10% of accounts receivable were the Italian Ministry of Finance ("IMOF"), 27% and China Clients 14%. At the same date, customers exceeding 10% of revenue for the year were IMOF, 27%, San Francisco Department of Technology and Information Systems (“SFDTIS”), 11%, and Dawson County, GA, 13%.

At September 30, 2008, customers exceeding 10% of accounts receivable were the Italian Ministry of Finance ("IMOF"), 24%, New York City Department of Environmental Engineering (“NYDEP”), 19%. At the same date, customers exceeding 10% of revenue for the year were NYDEP, 26%, San Francisco Department of Technology and Information Systems (“SFDTIS”), 16%, and the IMOF, 12%.

Deferred revenue amounts of $182,034 and $312,303 at September 30, 2009 and 2008, respectively, represent amounts billed in excess of amounts earned.

NOTE D – ACCOUNTS PAYABLE

Accounts payable at September 30 consist of:

	2009	2008

Trade payables	$1,419,292	$1,333,529
Payable to subcontractors	1,229,729	1,347,369
Other payables	99,613	105,936
Total accounts payable	$2,786,634	$2,786,834

NOTE E – ACCRUED EXPENSES

Accrued expenses at September 30 are as follows:

	2009	2008

Accrued expenses due to vendors and subcontractors	$72,198	$41,210
Accrued interest	136,178	263,479
Accrued professional fees	-	67,003
Other accrued expenses	7,599	8,945
Total accrued expenses	$215,975	$380,637

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE F - NOTES PAYABLE

Notes payable at September 30, 2009 were as follows:	2009	2008

Continuing operations:

An uncollateralized promissory note with a vendor in the original amount of $11,500, interest rate of 12%. The note, requiring monthly payments of $1,916 matured on September 15, 2006 and is currently in default.	$7,668	$7,668

A convertible promissory note with an unrelated party in exchange for a business loan in the amount of $30,000 bearing interest at 6% per annum. The note matured on February 28, 2009. As a result the note became convertible into common stock of the Company. Liquidation of the note will occur in connection with the merger of Integrated Freight into PGRA.	30,000	-

A convertible promissory note in exchange for a business loan in the amount of $20,000 borrowed from an unrelated entity. The note, which bears interest at 8% per annum and matures on January 15, 2010, is guaranteed by Integrated Freight Corporation.	20,000	-

Discontinued operations:

An uncollateralized promissory note with a vendor in the original amount of $91,509, interest rate of 5%. An initial payment of $25,000 was due January 31, 2007 followed by 12 monthly payments of $5,694.	-	11,317

An uncollaterlized promissory note with a vendor in the original amount of $185,000, interest rate of 9.5%. The note matured June 21, 2001 when final payment of $23,665 was due and is currently in default. As a result the interest rate increased to 13.5%.	21,165	23,665

Total notes payable	78,833	42,650

Less: Current maturities	78,833	42,650

Notes payable – long-term	$-	$-

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE G – TAXES ON INCOME

The provision for income taxes consisted of the following:

	2009	2008

Current	$-	$-
Deferred	-	-
Total	$-	$-

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

	2009	2008

U.S. federal statutory rates	(34.0%)	(34.0%)
State income tax, net of federal tax benefit	(3.3)	(3.3)
Permanent differences	-	-
Foreign income taxes, net of federal tax benefit	-	-
(Increase) decrease in deferred tax asset valuation allowance	37.3	37.3
Effective tax rate	-%	-%

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$7,758,000	$7,719,000
Provision for losses on accounts receivable	5,000	8,000
Accrued payroll costs and vacation	11,000	32,000
Total gross deferred tax asset	7,774,000	7,759,000
Deferred tax liabilities:
Deferred income of foreign corporation	(577,000)	(441,000)
	7,197,000	7,318,000
Valuation allowance	(7,197,000)	(7,318,000)
Net deferred tax asset	$-	$-

A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

During the year ended September 30, 2009, the valuation allowance decreased by $121,000.

During the year ended September 30, 2009, the Company’s estimated tax asset relating to its net-operating loss carryforward from prior years was revised by $297,000 to reflect a change in the estimated tax rates in effect when the asset would be utilized.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE G – TAXES ON INCOME (CONTINUED)

At September 30, 2009, the Company had estimated net operating loss carryforwards of approximately $20.8 million with expirations through 2029. On May 29, 2009, Integrated Freight Corporation acquired approximately 80% of our outstanding shares resulting in an ownership change. Accordingly, the utilization of the loss carry forwards is limited under Internal Revenue Service Code Section 382 regulations due to the change of ownership.

NOTE H - COMMITMENTS AND CONTINGENCIES

1. Obligations Under Operating Lease – Related Party

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

Minimum annual operating lease commitments at September 30, 2009 are as follows:

Year ending September 30,

2010	$120,627
2011	105,242
2012	102,500
2013	102,500
2014	102,500
Thereafter	273,333

$806,702

Rental expense for the years ended September 30, 2009 and 2008 totaled $133,892 and $163,198, respectively.

3. Licensing Agreement

The Company entered into a licensing agreement under which it obtained exclusive North American rights to Xmarc, Ltd., intellectual property and spatial integration software owned by a Swiss based investment company, HPI Holding SA and a Cayman Island company, Glendower Opportunity Partners II, collectively the Xmarc Sellers (“XS”), for use in the public sector and utility markets. Under the agreement the Company supports former Xmarc clients, work in progress and outstanding proposals and pay XS, a royalty stream for a period of 21 months ending September 30, 2003 as it receives revenue for the product licensing and maintenance.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

4. Employment Agreements

On April 30, 2002, the Company entered into new employment agreements with its officers. One of them was effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,000 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. On the anniversary date of his employment agreement, the chief executive officer is entitled to receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock. The Company extended the employment agreements of its two officers through December 31, 2008. During FY 2007 the Company granted stock options to acquire a total of 2,750,000 shares of common stock to the two officers as inducement to extend their employment agreements to December 31, 2008. Pursuant to the employment agreement for the chief executive officer, stock options to acquire 972,144 and 972,144 of common stock were granted during FY 2007 and 2008. Recently both agreements were extended from time to time through December 31, 2009; pursuant to the reverse merger agreement with Integrated Freight both officers resigned all their positions with PGRA effective November 9, 2009 (See also Note N, Subsequent Events).

5.KSTC Agreement

On June 16, 2003, the Company’s subsidiary, PlanGraphics, Inc. (“PGI-MD”), entered into a two-year agreement with Kentucky State Technology Corporation (“KSTC”) to develop classification algorithms to delineate and classify wetlands in commercial satellite images, field verify the imagery interpretation and to establish a marketing program for these value added wetlands imagery product to potential governmental and business clients. KSTC provides $200,000 under the agreement on a cost share matching basis for cash and in-kind services provided. The Company has established a wholly owned subsidiary, RDT2M, as required by the agreement, and has selected Murray State University to work with RDT2M. Murray State University will receive 51% and RDT2M will receive 49% of the funding. The agreement provides for payment to the Company of certain development expenses of approximately $200,000. The agreement also requires the Company’s repayment of up to $400,000, including the grant amount, through a royalty stream based on free cash flow if a commercial and sustainable market is developed for the products. Should no viable market be established, repayment of the grant amount is waived. On June 7, 2004, KTSC renewed the agreement, which can again be renewed, and increased the repayment provision up to $800,000.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

6. Xmarc Ltd.

During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the Xmarc Services Limited agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, the Company completed a purchase transaction with an effective date of March 31, 2004, in which it acquired Xmarc Ltd in a non-cash transaction. The results of XL’s operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition, which has resulted in revenue of $766,686 during FY 2009, enhances the strategic development and prospects for growth of its operating subsidiary.

NOTE I – EQUITY TRANSACTIONS

1. Preferred Stock

As of September 30, 2009, the Company had authorized 20,000,000 shares of preferred stock, 500 of which were issued and outstanding at September 30, 2008. The shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is expressly authorized, without further approval by shareholders, to provide for the issue of all or any of the shares of the preferred stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be adopted by the board of directors and as may be permitted by law.

On August 21, 2006, the Company entered into a Series A Preferred Stock Purchase Agreement with Nutmeg Group, LLC pursuant to which it sold and Nutmeg Group, LLC bought, for an aggregate purchase price of $500,000, a total of 500 shares (the "Shares") of the Company's Series A 12% Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase shares of the Company's common stock equal to 80 percent of the fully diluted outstanding shares with an aggregate exercise price of $10.00 (the "Warrant,"). The Series A Preferred Stock is non-voting and was not convertible into shares of the company's common stock.

The holder of Series A Preferred Stock could have required the Company to redeem the Series A Preferred Stock in whole or in part at any time after February 17, 2007. In addition, at any time after August 17, 2007, the Company had the right to redeem the Series A Preferred Stock in whole or in part. The investor did not exercise the Warrant prior to its expiration date.

On May 29, 2009, in lieu of a cash payment of $662,573, the Company issued 401,559,467 shares of the Company's common stock (the number of shares that the Company was required to issue in accordance with an agreed upon formula) to Integrated Freight Systems Inc. (“IFSI”), a Florida corporation and holder in due course of the Preferred Stock, to satisfy our obligations for redemption of our Series A Redeemable Preferred Stock and accrued unpaid dividends pursuant to the related Redemption Request from the Nutmeg Group. The issuance resulted in a change in control of the Company, with IFSI owning 80.2% of the shares of common stock issued and outstanding after giving effect to the issuance. The shares of Common Stock were issued in reliance on the exemption from registration provided in Section 4(2) of the Securities Act. No commissions or fees were paid in connection with the redemption. The certificates representing the shares were issued with a restrictive legend.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE I – EQUITY TRANSACTIONS (CONTINUED)

2. Common Stock

On January 14, 2009, PlanGraphics, Inc., entered into a business loan in the amount of $30,000 with the holder of all of the outstanding Series A Preferred Stock of PlanGraphics, Nutmeg/Fortuna Fund LLLP (the "Holder"), in the form of a convertible debenture ("the Debenture"). The Debenture provides for an interest rate of 6% per annum with a maturity date of February 28, 2009. Proceeds of the Debenture were applied to certain critical working capital needs. The Debenture is, in the event of default, convertible into common stock of the Company if the default is not timely cured. The Debenture is convertible in whole or in part at a conversion price on the date of conversion at the lesser of $0.002 per share or fifty percent (50%) of the average closing price for the common stock on the five trading days immediately prior to the conversion date. Conversion of the Debenture into common stock of the registrant is limited and the Holder or its affiliates, according to the terms of the Debenture agreement, may not be the beneficial owner of more than 4.99% of the total number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares permitted upon conversion by the Holder. Upon not less than 61 days notice to the Company, the Holder may increase or decrease this limitation. As of March 1, 2009, the Company has been in default with regard to the terms of the Debenture, and the Holder has the right to require the Company to convert the amounts owing under the Debenture to common stock. The Debenture will be liquidated concurrent with the reverse merger transaction discussed in Note N, Subsequent Events, below.

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

3.Stock-Based Compensation

As noted above, the Company follows provisions of FASB ASC 718 in accounting for share-based payments to employees, including grants of employee stock options, and recognizes related expenses in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards.

The Company’s option valuation model (the Black-Scholes model) requires the input of highly subjective assumptions including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options (which it does not have), and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not, in management’s opinion, necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The Company did not grant options to acquire shares of common stock during the fiscal year ended September 30, 2009.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE I – EQUITY TRANSACTIONS (CONTINUED)

A summary of the status of the Company's stock option plans, changes and outstanding options and warrants as of September 30, 2009 and 2008 and changes during the years ended on those dates is presented below:

	Options		Warrants
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding
at 9/30/2007	8,447,790	$ 0.021	-	$ -

Granted	972,144	0.005	-	-
Expired	(1,509,214)	0.018	-	-
Exercised	(1,944,288)	0.004	-	-

Outstanding
at 9/30/2008	5,966,432	$ 0.021	-	$ -

Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(1,272,144)	0.040	-	-

Outstanding
at 9/30/2009	4,694,288	$ 0.014	-	$ -

Exercisable
at 9/30/2008	5,966,432	$ 0.021	-	$ -

Exercisable
at 9/30/2009	4,694,288	$ 0.014	-	$ -

There were no options exercised during the period ending September 30, 2009; accordingly, the total intrinsic value of options exercised during fiscal year 2009 is nil.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for all options and warrants outstanding at September 30, 2009 is presented below:

Stock Options
		Weighted-average
Range of Exercise		Remaining Years
Prices	Shares	Contractual Life
$0.012-$0.0400	4,694,288	1.64

	4,694,288

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE I – EQUITY TRANSACTIONS (CONTINUED)

No options were granted in the current fiscal year. The fair value of the options granted in the period ending September 30, 2008, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008
Dividend yield	N/A	0.00%
Expected Volatility	N/A	311.00%
Risk free interest rate	N/A	3.10%
Expected lives	N/A	5 years

No options were granted in the current fiscal year. The weighted-average grant date fair value for options granted during 2008 was approximately $0.

For the twelve months ended September 30, 2009 and 2008, net loss and the loss per share reflect the actual deduction for stock-based compensation expense which was $0 and $0, respectively. The expense for stock-based compensation is a non-cash expense item when it occurs.

Because we did not have any unvested options or warrants as of September 30, 2009, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Compensation Plan.

NOTE J – EMPLOYEE BENEFIT PLANS

The Company has a Section 401(k) deferred compensation plan covering substantially all employees. The plan allows participating employees to defer up to 20% of their annual salary with a tiered matching contribution by PlanGraphics up to 1.75%. Additional contributions may be made at PlanGraphics’ discretion based upon PlanGraphics’ performance. During April 2003 the matching contributions were suspended pending improved profitability of the Company; accordingly, no discretionary matching expenses were charged to operations for the plan during the years ended September 30, 2009 and 2008.

NOTE K – LITIGATION

Subcontractor Claim. On December 22, 2008, a subcontractor, Sanborn Map Company, Inc. ("Sanborn"), asserted in a summons filed in the District Court for Douglas County, Colorado, that it was entitled to recover an outstanding amount of $896,475 plus certain unpaid retainage of $18,501 earned for work as a subcontractor to the Company’s operating subsidiary, PlanGraphics of Maryland. All amounts had been previously recorded in the Company's financial records. The case was moved to the U.S. District Court for the District of Colorado (case # 09-cv-0332-RPM) and subsequently to the District Court of the City and County of Denver. On December 10, 2009, the parties presented to the District Court and the Court entered an Order for a Stipulation of Payment or Entry of Judgment. The parties agreed that PGI MD is to begin making a timely series of payments on November 30, 2009, through July 31, 2014, in liquidation of an agreed amount. PGI-MD agreed to the Court’s authority to enforce payment of the agreed amount less any prior payments, should PGI-MD default on the payment terms.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE K – LITIGATION (Continued)

The Company is engaged in various other litigation matters from time to time in the ordinary course of business. In the opinion of management, the outcome of any such litigation will not materially affect the financial position or results of operations of the Company.

NOTE L – RESULTS OF DISCONTINUED OPERATIONS

The discontinued operations of PGI-MD, our operating subsidiary, will continue to fund our limited continuing operations until completion of the sale of PGI-MD and the pending reverse merger of Integrated Freight into PGRA are completed. Therefore we are providing the financial position and the operating results for PGI-MD in the disclosures below.

Statement of Financial Position - Discontinued Operations

	September 30,
	2009	2008

Cash and cash equivalents	$-	$202
Accounts receivable, less allowances for doubtful
accounts of $14,151 and $49,718	228,939	733,472
Prepaid expenses and other	20,569	20,405
Equipment and furniture net of accumulated depreciation
of $355,890 and $345,948	15,377	23,169
Software development costs, net of accumulated
amortization of $927,896 and $822,986	83,640	187,743
Other assets	8,516	8,016
Notes - payable current maturities	(21,165)	(34,982)
Accounts payable	(2,567,074)	(2,644,056)
Accrued payroll costs	(271,530)	(188,075)
Accrued expenses	(97,473)	(136,585)
Deferred revenue and prebillings	(130,269)	(312,303)
Net liabilities of discontinued operations	$(2,730,470)	$(2,342,994)

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE M – SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

	2009	2008
Years ended September 30,
Cash paid for interest	$50,900	$113,789
Cash paid for income taxes	-	4,393

Non-cash transactions affecting cash flow computations during the years ended were:

September 30, 2008:

In continuing operations;

•	Exercise of stock options $8,166.

September 30, 2009:

In continuing operations:

•	Payment of amounts due in liquidation of redeemable preferred stock and accrued dividends which totaled $662,573.
•	Cancellation of $1,314 of accounts payables in continuing operations.

In discontinued operations:

•	Cancellation off of $159,470 of receivables.
•	Fair value adjustment of $91,516 to certain liabilities.
•	Cancellation of $372,865 of accounts payables.
•	Cancellation of $5,694 of debt.
•	Cancellation of $208,438 liabilities.

NOTE N – SUBSEQUENT EVENTS

Resignations. Effective November 9, 2009, Mssrs. Antenucci and Beisser, pursuant to the terms of the agreement with Integrated Freight Corporation, resigned from their positions as director and chief executive officer (Antenucci) and senior vice president – finance, treasurer and secretary (Beisser). As of the date of the filing of this report the Company owes Mr. Beisser $24,126 for unpaid wages, accrued vacation and reimbursable expenses.

Subcontractor Claim. On November 9, 2009, a subcontractor of PGI-MD, Charter Global, Inc., ("CGI"), asserted in a summons filed in the Franklin Circuit Court in the Commonwealth of Kentucky, that it was entitled to recover an outstanding amount of $55,800 plus interest for work as a subcontractor to the Company’s operating subsidiary, PlanGraphics of Maryland. All amounts had been previously recorded in the Company's financial records. The Company is aggressively defending its interests and has challenged the fees sought and is complying with an order of the court by entering into mediation with CGI.

Change in Control. As disclosed in Note I, above, on May 29, 2009, the Company issued 401,559,467 shares of its common stock to an unrelated entity, Integrated Freight, in payment of $500,000 of the Company’s outstanding preferred stock and accrued and unpaid dividends of approximately $162,573. Integrated Freight had previously acquired the preferred stock and unpaid dividends from the Nutmeg Fund LLC.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE N – SUBSEQUENT EVENTS (Continued)

The stock issuance resulted in a change in control of the Company, with Integrated Freight owning 80.2% of the shares of common stock issued and outstanding after giving effect to the issue. In connection with such change in control, Mr. Paul A. Henley, a control person of Integrated Freight before and after the merger, is deemed to be a "control person" and beneficial owner with sole voting power.

Subsequently, on November 9, 2009, pursuant to certain agreements between Integrated Freight, Nutmeg and the Company, Antenucci and Beisser resigned their positions with PGRA and Integrated Freight appointed directors of its choosing to the open board of directors positions. On January 7, 2010, the Company committed to paying the amount of $24,126 owed at November 9, 2009 to Mr. Beisser for unpaid wages, accrued vacation and reimbursable expenses in monthly increments of approximately one-third of the total with each increment to be paid no later than the end of January, February and March of 2010.

Actions Preliminary to Merger of Integrated Freight into PlanGraphics, Inc. (Colorado corporation). Integrated Freight originally acquired the 401,559,467 shares of our common stock, or 80.2 percent of our issued and outstanding common stock, for the purpose of merging PGRA into IFC, with IFC being the surviving corporation. Uncertainty as to when IFC could obtain an effective registration statement on Form S-4 to complete the merger caused delays in IFC obtaining external debt and equity funding and also impeded negotiations for additional acquisitions. On October 30, 2009, PGRA’s former board of directors comprised of John C. Antenucci agreed with IFC to restructure the transaction to provide for PGRA’s acquisition of more than ninety percent of IFC’s issued and outstanding common stock and its merger into PGRA. Colorado corporate law permits the merger of a subsidiary company owned ninety percent or more by a parent company into the parent company without stockholder approval.

In furtherance of this change to the plan to combine IFC and PGRA, as approved by the board of directors of each corporation on November 11, 2009, common stock amounting to 20,228,246 shares of IFC’s outstanding common stock were transferred by its stockholders to Jackson L. Morris, trustee for The Integrated Freight Stock Exchange Trust, a Florida business trust (“Trust”). IFC also transferred the 401,559,467 shares of PGRA’s common stock that it owned to the Trust. PGRA then exchanged 1,406,284,229 shares of its unissued common stock for the 20,228,246 shares of IFC, after which PGRA effectively owns 94.787 percent of IFC outstanding shares which are held in the Trust. As a result of this transfer and exchange, the Trust now holds 1,807,842,696 of our shares. Consequently the requirements of Colorado law that PGRA own ninety percent or more of IFC in order to complete the merger without stockholder approval were been met.

Acquisition of IFC. On December 22, 2009, PGRA filed articles of merger in the State of Florida; and, on December 23, 2009, in the State of Colorado. Pursuant to these articles of merger, Integrated Freight Corporation (“IFC”) merged into PGRA with PGRA being the surviving corporation.

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

NOTE N – SUBSEQUENT EVENTS (Continued)

Sale of PGI-MD. On December 27, 2009, the Company completed the sale of its historical operating subsidiary, PGI-MD, to Mr. Antenucci, a former director and chief executive officer of the Company, pursuant to an agreement executed as of May 1, 2009, in connection with IFC’s acquisition of control of PGRA. As a result:

•	PGRA will transfer all of its assets to PGI-MD, excluding the stock it owns in PGI-MD and PGI-MD will assume all of PGRA’s debts and obligations at May 1, 2009, excluding $28,000 in auditing fees.
•

PGRA will sell the stock of PGI-MD to Mr. Antenucci. Mr. Antenucci will pay for the stock of PGI-MD by (1) relieving PGRA from its obligation to make severance payments and forego any claim associated with the obligations pursuant to Mr. Antenucci’s Executive Employment Agreement, and (2) voluntarily terminating his Executive Employment Agreement.

Pending Shareholder Vote. On December 28, 2009, the Company filed with the SEC a Preliminary Information Statement on Schedule 14C for a special stockholders meeting at which three proposals will be approved by the Trust, as a majority stockholder. These proposals are a reverse stock split in a ratio of one new share for each 244.8598 shares outstanding, a change of the Company’s state of incorporation to Florida from Colorado and a change in the Company’s name to Integrated Freight Corporation.

The Company has evaluated events and transactions that occurred subsequent to September 30, 2009 through January 12, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, we did not identify any other events or transactions that would need to be recognized or disclosed in the accompanying consolidated financial statements.