Form 10-Q
period 2009-12-31
PLANGRAPHICS INC
filed 2010-02-22
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009 [Third Quarter]

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

COMMISSION FILE NO.  000–14273

PlanGraphics, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

16827 Livingston Road, Lutz, Florida	33559-7615
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (888) 623-4378

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, no par value	(None)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [ ] NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES [ ] NO [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock at February 19, 2010 was 1,917,959,534 shares.

FORWARD-LOOKING STATEMENTS

  This quarterly report on Form 10–Q may include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements in those sections.

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  While we make these forward–looking statements based on various factors and derived using numerous assumptions, we have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

The forward-looking statements are based upon our beliefs and assumptions using information available at the time the statements are made.  We caution you not to place undue reliance on our forward-looking statements as (i) these statements are neither a prediction nor a guaranty of future events or circumstances and (ii) the assumptions, beliefs, expectations and projections about future events may differ materially from actual results.  We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the date of this quarterly report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PLANGRAPHICS, INC.

Consolidated Balance Sheets
	December 31, 2009	March 31, 2009
Assets	(Unaudited)
Current assets:
Cash	$40,683	$158,442
Accounts receivables, net of allowance for doubtful accounts of $50,000 and $50,000	2,379,474	2,061,297
Deferred finance costs, net of amortization of $211,326 and $173,881	3,024	135,220
Prepaid expenses & other assets	235,710	187,475
Total current assets	2,658,891	2,542,434

Property and equipment, net of accumulated depreciation (Note 3)	6,049,014	7,193,426
Intangible assets, net of accumulated amortization (Note 4)	1,040,838	1,236,730
Other assets	197,958	123,331
Total assets	$9,946,701	$11,095,921

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$154,159	$497,541
Accounts payable	536,339	337,819
Accrued and other liabilities	831,837	639,933
Line of credit (Note 5)	698,779	630,192
Notes payable - related parties (Note 7)	587,000-	1,075,000
Current portion of notes payable (Note 6)	4,179,134	3,942,592
Total current liabilities	6,987,749	7,123,077

Notes payable, net of current portion (Note 6)	4,348,499	4,184,293
Total liabilities	11,336,248	11,307,370

Minority interest	304,390	303,393

Stockholders’ deficit:
Common stock, no par value, 2,000,000,000 shares authorized,
1,907,000,426 and 1,467,643, 695 shares issued and outstanding	1,129,908	1,034,325
Additional paid-in capital	915,891	24,749
Retained deficit	(3,739,736)	(1,573,916)
Total stockholders’ deficit	(1,693,937)	(514,842)
Total liabilities and stockholders’ deficit	$9,946,701	$11,095,921

See notes to consolidated financial statements

PLANGRAPHICS, INC.

Consolidated Statements of Operations

	Three Months		Nine Months	May 13, 2008
	Ended		Ended	(inception) to
	December 31,		December 31,	December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$4,391,080	$5,301,433	$13,223,711	$16,832,800

Operating Expenses
Rents and transportation	1,171,186	1,117,701	3,788,952	3,793,040
Wages, salaries & benefits	1,357,410	1,259,137	4,048,178	3,106,861
Fuel and fuel taxes	1,020,247	1,649,256	2,931,691	5,954,561
Depreciation and amortization	633,482	235,587	1,562,421	938,424
Insurance and claims	207,229	149,479	531,490	486,130
Operating taxes and licenses	17,055	38,982	81,445	113,421
General and administrative	442,047	305,679	2,079,498	1,159,621
	4,848,656	4,755,821	15,023,675	15,552,058

Other Expenses
Interest	433,049	479,321	1,018,556	916,402
Interest - related parties	-	-	31,136	-
Other Income	(23,429)	(77,620)	(403,625)	(117,343)
Total Other Expenses	409,620	401,701	646,067	799,059
Net loss before minority interest	$(867,196))	$143,911	$(2,446,031))	$481,683
Minority interest share of subsidiary net income	$(997)	$-	$15,203	$(52,323)
Net loss	$(868,193))	$143,911	$(2,430,828))	$429,360

Net loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	1,907,000,426	1,467643,695	1,907,000,426 ,	1,467,643,695

See notes to consolidated financial statements

PLANGRAPHICS, INC.

Consolidated Statement of Stockholders’ Deficit
May 13, 2008 (inception) through March 31, 2009 and for the
Nine Months Ended December 31, 2009 (unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance at May 13, 2008 (Inception)	—	$—	$—	$—	$—

Common stock issued to officers in exchange
for organizational services (Note 9)*	577,220,000	7,000	—	—	7,000
Common stock issued in exchange
for services (Note 9)*	202, 027,000	245,000	—	—	245,000
Common stock issued to acquire Smith Systems
Transportation, Inc. (Note 11)*	68,029,500	82,500	—	—	82,500
Common stock issued to acquire Morris
Transportation, Inc. (Note 11)*	247,380,000	300,000	—	—	300,000
Sale of common stock (Note 9)*	130,286,000	145,500	—	—	145,500
Shareholder distributions	—	—	—	(187,351)	(187,351)
Shareholder contributions	—	—	—	85,000	85,000
Common stock and warrants issued as deferred
finance costs on notes payable (Note 9)*	177,289,000	215,000	—	—	215,000
Finder's fee paid in common stock (Note 9)*	32,984,000	—	—	—	—
Common stock issued to extend loan (Note 9)*	32,427,395	39,325	—	—	39,325
Fair value of warrants issued with short-term note payable (Note 9)	—	—	24,749	—	24,749

Net loss	—	—	—	(1,471,565)	(1,471,565)

Balance at March 31, 2009	1,467,643,695	$1,034,325	$24,749	$(1,573,916)	$(514,842)

*Shares restated as a result of a merger with PlanGraphics (see note 11)

See notes to consolidated financial statements

Consolidated Statement of Stockholders’ Deficit
May 13, 2008 (inception) through March 31, 2009 and for the
Nine Months Ended December 31, 2009 (unaudited) – (Continued)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2009	1,467,643,695	$1,034,325	$24,749	$(1,573,916)	$(514,842)

Common stock issued to officers in exchange
for organizational services (Note 9) (Unaudited)	—	—	—	—	—
Common stock issued in exchange
for services (Note 9) (Unaudited)*	8,988,140	10,000	—	—	10,000
Common stock issued to acquire Smith Systems
Transportation, Inc. (Note 11) (Unaudited)	—	—	—		—
Common stock issued to acquire Morris
Transportation, Inc. (Note 11) (Unaudited)	—	—	—		—
Sale of common stock (Note 9) (Unaudited)*	69,208,678	102,000	—	—	102,000
Shareholder distributions (Unaudited)	—	—	—	—	—
Shareholder contributions (Unaudited)	—	—	—	(302,668)	297,313
Common stock and warrants issued as deferred
finance costs on notes payable (Note 9) (Unaudited)	—	—	—	—	—
Finder's fee paid in common stock (Note 9) (Unaudited)*	57,523,736	64,000	—	—	64,000
Common stock issued to extend loan (Note 9) (Unaudited)	—	—	—	—	—
Fair value of warrants issued with notes
payable (Note 9) (Unaudited)	—	—	—	—	—
Common stock issued to directors and
excutives for compensation (Note 9) (Unaudited)*	85,387,330	95,000	—	—	95,000
Common stock issue to purchase
personal property (Note 9) (Unaudited)*	119,091,117	392,259	—	—	392,259
Fair value of warrants issued (Note 9) (Unaudited)	—	—	891,142	—	891,142

Stock issued as part of PlanGraphics reverse aquisition *	99,157,730	—	—	—	—

	—

Net loss (Unaudited)	—	—	—	(2,430,828))	(2,430,828))

Balance at December 31, 2009 (Unaudited)	1,907,000,426	$1,697,584	$915,891	$(4,307,412))	$(1,693,937), )

* Shares restated as a result of a merger with PlanGraphics (See note 11)

See notes to consolidated financial statements

PLANGRAPHICS, INC.

Consolidated Statement of Cash Flows

	Nine Months	May 13, 2008
	Ended	(inception) to
	December 31, 2009	December 31, 2008
Cash flows from operating activities:	(Unaudited)
Net loss	$(152,309))	$(1,471,565)
Adjustments to reconcile net loss to net cash provided by operating activities:	1,800,353	2,888,242
Net cash used in operating activities	(642,956)	1,416,677

Cash flows from investing activities:
Purchase of property and equipment	(222,117)	(80,818)
Proceeds from asset dispositions	-	65,940
Cash proceeds from acquisitions of subsidiaries	-	154,707
Net cash used in investing activities	(222,117)	139,829

Cash flows from financing activities:
Repayments of notes payable, and	400,748	(1,381,726)
Proceeds of long term debt	68,587	164,026
Payment on line of credit	68,587	(223,536)
Proceeds from sale of common stock	90,000	145,500
Distributions paid to common shareholders	(302,668)	(187,348)
Contributions received from stockholders		85,000
Net cash provided by financing activities	256,667	(1,398,084)
Net change in cash	(117,759)	158,422
Cash, beginning of period	158,442	-
Cash, end of period	$40,683	$158,442

See notes to consolidated financial statements

PLANGRAPHICS, INC.
Consolidated Statement of Cash Flows – (Continued)

	Nine Months	May 13, 2008
	Ended	(inception) to
	December 31, 2009	December 31, 2008
Supplemental disclosure of cash flow information:	(Unaudited)	(Unaudited)
Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,028,556	$314,329
Schedule of noncash investing and financing transactions:
Common stock issued for acquisition of subsidiaries
Common stock issued in purchase	$-	$382,500
Notes payable issued in purchase	-	850,000
Less: assets received in purchase, net of cash	-	(13,027,033)
Plus: liabilities assumed during purchase	-	11,664,462
Minority interest	-	284,778
Net cash received at purchase		$154,707

Common stock issued for stock based compensation	$950,000	$252,000
Common Stock and warrants issued for deferred finance costs, extension of loans and with notes payable	$-	$279,074

See notes to consolidated financial statements

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

PlanGraphics, Inc. (a Colorado corporation) [formerly, Integrated Freight Corporation (a Florida corporation)] and subsidiaries (the “Company”) is a short to medium-haul truckload carrier of general commodities headquartered in Lutz, Florida.  The Company provides dry van, hazardous materials, and temperature controlled truckload services.  The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”) and Smith Systems Transportation, Inc. (“Smith”).  Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”).  All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The financial statements accompanying these notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that directly affect the amounts reported in such statements and these accompanying notes.  Management evaluates these estimates on an ongoing basis utilizing historical experience, consulting with experts and using other methods it considers reasonable in the particular circumstances.  Nevertheless, the Company’s actual results may differ significantly from the estimates.

Management believes that certain accounting policies and estimates are of more significance in the Company’s financial statement preparation process than others.  Management believes the most critical accounting policies and estimates include the economic useful lives and salvage values of assets, provisions for uncollectible accounts receivable, and estimates of exposures under insurance and claims plans.  To the extent that actual, final outcomes are different from estimates, or additional facts and circumstances cause the estimates to be revised, the Company’s earnings during that accounting period will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 1.     Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company makes estimates of the collectability of accounts receivable.  The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs. Accordingly, the Company made a $50,000 allowances for uncollectible accounts and revenue adjustments at December 31, 2009 (unaudited) and March 31, 2009.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on the straight-line method over the following estimated useful lives:

Years
Land improvements	7- 10
Buildings / improvements	20 - 30
Furniture and fixtures	3 – 5
Shop and service equipment	2 – 5
Revenue equipment	3 - 5
Leasehold improvements	1 – 5

The Company expenses repairs and maintenance as incurred.  The Company periodically reviews the reasonableness of its estimates regarding useful lives and salvage values for revenue equipment and other long-lived assets based upon, among other things, the Company's experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Salvage values are typically 15% to 20% for tractors and trailer equipment and consider any agreements with tractor suppliers for residual or trade-in values for certain new equipment.  The Company capitalizes tires placed in service on new revenue equipment as a part of the equipment cost.  Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.  Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition.

Deferred Finance Charge

Costs incurred to obtain financing are recorded as a deferred finance charge and are amortized over the initial term of the loan agreement on the interest method.

Intangible Assets

The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. ASC 805 requires intangible assets acquired in a business combination to be recognized and reported separately from goodwill.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 1.     Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other.  The business combinations did not result in any goodwill as of December 31, 2009 (unaudited) and March 31, 2009.

The Company evaluates intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. No impairment of intangibles has been identified since the date of acquisition.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009 (unaudited) and March 31, 2009.

Revenue Recognition

The Company recognizes revenues, for both asset-based and non-asset-based operations, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. These conditions are met upon delivery. ASC 605, Revenue Recognition, establishes the criteria for recognizing revenues on a gross or net basis. Pursuant to this guidance, revenue for both asset-based and non-asset-based operations is reported on a gross basis.

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the quarter ended December 31, 2009 and 2008 (unaudited), advertising expense was approximately $20 and $6,100.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 1.     Nature of Operations and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Stock-based Compensation

The Company has adopted the fair value recognition provisions of ASC 505, Equity and ASC 718, Compensation – Stock Compensation, using the modified prospective application method. Under ASC 505 and ASC 718, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the period ended December 31, 2009 and 2008 (unaudited), the Company’s top four customers, based on revenue, accounted for approximately 35% and 33%, of total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 37% and 35% of total trade accounts receivable at December 31, 2009 (unaudited) and March 31, 2009.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. At December 31, 2009 (unaudited) and March 31, 2009, the Company's bank deposits did not exceed insured limits.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 1.     Nature of Operations and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At December 31, 2009 (unaudited) and March 31, 2009, the Company had $698,779 (unaudited) and $630,192 outstanding under its revolving credit agreement, and approximately $9,335,133 (unaudited) and $9,201,885, including $795,000 (unaudited) and $1,075,000 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for the Company’s share of ultimate settlements using all available information. The Company accrues for claims reported, as well as for claims incurred but not reported, based upon the Company’s past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on the Company’s evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At December 31, 2009 (unaudited) and March 31, 2009, management estimated $-0- in claims accrual.

Earnings per Share

The Company calculates earnings per share in accordance with ASC, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would ave been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•
At December 31, 2009 (unaudited) and March 30, 2009, there was no variance between the basic and diluted loss per share.  The 3,420,127 and 675,000 warrants to purchase common shares outstanding at December 31, 2009 (unaudited) and March 31, 2009 are not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 1.     Nature of Operations and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with GAAP for all non-governmental entities.  Codification, which changed the referencing and organization of accounting guidance without modification of existing GAAP, is effective for interim and  annual periods ending after September 15, 2009. Since it did not modify existing GAAP, Codification did not have any impact on the Company’s financial condition or result of operations.  On the effective date of Codification, substantially all existing non-SEC accounting and reporting standards are superseded and, therefore, are no longer referenced by title in the accompanying interim condensed consolidated financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the expensing of acquisition-related costs as incurred. FASB ASC 805 was effective for the Company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this guidance will have no material impact on the Company’s financial statements.

In December 2007, the FASB issued FASB ASC 810-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No 51, which changes the accounting and reporting for minority interests. Under this pronouncement, minority interest is recharacterized as noncontrolling interest and is to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-65 was effective for the Company at December 15, 2008 and applies prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this guidance will not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued FASB ASC 815, Derivatives and Hedging, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. FASB ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. Management believes that, for the foreseeable future, this guidance will not have a material impact on the financial statements.

In April 2008, FASB ASC 350-50 was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FASB ASC 350-50 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. Management is currently evaluating the effects, if any, that this guidance may have on the Company’s financial reporting.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 1.     Nature of Operations and Summary of Significant Accounting Policies (continued)

In May 2009, the FASB issued FASB ASC 855, Subsequent Events. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. FASB ASC 855 is effective in the first interim period ending after June 15, 2009. The Company expect FASB ASC 855 will have an impact on disclosures in the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

In June 2009, the FASB issued SFAS 168 (now: FASB ASC 105-10), Generally Accepted Accounting Principles the FASB Accounting Standards Codification. SFAS 168 represented the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009, the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification”, or FASB ASC. This pronouncement had no effect on the Company’s consolidated financial statements upon adoption other than current references to GAAP, which, where appropriate, have been replaced with references to the applicable codification paragraphs.

The FASB issued FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the FASB issued FASB Staff Position, FASB ASC 820-15-5, which delayed the effective date of FASB ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of FASB ASC 820 are certain leasing transactions accounted for under FASB ASC 840, Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of FASB ASC 820. Management believes that, for the foreseeable future, this guidance will have no material impact on the Company’s financial statements.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R)”, FASB ASC 810-Consolidation, that will change how the Company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The changes are FASB ASC 810-10, effective for financial statements after January 1, 2010. The Company is currently evaluating the requirements of this guidance and the impact of adoption on the Company’s consolidated financial statements.

Note 2.    Related Party Transactions

From inception to date, the Company has not entered into any transactions with the Company’s directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except the following:

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 2.         Related Party Transactions (continued)

•
The Company issued 451,880,000 shares of the Company’s common stock to the Company’s founder for services related to preincorporation, organizational and start-up expenses in the amount of approximately $1,786.

•
The Company also issued 34,760,000 shares to an officer and corporate counsel for services related to incorporation, organization and start up. The stock issuances have been recorded based upon the estimated fair value of the services rendered.

•	The Company issued 69,520,000 shares of its common stock to an officer as part of an employment contract.

•	The company issued 3,476,000 shares to two directors as compensation.

Note 3.     Property and Equipment

Property and equipment consist of the following at December 31, 2009 (unaudited):

	PlanGraphics	Smith	Morris	Consolidated
Property Plant and Equipment	$46,472	$6,435,461	$7,451,768	$13,933,701
Less: accumulated depreciation	(10,456)	(3,695,172)	(4,179,059)	(7,884,687)
Total	$36,016	$2,740,289	$3,272,709	$6,049,014

Depreciation expense totaled $1,366,529 for the period ended December 31, 2009 (unaudited).

Property and equipment consist of the following at March 31, 2009:

	IFC	Smith	Morris	Consolidated
Property Plant and Equipment	$46,472	$6,444,400	$7,450,847	$13,941,719
Less: accumulated depreciation	(3,485)	(3,359,627)	(3,385,181)	(6,748,293)
Total	$42,987	$3,084,773	$4,065,666	$7,193,426

Depreciation expense totaled $830,513 for the period ended March 31, 2009.

Note 4.  Intangible Assets

The Company purchased the stock of Smith and Morris, see Note 11, which resulted in the recognition of intangibles assets.  These intangible assets include the “employment and non-compete agreements” which are critical to the Company because of the management team’s business intelligence and customer relationship value which is required to execute the Company’s business plan.  The intangibles also include their “company operating authority” which is tied to their motor carrier number that is issued and monitored by the Federal Department of Transportation (FDOT).  The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the Company’s insurance costs, one of the most significant expenditure for freight companies.  Both Morris and Smith have the FDOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  These intangible are as follows:

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 4.  Intangible Assets (continued)

	December 31, 2009	March 31, 2009
	(Unaudited)
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority	491,958	491,958
Total intangible assets	1,535,251	1,535,251
Less: accumulated amortization	(494,413)	(298,521)
Intangible assets, net	$1,040,838	$1,236,730

Amortization expense totaled $195,892 and $298,521, respectively, for the three months ended December 31, 2009 (unaudited) and for the period from May 13, 2008 (date of inception) to March 31, 2009.

Note 5.       Line of Credit

Morris Revolving Credit
At December 31, 2009 (unaudited) and March 31, 2009, Morris had $698,779 and $630,192 outstanding, respectively, under a revolving credit line agreement that allows it to borrow up to a total of $1,500,000. The line of credit is secured by accounts receivable, is guaranteed by a previous owner and is due on demand.  The applicable interest rate under this agreement is based on the LIBOR plus 3.5%. The line has financial covenants that require Morris to maintain a tangible net worth of not less than $700,000 and a fixed charge coverage ratio of at least 1 to 1.  Morris is currently in default of these covenants but believes it can negotiate a successful resolution with the lender.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 6. Notes Payable

Notes payable owed by Smith consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Notes payable to bank, due December 2012, payable in monthly installments of $65,000, interest of 9% collateralized by substantially all of Smith assets	$2,272,765	$2,357,890

Notes payable to bank, due April 2010, with monthly interest payments of 6.5%, collateralized by substantially all of Smith assets	1,591,821	1,766,721

Note payable to Platte Valley National Bank, due December 2010, payable in monthly installments of $1,423, with interest at 9.5% collateralized by a vehicle.	14,137	27,047

Notes payable to Daimler Chrysler, due 2010, Payable in monthly installments of $10,745, interest ranging from 8-9%, collateralized by 6 units.	23,929	112,309

Note payable to Floyds, due 2010, payable in monthly installments of $2,664 with interest at 5.6% unsecured.	7,792	9,564

Note payable to General Motors due November 2009, payable in monthly installments of $778, with interest at 8% secured by a vehicle.	-	4,744

Note payable to Nissan Motors due June 2011, payable in monthly installments of $505, with interest at 5.6% secured by a vehicle.	9,405	15,278

Unsecured, non-interest bearing note payable to Colorado Holdings, due 2010, payable in monthly installments of $1,250.	674,058	32,690

Total	$4,593,907	$4,326,243

The carrying amount of Smith assets pledged as collateral for the installment notes payable totaled $3,257,080 and $3,067,624, respectively at December 31, 2009 (unaudited) and March 31, 2009.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 6. Notes Payable (continued)

Notes payable owed by Morris consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Notes payable to Chrysler Financial payable in monthly installments ranging from $569 to $5,687 including interest through May 2013 with interest rate ranging from 5.34% to 8.07% secured by equipment	$1,779,972	$2,041,641

Notes payable to Banks payable in monthly installments ranging from $1,805 to $5,829 including interest through June 2010, with interest rate ranging from 5.9% to 7.25% secured by equipment	46,184	130,083

Notes payable to GE Financial payable in monthly installments ranging from $2,999 to $7,535 including interest through April 2013 with interest rate ranging from 6.69% to 8.53% secured by equipment	912,686	1,209,669

6.9% note payable to GMAC Financial in installments of $667 including interest, through August 2013 secured by a vehicle	25,737	143,845

8.59% note payable to Wells Fargo Bank payable in monthly installments of $4,271 including interest, through October 2011 secured by equipment	121,102	129,143

Note payable to shareholder is non-interest bearing, and is payable on demand	390,000	-

Totals	$3, 275,681	$3,654,381

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 6. Notes Payable (continued)

Notes payable owed by PlanGraphics consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Note payable to lender, with interest rate of 9.9%, collateralized by assets of PlanGraphics with unamortized discount of $3,211.	$44,789	$44,789

Notes payable to lender, with interest rate of 9.9%, collateralized by assets of PlanGraphics and personally guaranteed by three stockholders and managers of the Company.	60,000	60,000

Note payable to Ford Credit, principal and 16.8% interest payment of $885 due monthly, collateralized by truck used by Stockholder.	38,781	41,472

Note payable to three lenders which provided financing at 0% interest for 12 months. With warrants convertible at .50 per share. Warrant coverage was 200% of loan amount.	118,584	-

Note payable to a lender with an interest rate of 9.9 percent warrants convertible at .40 per share with 150% warrant coverage	25,000	-

Note payable to a lender with an interest rate of 9.9% percent. Warrants convertible at .40 per share with 150% warrant coverage	25,000	-

Various notes payable with various due dates. Interest rate of 9.9% Warrants convertible at .50 per share. 100% warrant coverage	98,641	-

Various notes payable with various due dates. Interest rate of 9.9%. Warrants convertible at .50 per share. 100% warrant coverage	227,750	-

Various notes payable with various due dates. Interest rate of 9.9%. Warrants convertible of .50 per share. 100% warrant coverage.	32,000	-

Totals	$670,545	$146,261

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 6. Notes Payable (continued)

Summary of notes payable:

	Smith	Morris	PlanGraphrics	Total

Current portion of notes payable (Unaudited)	2,305,395	1,241,975	631,764	4,179,134

Notes payable, net of current portion (Unaudited)	2,288,512	2,033,706	38,781	4,360,999

Total as of December 31, 2009 (unaudited)	4,593,907	3,275,681	670,545	8,540,133

Current portion of notes payable (unaudited)	2,624,914	1,205,111	112,567	3,942,592

Notes payable, net of current portion (Unaudited)	1,701,329	2,449,270	33,694	4,184,293

Total as of March 31, 2009 (Unaudited)	4,326,243	3,654,381	146,261	8,126,885

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 7.     Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:

	December 31, 2009	March 31, 2009
	(Unaudited)
Note payable to related party, from acquisition described in note 11, to previous owner of Morris, with interest of 8%, secured by all shares of Morris common stock.	$587,500	$600,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due October 31, 2009. Note became none payable due to Smith’s underperformance		250,000

8.5% note payable to previous owner, due on demand.	-	225,000

	$587,500	$1,075,000

Note 8.    Shareholders’ Deficit

Common Stock

On May 13, 2008, the Company issued 577,220,000 , shares of its common stock to two persons who were its founder, a director and officer and an officer and general counsel, at par value in exchange for work and services attendant to the organization of the Company.  The Company recorded $7,000 of expense on these shares

In May and July 2008, in total, the Company issued 159,896,000 shares of common stock for various consulting services and recognized an expense of $230,000.

On July 14, 2008, the Company sold 6,952,000 shares of common stock for $10,000.

On August 28, 2008, the Company issued 57,354,000 shares of its common stock to the stockholders of Smith Systems Transportation, Inc. as part of a business combination (see Note 11).

On September 12, 2008, the Company issued 208,560,000 shares of its common stock to the stockholders of Morris Transportation, Inc. as part of a business combination (see Note 11).

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 8.    Shareholders’ Deficit (continued)

In November 2008 and January 2009, the Company issued 149,468,000 shares in consideration of receiving debt financing as described in Note 6.  The Company recorded $312,500 of deferred financing costs as a result of issuing these shares.  These deferred financing costs are amortized over the term of the debt.

In February 2009, the Company issued 7,299,600 shares of common stock for $0.10 per share.

On February 26, 2009, the Company issued 27,338,740 shares of common stock to the holder of a note payable by the Company in order to extend the maturity date of the note payable for 90 days.  The $39,325 value of the stock was recorded as interest expense.

In March 2009, the Company issued 1,375,000 shares of common stock for $137,500, less $12,500 in fees.  The Company also issued 44,322,250  shares of common stock and warrants to purchase another 34,515,447  shares as a finders’ fee to the companies that introduced the buyers to IFC.

In April 2009, the Company sold 14,430,500  shares to two persons.

In May 2009, the Company issued 107,843,002  to purchase preferred stock of the company that resulted in a change in control and 148,571 10,328,656 shares to as a finders’ fee in  an unrelated transaction.

In June 2009, the Company issued 34,633.200  shares to two investor, 70,091,000  to an officer and 16,883,210 242,854 as a finder’s fee.

In July 2009, the Company issued 4,123,000 shares an investment banker for services to be rendered and sold 2,061,500  shares to one investor.

In September 2009, the Company issued 4,123,000  shares to two directors.

Warrants to Purchase Common Stock

On November 26, 2008 the Company’s Board of Directors issued 325,000 common stock warrants as payment for an incentive to extend a senior subordinated secured debenture totaling $48,000. The warrants vested immediately, carry an exercise price of $0.10 and expire on November 26, 2011.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.157 per share, or $51,025 in aggregate, in accordance with ASC 505 and ASC 718.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 505 and ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 8.    Shareholders’ Deficit (continued)

On March 7, 2009 the Company issued 350,000 common stock warrants as payment as a finder’s fee. The warrants vested immediately, carry an exercise price of $.01 and expire on March 6, 2014.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.09 per share, or $31,500 in aggregate, in accordance with ASC 505 and ASC 718.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 505 and ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In November 2009, the Company issued 4,518,800 common stock warrants to four investors in connection with their investment in the Company.

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.38- 2.57%
Dividend yield	0.00%
Volatility factor	59.552%
Expected life	3.84 years

The relative fair value of the warrants, calculated in accordance with Accounting Principles Board (“APB”) Opinion 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”; totaled $24,749, or $.076 per share.  The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable.

The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($18,546 at March 31, 2009).

A summary of the grant activity for the years ended December 31, 2009 (unaudited), is presented below:

Weighted
		Weighted	Average
	Stock Awards	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	& Exercisable	Price	Term	Value
Balance, March 31, 2009	-	N/A	N/A	N/A
Granted	284,693,229	$0.10	3.84 years	$-
Exercised		N/A	N/A	N/A
Expired/Cancelled	-	N/A	N/A	N/A

Balance, December 31, 2009	284,693,229	$0.10	3.84 years	$-

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 8.    Shareholders’ Deficit (continued)

As of December 31, 2009 (unaudited) and March 31, 2009 the number of warrants that were currently vested and expected to become vested was 284,693,229and 46,926,000.

The Company has an obligation to issue additional shares of its common stock (i) in its combination with Integrated Freight Corporation, (ii) upon exercise of outstanding common stock purchase warrants issued by Integrated Freight Corporation which became the Company’s obligations in the combination with that company and (iii) to persons to whom Integrated Freight Corporation had an obligation to issue but had not issued shares of its common stock.  The Company does not have a sufficient number of authorized but unissued shares to satisfy these obligation.  The Company plans a reverse stock split subject to stockholder approval pursuant to a Schedule 14C filed in preliminary form with the Securities and Exchange Commission, which, when approved, will restore a sufficient number of unissued shares to more than enable the Company to satisfy these obligations.

Note 9.    Commitments and Contingencies

Employment Agreements

The Company entered into three year employment agreements with four executives of the Company.  The Company is committed to pay the executives a total of $590,000 per year, with certain guaranteed bonuses and increases.  The agreements also call for bonuses if the executives meet certain goals which are to be set by the board of directors. The minimum commitments under these are agreements are as follows:

Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $300,000 and will be paid throughout 2010.

Claims and Assessments

The Company is involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts the Company believes the resolution of these claims and pending litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

Note 10.    Business Combinations

Smith Systems Transportation, Inc.

On August 28, 2008, the Company acquired 100% of the common stock of Smith Systems Transportation, Inc. (“Smith”), a Nebraska-based hazardous waste carrier, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 1, 2008 and the transaction was accounted for under the purchase method in accordance with ASC 805. Smith’s results of operations have been included in the Company’s consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $783,570, with a weighted average amortization period of 3 years.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 10.    Business Combinations (continued)

The aggregate purchase price was $332,500, including 825,000 shares of the Company’s common stock valued at $0.10 per share. Below is a summary of the total purchase price:

Common stock (825,000 shares)	$82,500
Note payable	250,000
$332,500

The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Cash	$96,454
Accounts Receivable, Trade	1,913,282
Accounts Receivable, Officers	96,305
Prepayments	255,545
Other Current Assets	39,687
Net Property and Equipment	3,546,996
Employment contract and non-compete	525,000
Company operating authority	258,570
Total assets acquired	6,731,839

Bank overdraft	468,784
Accounts payable	136,048
Accrued liabilities and other current liabilities	321,943
Notes payable	5,187,786
Total liabilities assumed	6,114,561

Net assets acquired before minority interest	617,278
less Minority Interest	(284,778)
Net assets acquired	$332,500

Contingent Consideration

As part of the Stock Exchange Agreement with Morris, if Smith does not maintains certain levels of profitability the note payable to Smith can be reduced by up to the full amount, $250,000, of the note.  The results of the payment contingency may affect the final valuation of the Morris acquisition, to be measured at the October 31, 2009 maturity date of the note.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 10.    Business Combinations (continued)

Morris Transportation, Inc.

On August 28, 2008, the Company acquired 100% of the common stock of Morris, an Arkansas-based dry van truckload carrier, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 1, 2008 and the transaction was accounted for under the purchase method in accordance with ASC 805. Morris’ results of operations have been included in the Company’s consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $751,681, with a weighted average amortization period of 3 years.

The aggregate purchase price was $900,000, including 3,000,000 shares of the Company’s common stock valued at $0.10 per share. Below is a summary of the total purchase price:

Common stock (3,000,000 shares)	$300,000
Note payable	600,000
$900,000

The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Cash	$58,252
Accounts Receivable, Trade	1,104,423
Net Property and Equipment	4,535,545
Intangible assets:
Employment and non-compete agreement	518,293
Company operating authority	233,388
Total assets acquired	6,449,901

Accounts payable	219,073
Accrued liabilities and other current liabilities	92,560
Notes payable	5,238,268
Total liabilities assumed	5,549,901

Net Assets Acquired	$900,000

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 10.    Business Combinations (continued)
Pro forma results

If the Company had purchased Morris and Smith at the date of inception (May 13, 2008) the results of operations would be as follow:

	IFC	Smith	Morris	Total
Revenue		$7,182,311	$10,346,177	$17,528,488

Operating Expenses
Rents and transportation	-	2,079,321	1,613,394	3,692,715
Wages, salaries & benefits	427,102	1,987,549	2,605,396	5,020,047
Fuel and fuel taxes	-	1,610,937	4,410,511	6,021,448
Other operating expenses	190,810	1,739,832	1,487,652	3,418,294
Total Operating Expenses	617,912	7,417,639	10,116,953	18,152,504
Other Expenses	183,283	179,788	312,193	675,264
Net loss before minority interest	(801,195)	(415,116)	(82,969)	(1,299,280)

Minority interest share of subsidiary net income
Net loss	$(801,195)	$(415,116)	$(82,969)	$(1,299,280)

Note 11.   Reverse Acquisition

Effective December 24, 2009, Integrated Freight Corporation (“IFC”) merged into the Company.

Prior to the merger, the Company acquired approximately 94% of the issued and outstanding common shares of IFC in exchange for 1,807,842,696 shares of PGI’s common stock. At the closing of the merger, the former shareholders of IFC owned approximately 94% of the outstanding common stock of the Company. For accounting purposes, this merger has been treated as a reverse acquisition and recapitalization of IFC, with PGI the legal surviving entity.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 11.   Reverse Acquisition (continued)

Pursuant to an agreement in connection with IFC’s acquisition of control of the Company on May 1, 2009, the Company completed the sale of its historic operations to its former director and chief executive officer.  This transaction closed on December 27, 2009.  Since the Company had, due to the sale of its historical operations, minimal assets and limited operations, the recapitalization has been accounted for as the sale of 99,157,730shares of IFC common stock for the net liabilities of the Company. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of IFC. Costs of the transaction have been charged to the period in which they are incurred.

Following are the terms of the merger agreement:

On December 24, 2009, PGI filed articles of merger in the State of Florida; and, on December 23, 2009, PGI filed articles of merger in the State of Colorado. Pursuant to these articles of merger, IFC merged into the Company and the Company is the legal surviving corporation.

IFC acquired 401,559,467 shares of the Company’s common stock, or 80.2 percent of the Company’s issued and outstanding common stock, as of May 1, 2009, for the purpose of merging the Company into IFC, with IFC being the surviving corporation. Uncertainty as to when IFC could obtain an effective registration statement on Form S-4 (which it filed and has now withdrawn) to complete the merger caused delays in IFC obtaining debt and equity funding and completing negotiations for additional acquisitions. On November 11, 2009, IFC and the Company agreed to restructure the transaction to provide for the Company’s acquisition of more than ninety percent of IFC’s issued and outstanding common stock and its merger into the Company. Colorado corporation law permits the merger of a subsidiary company owned ninety percent or more by a parent company into the parent company without stockholder approval.

In furtherance of this change to the plan to combine IFC and the Company, 20,228,246 shares of IFC’s outstanding common stock were transferred by its stockholders to Jackson L. Morris, trustee for The Integrated Freight Stock Exchange Trust, a Florida business trust (“Trust”). IFC also transferred the 401,559,467 shares of the Company’s common stock it owned to the Trust. The Company then exchanged 1,406,284,229 shares of its unissued common stock for the 20,228,246 shares of IFC held in the Trust. As a result of this transfer and exchange, the Trust now holds 1,807,842,696 of the Company’s shares. The number of shares of the Company’s common stock that it exchanged for the number of shares of IFC stock was not based on any financial or valuation considerations, but solely on the number of shares of the Company’s authorized but unissued shares in relation the percentage of IFC’s outstanding common stock included in the exchange and the requirements of Colorado law that PGI own ninety percent or more of IFC in order to complete the merger without stockholder approval.

Note 12.    Subsequent Events

On January 19th 2010 Acorn Composite Corporation lent the company $250,000.  In exchange for the Lenders willingness to make the loan, the debtor agreed to issue 1,000,000 warrants with a strike price of .30 per share.  If Debtor fails to make a $90,000 payment within 90 days of the date of the loan the debtor will issue to lender an additional $500,000 warrants with a strike price of .030 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes.  Our management has based its estimates on our historical experience and various other assumptions it believes to be reasonable.  Although these estimates are based on our management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  They are fully described in the notes to our consolidated financial statements. The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments.  We have made no significant changes to our critical accounting policies and estimates during the period May13, 2008 (inception) through March 31, 2009.

Revenue Recognition

We recognize revenue based upon when our transportation services have been completed in accordance with the bill of lading contract, our general tariff provisions or contractual agreements with our customers. Generally, this occurs when we complete the delivery of a shipment.

Allowances for Uncollectible Accounts and Revenue Adjustments

We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers. Write-offs occur when we determine an account to be uncollectible and could differ from our allowance estimate as a result of factors such as changes in the overall economic environment or risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We periodically review the underlying assumptions in our estimate of the allowance for uncollectible accounts to ensure that the allowance reflects the most recent trends and factors.

We also maintain an allowance for revenue adjustments resulting from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments. These revenue adjustments are recorded in our revenue from operations. We use historical experience, trends and current information to update and evaluate these estimates.

Management believes the methodologies for estimating these allowances to be reliable based on the accuracy of our estimates in prior periods. As such, we do not anticipate any near-term changes in our methodologies for these estimates.

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

Insurers providing excess coverage above retention levels adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention levels to determine the most cost-efficient balance between self-insurance and excess coverage.

In establishing accruals for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, changes in the severity of previously-reported claims, significant changes in the medical costs and regulatory changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. Management uses historical experience, certain assumptions and estimates in determining the economic life of each asset. Periodically, we review property and equipment for impairment due to changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate. Currently, estimated economic lives for structures are 7 to 30 years; revenue equipment is 4 to 12 years; other equipment is 2 to 20 years; and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value and related depreciation of our assets.

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we generally include a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of diesel fuel above a base price and increases as diesel fuel prices escalate over the base, which is generally indexed to the DOE’s published fuel prices that reset each week. Volatility in the price of diesel fuel, independent of inflation, has impacted our business, as described in this report

Results of Operations

Revenues

For the three months ended December 31,
2009	2008	Increase (Decrease)	Percent Change

$ 4,391,080	$ 5,301433	$ (910,353)	Negative 17%

We experienced a decline in revenue due to a decline in available freight to transport, in conjunction with increased pressure on prices.  Also falling fuel prices led to a decrease in the cost per mile, which led to a decrease in the amount per mile charges.

Net Profits (Loss)

For the three months ended December 31,
2009	2008	Increase (Decrease)	Percent Change

$ (880,693)	$ 143,911	$ (1,024,684)	Negative ____%

Liquidity and Capital Resources

If we are to achieve growth of our business, we expect to continue to require a significant investment in new revenue equipment.  The sources of funding for new revenue equipment has been primarily debt agreements collateralized by the equipment being purchased and limited internally generated cash flow.  Our ability to obtain debt agreements in the future may be impacted by the tight credit market in our economy.  Our primary source of operating funds in the near term will be funds provided by investment.  There is no assurance we will be able to continue to raise investment funds.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES  [following left in a example only]

307 – Disclosure controls and procedures:  As of December 31, 2009, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our Chief Executive Officer/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, such disclosure controls and procedures were not effective.

The two primary reasons for management’s conclusions are:

•	Insufficient personnel to implement checks and balances; and

•	Decentralization of accounting functions in each subsidiary.

We intend to begin centralizing our accounting functions within the parent company during the four month period beginning March 1, 2010.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect this control.

Limitations on the Effectiveness of Internal Control: Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control.  The design of any system of internal control is also based in part upon certain assumptions about risks and the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in circumstances and the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the three months ended December 31, 2009 that were not reported on Form 8-K:

Class of Purchaser	Aggregate Number of Shares

Note holder (1)	6,486,269 shares
Debenture holder (2)	4,472,839 shares

(1)  A non-affiliated, accredited investor.  Same person as debenture holder on line below.  Issued in conversion of the full principal amount of a $7,500 promissory note issued May 15, 2009, plus accrued and unpaid interest.
(2)  A non-affiliated, accredited.  Same person as note holder on line above.  Issued in exchange for and satisfaction of $5,000 of an $18,000 debenture issued January 10, 2009, plus accrued and unpaid interest.

The stock issuances identified above were made to one creditor of Integrated Freight, to whose obligations we succeeded as a result of its merger into us as of December 24, 2009.  We did not pay and to our knowledge no one acting on our behalf paid any commissions or other compensation with respect to the sales identified in the foregoing table.  We negotiated with and borrowed the funds represented by the convertible note and the debenture directly from the purchaser.  The stock will be issued to the investor’s 401-K plan and Defined Benefit Plan, respectively.  We used the cash proceeds from the borrowings for working capital in payment of then current obligations.  The investor acknowledged the investment nature of the transaction and a legend was placed on the note and debenture certificates, prohibiting public resale of the obligations, except in compliance with the requirements of Rule 144 which have been satisfied with respect to the stock issued in conversion and exchange.  We believe the investor has both (a) such relationship with us and (b) such knowledge and experience in business and financial transactions that he is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that borrowing and the conversion and the exchange did not involve a public offering within the meaning of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our stockholders for action or approval during the first quarter of our fiscal year.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are attached to this report:

31.1	Rule 15d-14 (a) Certification by Principal Executive and Principal Operating Officer
31.2	Rule 15d-14 (a) Certification by Principal Financial and Principal Accounting Officer
32	Section 1350 Certification of Principal Executive and Principal Operating Officer and Principal Financial Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANGRAPHICS, INC.

Date:  February 22, 2010

By:  /s/  Paul A. Henley
    Paul A. Henley, Chief Executive Officer and Chief Financial Officer
       (Principal Executive and Principal Operating Officer)
       (Principal Financial and Principal Accounting Officer)