Form 10-K/A
period 2009-09-30
PLANGRAPHICS INC
filed 2010-04-30
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended September 30, 2009
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000–14273

PLANGRAPHICS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Suite 200, 6371 Business Boulevard Sarasota, Florida	34240
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (888) 623-4378

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, no par value	(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒
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

WHERE YOU CAN FINDAGREEMENTS AND OTHER DOCUMENTS REFERRED TO
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
Integrated Freight Corporation, a Florida corporation, between December 3 and 23, 2009, when we acquired it as a wholly owned subsidiary and then merged Integrated Freight into us.
Morris Transportation, Inc., an Arkansas corporation, beginning December 23, 2009, when we acquired it as a wholly owned subsidiary by merger with Integrated Freight.
Smith Systems Transportation, Inc., a Nebraska corporation, beginning December 23, 2009, when we acquired it as a wholly owned subsidiary by merger with Integrated Freight.
The address of our principal executive office is Suite 200, 6371 Business Boulevard, Sarasota, Florida 34240, and our telephone number at that address is 888-623-4378. The address of our web site is www.integrated-freight.com.  We transferred the web site at www.plangraphics.com to PGI-MD when we sold that company on December 27, 2009.

We were incorporated as DCX, Inc. in Colorado in 1981. In 1997, we acquired all of the outstanding shares of PGI–MD and, in 1998, changed our name to Integrated Spatial Information Solutions, Inc. from DCX, Inc. In 2002, we changed our name to PlanGraphics, Inc. from Integrated Spatial Information Solutions, Inc.

As of May 1, 2009, Integrated Freight acquired 401,599,467 shares, or 80.2 percent, of our issued and outstanding common stock, in redemption of 500 shares of our issued and outstanding preferred stock which we had sold for $500,000 to the Nutmeg/Fortuna Fund LLLP in 2006. Nutmeg/Fortuna Fund is a private investment company, which we believe is now in receivership in Chicago, Illinois. Integrated Freight paid Nutmeg/Fortuna Fund 1,307,822 shares of its common stock and a one-year promissory note in the amount of $167,000 to purchase our preferred stock. At the date of this transaction, the preferred stock had a cash redemption value of $562,573.12, including accrued and unpaid dividends, which we were unable and had no reasonable expectation of being able to pay upon demand. The redemption request we received from Nutmeg/Fortuna Fund included an offer for redemption of the preferred stock and accrued and unpaid dividends by the issuance of our common stock, the number of shares to be determined by dividing the redemption value by $0.0016, which represented the per share volume weighted average of the highest and lowest closing prices for our common stock published by OTC Bulletin Board for the period of February 15 to April 15, 2009.

Negotiations for the sale and purchase of our preferred stock and the related transactions were conducted over a period of several months. The negotiations involved Nutmeg/Fortuna Fund’s management company and the management of Integrated Freight and our prior management. Prior to the commencement of the negotiations, there was no then existing or former relationship between and among any of the parties to the negotiations or their respective controlling stockholders. At and prior to the commencement of negotiations, Integrated Freight had been exploring “reverse mergers” with reporting “shell companies”, as defined in the federal securities laws and quotation of its stock on the OTC Bulletin Board, as a means of acquiring a public stockholder base and an existing public market. By itself, Integrated Freight had only seventeen stockholders at that time, an insufficient number it believed to initiate a public market of its own by filing a Form 10 registration statement with the Commission. As a publicly traded company, Integrated Freight’s management believed it would be able to more easily obtain equity and debt funding than it could as a privately held company, and publicly traded stock would be more readily acceptable to stockholders of privately owned companies Integrated Freight would want to acquire at least partially for stock. Furthermore, the two acquisitions it had made included an obligation for Integrated Freight to become a publicly traded company. Integrated Freight had been offered control of “public shell companies” for prices in the range of $300,000. Integrated Freight decided to utilize us as its vehicle to achieve a public market, because we do not have the stigma of having been a “shell company”. Valuing its stock at $0.10 per share at that time, Integrated Freight concluded that the stock and note it was able to negotiate with Nutmeg/Fortuna Fund was within the price range it would have to pay for an alternative, reporting, OTC Bulletin Board shell company, with the added benefit of deferring the cash portion of the price with the one-year note.

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

This merger and the related reverse stock split and sale of PGI-MD (as our only substantial asset, at that time) required stockholder approval under Colorado corporation law pursuant to an effective registration statement on Form S-4 under the Securities Act of 1933. This created uncertainty as to when an effective date for the registration statement and the stockholder vote would occur. As a consequence of this uncertainty, Integrated Freight found it could not obtain sufficient debt or equity funding it needed (a) to complete the audits and reviews of financial statements required to amend the then pending registration statement on Form S-4 and (b) pursue and close additional acquisitions it was negotiating.

We restructured our combination with Integrated Freight as a parent – subsidiary merger under Colorado and Florida law, thus eliminating the need for stockholder approval of the merger and the sale of PGI-MD (no longer a substantial asset, after the merger) and an effective registration statement on Form S-4. The new structure was approved by both Integrated Freight and us concurrently on November 10, 2009. At that date, the same five persons served on Integrated Freight’s board and on our board.

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

In order to achieve the additional outcomes that would have resulted from the original transaction structure, we have filed a preliminary Schedule 14C information statement with the Commission for a special stockholders meeting at which the following actions will be approved by the Trust, as our majority stockholder:

•	a reverse stock split in a ratio of one new share for each 244.8598 shares of our issued and outstanding common stock;

•	a change of our name to Integrated Freight Corporation; and

•	a change in our state of incorporation to Florida from Colorado.

We must hold a meeting to approve these actions because Colorado corporation law requires that action written consent receive unanimous stockholder approval.  We view it as unlikely that 100 percent of our stockholders would even respond to a request for consents.  These outcomes were part of the original transaction structure and were described in Integrated Freight’s registration statement on Form S-4.

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
•     two other stockholders of Integrated Freight who held an aggregate of 1,337,882 shares they did not deposit into the Trust, one of our shares for each share of Integrated Freight which they owned prior to the merger.

The reverse stock split ratio was based on two factors. First, the number of shares held after the merger by Integrated Freight’s stockholders at May 1, 2009 were be equal to the number of shares they held on May 1, 2009. Second, the number of shares held after the merger by Integrated Freight’s stockholders at May 1, 2009 would be equal to ninety percent of our issued and outstanding common stock as of May 1, 2009. The balance of ten percent would be held by public stockholders, the Nutmeg/Fortuna Fund, PGI-MD, Mr. Antenucci and Frederick G. Beisser. See “Terms of our sale of PGI-MD”, below. The 90:10 ratio was in the range of stock ownership percentages that Integrated Freight had been offered in transactions with alternative, reporting, OTC Bulletin Board shell companies.

The restructured transaction and the additional actions to be taken subject to stockholder approval, as described above, will have the same outcome for stockholders and the constituent companies as the original structure of the transactions.

The principal business of PGI–MD beginning at inception to the present is life–cycle systems integration and implementation, providing a broad range of services in the design and implementation of information technology solutions within the public and commercial sectors. Its customers have primarily included federal, state and local governments, utility companies, and commercial enterprises in the United States and foreign markets. PGI-MD’s focus and specialty is on spatial information management technologies, including web–enabled GIS and applications. Spatial information management systems, which include GIS, provide a means for accessing, managing, integrating, analyzing and interpreting disparate data sets that require locational or “spatial” information by relating the geographic location of a feature or event to other descriptive information. GIS software allows data, in both graphic or map format and alphanumeric data to be combined, segregated, modeled, analyzed and displayed, thus becoming useful information for managers. This was also our only business until December 3, 2009, when we acquired the stock of Integrated Freight. We completed the sale of MDI-PG to Mr. Antenucci on December 27, 2009.

Integrated Freight was incorporated in Florida on May 13, 2008 by Paul A. Henley, its founder, under the name of “Integrated Freight System, Inc.” Integrated Freight changed its name to Integrated Freight Corporation on July 27, 2009. Mr. Henley is currently one of our directors and our chief executive officer. Mr. Henley founded Integrated Freight for the purpose of acquiring and consolidating operating motor freight companies. Integrated Freight acquired our two existing business units, which are:

Company Name	Year Established	Acquisition Date
Morris Transportation, Inc.	1998	As of September 1, 2008
Smith Systems Transportation, Inc.	1992	As of September 1, 2008

We are operating these subsidiaries as independent companies under the management of their founders and original stockholders from whom we purchased them. We expect this management arrangement to continue until we have sufficient working capital to pay the costs associated with combining and consolidating the elements of their operations that are duplicative.

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

Our Strategy

Truck transportation in general has suffered during the recent economic recession. According to Transportation Topics (___), over 6,200 trucking companies are believed to have ceased operations between September 2007 and January 2010. We believe the trucking companies that have survived in the current economic recession, whether presently profitable or marginally unprofitable, represent good future value at the prices for which we believe many of them can be acquired. Our management believes that many of them will require debt and equity funding and cost reductions which they may be unlikely to obtain individually. We believe that the demand for truck transportation services will return to pre recession levels, with an initially inadequate supply of trucks to meet demand. The American Trucking Association Tonnage Index reported a 3.5 percent increase in tonnage of freight shipped in the first two months of 2010. (Transportation Topics, March 29, 2010). We believe our strategy we will position us to fill part of the demand for over-the-road freight services.

We intend to continue acquiring well established trucking companies when we can do so at prices which we deem to be advantageous. In the alternative, we may acquire assets. We also plan to expand beyond our truckload service through acquisitions into logistics, brokering, less than a load (LTL) and expedite/just-in-time services, as opportunities are presented to us.

We believe that we can achieve savings in operating costs by centralizing certain common functions of our subsidiaries, such as administration, fuel and tire purchasing, billing and collections, dispatching, maintenance scheduling and other functions. We believe that with a larger service territory and customer base than any one subsidiary would have working alone, we will be able to achieve greater efficiencies in route and equipment utilization.

We expect to face increasing competition for acquisitions. In 2007, seventy-six acquisitions were completed, compared to less than fifty in 2009. Transportation Topics predicts a increase in merger and acquisition activity as the economy recovers. Transpiration Topics (April 12, 2010).

Our Markets

Historically our subsidiary companies have operated in well-established geographic traffic lanes or routes. These lanes are defined by our customers’ distribution patterns. Because there is some overlap within the most heavily traveled lanes, especially between points in the upper Midwest and Texas, our management believes that we will be able to realize increased cost and productivity improvements.

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

Our Customers and Marketing

We serve approximately 175 customers on a regular basis. The following table presents information regarding our relationship with our customers based on percentage-of-revenue concentration derived from analysis of our operating data. Although we do not have contracts with any of these customers, we have long-standing relationships with most of them.

Number of customers	% of revenue
Four customers	Up to 35%
All other customers	65% or more

The following table presents information regarding the average length of our trips.

Longest haul (overnight)	1,950 miles
Shortest haul	175 miles
Average haul	850 miles

Ninety-eight percent of the freight we haul is dry van freight. The following table presents information regarding the approximate percentage makeup of the freight we haul.

Forest and paper products	38%
Hazmat and hazwaste	39%
All other freight (freight of all kinds – FAK)	23%

Marketing

Mr. Morris, Mr. Smith and one sales person specializing in hazmat and hazwaste constitute our sales and marketing force. We do not have a formal marketing plan at the present time. We attend relevant trade shows and trade association meetings, and seek to maintain good relations with our existing customers. As we grow our carrier base, of which there is no assurance, we plan to establish a central marketing group that will support the sales and customer service efforts of each subsidiary.

Our People

We believe our employees are our most important asset. The following table presents information about our full-time employees.

Drivers - company	75
Drivers – independent contract*	48
Platform and warehouse	2
Fleet technicians	6
Dispatch	6
Sales	1
Office	3
Administrative and Executive	4

None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good. We offer basic health insurance coverage to all employees.

Our Drivers

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. All of our drivers must have three years of verifiable driving experience, a hazmat endorsement (if hauling hazmat or hazwaste), no major violation in the previous thirty-six months and comply with all requirements of employment by U.S. Department of Transportation and applicable state laws. We maintain complete driver histories and are prepared to comply with the soon-to-be-implemented comprehensive safety analysis reporting program (USDOT known as "CSA 2010".

We select drivers, including independent contractors, using our specific guidelines for safety records, driving experience, and personal evaluations. We maintain stringent screening, training, and testing procedures for our drivers to reduce the potential for accidents and the corresponding costs of insurance and claims. We train new drivers in all phases of our policies and operations, as well as in safety techniques and fuel-efficient operation of the equipment. All new drivers also must pass USDOT required tests prior to assignment to a vehicle.

We primarily pay company-employed drivers a fixed rate per mile. The rate increases based on length of service. Drivers also are eligible for bonuses based upon safe, efficient driving. We also pay independent contractors a fixed rate per mile. Independent contractors pay for their own fuel, insurance, maintenance, and repairs.

Competition in the trucking industry for qualified drivers is normally intense. Our operations have been impacted, and from time-to-time we have experienced under-utilization of our equipment and increased expense, as a result of a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers. Our average annual turn-over rate is less than twenty percent, compared to an industry average of forty-four percent for the fourth quarter of 2009, as published in Transport Topics, March 29, 2010.

Our Operations

We currently conduct all of our freight transportation operations, including dispatch and accounting functions, from the headquarters facilities of our operating subsidiaries, using different information management systems and personnel that were employed when we acquired them as our operating subsidiaries. These arrangements produce many overlaps and duplications in facilities, office systems and personnel. We believe that these operating arrangements provide less than optimal results. We intend to centralize many of these functions, as noted above. Centralization is subject to obtaining adequate internal or external financing, of which there is no assurance.

Our Revenue Equipment

The following table presents information regarding our revenue producing equipment.

Power units (tractors) – sleeper	84
Power units (tractors) – day cab	2
Trailers
Flatbed	6
Dry van	329
Refrigerated	30
Other specialized	9
Tanker	9

The average age of our power units is approximately 3.6 years. All of our power units are GPS equipped. The majority of our power units are Freightliner vehicles. This uniformity allows for reduced inventory of parts required by our maintenance departments. In addition, the training required for our technicians is greater focused on a primary product line. We replace our power units at approximately four years of age. The average age of our trailers is approximately 4.5 years for general freight and ten years (as needed) for hazmat and hazwaste which may sit idle for extended periods of time. We maintain all of our revenue producing equipment in good order and repair.

We believe we have an optimal tractor to trailer ratio based upon our current and anticipate customer activity.

Acquisition of assets in the bankruptcy of Gulf Coast Transport and affiliated companies of Sunnyvale, Texas

We submitted an Asset Purchase Agreement to the Bankruptcy Court for the Northern District of Texas covering the purchase of certain assets of Gulf Coast Transport of Dallas Texas.  Recently, the proceeding was converted to a liquidation.  There is no assurance as to whether or not we will be able to acquire any or how many, if  any, of the tractors and trailers from the creditors taking possession from Gulf Coast Transport.

Diesel Fuel Availability and Cost

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices have fluctuated dramatically and quickly at various times during the last three years. They remain high based on historical standards and can be expected to increase with increased demand for truck transportation in a recovering economy.  We actively manage our fuel costs with volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During 2008 and 2009, over eighty-five percent of our fuel purchases were made at contracted locations.

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

Our Competition and Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. Trucks hauled 68.8 percent of all freight, with estimated total revenues from this industry sector are $660.3 billion in 2008, according to American Transportation Research Institute. The transportation industry is highly competitive on the basis of both price and service. The trucking industry is comprised principally of two types of motor carriers: truckload and less-than-a-load, generally identified as LTL. Truckload carriers generally provide an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route those shipments through service centers, where freight may be transferred to other trucks with similar destinations for delivery. All of our service is truckload service.

The surface freight transportation market in which we operate is frequently referred to as highly fragmented and competitive. There are an estimated 227,000 for-hire motor freight companies on file with USDOT, with ninety-six percent operating twenty-eight or fewer trucks. Even the largest motor freight companies haul a small percentage of the total freight. The following table presents information regarding the estimated percentage of freight hauled by the largest trucking companies compared to all other trucking companies.
[Information obtained from the American Transportation Research Institute.]

Ten largest trucking companies	16.4%
All other trucking companies	83.6%
*Transportation Topics 2009 Top 100 Survey

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

Regulation

Our operations as a for-hire motor freight carrier are subject to regulation by the U.S. Department of Transportation (USDOT) and its agency, the Federal Motor Carrier Safety Administration, and certain business is also subject to state rules and regulations.  These agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. The USDOT periodically conducts reviews and audits to ensure our compliance with all federal safety requirements, and we report certain accident and other information to the USDOT.

Our company drivers and independent contract drivers also must comply with the safety and fitness regulations promulgated by the USDOT, including those relating to drug and alcohol testing and hours-of-service. In November 2008, the USDOT adopted final rule concerning hours of service for commercial vehicle drivers.  This a final rule allows drivers to continue to drive up to eleven hours within a fourteen-hour non-extendable window from the start of the workday, following at least ten consecutive hours off duty.  The rule also allows motor freight carriers and drivers to continue to restart calculations of weekly on-duty limits after the driver has at least thirty-four consecutive hours off duty.  The rule was effective January 19, 2009.  We believe these regulations will not have a significant negative impact on our operations or financial results in fiscal year 2010.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  These regulations have not had a significant impact on our operations or financial results and we do not expect a negative impact in the future.

Terms of Our Acquisitions

We acquired Morris Transportation and Smith Systems Transportation in the merger with Integrated Freight. The following table describes the material terms of these acquisitions by Integrated Freight, as amended and in effect at the filing date of this amended annual report.

	Morris Transportation	Smith Systems Transportation
Shares of our stock	3,000,000 shares	825,000 shares
Note amount	$600,000 (1)(2)(4)	$250,000 (5)
Note amount	$400,000 (3)(2)(4)
Refinancing of equipment	Required by (6)	Required by (5)

(1)   The interest rate on the note is eight percent per annum.  We have paid $100,000 of the original principal amount of $600,000 has been reduced to $500,000 by the cash payment of $100,000 in January 2010.  Payments of the balance of the note are as follows:  $25,000 on February 18, 2010; $125,000 on April 20, 2010 and $350,000 on May 1, 2010.  Security for the note in stock of Morris was terminated.

(2)   The notes and accrued interest are convertible at the election of Mr. Morris into our common stock at $1 per share.  In the event the market price of our common stock is less than $1 per share one year after conversion, then Mr. Morris will be entitled to receive additional shares such that the aggregate market price of all shares received will equal the dollar amount converted into common stock.

(3)  The interest rate on the note is eight percent per annum.  We issued the note in lieu of cash payments we incurred at closing. This note represents an aggregate of a $150,000 cash payment and a $250,000 cash payment, both due by amendment on October 31, 2009, and is due on May 1, 2010.

(4)  The two notes have been consolidated with payments to be made as follows: $41,000-June 1, 2010; $100,000-September 1, 2010; $150,000-December 1, 2010; $250,000-February 1, 20111; and $400,000-May 1, 2011.

(5) Two notes of $125,000, one payable to Mr. Smith and the other payable to Ms. Smith, due by amendment on May 15, 2011. The notes are secured by a pledge of the Smith Systems Transportation stock.

(6)   For the purpose of eliminating personal guaranties. At the present time, there is no deadline by which personal guaranties must be eliminate, as long as we are pursuing commercially reasonable mesa of doing so.

Terms of our sale of PGI-MD

The agreement to sell PGI-MD to Mr. Antenucci was made on an arm’s length basis in connection with Integrated Freight’s purchase of our preferred stock from Nutmeg/Fortuna Fund described above. The agreement included the following provisions, as modified due to delays in completing the merger with Integrated Freight, which were satisfied in the completion of the sale on December 27, 2009:

•	We transferred all of our assets to PGI-MD with a depreciated book value of nil, excluding the stock we owned in PGI and the assets we acquired by merger with Integrated Freight.

•	PGI-MD assumed all of our operating debts and obligations as of May 1, 2009, totaling $88,340, excluding $28,000 in accrued auditing fees and our operating costs incurred subsequent to May 1, 2009.

•	We issued a promissory note to PGI-MD for $51,739.95 of our operating costs incurred subsequent to May 1, 2009 which PGI-MD had paid.

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

As a result of the merger, we are subject to Integrated Freight’s obligation to issue to Mr. Antenucci 59,327 shares of common stock and 59,327 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for Mr. Antenucci’s release of us from payment of his deferred compensation and expense reimbursement in the amount of $88,954.

As a result of the merger, we are subject also to Integrated Freight’s obligation to issue to Frederick G. Beisser, our former senior vice president - finance, 75,525 shares of common stock and 75,525 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for Mr. Beisser’s release of us from payment of his deferred compensation in the amount of $112,830. (but not including unpaid wages, automobile allowance and reimbursable expenses totaling $24,126 owed to him at November 9, 2009).

We are also required to maintain directors and officers’ tail coverage for three years for the benefit of Messrs. Antenucci and Beisser.

Integrated Freight had no interest in maintaining, managing and funding the business of PGI-MD as a subsidiary company. The transactions outlined above resulted in our relief from liabilities in an aggregate amount of $1,309,435, in consideration for common stock which Integrated Freight valued at the time of negotiations at $0.10 per share (the price at which it was selling its common stock at that time in private placements), for an aggregate value of $31,175, before valuing the warrants. Furthermore, the sale of PGI-MD removed approximately $3,281,679 in liabilities from our consolidated balance sheet that were liabilities of PGI-MD and relieved us of all the operational and business difficulties centered in PGI-MD. We did not obtain an independent appraisal of PGI-MD. Nor, did we seek other buyers for PGI-MD or its business and technologies. We believe that our management composed of Mr. Antenucci during our negotiations with Integrated Freight would have been less interested or uninterested in entering into the transactions with Integrated Freight, as compared to declaring bankruptcy or terminating our reporting status under the Securities Exchange Act, if the transactions had not involved our sale of PGI-MD to Mr. Antenucci. Notwithstanding the foregoing, at May 1, 2009, our management, the management of Integrated Freight and Mr. Antenucci believed that these related transactions were fair and acceptable to all parties. We believe the negotiations for our sale of PGI-MD were conducted at arms’ length, because fundamentally Mr. Antenucci was not negotiating against us, when he was our sole director and chief executive officer, but was negotiating against Integrated Freight.

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

The terms of our amended acquisition note enable the Mr. and Ms. Smith to recover ownership of Smith Systems Transportation, which would represent a significant loss of business.

The amended $150,000 promissory notes ($250,000 total) we have given to Mr. and Ms. Smith the purchase Smith Systems Transportation are secured by a pledge of the stock in the acquired company. The maturity date of the notes has been amended to May 15, 2011. We expect to require additional equity or debt funding, of which there is no assurance, in order to satisfy our financial obligations under the acquisition notes. In the event we are unable to pay the acquisition notes by maturity and the Smiths exercise their security interests, they would recover their ownership of Smith Systems Transportation. In that event we would lose one of our operating subsidiaries resulting in a material reduction in our business.

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

Our management will control fifty-six percent of our common stock after the reverse stock split and the issue of the additional shares required by our plan of merge with Integrated Freight. All corporate actions involving amendment of our articles of incorporation (such as name change and increase in authorized shares), election of directors and other extraordinary actions and transactions such as certain mergers, consolidations and recapitalizations and sales of all or substantially all of our assets, require the approval of only a majority of the issued and outstanding shares of our common stock. Accordingly, our management will be able to approve any such actions and transactions and elect all directors even if all of the outside stockholders oppose such transactions, or in the case of directors, nominate other persons for election. Our minority stockholders will be unable to effect changes in our management or in our business.

We have significant ongoing cash requirements and expect to incur additional cash requirements that could limit our growth and adversely affect our profitability if we are unable to obtain sufficient financing.

Our business is capital intensive, involving the frequent purchase of new power units and trailers. In 2008, 2009 and to date in fiscal year 2010, we made capital expenditures for new equipment of approximately $50,000 in each year. We anticipate that we may spend as much as $250,000 in new equipment in fiscal year 2011. In addition, we have issued promissory notes to cover part of the costs of our acquisitions and expect to continue issuing promissory notes for part of the cost of acquisitions. We expect to pay for projected capital expenditures with cash flows from operations and borrowings under credit facilities, which at the date of this annual report are $is estimated at $250,000. Due to the existing uncertainty in the capital and credit markets, capital and loans may not be available on terms acceptable to us. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our operations and acquisitions, we will be forced to operate our equipment for longer periods of time and to limit our growth, which could have a material adverse effect on our operating results. In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. If any of the financial institutions that have extended credit commitments to us are or continue to be adversely affected by current economic conditions and disruption to the capital and credit markets, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

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

We derive thirty-five percent of our revenue from four customers, the loss of one or more of which could have a material adverse effect on our business.

For the six months ended September 30, 2009, our top four customers, based on revenue, accounted for approximately twenty-five percent of our revenue. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results. A default in payments of invoices by one or more of these customers could have a material adverse effect on our financial condition. See “Our Business – Our customers and marketing”.

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

The USDOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the USDOT, including those relating to drug and alcohol testing and hours-of-service.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the Enviromental Protection Agency and the Department of Homeland Security also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

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

From time to time, various federal, state, or local taxes are increased, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

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

We have not developed a basic Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, continues to change. We do not have a precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

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

Item 2. Properties.

Our corporate headquarters office is located in Sarasota, Florida. We do not have a lease or written rental agreement and are not being charged rent. We believe this facility will not be adequate for our needs in the immediate future. Based upon our future acquisitions, we will determine the best facility to use as a corporate and operations headquarters.

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

The following table presents information regarding our claims experience during calendar year 2009.

Category of Claim	Total Claims*	Our Portion
Auto Accident	$0	$0
General Liability	$27,250	$0
Cargo Damage	$0	$0
Property Damage	$11,000	$3,000
*Includes estimated amounts of pending claims, which are expected to settle in 2010.

We require our contract drivers to carry their own occupational accidental insurance, which is similar to workers’ compensation insurance.

The following table presents our accident experience during the past twenty-four months.

Type	Fatal	Injury	Tow	Total
Crashes	0	4	4	8

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

During the twelve-month period covered by management’s discussion under this item, the results of operations for the period ended and financial condition at September 30, 2009, our business was exclusively providing life–cycle systems integration and implementation of information technology solutions within the public and commercial sectors with a focus and specialty is on spatial information management technologies, including web–enabled GIS and applications. We sold this business on December 27, 2009. Beginning December 3, 2009, when we acquired the stock of Integrated Freight, we added motor freight transportation to our business and at the date of this annual report are exclusively engaged in that business. Our future financial performance will be unrelated to our financial performance through September 30, 2009, discussed below.

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

Cash Flow

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal years 1998 through 2009, we experienced significant losses with corresponding reductions in working capital and net worth, excluding the impact of certain onetime gains. Our revenues and backlog have also decreased substantially during the past two years. We have struggled to maintain a minimal cash flow necessary to meet our barebones operating and capital requirements and have been be forced to restrict operating expenditures to match available resources. These factors, among others, raised substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations and Commercial Commitments

As a result of our sale of PGI-MD on December 27, 2009, we no longer are subject to any contractual obligations and commitments of that company. We have assumed the contractual obligations and commercial commitments of Integrated Freight as a result of our merger on December 23, 2009. Contractual obligations and commercial commitments consist primarily of leases and financing agreements, in each case for terms of up to forty-eight  months for power units and trailers.

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

Capital Resources

We believe our capital resources are insufficient to fund our business plan.  We will require additional debt and equity funding to complete the acquisition of additional companies and to provide additional working capital for our existing operations and operations we may acquire.  To date our capital needs have been met by the private sale of our common stock to individual investors and convertible and non-convertible loans to individual investors.  We believe we will need to continue to develop sources of private funding until such time as the scale of our operations, our sales and our profits are sufficient to attract the interest of institutional investors, if we are ever able so to do.

Results of Operations

Business operations during the twelve months ended September 30, 2009 were conducted exclusively in PGI-MD. We conducted administrative operations as related to maintenance of our public reporting obligations. We discontinued these historical operations on December 27, 2009 with the sale of PGI-MD.

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

Results of discontinued operations

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

Our international sales were denominated in U.S. dollars with the exception of the payments made to Xmarc Limited whose clients pay in British Pounds Sterling, Euros and US Dollars. Receipts in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the date of the transaction. Management views the exchange rate fluctuations occurring in the normal course of business as low risk and they are not expected to have a material effect on the financial results of the Company.

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

Our primary foreign currency exposure was related to non–U.S. dollar denominated sales, cost of sales and operating expenses related to our international operations. This means we are subject to changes in the consolidated results of operations expressed in U.S. dollars. Other international business, consisting primarily of consulting and systems integration services provided to international customers in Asia, is predominantly denominated in U.S. dollars, which reduced our exposure to fluctuations in foreign currency exchange rates. There have been period–to–period fluctuations in the relative portions of international revenue that are denominated in foreign currencies. The net amount of foreign currency gains and (losses) was a loss of $56,043 for fiscal year 2009 and a gain of $8,675 for fiscal year 2008.

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

We believe the following critical accounting policies, which applied to our discontinued operations, required significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenue recognition policy was significant because our revenues were a key component of our results of operations. We recognize revenue in accordance with SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting Bulletin Topic 13 to be consistent with Accounting Standards Codification (“ASC”) 605, Revenue Arrangements with Multiple Deliverables. We recognize revenues when (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the client, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Our operations require us to make significant assumptions concerning cost estimates for labor and expense on contracts in process. Due to the uncertainties inherent in the estimating process for costs to complete contracts in process under the percentage of completion method, it is possible that completion costs for some contracts may need to be revised in future periods. Should changes in conditions or estimates cause management to determine a need for revisions to these balances in transactions or periods, revenue recognized for any reporting period could be adversely affected.

Allowance for Doubtful. Accounts. We make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.

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

Item 9A(T).

Evaluation of Disclosure Controls and Procedures

We are not maintaining "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. We will be required to design and evaluate our disclosure controls and procedures, recognizing that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily are required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures will be based partially upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our former chief executive officer and former senior vice president – finance, who were also our principal accounting officer were responsible for evaluating the effectiveness of the our disclosure controls and procedures and conclude, based on their evaluation, that such disclosure controls and procedures were effective as at September 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under United States securities legislation was recorded, processed, summarized and reported within the same period specified in those rules and regulations.  These controls and procedures applied to the business conducted by our prior management and do not apply to our business at the present time. We do not have disclosure controls and procedures in place at the present time.

Management’s Report on Internal Controls Over Financial Reporting

Our chief executive officer and the principal accounting officer are responsible for designing and maintaining internal controls over financial reporting, or causing them to be designed under their supervision, to provide reasonable assurance for the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal controls over financial reporting should include policies and procedures that:

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

Using the framework provided by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), on our behalf our former chief executive officer and former principal accounting officers conducted an evaluation of the effectiveness of the internal controls over financial reporting as of September 30, 2009 and concluded that there were deficiencies and material weaknesses in internal controls over financial reporting, which included follows:

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

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
2005 to present – Mr. Bagalay is executive-in-residence at EuroUS Ventures LLC, a venture capital firm located in Newton, Massachusetts that invests exclusively in European based technology companies that wish to establish a U.S. market. That firm’s investment is committed to facilitate that expansion into the U.S. market.

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

Paul A. Henley is the chairman of our board, chief executive officer, chief financial and accounting officer. he devotes all of his working time to our business.
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
•
February 2000 to May 2006 - Mr. Hoffman was founder, President & CEO, and chairman of the board of SiriCOMM, Inc. an applications service provider and wireless networking business serving the U.S. truckload industry. The company installed its VSAT-based network technology in the major truck stop chain facilities throughout the U.S. to support its applications and those of third party partners.

31

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

Mr. Hoffman earned his BS degree (1973) from the United States Military Academy and a MBA degree (1985) from the University of Wisconsin.

Steven E. Lusty is our chief operating officer.  He devotes essentially all of his working time to our business.
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

Code of Ethics

Our former Board of Directors approved a Code of Ethics for senior financial officers on October 7, 2002. We filed it with our September 30, 2002 report on Form 10–KSB as Exhibit 99.3.  The current board of directors has not reviewed or considered continuation of the Code of Ethics and there is no assurance it will do so.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to us in all capacities by our principal executive officer, our former chief operating officer, and the other most highly compensated employee of PGI-MD who were employed at September 30, 2009 (collectively, the “Named Executive Officers”).

Name and principal position	Year	Salary	Total
John C Antenucci President & Chief Executive Officer	2009	$157,000	$157,000
Michael Kevany, Senior Vice President, PGI-MD	2009	$103,000	$103,000
(1) These amounts in the salary column reflect the basic compensation earned during fiscal year 2009 by the named executive officers.

The following table sets forth certain information with respect to outstanding equity awards at September 30, 2009, for our Named Executive Officers.

Name	Outstanding Equity Awards at Fiscal Year End September 30, 2009 Option awards
	Number of securities underlying unexercised options exercisable (1)	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
	972,144	-	-	0.0150	Apr 30, 2010
John C. Antenucci	972,144	-	-	0.0120	Apr 30, 2011
	1,750,000	-	-	0.0140	May 16, 2012
(1) As was customary for our stock option grants, all of Mr. Antenucci’s stock options were immediately fully vested at the date of grant and expire five years from the date of grant.

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

Compensation of Our Current Management

The following table presents information about compensation of Integrated Freight’s chief executive officer and each of our highest paid executive officers who have compensation exceeding $100,000 per year. We paid only cash compensation to these persons, except for 125,000 shares of Integrated Freight’s common stock issued to Mr. Lusty in lieu of six months of cash compensation reflected in the following table.

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

Name	Began	Ends (1)	Annual Cash Salary	Annual Increase	Bonus	Other
Paul A. Henley	May 30, 2008	May 29, 2011	$195,000	10%	(2)(3)
Steven E. Lusty	January 1, 2009	December 31, 2011	$150,000		(2)	(4)
T. Mark Morris	September 1, 2008	August 31, 2011	$110,000		$25,000(2)(5)(6)
Monte W. Smith	September 1, 2008	August 31, 2011	$110,000		(2)(6)
(1) Subject to subsequent automatic annual renewals.
(2) Eligible for discretionary bonuses, upon board review and approval.

(3)   Achievement of a public market for our shares – bonus of $50,000. Closing acquisitions – bonus equal  to one-tenth of one percent (.001) of the revenue from operations generated by acquired company.

(4)   150,000 shares of our common stock as a signing bonus, plus 25,000 shares of our common stock per month for every month in which salary is not paid beginning August 1, 2009.  Mr. Lusty’s agreement provides for a base salary increase of ten percent per year.

(5) A contractual-bonus of $25,000 which is in arrears.
(6) Mr. Morris receives a bonus equal to ten percent of EBITA and Mr. & Ms. Smith receives an aggregate bonus equal to ten percent of EBITA.

Each employment agreement provides for payment of benefits provided to other employees, an automobile allowance, and an opportunity to earn a performance bonus and bonuses for initiating successful acquisitions equal to fifteen percent of one-year’s acquired revenues.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table identifies the beneficiaries of The Integrated Freight Stock Exchange Trust who are also our directors and officers and other persons who, based on their stock ownership of Integrated Freight at September 30, 2009, will own five percent or more of our common stock after the reverse stock split and related transactions are completed and sets forth the number and percentage of shares they beneficially own. Following the reverse stock split to be approved at the special stockholders meeting, the Trust will distribute these shares out of the Trust and into the names of these beneficial owners. The address of our directors and officers is our address. These persons own the shares before the reverse beneficially only, and after the reverse legally unless otherwise identified.

	Number of Shares		Percent
Name	Before Reverse Split (1)	After Reverse Split (2)	After all shares are issued (3)
John E. Bagalay	4,400,787	50,000	*
Paul A. Henley	572,102,258	6,500,000	30%
Henry P. Hoffman	4,400,787	50,000	*
Steven E. Lusty	88,015,732	1,125,000	4.615%
Jackson L. Morris	44,007,866	500,000	2.308%
T. Mark Morris	264,047,196	3,000,000	13.846%
Monte W. Smith (4)	81,854,631	930,000	4.292%
All directors and officers as a group (7 persons)	1,058,829,256	12,030,000	55.523%
MTH Ventures, Inc.	101,218,092	1,150,000	5.308%
24636 Harbour View Drive, Ponte Vedra, FL 32082
Edgar Renteria	132,023,598	1,500,000	6.923%
Unit 105, 3550 Wembley Way, Palm Harbor, FL 34685
Tangiers Investors LP	176,317,515	2,003,250	9.246%
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

•	We issued 500,000 shares to Jackson Morris for his services in performed in our organization and start up.

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

Jackson L. Morris and T. Mark Morris are not related.

Item 14. Principal Accounting Fees and Services.

Aggregate fees billed by our principal independent registered public accounting firms for audits of the financial statements for the fiscal years indicated:

	2009	2008
Audit Fees	$60,000	$58,500
Audit–Related Fees(1)	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$60,000	$58,500

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

PLANGRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

Years ended September 30, 2009 and 2008

	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)

Balance, September 30, 2007	97,214,418	$20,697,839	$(23,487,912)	$(2,790,073)
Issue of common stock upon option exercise	1,944,288	8,166	-	8,166
Net loss	-	-	(468,639)	(468,639)
Balance at September 30, 2008	99,158,706	20,706,005	(23,956,551)	(3,250,546)

Issue of common stock upon conversion of
preferred stock	401,559,467	662,573	-	662,573
Net loss	-	-	(511,960)	(511,960)
Balance at September 30, 2009	500,718,173	$21,368,578	$(24,468,511)	$(3,099,933)

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

4. Allowance for Doubtful Accounts

We make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.

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

6. Revenue and Cost Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements and updates Staff Accounting Bulletin Topic 13 to be consistent with Accounting Standards Codification (“ASC”) 605, Revenue Arrangements with Multiple Deliverables. We recognize revenues when (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the client, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

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

18. Purchased and Internally Developed Software Costs for Future Project Use

The Company follows FASB ASC 350, Intangibles – Goodwill and Other. Purchased software is recorded at the purchase price. Software products that are internally developed are capitalized when a product’s technological feasibility has been established. Amortization begins when a product is available for general release to customers. The amortization is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. Amortization expense amounted to $104,910 and $165,019 for fiscal years 2009 and 2008, respectively. All other research and development expenditures are charged to research and development expense in the period incurred. Management routinely assesses the utility of its capitalized software for future usability in customer projects. No impairments were recorded in 2009.

NOTE B – LIQUIDITY CONSIDERATIONS

The Company has an accumulated deficit of $24,468,511 at September 30, 2009, and the Company’s working capital deficit decreased to $3,203,345 at September 30, 2009 and it has recurring net losses in fiscal years 2009 back to 1998. Additionally the Company reported a net loss of $511,960 for fiscal year 2009 versus a net loss of $468,639 for fiscal year 2008 and a significant decrease in revenue of $1,759,399, or 49%, during fiscal year 2009 as a result of slowed tax revenue receipts in state and local government customers. The resulting constrained cash flows adversely affect the Company’s ability to meet payroll, subcontractor and other payment obligations on a timely basis. On occasion, payroll disbursements to employees were delayed resulting in payments made subsequent to normal due dates. Delayed payments to subcontractors have caused work stoppages and, at times, adversely affected the Company’s ability to service certain of its major projects and to generate revenue.

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

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2009 and 2008

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Under the agreement the Company also had the right to acquire in perpetuity the exclusive rights to Xmarc intellectual property and technology and all subsequent product enhancements for the North American public sector and utility markets. Effective April 1, 2003 the Company exercised its right to acquire the intellectual property. As a result, the Company paid XS the amount of $50,000 annually on March 31 in the years 2004 through 2008 (see Note F) and royalty payments for amounts due for each of these years in which the royalties earned exceeds $50,000. During fiscal year 2008 the Company had recorded approximately $736,235 in revenues earned under the revenue license agreement and $24,172 in royalties.

4. Employment Agreements

On April 30, 2002, the Company entered into new employment agreements with its officers. One of them was effective January 1, 2002 for one year and the third was effective on May 1, 2002 for three years. The employment agreements set forth annual compensation to the employees of between $66,000 and $157,000 each. Under the employment agreements, each employee is entitled to between 18 months and three years of severance pay upon termination of their employment for reasons other than constructive termination. On the anniversary date of his employment agreement, the chief executive officer is entitled to receive options to acquire common stock equal to 1% of the outstanding shares of the Company's common stock. The Company extended the employment agreements of its two officers through December 31, 2008. During fiscal year 2007 the Company granted stock options to acquire a total of 2,750,000 shares of common stock to the two officers as inducement to extend their employment agreements to December 31, 2008. Pursuant to the employment agreement for the chief executive officer, stock options to acquire 972,144 and 972,144 of common stock were granted during fiscal year 2007 and 2008. Recently both agreements were extended from time to time through December 31, 2009; pursuant to the reverse merger agreement with Integrated Freight both officers resigned all their positions with PGRA effective November 9, 2009 (See also Note N, Subsequent Events).

5. KSTC Agreement

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

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2009 and 2008

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

6. Xmarc Ltd.

During the first quarter of calendar year 2004 the Company determined, in conjunction with the termination of the Xmarc Services Limited agreement, that it was more efficient and economical to simply acquire Xmarc Ltd, the already existing distributor for Xmarc in Europe. Accordingly, on April 30, 2004, the Company completed a purchase transaction with an effective date of March 31, 2004, in which it acquired Xmarc Ltd in a non-cash transaction. The results of XL’s operations have been included in the consolidated financial statements since that date. Headquartered in Great Britain, XL has been a distributor of Xmarc products throughout Europe. The Company believes the acquisition, which has resulted in revenue of $766,686 during fiscal year 2009, enhances the strategic development and prospects for growth of its operating subsidiary.

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

PLANGRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009 and 2008

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for all options and warrants outstanding at September 30, 2009 is presented below:

Stock Options
Range of		Weighted-average
Exercise		Remaining Years
Prices	Shares	Contractual Life
$0.012-$0.0400	4,694,288	1.64

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

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Integrated Freight Corporation
Sarasota, Florida

We have audited the accompanying consolidated balance sheet of Integrated Freight Corporation as of March 31, 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows from May 13, 2008 (inception) through March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Freight Corporation as of March 31, 2009, and the results of their operations and their cash flows from May 13, 2008 (inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
July 24, 2009

INTEGRATED FREIGHT CORPORATION
Consolidated Balance Sheet
March 31, 2009

Assets
Current assets:
Cash	$158,442
Accounts receivable, net of allowance for doubtful accounts of $50,000	2,061,297
Deferred finance costs, net of amortization of $79,130	135,220
Prepaid expenses	187,475
Total current assets	2,542,434

Property and equipment, net of accumulated depreciation of $6,748,293 (Note 3)	7,193,426
Intangible assets, net of accumulated amortization of $298,521 (Note 4)	1,236,730
Other assets	123,331
Total assets	$11,095,921

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$497,541
Accounts payable	337,819
Accrued and other liabilities	639,933
Line of credit (Note 5)	630,192
Notes payable - related parties (Note 7)	1,075,000
Current portion of notes payable (Note 6)	3,942,592
Total current liabilities	7,123,077

Notes payable, net of current portion (Note 6)	4,184,293
Total liabilities	11,307,370

Minority interest	303,393

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,798,250 shares
Issued and outstanding (Note 9)	17,798
Additional paid-in capital	1,041,276
Retained deficit	(1,573,916)
Total stockholders’ deficit	(514,842)
Total liabilities and stockholders’ deficit	$11,095,921

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Consolidated Statement of Operations for the period from May 13, 2008
(inception) through March 31, 2009

Revenue	$10,460,113

Operating Expenses
Rents and transportation	2,060,175
Wages, salaries & benefits	3,294,275
Fuel and fuel taxes	3,430,465
Depreciation and amortization	1,129,034
Insurance and claims	529,592
Operating taxes and licenses	143,479
General and administrative	919,602
Total Operating Expenses	11,506,622

Other Expenses
Interest	457,930
Interest - related parties	50,838
Other Income	(102,327)
Total Other Expenses	406,441
Net loss before minority interest	$(1,452,950)
Minority interest share of subsidiary net income	$(18,615)
Net loss	$(1,471,565)

Net loss per share - basic and diluted	$(0.12)

Weighted average common shares outstanding - basic and diluted	12,667,988

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Consolidated Statement of Stockholders’ Deficit for the period from May 13, 2008
(inception) through March 31, 2009

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Retained Deficit	Total

Balance at May 13, 2008 (inception)	—	$—	$—	$—	$—

Common stock issued to officers in exchange
for organizational services (Note 9)	7,000,000	7,000	—	—	7,000
Common stock issued in exchange
for services (Note 9)	2,450,000	2,450	242,550	—	245,000
Common stock issued to acquire Smith Systems
Transportation, Inc. (Note 11)	825,000	825	81,675		82,500
Common stock issued to acquire Morris
Transportation, Inc. (Note 11)	3,000,000	3,000	297,000		300,000
Sale of common stock (Note 9)	1,580,000	1,580	143,920	—	145,500
Shareholder distributions	—	—	—	(187,351)	(187,351)
Shareholder contributions	—	—	—	85,000	85,000
Common stock and warrants issued as deferred
finance costs on notes payable (Note 9)	2,150,000	2,150	212,850	—	215,000
Finder's fee paid in common stock (Note 9)	400,000	400	(400)	—	—
Common stock issued to extend loan (Note 9)	393,250	393	38,932	—	39,325
Fair value of warrants issued with short-term
note payable (Note 9)	—	—	24,749	—	24,749

Net loss	—	—	—	(1,471,565)	(1,471,565)

Balance at March 31, 2009	17,798,250	$17,798	$1,041,276	$(1,573,916)	$(514,842)

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Consolidated Statement of Cash Flows for the period from May 13, 2008
(inception) through March 31, 2009

Net loss	$(1,471,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,129,034
Debt discount amortization	21,538
Deferred finance cost amortization	79,130
Loss on asset dispositions	73,480
Minority interest in earnings of subsidiary	18,615
Stock Issued for stock based compensation	252,000
Stock issued for interest	39,325
Increases/decreases in operating assets and liabilities:
Accounts receivable	1,052,400
Prepaid expenses	68,070
Other assets	(83,331)
Bank overdraft	28,757
Accounts payable	(17,306)
Accrued and other liabilities	226,550
Net cash provided by operating activities	1,416,697

Cash flows from investing activities:
Purchase of property and equipment	(80,818)
Proceeds from asset dispositions	65,940
Cash proceeds from acquisitions of subsidiaries	154,707
Net cash provided by investing activities	139,829

Cash flows from financing activities:
Repayments of notes payable, and	(1,381,726)
Proceeds of long term debt	164,026
Payment on line of credit	(223,536)
Proceeds from sale of common stock	145,500
Distributions paid to common shareholders	(187,348)
Contributions received from stockholders	85,000
Net cash used in financing activities	(1,398,084)
Net change in cash	158,442
Cash, beginning of period	-
Cash, end of period	$158,442

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-
Interest	$314,329
Schedule of noncash investing and financing transactions:
Common stock issued for acquisition of subsidiaries
Common stock issued in purchase	$382,500
Notes payable issued in purchase	850,000
Less: assets received in purchase, net of cash	(13,027,033)
Plus: liabilities assumed during purchase	11,664,462
Minority interest	284,778
Net cash received at purchase	$154,707

Common stock issued for stock based compensation	$252,000
Common Stock and warrants issued for deferred finance costs, extension of
loans and with notes payable	$279,074

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1.              Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

Integrated Freight Corporation (a Florida corporation) and subsidiaries (the “Company”) is a short to medium-haul truckload carrier of general commodities headquartered in Sarasota, Florida. The Company also has service centers located throughout the United States.  The Company provides dry van, hazardous materials, and temperature controlled truckload carriers and intends to open brokerage services.  The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the financial statements of Integrated Freight Corporation (“IFC”), and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”) and Smith Systems Transportation, Inc. (“Smith”).  Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”).  All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

Use of Estimates

The financial statements contained in this report have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these statements requires us to make estimates and assumptions that directly affect the amounts reported in such statements and accompanying notes.  Management evaluates these estimates on an ongoing basis utilizing historical experience, consulting with experts and using other methods we consider reasonable in the particular circumstances.  Nevertheless, the Company’s actual results may differ significantly from our estimates.

Management believes that certain accounting policies and estimates are of more significance in our financial statement preparation process than others.  Management believes the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, and estimates of exposures under our insurance and claims plans.  To the extent that actual, final outcomes are different than our estimates, or additional facts and circumstances cause the Company to revise the estimates, the earnings during that accounting period will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2009.

Accounts Receivable Allowance

The Company makes estimates of the collectability of the accounts receivable. The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in the client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.
Accordingly, the Company made a $50,000 allowances for uncollectible accounts and revenue adjustments as of March 31, 2009.

INTEGRATED FREIGHT CORPORATION
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

The Company expenses repairs and maintenance as incurred.  The Company periodically reviews the reasonableness of its estimates regarding useful lives and salvage values for revenue equipment and other long-lived assets based upon, among other things, the Company's experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Salvage values are typically 15% to 20% for tractors and trailing equipment and consider any agreements with tractor suppliers for residual or trade-in values for certain new equipment.  The Company capitalizes tires placed in service on new revenue equipment as a part of the equipment cost.  Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.  Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition.

Deferred Finance Charge

Costs incurred to obtain financing are recorded as a deferred finance charge and is amortized over the initial term of the loan agreement on the interest method.

Intangible Assets

The Company accounts for business combinations in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. SFAS 141 requires intangible assets acquired in a business combination to be recognized and reported separately from goodwill.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Our business combinations did not result in any goodwill as of March 31, 2009.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1.              Nature of Operations and Summary of Significant Accounting Policies
(continued)

Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. No impairment of intangibles has been identified since the date of acquisition.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2009.

Revenue Recognition

The Company recognizes revenues on the date the shipments are delivered to the customer.  Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as the Company acts as a principal with substantial risks as primary obligor.

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the period ended March 31, 2009, advertising expense was approximately $4,217.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1.              Nature of Operations and Summary of Significant Accounting Policies
(continued)

Stock-based Compensation

The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards, Share-Based Payment, or SFAS No. 123(R), using the modified prospective application method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the period ended March 31, 2009, the Company’s top four customers, based on revenue, accounted for approximately 35%, of the total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 35% of the total trade accounts receivable at March 31, 2009.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of March 31, 2009, the Company's bank deposits did not exceed insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At March 31, 2009, the Company had $630,192 outstanding under its revolving credit agreement, and approximately $ 9,201,885, including $1,075,000 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for the share of ultimate settlements using all available information. The Company accrues for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At March 31, 2009, management estimated $-0- in claims accrual.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1.              Nature of Operations and Summary of Significant Accounting Policies
(continued)

Earnings per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The $600,000 note payable to the previous owner of Morris Transportation is convertible at the election of the holder into common stock at $1 per share.

At March 31, 2009, there was no variance between the basic and diluted loss per share.  The 675,000 warrants to purchase common shares outstanding at March 31, 2009 are not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States.  This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s financial condition, results of operations, and disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (“SFAS No. 160”).  This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon the adoption of SFAS No. 160 on April 1, 2009, any noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”).  SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after January 1, 2009.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1.              Nature of Operations and Summary of Significant Accounting Policies
(continued)

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, to require additional disclosures about transfers of financial assets.  The FSP also amended FASB Interpretation No. 46(R), to provide additional disclosures about entities’ involvement with variable interest entities.  The FSP’s scope is limited to disclosure only and is not expected to have an impact on the Company's consolidated financial position or results of operations. The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s financial condition, results of operations, and disclosures.

Note 2.              Related Party Transactions

From inception to date, we have not entered into any transactions with our directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except for the following:

•
The Company issued 6,500,000 shares of our common stock to Mr. Henley for his services related to founding our corporation as well as organizational and start-up expenses in the amount of approximately $1,786. Mr. Henley is our founder and was our sole director at the date the issue of stock was approved. We also issued 500,000 shares to Mr. J. Morris for his services performed in our organization and start up. The stock issuances have been recorded based upon the estimated fair value of the services rendered.

•	The Company issued 150,000 shares of its common stock to Mr. Lusty, Chief Operating Officer as part of an employment contract.

•
As described in Note 11, the Company acquired the stock of Morris and Smith and issued notes payable to the previous owners of those companies totaling $850,000.  Unpaid interest of $39,682 was accrued on those notes through March 31, 2009.

Note 3.              Property and Equipment

Property and equipment consist of the following at March 31, 2009:

	IFC	Smith	Morris	Consolidated
Property Plant and Equipment	$ 46,472	$6,444,400	$ 7,450,847	$13,941,719
Less: accumulated depreciation	(3,485)	3,359,627	(3,385,181)	(6,748,293)
Total	$ 42,987	$3,084,773	$ 4,065,666	$7,193,426

Depreciation expense totaled $830,513 for the period ended March 31, 2009.

Note 4.              Intangible Assets

The Company purchased the stock of Smith and Morris, see Note 11, which resulted in the recognition of intangibles assets.  These intangible assets include the “employment and non-compete agreements” which are critical to Company because of the management team’s business intelligence and customer relationship value which is required to execute the Company’s business plan.  The intangibles also include their “company operating authority” which is tied to their motor carrier number that is issued and monitored by the U.S. Department of Transportation (FDOT).  The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the Company’s insurance costs, one of the most significant expenditure for freight companies.  Both Morris and Smith have the FDOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  As of March 31, 2009, these intangible are as follows:

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 4.              Intangible Assets (continued)

Employment and non-compete agreements	$1,043,293
Company operating authority	491,958
Total intangible assets	1,535,251
Less: accumulated amortization	(298,521)
Intangible assets, net	$1,236,730

Amortization expense totaled $298,521 for the seven months ended March 31, 2009.

The intangible assets acquired in the business combination are expected to amortize over the next three years as follows:

March 31,
2010..........................................................................................	511,750
2011..........................................................................................	511,750
2012..........................................................................................	213,230
$1,236,730

Note 5.              Line of Credit

Morris Revolving Credit

At March 31, 2009, Morris has $630,192 outstanding under a revolving credit line agreement that allows them to borrow up to a total of $1,500,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due on demand.  The applicable interest rate under this agreement is based on the LIBOR plus 3.5%. The line has financial covenants that require Morris to maintain a tangible net worth of not less than $700,000 and a fixed charge coverage ratio of at least 1 to 1.  Morris is currently in default of these covenants but believe they can negotiate a successful resolution with the lender.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 6.              Notes Payable

Notes payable owed by Smith consisted of the following as of March 31, 2009:

Notes payable to bank, due December 2012, payable in monthly installments of $65,000, interest of 9% collateralized by substantially all of Smith assets	$2,357,890

Notes payable to bank, due April 2010, with monthly interest payments of 9%, collateralized by substantially all of Smith assets	1,766,721

Note payable to Platte Valley National Bank, due December 2010, payable in monthly installments of $1,423, with interest at 9.5% collateralized vehicle.	27,047

Notes payable to Daimler Chrysler, due 2010, Payable in monthly installments of $10,745, interest ranging from 8-9%, collateralized by 6 units.	112,309

Note payable to Floyds, due 2010, payable in monthly installments of $2,664 with interest at 8.5% unsecured.	9,564

Note payable to General Motors due November 2009, payable in monthly installments of $778, with interest at 8% secured by a vehicle.	4,744

Note payable to Nissan Motors due June 2011, payable in monthly installments of $505, with interest at 37% secured by a vehicle.	15,278

Unsecured, non-interest bearing note payable to Colorado Holdings, due 2010, payable in monthly installments of $1,250.	32,690
Total	$4,326,243

The carrying amount of Smith assets pledged as collateral for the installment notes payable totaled $3,067,624 at March 31, 2009.

Notes payable owed by Morris consisted of the following as of March 31, 2009:

Notes payable to Chrysler Financial payable in monthly installments ranging from $569 to $5,687 including interest through May 2013 with interest rate ranging from 5.34% to 8.07% secured by equipment	$2,041,641

Notes payable to Banks payable in monthly installments ranging from $1,805 to $5,829 including interest through June 2010 with interest rate ranging from 5.9% to 7.25% secured by equipment	130,083

Notes payable to GE Financial payable in monthly installments ranging from $2,999 to $7,535 including interest through April 2013 with interest rate ranging from 6.69% to 8.53% secured by equipment	1,209,669

6.9% note payable to a GMAC Financial in installments of $667 including interest, through August 2013 secured by a vehicle	143,845

8.59% note payable to a Wells Fargo Bank payable in monthly installments of $4,271 including interest, through October 2011 secured by equipment	129,143

Totals	$3,654,381

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 6.              Notes Payable (continued)

Notes payable owed by IFC consisted of the following as of March 31, 2009:

Note payable to Tangiers payable in May to 2009, with interest rate of 9.9%, collateralized by assets of IFS with unamortized discount of $3,211.	$44,789

Notes payable to Tangiers payable in January 2010, with interest rate of 9.9%, collateralized by assets of IFS and personally guaranteed by three stockholders and managers of the Company.	60,000

Note payable to Ford Credit, principal and 16.8% interest payment of $885 due monthly, collateralized by truck used by Stockholder.	41,472
$146,261

Future maturities of notes payable for the five years subsequent to March 31, 2009, are as follows:

March 31,
2010..........................................................................................	3,942,592
2011..........................................................................................	1,764,806
2012..........................................................................................	1,503,798
2013..........................................................................................	852,860
2013..........................................................................................	62,829
$8,126,885

Note 7.              Notes Payable – Related Parties

Notes payable owed by the Company to related parties at March 31, 2009 is as follows:

Note payable to related party, from acquisition described in note 11, to previous owner of Morris, with interest of 8%, secured by all shares of Morris common stock, principal and interest due by October 31, 2009.	$600,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due October 31, 2009.	250,000

8.5% note payable to previous owner, due on demand.	225,000
$1,075,000

Note 8.              Income Taxes

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 8.              Income Taxes (continued)

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the year ended March 31, 2009 is as follows:

2009

Federal	34%
State	0%
Net operating loss carry forward	--
Increase in valuation allowance	(34%)
-

At March 31, 2009, the Company had a net operating loss carry forward of approximately $2,800,000 which can be offset against future taxable income. However $2,200,000 of that may be subject to limitations imposed by the Internal Revenue Service. This carry-forward is subject to review by the Internal Revenue Service and, if allowed, may be offset against taxable income through 2029.  A portion of the net operating loss carryovers begin expiring in 2019.

Deferred tax assets are as follows:

2009
Deferred tax asset due to net operating loss	$1,147,579
Valuation allowance	(1,147,579)
Net Asset Less Liability	-

The deferred tax asset relates principally to the net operating loss carry-forward. A valuation allowance was established at March 31 2009 to eliminate the deferred tax benefit that existed at that time since it is uncertain if the tax benefit will be realized. The deferred tax asset (and the related valuation allowance) increased by $1,147,579 for the period May 18, 2008 (inception) to March 31, 2009.

Note 9.              Shareholders’ Deficit

Common Stock

On May 13, 2008, the Company issued 7,000,000 shares of its common stock to its officers, directors, and other individuals at par value in exchange for work and services attendant to the organization of the Company.  The Company recorded $7,000 of expense on these shares

In May and July 2008, in total, the Company issued 2,300,000 shares of common stock for various consulting services and recognized an expense of $230,000.

On July 14, 2008, the Company sold 100,000 shares of common stock for $10,000.

On August 28, 2008, the Company issued 825,000 shares of its common stock to the stockholders of Smith Systems Transportation, Inc. as part of a business combination (see Note 11).

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 9.              Shareholders’ Deficit

On September 12, 2008, the Company issued 3,000,000 shares of its common stock to the stockholders of Morris Transportation, Inc. as part of a business combination (see Note 11).

In November 2008 and January 2009, the Company issued 2,150,000 shares in consideration of receiving debt financing as described in Note 6.  The Company recorded $312,500 of deferred financing costs as a result of issuing these shares.  These deferred financing costs are amortized over the term of the debt.

In February 2009, the Company issued 105,000 shares of common stock for $0.10 per share.

On February 26, 2009 The Company issued 393,250 shares of common stock to the holder of a note payable by the Company in order to extend the maturity date of the note payable for 90 days.  The $39,325 value of the stock was recorded as interest expense.

On March 10, 2009, the Company issued 150,000 shares of its common stock to the Chief Operating Officer upon execution of an employment agreement.  The stock’s fair market value of $15,000 was recognized as compensation expense.

In March 2009, the Company issued 1,375,000 shares of common stock for $137,500, less $12,500 in fees.  The Company also issued 400,000 shares of common stock and warrants to purchase another 350,000 shares as a finders’ fee to the companies that introduced the buyers to IFC.  In May 2009, the Company agreed that there was an error in the amount of shares and warrants issued to the two entities that found the purchaser and issued another 137,500 common shares and warrants to purchase 68,572 common shares.

Warrants to Purchase Common Stock

On November 26, 2008 the Company’s Board of Directors issued 325,000 common stock warrants as payment for an incentive to extend a senior subordinated secured debenture totaling $48,000. The warrants vested immediately, carry an exercise price of $0.10 and expire on November 26, 2011.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.157 per share, or $51,025 in aggregate, in accordance with SFAS 123R.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On March 7, 2009 the Company issued 350,000 common stock warrants as payment for a finder’s fee. The warrants vested immediately, carry an exercise price of $.01 and expire on March 6, 2014.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.09 per share, or $31,500 in aggregate, in accordance with SFAS 123R.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

A summary of the grant activity for the years ended March 31, 2009, is presented below:

Weighted
		Weighted	Average
	Stock Awards	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	& Exercisable	Price	Term	Value
Balance, May 13, 2008	-	N/A	N/A	N/A
Granted	675,000	$ 0.10	3.84 years	-
Exercised		N/A	N/A	N/A
Expired/Cancelled	-	N/A	N/A	N/A

Balance, March 31, 2009	675,000	$ 0.10	3.84 years	$ -

As of March 31, 2009, the number of warrants that were currently vested and expected to become vested was 675,000.

Note 10.                         Commitments and Contingencies

Operating Leases

The Company leases office space in Sarasota, Florida under a one year operating lease with two additional one year extension at the option of the Company.  The Company pays $695 per month, which increases to $770 per month in October 2009 if the Company elects to exercise its option for additional years under the lease.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 10.                         Commitments and Contingencies (continued)

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

Year ended March 31,
2010	$606,250
2011	627,375
2012	316,825
$1,550,450

Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $300,000 and will be paid throughout 2010.

Claims and Assessments

We are involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

Contingency

In IFC’s note payable to Tangiers there is a requirement to develop a public market defined by having a ticker symbol on a trading market, by December 31, 2009.  If this does not occur Tangiers is entitled to a break-up fee of $100,000.

Note 11.                         Business Combinations

Smith Systems Transportation, Inc.

On August 28, 2008, the Company acquired 100% of the common stock of Smith Systems Transportation, Inc. (“Smith”), a Nebraska-based hazardous waste carrier, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 1, 2008 and the transaction was accounted for under the purchase method in accordance with SFAS 141. Smith’s results of operations have been included in our consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $783,570, with a weighted average amortization period of 3 years.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 11.                         Business Combinations (continued)

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

Morris Transportation, Inc.

On September 12, 2008, the Company acquired 100% of the common stock of Morris Transportation, Inc. (“Morris”), an Arkansas-based dry van truckload carrier, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 1, 2008 and the transaction was accounted for under the purchase method in accordance with SFAS 141. Morris’ results of operations have been included in our consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $751,681, with a weighted average amortization period of 3 years.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 11.                         Business Combinations (continued)

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

Contingent Consideration

As part of the Stock Exchange Agreement with Morris, if Morris does not maintains certain levels of profitability the amount of the note payable to Morris can be reduced up to $250,000.  The results of the payment contingency may affect the final valuation of the Morris acquisition, to be measured at the October 31, 2009 maturity date of the note.

Pro forma results

If the Company had purchased Morris and Smith at the date of inception (May 13, 2008) the results of operations would be as follow:

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 11.                         Business Combinations (continued)

	IFC	Smith	Morris	Total
Revenue		$7,182,311	$10,346,177	$17,528,488

Operating Expenses
Rents and transportation	-	2,079,321	1,613,394	3,692,715
Wages, salaries & benefits	427,102	1,987,549	2,605,396	5,020,047
Fuel and fuel taxes	-	1,610,937	4,410,511	6,021,448
Other operating expenses	190,810	1,739,832	1,487,652	3,418,294
Total Operating Expenses	617,912	7,417,639	10,116,953	18,152,504
Other Expenses	183,283	179,788	312,193	675,264
Net loss before minority interest	(801,195)	(415,116)	(82,969)	(1,299,280)

Minority interest share of
subsidiary net income	-	(34,003)	-	(34,003)
Net loss	$(801,195)	$(449,119)	$(82,969)	$(1,333,283)

Note 12.                         Business Segment Information

The Company follows the provisions of FASB 131, Disclosures about Segments of an Enterprise and Related Information , which established standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which financial information is available that is evaluated regularly by the chief operating decision makers(s) in deciding how to allocate resources and in assessing performance.  The Company operates both of its subsidiaries (Morris Transportation and Smith Systems) as independent companies under separate management of their respective founders. Management of the Company makes decisions about allocating resources based on these operating segments. The following table depicts the information expected by FASB 131.

	Revenue	Net Income(loss)	Total Assets

IFC (Parent)	$ -	$ (1,215,824)	$ 2,868,874
Morris	6,299,649	12,403	5,159,423
Smith	4,160,464	(268,144)	3,067,624
	$ 10,460,113	$ (1,471,565)	$ 11,095,921

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 13.                         Subsequent Events

On May 1, 2009 the Company purchased 500 shares of PlanGraphics, Inc. (PlanGraphics) 12% redeemable preferred stock, $0.001 par value, in exchange for 1,307,822 shares of the Company’s common stock and a $167,000 promissory note due in one year from the date of closing.  As part of this transaction the Company also issued to PlanGraphics 177,170 shares of common stock and two year warrants to purchase another 177,170 shares of common stock with an exercise price of $0.50 per share.   On June 2, 2009, these preferred shares were converted into 401,599,467 shares of common stock, which gave the Company voting control over approximately 80% of PlanGraphics’ outstanding shares. PlanGraphics is a public OTCBB company with a ticker symbol of PGRA.

Also on May 1, 2009, PlanGraphics transferred all operating assets and liabilities (except for $28,000 of audit fees) to a subsidiary created in the state of Maryland also called PlanGraphics, Inc. (PGI Maryland).  PlanGraphics sold to their previous management 100% of the shares of PGI Maryland in exchange for a released from all obligations under their employment agreements.  Management also received from IFC 134,579 shares of IFC common stock and warrants to purchase another 134,579 shares of IFC common stock at $0.50 per share, with a term of two years.

In addition to the above, in several transactions pursuant to various debt and equity financings from April 1, 2009 to date of this report, the Company has issued 892,142 shares of its common stock and five year warrants to purchase another 260,000 shares of common stock with an exercise price of $0.01 per share.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Act, pursuant to Section 4(2) of the Act and Rule 506 promulgated there under. Such securities were sold or conveyed exclusively to accredited investors as defined by Rule 501(a) under the Act.

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

Page

Consolidated Balance Sheet as of September 30, 2009 (unaudited) and March 31, 2009	F-55

Consolidated Statement of Operations For the Six Months Ended September 30, 2009 and the Period from May 13, 2008 (inception) to September 30, 2008 (unaudited)	F-56
Consolidated Statement of Changes in Stockholders’ Deficit For the Six Months Ended September 30, 2009 (unaudited) and the Period from May 13, 2008 (inception) to March 31, 2009	F-57

Consolidated Statement of Cash Flows For the Six Months Ended September 30, 2009 (unaudited) and the Period from May 13, 2008 (inception) to September 30, 2008 (unaudited)	F-59

Notes to Consolidated Financial Statements	F-61

INTEGRATED FREIGHT CORPORATION

Consolidated Balance Sheets

	September 30, 2009	March 31, 2009
Assets	(Unaudited)
Current assets:
Cash	$29,610	$158,442
Accounts receivable, net of allowance for doubtful accounts of $50,000	2,689,454	2,061,297
Deferred finance costs, net of amortization of $173,881 and $79,130	40,469	135,220
Prepaid expenses & other assets	180,447	187,475
Total current assets	2,939,980	2,542,434

Property and equipment, net of accumulated depreciation (Note 3)	6,396,001	7,193,426
Intangible assets, net of accumulated amortization (Note 4)	1,106,135	1,236,730
Other assets	842,176	123,331
Total assets	$11,284,292	$11,095,921

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$177,277	$497,541
Accounts payable	574,661	337,819
Accrued and other liabilities	786,372	639,933
Line of credit (Note 5)	812,097	630,192
Notes payable - related parties (Note 7)	850,000	1,075,000
Current portion of notes payable, net of unamortized discount
of $141,213 and $24,749 respectively (Note 6)	3,920,948	3,942,592
Total current liabilities	7,121,355	7,123,077

Notes payable, net of current portion (Note 6)	4,706,613	4,184,293
Total liabilities	11,827,968	11,307,370

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized,
21,366,068 and 17,798,250 shares issued and outstanding	21,366	17,798
Additional paid-in capital	2,288,391	1,041,276
Retained deficit	(3,140,606)	(1,573,916)
Total stockholders’ deficit	(830,849)	(514,842)
Minority interest	287,173	303,393
Total liabilities and stockholders’ deficit	$11,284,292	$11,095,921

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Operations

	Six Months	May 13, 2008
	Ended	(inception) to
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$8,832,631	$1,855,789

Operating Expenses
Rents and transportation	2,617,766	360,998
Wages, salaries & benefits	2,949,320	340,332
Fuel and fuel taxes	1,911,444	611,020
Depreciation and amortization	952,475	185,563
Insurance and claims	324,261	74,820
Operating taxes and licenses	64,390	7,815
General and administrative	1,121,140	334,902
Total Operating Expenses	9,940,796	1,915,450

Other Expenses
Interest	586,456	101,166
Interest - related parties	34,093	8,589
Other Income	(108,498)	(14,066)
Total Other Expenses	512,051	95,689
Net loss before minority interest	(1,620,216)	(155,350)
Minority interest share of subsidiary net income	16,220	(6,071)
Net loss	$(1,603,996)	$(161,421)

Net loss per share - basic and diluted	$(0.08)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	21,366,068	13,225,000

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Stockholders’ Deficit
May 13, 2008 (inception) through March 31, 2009 and for the
Six Months Ended September 30, 2009

	Common Stock		Additional
		Par	Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance at May 13, 2008 (Inception)	—	$—	$—	$—	$—

Common stock issued to officers in exchange
for organizational services (Note 9)	7,000,000	7,000	—	—	7,000
Common stock issued in exchange
for services (Note 9)	2,450,000	2,450	242,550	—	245,000
Common stock issued to acquire Smith Systems
Transportation, Inc. (Note 11)	825,000	825	81,675	—	82,500
Common stock issued to acquire Morris
Transportation, Inc. (Note 11)	3,000,000	3,000	297,000	—	300,000
Sale of common stock (Note 9)	1,580,000	1,580	143,920	—	145,500
Shareholder distributions	—	—	—	(187,351)	(187,351)
Shareholder contributions	—	—	—	85,000	85,000
Common stock and warrants issued as deferred
finance costs on notes payable (Note 9)	2,150,000	2,150	212,850	—	215,000
Finder's fee paid in common stock (Note 9)	400,000	400	(400)	—	—
Common stock issued to extend loan (Note 9)	393,250	393	38,932	—	39,325
Fair value of warrants issued with short-term
note payable (Note 9)	—	—	24,749	—	24,749

Net loss	—	—	—	(1,471,565)	(1,471,565)

Balance at March 31, 2009	17,798,250	$17,798	$1,041,276	$(1,573,916)	$(514,842)

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Stockholders’ Deficit
May 13, 2008 (inception) through March 31, 2009 and for the
Six Months Ended September 30, 2009 – (Continued)

	Common Stock		Additional
		Par	Paid-in	Retained
	Shares	Value	Capital	Deficit	Total

Balance at March 31, 2009	17,798,250	$17,798	$1,041,276	$(1,573,916)	$(514,842)

Common stock issued to officers in exchange
for organizational services (Note 9) (Unaudited)	—	—	—	—	—
Common stock issued in exchange
for services (Note 9) (Unaudited)	75,000	75	7,425	—	7,500
Common stock issued to acquire Smith Systems
Transportation, Inc. (Note 11) (Unaudited)	—	—	—	—	—
Common stock issued to acquire Morris
Transportation, Inc. (Note 11) (Unaudited)	—	—	—	—	—
Sale of common stock (Note 9) (Unaudited)	570,000	570	101,430	—	102,000
Shareholder distributions (Unaudited)	—	—	—	37,306	37,306
Shareholder contributions (Unaudited)	—	—	—	—	—
Common stock and warrants issued as deferred
finance costs on notes payable (Note 9) (Unaudited)	—	—	—	—	—
Finder's fee paid in common stock (Note 9) (Unaudited)	639,996	640	63,360	—	64,000
Common stock issued to extend loan (Note 9) (Unaudited)	25,000	25	2,475	—	2,500
Fair value of warrants issued with notes
payable (Note 9) (Unaudited)	—	—	—	—	—
Common stock issued to directors and
executives for compensation (Note 9) (Unaudited)	950,000	950	94,050	—	95,000
Common stock issue to purchase
personal property (Note 9) (Unaudited)	1,307,822	1,308	837,162	—	838,470
Fair value of warrants issued with short-term
note payable (Note 9) (Unaudited)	—	—	141,213	—	141,213

Net loss (Unaudited)	—	—	—	(1,603,996)	(1,603,996)

Balance at September 30, 2009 (Unaudited)	21,366,068	$21,366	$2,288,391	$(3,140,606)	$(830,849)

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Cash Flows

	Six Months	May 13, 2008
	Ended	(inception) to
	September 30, 2009	September 30, 2008
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(1,603,996)	$(161,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	952,475	185,563
Debt discount amortization	23,536	-
Deferred finance cost amortization	94,751	-
Loss on asset dispositions	-	73,480
Minority interest in earnings of subsidiary	16,220	309,464
Stock issued for stock based compensation	187,854	-
Stock issued for interest	39,325	-
Increase/decrease in operating assets and liabilities
Accounts receivable	(628,157)	(3,176,690)
Prepaid expenses	7,028	(187,929)
Other assets	(718,845)	(668,750)
Bank overdraft	320,264	554,464
Accounts payable	236,842	249,426
Accrued and other liabilities	146,439	266,000
Net cash used in operating activities	(926,264)	(2,556,393)

Cash flows from investing activities:
Purchase of property and equipment	(24,455)	(7,899,046)
Net cash used in investing activities	(24,455)	(7,899,046)

Cash flows from financing activities:
Repayments of notes payable, and	(21,644)	-
Proceeds of long term debt	522,320	10,013,129
Payment on line of credit	181,905	878,728
Proceeds from sale of common stock	102,000	-
Distributions paid to common shareholders	37,306	-
Net cash provided by financing activities	821,887	10,891,857
Net change in cash	(128,832)	436,418
Cash, beginning of period	158,442	-
Cash, end of period	$29,610	$436,418

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Cash Flows – (Continued)

	Six Months	May 13, 2008
	Ended	(inception) to
	September 30, 2009	September 30, 2008
Supplemental disclosure of cash flow information:	(Unaudited)	(Unaudited)
Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,028,556	$547,398
Schedule of noncash investing and financing transactions:
Common stock issued for acquisition of subsidiaries
Common stock issued in purchase	$-	$382,500
Notes payable issued in purchase	-	850,000
Less: assets received in purchase, net of cash	-	(13,027,033)
Plus: liabilities assumed during purchase	-	11,664,462
Minority interest	-	284,778
Net cash received at purchase		$154,707

Common stock issued for stock based compensation	$950,000	$252,000
Common Stock and warrants issued for deferred finance costs, extension
of loans and with notes payable	$-	$279,074

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1.                 Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

Integrated Freight Corporation (a Florida corporation) and subsidiaries (the “Company”) is a short to medium-haul truckload carrier of general commodities headquartered in Sarasota, Florida. The Company also has service centers located throughout the West Central United States.  The Company provides dry van, hazardous materials, and temperature controlled truckload services.  The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the financial statements of Integrated Freight Corporation (“IFC”), and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”) and Smith Systems Transportation, Inc. (“Smith”).  Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”).  All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

Use of Estimates

The financial statements contained in this report have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these statements requires us to make estimates and assumptions that directly affect the amounts reported in such statements and accompanying notes.  Management evaluates these estimates on an ongoing basis utilizing historical experience, consulting with experts and using other methods we consider reasonable in the particular circumstances.  Nevertheless, the Company’s actual results may differ significantly from its estimates.

Management believes that certain accounting policies and estimates are of more significance in the financial statement preparation process than others.  Management believes the most critical accounting policies and estimates include the economic useful lives and salvage values of the assets, provisions for uncollectible accounts receivable, and estimates of exposures under the insurance and claims plans.  To the extent that actual, final outcomes are different than the estimates, or additional facts and circumstances cause the Company to revise the estimates, the earnings during that accounting period will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable Allowance

The Company makes estimates of the collectability of the accounts receivable. The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in the client payment terms and collection trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs. Accordingly, the Company made a $50,000 allowances for uncollectible accounts and revenue adjustments as of September 30, 2009 (unaudited) and March 31, 2009.

INTEGRATED FREIGHT CORPORATION
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

INTEGRATED FREIGHT CORPORATION
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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2009 and March 31, 2009.

Revenue Recognition

The Company recognizes revenues on the date the shipments are delivered to the customer.  Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as the Company acts as a principal with substantial risks as primary obligor.

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the six month period ended September 30, 2009, and from the period of May 13, 2008 (inception) to September 30, 2008, advertising expense was approximately $265 and $2,453 (unaudited).

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

INTEGRATED FREIGHT CORPORATION
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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the period ended September 30, 2009 and 2008, the Company’s top four customers, based on revenue, accounted for approximately 48% and 37% of the total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 34% and 35% of the total trade accounts receivable at September 30, 2009 and March 31, 2009.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of September 30, 2009 and March 31, 2009, the Company's bank deposits did not exceed insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At September 30, 2009 and March 31, 2009, the Company had $812,097 (unaudited) and $630,192 outstanding under its revolving credit agreement, and approximately $9,477,561 (unaudited) and $9,201,885, including $850,000 (unaudited) and $1,075,000 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value, as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for the Company’s share of ultimate settlements using all available information. The Company accrues for claims reported, as well as for claims incurred but not reported, based upon the Company’s past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on the evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At September 30, 2009 and March 31, 2009, management estimated $-0- in claims accrual.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1.              Nature of Operations and Summary of Significant Accounting Policies (continued)

Earnings per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.  The $600,000 note payable to the previous owner of Morris Transportation is convertible at the election of the holder into common stock at $1 per share.

At September 30, 2009 and March 31, 2009, there was no variance between the basic and diluted loss per share.  The 2,464,225 (unaudited) and 675,000 warrants to purchase common shares outstanding at September 30, 2009 and March 31, 2009 are not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive.

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

In June 2009, the FASB issued SFAS 168 (now: FASB ASC 105-10), Generally Accepted Accounting Principles the FASB Accounting Standards Codification. SFAS 168 represented the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009, the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification, or FASB ASC. The Codification supersedes all existing non-SEC accounting and reporting standards. FASB ASC 105-10 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement had no effect on the consolidated financial statements upon adoption other than current references to GAAP, which, where appropriate, have been replaced with references to the applicable codification paragraphs.

In June 2009, the FASB issued Amendments to FASB Interpretation No. 46(R), FASB ASC 810-Consolidation, that will change how the Company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The changes are FASB ASC 810-10, effective for financial statements after January 1, 2010. The Company is currently evaluating the requirements of this guidance and the impact of adoption on the Company’s consolidated financial statements.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1.              Nature of Operations and Summary of Significant Accounting Policies (continued)

In May 2009, the FASB issued FASB ASC 855, Subsequent Events. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the date the financial statements were issued or were available to be issued. FASB ASC 855 is effective in the first interim period ending after June 15, 2009. The Company expects FASB ASC 855 will have an impact on disclosures in the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of any subsequent events occurring after adoption.

Note 2.              Related Party Transactions

From inception to date, the Company has not entered into any transactions with the directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control; except for the following:

•	The Company issued 6,500,000 shares of the Company’s common stock to the Company’s founder for services related to preincorporation, organization and start-up.

•
The Company also issued 500,000 shares to an officer and corporate counsel for services related to incorporation, organization and start-up. The stock issuances have been recorded based upon the estimated fair value of the services rendered.

•	The Company issued 1,000,000 shares of its common stock to an officer as part of an employment contract.

•	The Company issued 3,825,000 shares to two directors as compensation

Note 3.              Property and Equipment

Property and equipment consist of the following at September 30, 2009 (unaudited):

	IFC
	(Parent)	Smith	Morris	Consolidated
Property Plant and Equipment	$ 46,472	$6,444,400	$ 7,451,767	$13,942,639
Less: accumulated depreciation	(8,133)	(3,735,723)	(3,802,782)	(7,546,638)
Total	$ 38,339	$2,708,677	$ 3,648,985	$6,396,001

Depreciation expense totaled $698,823 for the period ended September 30, 2009 (unaudited).

Property and equipment consist of the following at March 31, 2009:

	IFC
	(Parent)	Smith	Morris	Consolidated
Property Plant and Equipment	$ 46,472	$6,444,400	$ 7,450,847	$13,941,719
Less: accumulated depreciation	(3,485)	(3,359,627)	(3,385,181)	(6,748,293)
Total	$ 42,987	$3,084,773	$ 4,065,666	$7,193,426

Depreciation expense totaled $830,513 for the period ended March 31, 2009.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 4.              Intangible Assets

The Company purchased the stock of Morris and Smith, see Note 11, which resulted in the recognition of intangible assets.  These intangible assets include the “employment and non-compete agreements” which are critical to the Company because of the management team’s business intelligence and customer relationship value which is required to execute the Company’s business plan.  The intangibles also include their “company operating authority” which is tied to their motor carrier number that is issued and monitored by the U.S. Department of Transportation (“FDOT”).  The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the Company’s insurance costs, one of the most significant expenditures for freight companies.  Both Morris and Smith have the FDOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  These intangible are as follows:

	September 30, 2009	March 31, 2009
	(Unaudited)
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority	491,958	491,958
Total intangible assets	1,535,251	1,535,251
Less: accumulated amortization	(429,116)	(298,521)
Intangible assets, net	$1,106,135	$1,236,730

Amortization expense totaled $130,595 (unaudited) and $298,521 for the six months ended September 30, 2009 and for the period from May 13, 2008 (date of inception) to March 31, 2009.

Note 5.              Line of Credit

Morris Revolving Credit

At September 30, 2009 and March 31, 2009, Morris has $812,097 (unaudited) and $630,192 outstanding under a revolving credit line agreement that allows them to borrow up to a total of $1,500,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due on demand.  The applicable interest rate under this agreement is based on the LIBOR plus 3.5%. The line has financial covenants that require Morris to maintain a tangible net worth of not less than $700,000 and a fixed charge coverage ratio of at least 1 to 1.  Morris is currently in default of these covenants but believe they can negotiate a successful resolution with the lender.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 6.              Notes Payable

Notes payable owed by Morris consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Notes payable to Chrysler Financial, payable in monthly installments ranging from $569 to $5,687, including interest, through May 2013, with interest rate ranging from 5.34% to 8.07%, secured by equipment	$1,854,494	$2,041,641

Notes payable to Banks, payable in monthly installments ranging from $1,805 to $5,829, including interest through June 2010, with interest rate ranging from 5.9% to 7.25%, secured by equipment	65,159	130,083

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535, including interest, through April 2013, with interest rate ranging from 6.69% to 8.53%, secured by equipment	997,815	1,209,669

6.9% note payable to GMAC Financial, in installments of $667, including interest, through August 2013, secured by a vehicle	26,261	143,845

8.59% note payable to Wells Fargo Bank, payable in monthly installments of $4,271, including interest, through October 2011, secured by equipment	121,102	129,143

Note payable to shareholder is non-interest bearing, and is payable on demand	390,000	-

Totals	$3,454,831	$3,654,381

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 6.              Notes Payable (continued)

Notes payable owed by Smith consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Notes payable to bank, due December 2012, payable in monthly installments of $65,000, interest of 9% collateralized by substantially all of Smith assets	$2,339,129	$2,357,890

Notes payable to bank, due April 2010, with monthly interest payments of 6.5%, collateralized by substantially all of Smith assets	1,591,821	1,766,721

Note payable to Platte Valley National Bank, due December 2010, payable in monthly installments of $1,423, with interest at 9.5% collateralized by a vehicle.	18,514	27,047

Notes payable to Daimler Chrysler, due 2010, payable in monthly installments of $10,745, interest ranging from 8-9%, collateralized by 6 units.	51,570	112,309

Note payable to Floyds, due 2010, payable in monthly installments of $2,664 with interest at 5.6% unsecured.	14,381	9,564

Note payable to General Motors, due November 2009, payable in monthly installments of $778, with interest at 8%, secured by a vehicle.	-	4,744

Note payable to Nissan Motors, due June 2011, payable in monthly installments of $505, with interest at 5.6%, secured by a vehicle.	12,044	15,278

Unsecured, non-interest bearing note payable to Colorado Holdings, due 2010, payable in monthly installments of $1,250.	674,058	32,690

Total	$4,701,517	$4,326,243

The carrying amount of Smith assets pledged as collateral for the installment notes payable totaled $3,338,077 (unaudited) and $3,067,624 at September 30, 2009 and March 31, 2009.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 6.              Notes Payable (continued)

Notes payable owed by IFC (Parent) consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Note payable to lender, with interest rate of 9.9%, collateralized by assets of PlanGraphics with unamortized discount of $3,211.	$44,789	$44,789

Notes payable to lender, with interest rate of 9.9%, collateralized by assets of PlanGraphics and personally guaranteed by three stockholders and managers of the Company.	60,000	60,000

Note payable to Ford Credit, principal and 16.8% interest payment of $885 due monthly, collateralized by truck used by Stockholder.	39,666	41,472

Various notes payable with various due dates. Interest rate of 9.9%. Warrants convertible between .40 and .50 per share. 100% warrant coverage.	112,186	-

Various notes payable with various due dates. Interest rate of 9.9%. Warrants convertible between .40 and .50 per share. 100% warrant coverage.	140,250	-

Notes payable to lender. Interest rate of 9.9%. Warrants convertible at .40 per share. 100% warrant coverage.	25,000	-

Note payable to lender. Interest rate of 8.0%. The principal amount and all accrued and unpaid interest shall be due on May 15, 2010.	167,000

Discount on note payable
	(117,678)
Totals	$471,213	$146,261

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 6.              Notes Payable (continued)

Summary of notes payable:

			IFC
	Smith	Morris	(Parent)	Total

Current portion of notes payable
(Unaudited)	2,269,195	1,220,206	431,547	3,920,948

Notes payable, net of current portion
(Unaudited)	2,432,322	2,234,625	39,666	4,706,613

Total as of September 30, 2009
(Unaudited)	4,701,517	3,454,831	471,213	8,627,561

Current portion of notes payable
(Unaudited)	2,624,914	1,205,111	112,567	3,942,592

Notes payable, net of current portion
(Unaudited)	1,701,329	2,449,270	33,694	4,184,293

Total as of March 31, 2009
(Unaudited)	4,326,243	3,654,381	146,261	8,126,885

Note 7.              Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:

	September 30, 2009	March 31, 2009
	(Unaudited)
Note payable to related party, from acquisition described in note 11, to previous owner of Morris, with interest of 8%, secured by all shares of Morris common stock, principal and interest due October 31, 2009.	$600,000	$600,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due October 31, 2009.	250,000	250,000

8.5% note payable to previous owner, due on demand.	-	225,000

	$850,000	$1,075,000

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 8.              Shareholders’ Deficit

Common Stock

In May 2008, the Company issued 7,000,000 shares of its common stock to two persons who were its founders, a director and officer, and an officer and general counsel, at par value in exchange for work and services attendant to the organization of the Company.  The Company recorded $7,000 of expense on these shares.

In May and July 2008, in total, the Company issued 2,300,000 shares of common stock for various consulting services and recognized an expense of $230,000. The Company also sold 100,000 shares of common stock for $10,000.

In August 2008, the Company issued 825,000 shares of its common stock to the stockholders of Smith Systems Transportation, Inc. as part of a business combination (see Note 11).

In September 2008, the Company issued 3,000,000 shares of its common stock to the stockholders of Morris Transportation, Inc. as part of a business combination (see Note 11).

In November 2008 and January 2009, the Company issued 2,150,000 shares in consideration of receiving debt financing as described in Note 6.  The Company recorded $312,500 of deferred financing costs as a result of issuing these shares.  These deferred financing costs are amortized over the term of the debt.

In February 2009, the Company issued 105,000 shares of common stock for $0.10 per share. The Company issued 393,250 shares of common stock to the holder of a note payable by the Company in order to extend the maturity date of the note payable for 90 days.  The $39,325 value of the stock was recorded as interest expense.

In March 2009, the Company issued 1,375,000 shares of common stock for $137,500, less $12,500 in fees.  The Company also issued 400,000 shares of common stock as a finders’ fee to the companies that introduced the buyers to IFC.  The Company issued 150,000 shares of its common stock to the Chief Operating Officer upon execution of an employment agreement.  The stock’s fair market value of $15,000 was recognized as compensation expense.

In April 2009, the Company sold 150,000 shares of common stock for $15,000.  The Company issued 25,000 shares of common stock for consideration of releasing the Company from a merger clause in Tangiers agreement.  The stock’s fair market value of $2,500 was recognized as professional fees.

In May 2009, the Company issued 1,307,822 shares of common stock to purchase preferred shares of PlanGraphic.  The Company also issued 297,142 shares as a finder’s fee. The stock’s fair market value of $29,712 was recognized as professional fees.

In June 2009, the Company sold 420,000 shares to common stock for $87,000. The Company issued 850,000 share of common stock to an officer.  The stock’s fair market value of $85,000 was recognized as compensation expense.  The Company issued 342,854 shares of common stock as finder’s fees. The stock’s fair market value of $24,285 was recognized as professional fees.

In July 2009, the Company issued 75,000 shares of common stock for services to be rendered.  The stock’s fair market value of $7,500 was recognized as professional fees.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 8.              Shareholders’ Deficit  (continued)

In September 2009, the Company issued 100,000 shares of common stock to two directors. The stock’s fair market value of $10,000 was recognized as compensation expense.

Warrants to Purchase Common Stock

The following is a summary of Warrants to Purchase Common Stock

In November 2008, the Company issued 325,000 common stock warrants as payment for an incentive to extend a senior subordinated secured debenture totaling $48,000. The warrants vested immediately, carry an exercise price of $0.10 and expire in 18 months.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.157 per share, or $51,025 in aggregate, in accordance with ASC 505 and ASC 718.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 505 and ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In January 2009, the Company issued 980,000 common stock warrants as incentive to purchase the Company’s debentures. The warrants vested immediately, carry an exercise price of $.01 and expire in five years.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.09 per share, or $88,200 in aggregate, in accordance with ASC 505 and ASC 718.

In March 2009, the Company issued 350,000 common stock warrants as payment for a finder’s fee. The warrants vested immediately, carry an exercise price of $.01 and expire in five years.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.09 per share, or $31,500 in aggregate, in accordance with ASC 505 and ASC 718.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 505 and ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 In May 2009, the Company issued 560,000 common stock warrants as payment for a finder’s fee.  The warrants vested immediately, carry an exercise price of $.01 and expire in five years.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.09 per share, or $50,400 in aggregate, in accordance with ASC 505 and ASC 718. The Company also issued 32,500 common stock warrants as incentive to purchase the Company’s debentures. The warrants vested immediately, carry an exercise price of $.50 and expire in three years.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.09 per share, or $2,925 in aggregate, in accordance with ASC 505 and ASC 718.

In June 2009, the Company issued 86,500 common stock warrants as incentive to purchase the Company’s debentures. The warrants vested immediately, carry an exercise price of $.50 and expire in three years.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.09 per share, or $7,785 in aggregate, in accordance with ASC 505 and ASC 718.

In July 2009, the Company issued 84,750 common stock warrants as incentive to purchase the Company’s debentures. The warrants vested immediately, carry an exercise price of $.50 and expire in three years.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.09 per share, or $7,628 in aggregate, in accordance with ASC 505 and ASC 718.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 8.              Shareholders’ Deficit (continued)

In September 2009, the Company issued 45,475 common stock warrants as incentive to purchase the Company’s debentures. The warrants vested immediately, carry an exercise price between $.40 and $.50, and expire in three years.  The Company’s common stock had no quoted market price on the date of issuance.  The Company valued the warrants at $.09 per share, or $4,093 in aggregate, in accordance with ASC 505 and ASC 718.

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.38- 2.57%
Dividend yield	0.00%
Volatility factor	59.552%
Expected life	3.19 to 3.84 years

The relative fair value of the warrants, calculated in accordance with ASC 470-20, Debt with Conversion and Other Options; totaled $141,213 (unaudited) and $24,749, respectively.  The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable.  The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

A summary of the grant activity for the period  ended September 30, 2009, is presented below:

			Weighted
		Weighted	Average
	Stock Awards	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	& Exercisable	Price	Term	Value
Balance, March 31, 2009	675,000	0.10	3.84 years	-
Granted	1,789,225	$ 0.34	3.15 years	-
Exercised	-	N/A	N/A	N/A
Expired/Cancelled	-	N/A	N/A	N/A

Balance, September 30, 2009 (Unaudited)	2,464,225	$ 0.29	3.15 years	$ -

As of September 30, 2009 and March 31, 2009, the number of warrants that were currently vested and expected to become vested was 2,464,225 (unaudited) and 675,000.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 9.              Commitments and Contingencies

Operating Leases

The Company leases office space in Sarasota, Florida under a one-year operating lease with two additional one-year extensions at the option of the Company.  The Company pays $695 per month, which increases to $770 per month in October 2009, if the Company elects to exercise its option for additional years under the lease.

Employment Agreements

The Company entered into three-year employment agreements with four executives of the Company.  The Company is committed to pay the executives a total of $590,000 per year, with certain guaranteed bonuses and increases.  The agreements also call for bonuses if the executives meet certain goals which are to be set by the board of directors.

Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $300,000 and will be paid throughout 2010.

Contingency

In IFC’s note payable to Tangiers there is a requirement to develop a public market defined by having a ticker symbol on a trading market, by December 31, 2009.  If this does not occur Tangiers is entitled to a break-up fee of $100,000.

Note 10.                         Business Combinations

Smith Systems Transportation, Inc.

On August 28, 2008, the Company acquired 100% of the common stock of Smith Systems Transportation, Inc. (“Smith”), a Nebraska-based hazardous waste carrier, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 1, 2008, and the transaction was accounted for under the purchase method in accordance with ASC 805. Smith’s results of operations have been included in the consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $783,570, with a weighted average amortization period of 3 years.

INTEGRATED FREIGHT CORPORATION
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

Contingent Consideration

As part of the Stock Exchange Agreement with Smith, if Smith does not maintain certain levels of profitability the note payable to Smith can be reduced by up to the full amount, $250,000, of the note.  The results of the payment contingency may affect the final valuation of the Morris acquisition, to be measured at the October 31, 2009, maturity date of the note.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 10.                         Business Combinations (continued)

Morris Transportation, Inc.

On August 28, 2008, the Company acquired 100% of the common stock of Morris Transportation, Inc. (“Morris”), an Arkansas-based dry van truckload carrier, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 1, 2008, and the transaction was accounted for under the purchase method in accordance with ASC 805. Morris’ results of operations have been included in the consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $751,681, with a weighted average amortization period of 3 years.

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

Note 10.                         Business Combinations (continued)

Contingent Consideration

As part of the Stock Exchange Agreement with Morris, if Morris does not maintain certain levels of profitability the amount of the note payable to Morris can be reduced by up to $250,000.  The results of the payment contingency may affect the final valuation of the Morris acquisition, to be measured at the October 31, 2009, maturity date of the note.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 10.                         Business Combinations (continued)

Pro forma results

If the Company had purchased Morris and Smith at the date of inception (May 13, 2008) the results of operations would be as follow:

	IFC
	(Parent)	Smith	Morris	Total
Revenue	$ -	$ 7,182,311	$ 10,346,177	$ 17,528,488

Operating Expenses
Rents and transportation	-	2,079,321	1,613,394	3,692,715
Wages, salaries & benefits	427,102	1,987,549	2,605,396	5,020,047
Fuel and fuel taxes	-	1,610,937	4,410,511	6,021,448
Depreciation and amortization	3,485	361,256	770,742	1,135,483
Insurance and claims	-	521,512	197,699	719,211
Operating taxes and licenses	-	118,511	78,799	197,310
General and administrative	187,325	738,553	440,411	1,366,289
Other operating expenses	190,810	1,739,832	1,487,652	3,418,294
Total Operating Expenses	617,912	7,417,639	10,116,953	18,152,504
Other Expenses	183,283	179,788	312,193	675,264
Net loss before minority interest	(801,195)	(415,116)	(82,969)	(1,299,280)

Minority interest share of subsidiary net income	-	(34,003)	-	(34,003)
Net loss	$ (801,195)	$ (449,119)	$ (82,969)	$ (1,333,283)

Note 11.                         Business Segment Information

The Company follows the provisions of FASB ASC 280, Segment Reporting, which established standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which financial information is available that is evaluated regularly by the chief operating decision makers(s) in deciding how to allocate resources and in assessing performance.  The Company operates both of its subsidiaries (Morris Transportation and Smith Systems) as independent companies under separate management of their respective founders. Management of the Company makes decisions about allocating resources based on these operating segments. The following tables depict the information expected by FASB ASC 280:

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 11.                         Business Segment Information (continued)

	Revenue	Net Income(loss)	Total Assets
2009
IFC (Parent)	$ -	$ (1,534,368)	$ 3,185,385
Morris	5,407,832	95,755	3,127,742
Smith	3,424,799	(165,383)	4,971,165
	$ 8,832,631	$ (1,603,996)	$ 11,284,292

2008
IFC (Parent)	$ -	$ (330,574)	$ 3,425,566
Morris	1,061,143	150,307	6,015,960
Smith	794,646	18,846	4,349,789
	$ 1,855,789	$ (161,421)	$ 13,791,315

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 12.                         Subsequent Events

Effective December 24, 2009, the Company merged into PlanGraphics, Inc. (PGRA).

Prior to the merger, PGRA acquired approximately 94% of the issued and outstanding common shares of the Company in exchange for 1,807,842,696 shares of PGRA’s common stock. At the closing of the merger, the former shareholders of the Company owned approximately 94% of the outstanding common stock of the PGRA. For accounting purposes, this merger has been treated as a reverse acquisition and recapitalization of the Company, with PGRA the legal surviving entity.

Pursuant to an agreement in connection with the Company’s acquisition of control of PGRA on May 1, 2009, PGRA completed the sale of its historic operations to its former director and chief executive officer.  This transaction closed on December 27, 2009.  Since PGRA had, due to the sale of its historical operations, minimal assets and limited operations, the recapitalization has been accounted for as the sale of shares of the Company’s common stock for the net liabilities of PGRA. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of the Company. Costs of the transaction have been charged to the period in which they are incurred.

Following are the terms of the merger agreement:

On December 24, 2009, PGRA filed articles of merger in the State of Florida; and, on December 23, 2009, PGRA filed articles of merger in the State of Colorado. Pursuant to these articles of merger, the Company merged into PGRA and PGRA is the legal surviving corporation.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 12.                         Subsequent Events (continued)

The Company acquired 401,559,467 shares of PGRA’s common stock, or 80.2 percent of PGRA’s issued and outstanding common stock, as of May 1, 2009, for the purpose of merging PGRA into the Company, with the Company being the surviving corporation. Uncertainty as to when the Company could obtain an effective registration statement on Form S-4 (which it filed and has now withdrawn) to complete the merger caused delays in the Company obtaining debt and equity funding and completing negotiations for additional acquisitions. On November 11, 2009, the Company and PGRA agreed to restructure the transaction to provide for PGRA’s acquisition of more than ninety percent of the Company’s issued and outstanding common stock and its merger into PGRA. Colorado corporation law permits the merger of a subsidiary company owned ninety percent or more by a parent company into the parent company without stockholder approval.

In furtherance of this change to the plan to combine the Company and PGRA, 20,228,246 shares of the Company’s outstanding common stock were transferred by its stockholders to Jackson L. Morris, trustee for The Integrated Freight Stock Exchange Trust, a Florida business trust (“Trust”). The company also transferred the 401,559,467 shares of PGRA’s common stock it owned to the Trust. PGRA then exchanged 1,406,284,229 shares of its unissued common stock for the 20,228,246 shares of the Company held in the Trust. As a result of this transfer and exchange, the Trust now holds 1,807,842,696 of PGRA’s shares. The number of shares of PGRA’s common stock that it exchanged for the number of shares of the Company stock was not based on any financial or valuation considerations, but solely on the number of shares of PGRA’s authorized but unissued shares in relation to the percentage of the Company’s outstanding common stock included in the exchange and the requirements of Colorado law that PGRA own ninety percent or more of the Company in order to complete the merger without stockholder approval.

The Company avoided a contingent liability in the event it failed to develop a public market for its common stock no later than December 31, 2009.

The Company renegotiated its liabilities that were part of the transactions in which the Company acquired its two subsidiaries in August and September 2008.  These notes were renegotiated in the first half of 2010.  The Company is no longer in default on these liabilities. The terms to the agreement as as follows:

(1)   The interest rate on the note is eight percent per annum.  The Company has paid $100,000 of the original principal amount of $600,000 has been reduced to $500,000 by the cash payment of $100,000 in January 2010.  Payments of the balance of the note are as follows:  $25,000 on February 18, 2010; $125,000 on April 20, 2010 and $350,000 on May 1, 2010.  Security for the note in stock of Morris was terminated.

(2)   The notes and accrued interest are convertible at the election of Mr. Morris into our common stock at $1 per share.  In the event the market price of our common stock is less than $1 per share one year after conversion, then Mr. Morris will be entitled to receive additional shares such that the aggregate market price of all shares received will equal the dollar amount converted into common stock.

(3)  The interest rate on the note is eight percent per annum.  The Company issued the note in lieu of cash payments we incurred at closing. This note represents an aggregate of a $150,000 cash payment and a $250,000 cash payment, both due by amendment on October 31, 2009, and is due on May 1, 2010.

(4)  The two notes have been consolidated with payments to be made as follows: $41,000-June 1, 2010; $100,000-September 1, 2010; $150,000-December 1, 2010; $250,000-February 1, 20111; and $400,000-May 1, 2011.

(5) Two notes of $125,000, one payable to Mr. Smith and the other payable to Ms. Smith, due by amendment on May 15, 2011. The notes are secured by a pledge of the Smith Systems Transportation stock.

(6)   For the purpose of eliminating personal guaranties. At the present time, there is no deadline by which personal guaranties must be eliminate, as long as we are pursuing commercially reasonable mesa of doing so.

FINANCIAL STATEMENTS OF MORRIS TRANSPORTATION, INC.
(Predecessor Company)

Page

Report of Independent Registered Public Accounting Firm	F-83

Balance Sheets at August 31, 2008, March 31, 2008 and 2007	F-84

Statements of Operations for the five months ended August 31, 2008
and years ended March 31, 2008 and 2007	F-85

Statement of Changes in Stockholder’s Equity
for the period from April 1, 2006 through August 31, 2008	F-86

Statements of Cash Flows for the five months ended
August 31, 2008 and years ended March 31, 2008 and 2007	F-87

Notes to Consolidated Financial Statements	F-88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder
Morris Transportation, Inc.
Hamburg, Arkansas

We have audited the accompanying balance sheets of Morris Transportation, Inc. as of March 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morris Transportation, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
May 9, 2009

Morris Transportation Inc.
Balance Sheets at March 31, 2008 and 2007 and August 31, 2008

	March 31,		August 31,
	2008	2007	2008
Assets
Current assets:
Cash	$78,436	$69,792	$58,252
Trade receivables, net of allowance for
doubtful accounts of $-0-, -0-, and $-0-, respectively	918,840	1,270,432	$1,104,423
Other current assets	37,661	36,982

Total current assets	1,034,937	1,377,206	$1,162,675

Property and equipment, net of accumulated
depreciation of $2,552,307, $1,749,700, and 2,918,388 respectively (Note 3)	5,005,351	5,263,056	$4,648,414

Total assets	$6,040,288	$6,640,262	$5,811,089

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$77,855	$113,716	$219,073
Note payable - related party (Note 4)	225,000	0	$225,000
Current portion of notes payable (Note 5)	1,203,995	1,318,108	$1,282,896
Line of credit (Note 5)	744,200	680,138	$853,728
Other current liabilities	60,697	128,761	$92,560

Total current liabilities	2,311,747	2,240,723	$2,673,257

Long term debt:
Note payable, less current portion (Note 5	3,293,094	3,558,033	$2,876,644

Total liabilities	5,604,841	5,798,756	$2,876,644

Commitments and contingencies (Note 7	—	—

Stockholder’s equity (Note 6):
Common stock, $1.00 par value; 1,000 shares authorized,
200 shares issued and outstanding at March 31, 2008 and March 31, 2007	200	200	$200
Retained earnings	435,247	841,306	$260,988

Total stockholder’s equity	435,247	841,506	$261,188

Total liabilities and stockholder’s equity	$6,040,288	$6,640,262	$5,811,089

Morris Transportation Inc.
Statements of Operations for the years ended
March 31, 2008 and 2007
And the five month period ended August 31, 2008
	Years Ended March 31,		Five Months Ended
	2008	2007	August 31, 2008
Operating revenues, including fuel surcharges and rental	$12,363,823	$11,918,175	$5,628,352

Operating expenses:
Rents and purchased transportation	3,626,272	3,801,066	1,003,769
Salaries, wages and employee benefit	3,122,724	2,781,105	1,429,191
Fuel and fuel taxes	3,576,765	3,581,861	2,446,291
Depreciation and amortization	899,267	818,235	366,071
Insurance and claims	392,418	292,474	55,385
Operating taxes and licenses	115,153	68,563	39,310
General and administrative expenses	222,095	159,392	261,007

Total operating expenses	11,954,694	11,502,696	5,601,024

Operating income	409,129	415,479	27,328

Other income/(expense):
Interest expense	(378,135)	(261,154)	(159,983)
Loss on disposition of equipment	(71,387)	(119,125)

Total other income/(expense)	(449,522)	(380,279)	(159,983)

Loss before income taxes	(40,393)	35,200	(132,655)

Provision for income taxes	—	—

Net loss	$(40,393)	$35,200	$(132,655)

Pro forma adjustments (Note 1):
Officer/shareholder distributions	140,666	234,707	57,649
Income taxes	(46,000)	(89,000)	(20,177)

Pro forma net loss	$54,273	$180,907	$(95,183)

Morris Transportation Inc.
Statement of Changes in Stockholder’s Equity
for the period from April 1, 2006 through August 31, 2008

	Common Stock		Retained
	Shares	Par Value	Earnings	Total

Balance at April 1, 2006	200	$200	$1,040,813	$1,041,013

Owner distributions	—	—	(234,707)	(234,707)
Net income	—	—	35,200	35,200

Balance at March 31, 2007	200	200	841,306	841,506

Owner distributions	—	—	(365,666)	(365,666)
Net income	—	—	(40,393)	(40,393)

Balance at March 31, 2008	200	$200	$435,247	$435,247

Owner distributions			(57,649)	(57,649)
Net income			(132,655)	(132,655)

Balance at August 31, 2008	200	200	244,943	244,943

Morris Transportation Inc.
Statements of Cash Flows for the years ended
March 31, 2008 and 2007
and for the five month period ended August 31, 2008
	Years Ended March 31,		Five Months Ended
	2008	2007	August 31, 2008
Cash flows from operating activities:
Net loss	$(40,393)	$35,200	$(132,655)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	899,267	818,235	366,071
Loss on asset dispositions	71,387	119,125	0
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	351,592	(38,386)	(185,583)
(Increase)/decrease in other current assets	(679)	(10,799)	37,661
Increase/(decrease) in accounts payable	(35,861)	59,110	173,081
Increase/(decrease) in other current liabilities	(68,064)	17,383	109,528
Net cash provided by (used in)
operating activities	1,177,249	999,868	368,103

Cash flows from investing activities:
Acquisitions of property and equipment	(712,949)	(1,734,452)	(9,144)
Net cash provided by (used in)
investing activities	(712,949)	(1,734,452)	(9,144)

Cash flows from financing activities:
Proceeds from notes payable	225,000	948,233	1,367
Repayment of notes payable	(314,990)	—	(322,861)
Distributions paid to common shareholders	(365,666)	(234,707)	(57,649)
Net cash provided by (used in)
financing activities	(455,656)	713,526	(379,143)

Net change in cash	8,644	(21,058)	(20,184)

Cash, beginning of year	69,792	90,850	78,436

Cash, end of year	$78,436	$69,792	$58,252

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$378,135	$261,154	$159,983

Morris Transportation Inc.
Notes to Financial Statements
March 31, 2008 and 2007and August 31, 2008

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

Morris Transportation, Inc. (an Arkansas corporation) and subsidiaries (the “Company”) is a closely held S corporation operating as a short to medium-haul truckload carrier of dry van materials headquartered in Hamburg, Arkansas.. The Company also has service centers located throughout the United States. The Company is subject to regulation by the Department of Transportation, OSHEA and various state regulatory authorities.

Note 2.Uses of Estimates

The financial statements contained in this report have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make estimates and assumptions that directly affect the amounts reported in such statements and accompanying notes. The Company evaluates these estimates on an ongoing basis utilizing historical experience, consulting with experts and using other methods the Company considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from estimates.

The Company believes that certain accounting policies and estimates are of more significance in its financial statement preparation process than others. The Company believes the most critical accounting policies and estimates include the economic useful lives and salvage values of  assets, provisions for uncollectible accounts receivable, and estimates of exposures under the Company's insurance and claims plans. To the extent that actual, final outcomes are different than the Company's estimates, or additional facts and circumstances cause us to revise the Company's estimates, its earnings during that accounting period will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2008 and the period ended August 31, 2008.

Accounts Receivable Allowance

The Company trade accounts receivable includes accounts receivable from brokers and the various clients for whom the Company offer its for-hire transportation services. The Company has experienced minimal losses from the Company's inability to collect bad debts and accordingly, the Company has not made any allowances for uncollectible accounts and revenue adjustments as of March 31, 2008 and the period ended August 31 2008.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2008 and the period ended August 31, 2008.

Morris Transportation Inc.
Notes to Financial Statements
March 31, 2008 and 2007and August 31, 2008

Revenue Recognition

The Company recognizes revenues on the date the shipments are delivered to the customer.  Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as the Company acts as a principal with substantial risks as primary obligor.

Advertising Costs

The Company charges advertising costs to expense as incurred. During the years ended March 31, 2008 and 2007, and period ended August 31, 2008 advertising expense was approximately $5,000 and $5,000, $2000 respectively.

Income Taxes

Income Taxes and Related Pro Forma Adjustments

The Company elects to be taxed as an S corporation. As such, there is no provision for income taxes in the accompanying financial statements. As an S corporation, the Company makes distributions to the Company's shareholders annually and charge those distributions to retained earnings.

The accompanying statements of income include pro forma adjustments to reflect as salaries distributions to shareholders and to reflect an estimated provision for income taxes. The effective income tax rate used on the pro forma adjustments is that estimated had the Company been a C corporation.

Stock-based Compensation

The Company has not issued any further stock since inception, but would apply the fair value recognition provisions of Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards, Share-Based Payment, or SFAS No. 123(R), using the modified prospective application method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include cash and trade receivables. For the years ended March 31, 2008 and 2007, and the period ended August 31, 2008 the Company's top four customers, based on revenue, accounted for approximately 40% and 36% and 38%, of total revenue, respectively. The Company's top four customers, based on revenue, accounted for approximately 30% and 26% and 29% of the Company's total trade accounts receivable at March 31, 2008 and 2007, and the period ended August 31, 2008 respectively.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of March 31, 2008, and the period ended August 31, 2008 the Company’s bank deposits did not exceeded insured limits.

Morris Transportation Inc.
Notes to Financial Statements
March 31, 2008 and 2007and August 31, 2008

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At March 31, 2008, and the period ended August 31, 2008 the Company has $5,097,699 and $ 5,004,227 respectively outstanding under promissory notes with various lenders. The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

Claims Accruals

Losses resulting from personal liability, physical damage, workers’ compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for the Company's share of ultimate settlements using all available information. The Company accrues for claims reported, as well as for claims incurred but not reported, based upon past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. At March 31, 2008, and the period ended August 31, 2008 management estimated $-0- in claims accrual.

Earnings per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. The Company has no warrants or stock option plan that would be dilutive. At March 31, 2008, and the period ended August 31, 2008 there was no effect between the basic and diluted loss per share.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s financial condition, results of operations, and disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This standard revises the presentation of and requires additional disclosures to an entity’s derivative instruments, including how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting of SFAS No. 161 on its consolidated financial statements.

Morris Transportation Inc.
Notes to Financial Statements
March 31, 2008 and 2007and August 31, 2008

In December 2007, the FASB issued SFAS No. 160, No controlling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for no controlling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Upon the adoption of SFAS No. 160 on April 1, 2009, any no controlling interests will be classified as equity, and income attributed to the no controlling interest will be included in the Company’s income. The provisions of this standard are applied retrospectively upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any no controlling interest in the acquire. The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after January 1, 2009.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, to require additional disclosures about transfers of financial assets. The FSP also amended FASB Interpretation No. 46(R), to provide additional disclosures about entities’ involvement with variable interest entities. The FSP’s scope is limited to disclosure only and is not expected to have an impact on the Company’s consolidated financial position or results of operations.

Note 3. Property and Equipment

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on the straight-line method over the following estimated useful lives:

Years
Land improvements	7- 10
Buildings / improvements	20 – 30
Furniture and fixtures	3 – 5
Shop and service equipment	2 – 5
Revenue equipment	3-5
Leasehold improvements	1 – 5

The Company expenses repairs and maintenance as incurred. The Company periodically reviews the reasonableness of its estimates regarding useful lives and salvage values for revenue equipment and other long-lived assets based upon, among other things, the Company’s experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Salvage values are typically 3% to 6% for tractors and trailing equipment and consider any agreements with tractor suppliers for residual or trade-in values for certain new equipment. The Company capitalizes tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service. Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition.

Morris Transportation Inc.
Notes to Financial Statements
March 31, 2008 and 2007, and August 31, 2008

Property and equipment consist of the following at March 31, 2008 and 2007, and August 31, 2008:

	March 31,
	2008	2007
Cost	$7,557,658	$7,012,756
Accumulated Depreciation	(2,552,307)	(1,749,700)

Net Carrying Value	$5,005,351	$5,263,056

Depreciation Expense for the years ended March 31, 2008 and 2007, and the period ended August 31, 2009 was $899,267 and $818,235, and $366,071 respectively.

Note 4. Note Payable - Related Parties

Notes payable owed by the Company to related parties at March 31, 2008 and the period ended August 31, 2008 is as follows:

8.5% note payable to shareholder, due on demand	$225,000	$225,000
	$225,000	$225,000

Note 5. Notes Payable

Line of credit with interest rate of 8.5%, $800,000 limit, secured by company receivables maturing August 2008	$744,200	$853,728

Various notes payable to Chrysler Financial payable in monthly installments ranging from $569 to $5,687 including interest through May 2013 with interest rate ranging from 5.34% to 8.07% secured by equipment	$2,376,667	$2,388,994

Various notes payable to First Continental Bank payable in monthly installments ranging from $1,805 to $5,829 including interest through June 2010 with interest rate ranging from 5.9% to 7.25% secured by equipment	$179,028	$147,502

Various notes payable to GE Financial payable in monthly installments ranging from $2,999 to $7,535 including interest through April 2013 with interest rate ranging from 6.69% to 8.53% secured by equipment	$1,726,436	$1,401,891

6.9% note payable to a GMAC Financial in installments of $667 including interest, through August 2013 secured by a vehicle	$15,112	$12,266

8.59% note payable to a Wells Fargo Bank payable in monthly installments of $4,271 including interest, through October 2011 secured by equipment	$199,846	$199,846

The carrying amount of assets pledged as collateral for the installment notes payable totaled $4,371,885 at December 31, 2008		$5,004,227

Morris Transportation Inc.
Notes to Financial Statements
March 31, 2008 and 2007, and August 31, 2008

Note 6. Shareholder’s Equity

Common Stock

The Company has not issued any of its common stock or granted any options or warrants since inception.

Note 7. Commitments and Contingencies

Operating Leases

The Company has no office space under non-cancellable lease agreements. The Company only has informal month to month leases.

The Company leases vehicles and trailers under various non-cancelable operating leases expiring through November 2009. Vehicle and trailer lease expense for the period ended December 31, 2008 totaled $209,975

Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $300,000 and will be paid throughout 2010.

Claims and Assessments

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, the Company believes the resolution of these claims and pending litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Contingent Consideration

The Company has no contingent liabilities at this time.

Note 8.Subsequent Events

On August 28, 2008, all of the Company’s stock was acquired by Integrated Freight Systems, Inc. (“IFG”), a Florida-based company under the terms of a Stock Exchange Agreement, resulting in a change in control. The accounting date of the acquisition was September 1, 2008 and the transaction was accounted for under the purchase method in accordance with SFAS 141.

FINANCIAL STATEMENTS OF SMITH SYSTEMS TRANSPORTATION, INC.
(Predecessor Company)

Page

Report of Independent Registered Public Accounting Firm	F-95

Consolidated Balance Sheets at August 31, 2008, March 31, 2008 and 2007	F-96

Consolidated Statements of Operations for the five months ended August 31, 2008
and years ended March 31, 2008 and 2007	F-97

Consolidated Statement of Changes in Stockholder's Equity/(Deficit)
for the period from April 1, 2006 through August 31, 2008	F-98

Consolidated Statements of Cash Flows for the five months ended
August 31, 2008 and years ended March 31, 2008 and 2007	F-99

Notes to Consolidated Financial Statements	F-100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Smith Systems Transportation, Inc.
Scottsbluff, Nebraska

We have audited the accompanying consolidated balance sheets of Smith Systems Transportation, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Systems Transportation, Inc. as of March 31, 2008 and 2007, and the results of their operations and cash flows for the years ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
May 9, 2009

Smith Systems Transportation Inc.
Consolidated Balance Sheets at March 31, 2008 and 2007, and August 31, 2008

	March 31,
	2008	2007	August 31, 2008
Assets
Current assets:
Cash	$356	$46,926	96,454
Trade receivables, net of allowance for
doubtful accounts of $-0- and $-0-, respectively	1,775,854	2,713,436	2,009,274
Other receivables	109,189	155,438
Prepaid expenses	405,380	532,976	255,545
Other current assets	40,947	81,665	—

Total current assets	2,331,726	3,530,441	2,361,273

Property and equipment, net of accumulated
depreciation of $3,041,567, $3,173,875, and 3,261,177 respectively (Note 3)	2,157,471	2,867,722	1,917,881
Other assets	—	64	40,000

Total assets	$4,489,197	$6,398,227	4,319,154

Liabilities and Stockholders' Equity/(Deficit)

Current liabilities:
Bank overdraft	$264,529	101,968	468,784
Accounts payable	212,633	226,684	136,051
Current portion of notes payable (Note 4)	1,162,935	3,249,946	3,404,261
Current portion of capital lease obligations (Note 5)	34,612	32,223
Accrued liabilities	304,916	351,405	321,943

Total current liabilities	1,979,625	3,962,226	4,331,039

Long term debt:
Earned escrow	106,051	277,219	—
Note payable, less current portion (Note 4)	3,934,616	2,237,254	1,783,525
Capital lease obligations, less current portion (Note 5)	—	34,611

Total liabilities	6,020,292	6,511,310	6,114,564

Commitments and contingencies (Note 8)	—	—
Minority interest (Note 9)	303,392	265,566	284,778

Stockholders' equity/(deficit) (Note 7):
Common stock, $10.00 par value; 1,000 shares authorized,
100 and 100 shares issued and outstanding, respectively	1,000	1,000	1,000
Additional paid-in capital	30,036	30,036	30,036
Retained earnings	(1,865,523)	(409,685)	(2,111,224)

Total stockholders' equity/(deficit)	(1,834,487)	(378,649)	(2,080,188)

Total liabilities and stockholders' equity/(deficit)	$4,489,197	6,398,227	4,319,154

Smith Systems Transportation Inc.
Consolidated Statements of Operations for the years ended
March 31, 2008 and 2007, and August 31, 2008

	Years Ended March 31,
	2008	2007	August 31, 2008
Operating revenues, including fuel surcharges and rentals	$12,557,762	$15,232,314	$4,203,117

Operating expenses:
Rents and purchased transportation	7,316,521	9,436,439	1,266,949
Salaries, wages and employee benefits	2,509,202	2,547,178	971,195
Fuel and fuel taxes	1,924,647	1,658,548	1,157,531
Depreciation and amortization	543,010	572,799	219,610
Insurance and claims	779,176	849,979	208,357
Operating taxes and licenses	146,602	144,990	35,565
General and administrative expenses	932,779	586,546	360,297

Total operating expenses	14,151,937	15,796,479	4,219,504

Operating income	(1,594,175)	(564,165)	(16,387)

Other income/(expense):
Interest income	594	4,123	—
Interest expense	(279,162)	-359,338	(297,014)
Gain on disposition of equipment	56,121	60,729	—
Other income	415,994	769,447	83,088

Total other income/(expense)	193,547	474,961	(213,926)

Loss before minority interest	(1,400,628)	(89,204)	(230,313)

Minority interest	(55,210)	(128,655)	(15,388)

Net loss	$(1,455,838)	$(217,859)	$(245,701)

F-97

Smith Systems Transportation Inc.
Consolidated Statement of Changes in Stockholder's Equity/(Deficit)
for the period from April 1, 2006 through August 31, 2008

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at April 1, 2006	100	$1,000	$30,036	$(141,826)	$(110,790.00)

Owner distributions	—	—	—	(50,000)	(50,000.00)
Net income	—	—	—	(217,859)	(217,859.00)

Balance at March 31, 2007	100	1,000	30,036	(409,685)	(378,649.00)

Net income	—	—	—	(1,455,838)	(1,455,838.00)

Balance at March 31, 2008	100	$1,000	$30,036	$(1,865,523)	$(1,834,487.00)

Net Income	---	---	---	(245,701)	(245,701.00)

Balance at August 31, 2008	100	1,000	30,036	(2,111,224)	(2,080,188.00)

Smith Systems Transportation Inc.
Consolidated Statements of Cash Flows for the years ended
March 31, 2008 and 2007, and August 31, 2008

	Years Ended March 31,		August 31, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(1,455,838)	$(217,859)	(245,701)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	543,010	572,799	219,610
Gain on asset dispositions	(56,121)	(60,729)	—
Minority interest in earnings of subsidiary	55,210	128,655	15,388
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	937,582	(92,386)	(124,231)
(Increase)/decrease in prepaid expenses	127,596	3,562	135,823
(Increase)/decrease in other current assets	40,718	(364)	947
Increase/(decrease) in bank overdraft	162,561	(95,830)	204,255
Increase/(decrease) in accounts payable	(14,051)	5,560	(76,582)
Increase/(decrease) in other current liabilities	59,562	27,480	2,223,741
Increase/(decrease) in earned escrow	(277,219)	277,113	(106,051)
Net cash provided by (used in) operating activities	123,010	548,001	2,247,199

Cash flows from investing activities:
Acquisitions of property and equipment	(113,945)	—	—
Proceeds from asset dispositions	337,307	72,738	—
Collection of Accounts Receivable, Officer	46,249	18,316	—
Other	64	—	—
Net cash provided by (used in) investing activities	269,675	91,054	—

Cash flows from financing activities:
Proceeds from notes payable	4,392,975	2,604,198
Repayment of notes payable	(4,814,846)	(3,078,401)	(2,151,091)
Distributions paid to common shareholders	—	(50,000)	—
Distributions paid to minority interest	(17,384)	(68,326)	—
Net cash provided by (used in)
financing activities	(439,255)	(592,529)	(2,151,091)

Net change in cash	(46,570)	46,526	96,108

Cash, beginning of year	46,926	400	346

Cash, end of year	$356	$46,926	96,454

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$694,564	$968,129	297,014

Smith Systems Transportation Inc.
Notes to Consolidated Financial Statements
March 31, 2008 and 2007and  August 31, 2008

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

Smith Systems Transportation (a Nebraska corporation) and subsidiaries (the “Company”) is a closely held corporation operating as a short to medium-haul truckload carrier of hazardous waste headquartered in Scottsbluff, Nebraska. The Company also has service centers located throughout the United States.  The Company is subject to regulation by the Department of Transportation, OSHEA and various state regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the financial statements of Smith Systems Transportation, Inc. (“Smith”). Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”). All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

Use of Estimates

The financial statements contained in this report have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these statements requires us to make estimates and assumptions that directly affect the amounts reported in such statements and accompanying notes.  The Company evaluates these estimates on an ongoing basis utilizing historical experience, consulting with experts and using other methods the Company considers reasonable in the particular circumstances.  Nevertheless, the Company's actual results may differ significantly from the Company's estimates.

The Company believes that certain accounting policies and estimates are of more significance in the Company's financial statement preparation process than others.  The Company believes the most critical accounting policies and estimates include the economic useful lives and salvage values of the Company's assets, provisions for uncollectible accounts receivable, and estimates of exposures under the Company's insurance and claims plans.  To the extent that actual, final outcomes are different than the Company's estimates, or additional facts and circumstances cause the Company to revise the estimates, the earnings during that accounting period will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2008, and the period ended August 31, 2008.

Accounts Receivable Allowance

The Company's trade accounts receivable includes accounts receivable from brokers and the various clients for whom the Company offers its for-hire transportation services. The Company has experienced minimal losses from its inability to collect bad debts and accordingly, the Company has not made any allowances for uncollectible accounts and revenue adjustments as of March 31, 2008 and the period ended August 31, 2008.

Smith Systems Transportation Inc.
Notes to Consolidated Financial Statements
March 31, 2008 and 2007 and August 31, 2008

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on the straight-line method over the following estimated useful lives:

Years
Land improvements	7- 10
Buildings / improvements	20 - 30
Furniture and fixtures	3 – 5
Shop and service equipment	2 – 5
Revenue equipment	3-5
Leasehold improvements	1 – 5

The Company expenses repairs and maintenance as incurred. The Company periodically reviews the reasonableness of its estimates regarding useful lives and salvage values for revenue equipment and other long-lived assets based upon, among other things, the Company's experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Salvage values are typically 3% to 6% for tractors and trailing equipment and consider any agreements with tractor suppliers for residual or trade-in values for certain new equipment.  The Company capitalizes tires placed in service on new revenue equipment as a part of the equipment cost.  Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.  Gains and losses on the sale or other disposition of equipment are recognized at the time of the disposition.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2008 and the period ended August 31, 2008.

Revenue Recognition

The Company recognizes revenues on the date the shipments are delivered to the customer.  Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as the Company acts as a principal with substantial risks as primary obligor.

Advertising Costs

The Company charges advertising costs to expense as incurred. During the years ended March 31, 2008 and 2007, and the period ended August 31, 2008 advertising expense was approximately $5,000 and $5,000, and $2,000respectively.

Smith Systems Transportation Inc.
Notes to Consolidated Financial Statements
March 31, 2008 and 2007and August 31, 2008

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

Stock-based Compensation

The Company has not issued any further stock since inception, but would apply the fair value recognition provisions of Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards, Share-Based Payment, or SFAS No. 123(R), using the modified prospective application method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, include cash and trade receivables.  For the years ended March 31, 2008 and 2007, and the period ended August 31, 2008 the Company's top four customers, based on revenue, accounted for approximately 40% and 26% and 32%, of total revenue, respectively.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of March 31, 2008, and the period ended August 31, 2008 the Company's bank deposits did not exceeded insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At March 31, 2008, and the period ended August 31, 2008 the Company had $5,097,551 and $5,370,166 outstanding under promissory notes with various lenders. The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

Smith Systems Transportation Inc.
Notes to Consolidated Financial Statements
March 31, 2008 and 2007 and August 31, 2008

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for its share of ultimate settlements using all available information. The Company accrues for claims reported, as well as for claims incurred but not reported, based upon its past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on the Company's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. At March 31, 2008, and the period ended August 31, 2008 management estimated $-0- in claims accrual.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States.  This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s financial condition, results of operations, and disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  This standard revises the presentation of and requires additional disclosures to an entity’s derivative instruments, including how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (“SFAS No. 160”).  This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon the adoption of SFAS No. 160 on April 1, 2009, any noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”).  SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after January 1, 2009.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, to require additional disclosures about transfers of financial assets.  The FSP also amended FASB Interpretation No. 46(R), to provide additional disclosures about entities’ involvement with variable interest entities.  The FSP’s scope is limited to disclosure only and is not expected to have an impact on the Company's consolidated financial position or results of operations.

Smith Systems Transportation Inc.
Notes to Consolidated Financial Statements
March 31, 2008 and 2007and August 31, 2008

Note 2. Related Party Transactions

From time to time, the company’s 60% owned subsidiary Smith Systems Financial Group advances operating capital to the parent to accommodate operating cash deficiencies. As of March 31, 2008, and the period ended August 31, 2008 SST Financial had advanced $1,034,857 and $1,274,518. These advances are repaid when availability of funds from the parent company are received. There are no terms on these advances and are eliminated in the presentation of consolidated statements.

Note 3. Property and Equipment

Property and equipment consist of the following at March 31, 2008 and the period ended August 31, 2008:

	SST		SST Financial		Consolidated
	March 31	August 31	March31	August 31	March 31	August 31
Property Plant and Equipment	5,189,058	5,189,058	9,980	9,980	5,199,038	5,199,038
Less: accumulated depreciation)	(3,033,084)	(3,252,694)	(8,483)	8,483	(3,041,567)	(3,261,177)
Total	2,155,974	1,936,364	1,497	1,497	2,157,471	1,937,861

Depreciation expense totaled $543,010 and $ 572,799, and $219,610 respectively, for the years ended March 31, 2008 and 2007 and the period ended August 31, 2008.

Note 4. Notes Payable

Notes payable owed by Smith consisted of the following as of March 31, 2008 and the period ended August 31, 2008 respectively:

Notes payable to bank, due Dec 2012, payable in monthly installments of $65,000.00 @ 9% collateralized by substantially all of the Company's assets	... $2,692,667	... $2,939,447

Various notes payable to the bank for revolving credit, due May 2009, with monthly interest payments with interest at 9% collateralized by substantially all of the Company's assets	$1,874,490	$2,357,890

Note payable to Platte Valley National Bank, due Dec 2010, payable in monthly installments of $1422.57, with interest at 9.5% collateralized by one unit #525	$ 41,393	$–

Various notes payable to Daimler Chrysler, due 2010, payable in monthly installments of $10,745.41, ranging from 8-9%, collateralized by 6 units	$222,010	$127,587

One parts note payable to Floyds, due 2010, payable in monthly installments of $2663.81, with interest at 8.5% unsecured	$136,340	$9,564

One note payable to General Motors Acceptance Corp, due November 2009, payable in monthly installments of $778.12, with interest at 8%, secured by a vehicle	$14,081	$4,744

One note payable to Nissan Motor Corp., due June 2011, payable in monthly installments of $505.35, with interest at 36.9%, secured by a vehicle.	$ 20,380	$15,278

One Note payable to Colorado Holdings Company, payable in 2 monthly payments of $1250.00 each, this Note has not interest rate and is unsecured	$65,190	$32,690

One note payable to Arvada Land & Development, due September 2008, payable in monthly installments of $2500.00	$31,000	$–

Totals	$5,097,551	$5,487,200

Smith Systems Transportation Inc.
Notes to Consolidated Financial Statements
March 31, 2008 and 2007and August 31 2008

The carrying amount of assets pledged as collateral for the installment notes payable totaled $4,463,485 and $5,444,946  at March 31, 2008 and August 31, 2008 respectively.

Note 5. Capital Lease Obligations
The Company leases operating equipment under a capital lease which expires in March, 2009. Information concerning the capital lease is as shown in the tables below.

	March 31
	2008	2007	August 31, 2008

Cost	$223,617	$223,617	$223,617
Accumulated Depreciation	(89,446)	(67,085)	(98,763)

Net Book Value	$134,171	$156,532	$124,854

The above are included in Property, Plant, and Equipment on the Balance Sheet at March 31, 2008 and 2007 and the period ended August 31, 2008 respectively.

Minimum future lease payments under this lease are as follows:

	March 31
	2008	2007

2008	$–	$35,964
2009	35,964	35,964

	35,964	71,928
Less Amount Representing Interest	(1,352)	(5,094)

Capital Lease Obligation	$34,612	$66,834

The above debt amounts are included in the Balance Sheet in the respective short-term and long-term capital lease obligations at March 31, 2008 and 2009, respectively.

Note 6 - Income Taxes

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Smith Systems Transportation Inc.
Notes to Consolidated Financial Statements
March 31, 2008 and 2007and August 31,  2008

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended March 31, 2008 and March 31, 2007, and the period ended August 31, 2008 is as follows:

	March 31,
	2008	2007	August 31,2008

Federal	34%	34%	34%
State	0%	0%	0%
Net operating loss carryforward	-	-
Increase in valuation allowance	(34%)	(34%)	(34%)
	-	-

At March 31, 2008,  and August 31, 2008 the Company had a net operating loss carry forward of approximately $2,495,205.00 and $2,740,906 respectively that may be offset against future taxable income subject to limitations imposed by the Internal Revenue Service. This carryforward is subject to review by the Internal Revenue Service and, if allowed, may be offset against taxable income through 2028. A portion of the net operating loss carryovers begin expiring in 2019.

Deferred tax assets are as follows:

	2008	2007	August 31, 2008
Deferred tax asset due to net operating loss	$ 448,082	331,936	$531,620
Valuation allowance	(448,082)	(331,936)	(531,620)
Net Asset less liability	-0 -	-0 -	-0-

The deferred tax asset relates principally to the net operating loss carryforward. A valuation allowance was established at March 31, 2008 and March 31, 2007 to eliminate the deferred tax benefit that existed at that time since it is uncertain if the tax benefit will be realized. The deferred tax asset (and the related valuation allowance) increased by $373,000 and $270,000 for the years ended March 31, 2008 and March 31, 2007, respectively.

Effective October 1, 2007 the Company must adopt the provisions of Financial Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” Management does not believe the adoption will have a material impact on future results of operations.

Note 7. Shareholder’s Equity
Common Stock

The Company has not issued any of its common stock or granted any options or warrants since inception.

Smith Systems Transportation Inc.
Notes toConsolidated Financial Statements
March 31, 2008 and 2007 and August 31, 2008

Note 8. Commitments and Contingencies

Operating Leases

The Company has no office space under non-cancellable lease agreements. The Company only has informal month to month leases.

The Company leases vehicles and trailers under various non-cancelable operating leases expiring through November 2009. Vehicle and trailer lease expense for the period ended March 31, 2008, and the period ended August 31, 2008 respectively totaled $209,975 and $141,186.

Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $300,000 and will be paid throughout 2010.

Claims and Assessments

The Company is involved in certain claims and pending litigation arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, the Company believes the resolution of these claims and pending litigation will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 9. Business Combinations

Smith Financial Group, LLC is a factoring company which is 60% owned by Smith Systems Transportation Corp. Smith Financial Group LLC is reported on a consolidated basis, the minority interest of 40% is reported in the mezzanine section of the balance sheet.

Contingent Consideration

The Company has no contingent liabilities at this time.

Note 10. Subsequent Events

On August 28, 2008, all of the Company’s stock was acquired by Integrated Freight Systems, Inc. (“IFG”), a Florida-based company under the terms of a Stock Exchange Agreement, resulting in a change in control.  The accounting date of the acquisition was September 1, 2008 and the transaction was accounted for under the purchase method in accordance with SFAS 141.

PRO FORMA FINANCIAL INFORMATION

Page

Pro Forma Balance Sheet at September 30, 2009 and March 31, 2009	F-110

Pro Forma Statement of Operations for the year ended September 30, 2009 and March 31, 2009	F-112

Notes to Pro Forma Financial Information	F-114

INTEGRATED FREIGHT CORPORATION.
Pro Forma Financial Information.

SELECTED UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma condensed balance sheets give effect to Integrated Freight Corporation’s (“IFS”) acquisitions of PlanGraphics, Inc., as of March 31, 2009 and September 30, 2009. The acquisition of eighty percent of PlanGraphics, Inc.'s common stock was completed as of May 1, 2009.  Integrated Freight Corporation has a fiscal year end of March 31, 2009 and PlanGraphics has a fiscal year end of September 30, 2009.  In computing the September 30, 2009 results for PlanGraphics, the net loss of $228,682 from the March 31, 2009 10-Q was subtracted from the $498,952 operating loss from discontinued operations on the September 30, 2009 10-K.  The net loss from discontinued operations for the pro forma period is $270,270.  This amount is included with additional items in the other income/expense total.

The pro forma condensed statements of operations are presented as if the transaction was consummated at the beginning of the period presented.

The pro forma condensed statements of operations should be read in conjunction with the accompanying notes and the separate audited and unaudited financial statements and notes thereto of each of the companies included in the pro forma as of the balance sheet date and their respective year- and period-end dates.

These pro forma statements are presented for illustrative purposes only.  The pro forma adjustments are based upon preliminary information available at the time of this document and on assumptions that management believes are reasonable.  The final adjustments may vary materially from the pro forma adjustments presented herein.  The unaudited pro forma condensed financial statements do not purport to represent what the result of operations or financial position of the Company would actually have been if the acquisition had in fact occurred on the beginning of the period presented, nor do they purport to project results of operations or financial position of the Company for any future period or as of any date.  The unaudited pro forma condensed financial statements should be read in conjunction with the Company’s historical financial statements included in its Annual Report on Form 10-K.

Integrated Freight Corporation
Pro Forma Balance Sheet
September 30, 2009

	IFC			Pro Forma	Consolidated
ASSETS	(Parent)	PlanGraphics	Note	Adjustments	Total
Current Assets
Cash	$ 29,610	$ -		$ -	$ 29,610
Trade receivables, net	2,689,454	-		-	2,689,454
Prepaid, etc	220,916	269,977		(269,977)	220,916
Total Current Assets	2,939,980	269,977		(269,977)	2,939,980

Property and equipment, net	6,396,001	-		-	6,396,001
Intangible assets & other assets	1,948,311	107,533		(107,533)	1,948,311

TOTAL ASSETS	$ 11,284,292	$ 377,510		$ (377,510)	$ 11,284,292

LIABILITIES
Current Liabilities
Accounts payable, accrued and
other liabilities	$ 1,538,310	$ 3,477,443	1	$ (3,477,443)	$ 1,538,310
Line of credit & current debts	5,583,045	-		-	5,583,045
Total Current Liabilities	7,121,355	3,477,443		(3,477,443)	7,121,355

Long term Liabilities, net of current	4,706,613	-		-	4,706,613
Total Liabilities	11,827,968	3,477,443		(3,477,443)	11,827,968

Minority Interest in Subsidiary	287,173	-		-	287,173

Stockholder deficit
Common stock & paid in capital	2,309,757	21,368,578		(21,368,578)	2,309,757
Retained deficit	(3,140,606)	(24,468,511)		24,468,511	(3,140,606)
Total stockholder deficit	(830,849)	(3,099,933)		3,099,933	(830,849)
Total liabilities & stockholder deficit	11,284,292	377,510		(377,510)	11,284,292

See notes to pro forma financial information

Integrated Freight Corporation
Pro Forma Balance Sheet
March 31, 2009

	IFC					Pro Forma	Consolidated
ASSETS	(Parent)	Morris	Smith	PlanGraphics	Note	Adjustments	Total

Cash	$ 158,442	$ 58,252	$ 96,454	$ 40,173		$ (40,173)	$ 313,148
Trade receivables, net	2,061,297	1,104,423	2,009,274	534,921		(534,921)	5,174,994
Prepaid	322,695	-	255,545	10,782		(10,782)	578,240
	2,542,434	1,162,675	2,361,273	585,876		(585,876)	6,066,382

	7,193,426	4,648,414	1,917,881	17,855		(17,855)	13,759,721
	1,360,061	-	40,000	140,628		(140,628)	1,400,061

TOTAL ASSETS	$ 11,095,921	$ 5,811,089	$ 4,319,154	$ 744,359		$ (744,359)	$ 21,226,164

LIABILITIES

Accounts payable, accrued and
other liabilities	$ 1,475,293	$ 311,633	$ 926,778	$ 4,091,290	1	$ (4,091,290)	$ 2,713,704
Line of credit & current debts	5,647,784	2,361,624	3,404,261	75,083		(75,083)	11,413,669
	7,123,077	2,673,257	4,331,039	4,166,373		(4,166,373)	14,127,373

	4,184,293	2,876,644	1,783,525	-		-	8,844,462
	11,307,370	5,549,901	6,114,564	4,166,373		(4,166,373)	22,971,835

Common stock & paid in capital	1,059,074	200	31,036	20,706,005		(20,706,005)	1,090,310
Retained deficit	(1,573,916)	260,988	(2,111,224)	(24,128,019)		24,128,019	(3,424,152)
	303,393	-	284,778	-		-	588,171
	(211,449)	261,188	(1,795,410)	(3,422,014)	-	3,422,014	(1,745,671)
	11,095,921	5,811,089	4,319,154	744,359	-	(744,359)	21,226,164

See notes to pro forma financial information

Integrated Freight Corporation
Pro Forma Statements of Operations
For the Six Months Ended September 30, 2009

	IFC			Pro Forma	Consolidated
	(Parent)	PlanGraphics	Note	Adjustments	Total

Revenue	$ 8,832,631	$ -		$ -	$ 8,832,631

Operating expenses
Operating expenses	3,006,417	-		-	3,006,417
Wages, salaries & benefits	2,949,320	64,876		(64,876)	2,949,320
Fuel and fuel taxes	1,911,444	-		-	1,911,444
General, administrative and other	2,073,615	121,151	1	(121,151)	2,073,615

Total operating expenses	9,940,796	186,027		(186,027)	9,940,796

Other (income) expenses	512,051	97,251		(97,251)	512,051

Net loss before minority interest	$ (1,620,216)	$ (283,278)		$ 283,278	$ (1,620,216)

Minority interest share of subsidiary net income	16,220	-		-	16,220

Net Income	$ (1,603,996)	$ (283,278)		$ 283,278	$ (1,603,996)

See notes to pro forma financial information

Integrated Freight Corporation
Pro Forma Statements of Operations
For the Year Ended March 31, 2009

	IFC					Pro Forma	Consolidated
	(Parent)	Morris	Smith	PlanGraphics	Note	Adjustments	Total

Revenue	$ 10,460,113	$ 5,628,352	$ 4,203,117	$ 2,753,625		$ (2,753,625)	$ 20,291,582

Operating expenses
Operating expenses	2,060,175	1,003,769	1,266,949	1,400,240		(1,400,240)	4,330,893
Wages, salaries & benefits	3,294,275	1,429,191	971,195	1,031,111		(1,031,111)	5,694,661
Fuel and fuel taxes	3,430,465	2,446,291	1,157,531	-		-	7,034,287
General, administrative and other	2,721,707	721,773	823,829	779,941	1	(751,941)	4,295,309

Total operating expenses	11,506,622	5,601,024	4,219,504	3,211,292		(3,183,292)	21,355,150

Other (income) expenses	406,441	159,983	213,926	(26,200)		26,200	780,350

Net loss before minority interest	$ (1,452,950)	$ (132,655)	$ (230,313)	$ (431,467)		$ 403,467	$ (1,843,918)

Minority interest share of subsidiary net income	(18,615)	-	(15,388)	-		-	(34,003)

Net Income	$ (1,471,565)	$ (132,655)	$ (245,701)	$ (431,467)		$ 403,467	$ (1,877,921)

See notes to pro forma financial information

INTEGRATED FREIGHT CORPORATION
Pro Forma Financial Information.

Business Combinations

Integrated Freight Corporation, Inc. purchases PlanGraphics, Inc. stock

On May 1, 2009 the Integrated Freight Corporation (IFC) purchased 500 shares of PlanGraphics, Inc. (PlanGraphics) 12% redeemable preferred stock, no par value, in exchange for 1,307,822 shares of the IFC’s common stock and a $167,000 promissory note due in one year from the date of closing. As part of this transaction IFC also issued to PlanGraphics 177,170 shares of common stock and two year warrants to purchase another 177,170 shares of common stock with an exercise price of $0.50 per share. On June 2, 2009, these preferred shares were converted into 401,599,467 shares of common stock, which gave the Company voting control over approximately 80% of PlanGraphics’ outstanding shares.

Also on May 1, 2009, PlanGraphics transferred all operating assets and liabilities (except for $28,000 of audit fees) to a subsidiary created in the state of Maryland also called PlanGraphics, Inc. (PGI Maryland). PlanGraphics sold to their previous management 100% of the shares of PGI Maryland in exchange for a release from all obligations under their employment agreements. Management also received from IFC 134,579 shares of IFC common stock and warrants to purchase another 134,579 shares of IFC common stock at $0.50 per share, with a term of two years.

Assumptions in the Pro Forma

The public company, PlanGraphics, completes a reverse stock split of 244.8598 shares converted to one share as described in Proposal No. 1 of this prospectus, leaving a total of 2,044,918 under the new consolidated entity.

We have assumed that IFC and PlanGraphics have merged as specified by Proposal No. 3 of this prospectus.

Note 1
Since all of PlanGraphics’ operations were transferred to PGI Maryland, which was subsequently sold to the previous management team, all assets, liabilities, equity, revenue and expenses of PlanGraphics have been adjusted out via pro forma adjustment. However, $28,000 of audit fee expense and liability were added back since they were retained as specified by contract.

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

3.4	Amendment to Articles of Incorporation filed August 18, 2006 (filed on Form 8–K, dated August 16, 2006, and incorporated herein by reference).
3.5	Articles of Merger filed December 23, 2009.
4.1	Specimen Stock Certificate of PlanGraphics, Inc. (filed with our Annual Report on Form 10–KSB on December 30, 2002 and incorporated herein by reference).
5.1	Consolidated, Amended and Restated Promissory Note dated April 19, 2010 payable to Mr. Morris.
5.2	Sample of the Third Amended Promissory Note dated April 19, 2010 payable to MR. & Mr. Smith.
14.1	Code of Ethics for Senior Financial Officers implemented by Board Decision on October 7, 2002 (filed with our Annual Report on Form 10–KSB on December 30, 2002, and incorporated herein by reference).
21	List of Subsidiaries.
31.1	Sarbanes–Oxley Certification for the principal executive officer, dated January 13, 2010.
31.2	Sarbanes–Oxley Certification for the principal financial officer, dated January 13, 2010.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 which is dated January 13, 2010.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 which is dated January 13, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlanGraphics, Inc.

By: /s/ Paul A. Henley
Principal Executive Officer and
Principal Accounting and Financial Officer

Date: April 30, 2010

Signature and Name:	Capacity in which signed:	Date:

/s/ John E. Bagalay	Director	April 30, 2010
John E. Bagalay

/s/ Paul A. Henley	Director, Principal Executive Officer	April 30, 2010
Paul A. Henley	Principal Accounting and Financial Officer

/s/ Henry P. Hoffman	Director	April 30, 2010
Henry P. Hoffman

/s/ T. Mark Morris	Director	April 30, 2010
T. Mark Morris

/s/ Monte W. Smith	Director	April 30, 2010
Monte W. Smith