Form 10-K/A
period 2009-09-30
PLANGRAPHICS INC
filed 2010-06-21
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
AMENDMENT NO. 2

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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐	No ☒
The aggregate market value* of the voting and non-voting common equity held by non-affiliates:		$235,001
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

The USDOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the USDOT, including those relating to drug and alcohol testing and hours-of-service.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency and the Department of Homeland Security also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

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

(a)  Financial Statements

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

In May 2009, the Company issued 1,307,822 shares of common stock to purchase preferred shares of PlanGraphics.  The Company also issued 297,142 shares as a finder’s fee. The stock’s fair market value of $29,712 was recognized as professional fees.

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

The Company renegotiated its liabilities that were part of the transactions in which the Company acquired its two subsidiaries in August and September 2008.  These notes were renegotiated in the first half of 2010.  The Company is no longer in default on these liabilities. The terms to the agreement as follows:

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

FINANCIAL STATEMENTS OF MORRIS TRANSPORTATION, INC.
(Predecessor Company)

Page

Report of Independent Registered Public Accounting Firm at and for the years ended March 31, 2008 and 2007	F-83

Report of Independent Registered Public Accounting firm at and for the period ended August 31, 2008	F-84

Balance Sheets at August 31, 2008, March 31, 2008 and 2007	F-85

Statements of Operations for the five months ended August 31, 2008
and years ended March 31, 2008 and 2007	F-86

Statement of Changes in Stockholder’s Equity
for the period from April 1, 2006 through August 31, 2008	F-87

Statements of Cash Flows for the five months ended
August 31, 2008 and years ended March 31, 2008 and 2007	F-88

Notes to Consolidated Financial Statements	F-89

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

Cordovano and Honeck LLP
Englewood, Colorado
May 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder Morris
Transportation, Inc.
Hamburg, Arkansas

We have audited the accompanying balance sheet of Morris Transportation, Inc. as of August 31, 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 1, 2008 through August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morris Transportation, Inc. as of August 31, 2008, and the results of its operations and its cash flows for the period from April 1, 2008 through August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
September 9, 2009

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

FINANCIAL STATEMENTS OF SMITH SYSTEMS TRANSPORTATION, INC.
(Predecessor Company)

Page

Report of Independent Registered Public Accounting Firm at and for the years ended March 31, 2008 and 2007	F-96

Report of Independent Registered Public Accounting Firm at and for the period ended August 31, 2008	F-97

Consolidated Balance Sheets at August 31, 2008, March 31, 2008 and 2007	F-98

Consolidated Statements of Operations for the five months ended August 31, 2008
and years ended March 31, 2008 and 2007	F-99

Consolidated Statement of Changes in Stockholder's Equity/(Deficit)
for the period from April 1, 2006 through August 31, 2008	F-100

Consolidated Statements of Cash Flows for the five months ended
August 31, 2008 and years ended March 31, 2008 and 2007	F-101

Notes to Consolidated Financial Statements	F-102

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
Englewood, Colorado
May 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Smith Systems Transportation, Inc.
Scottsbluff, Nebraska

We have audited the accompanying consolidated balance sheet of Smith Systems Transportation, Inc. as of August 31, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period from April 1, 2008 through August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Systems Transportation, Inc. as of August 31, 2008, and the results of their operations and cash flows for the period from April 1, 2008 through August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
September 9, 2009

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

F-99

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

Introductory Statement

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

 (b) Exhibits

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

PlanGraphics, Inc.

By: /s/ Paul A. Henley
Principal Executive Officer and
Principal Accounting and Financial Officer

Date: June 21, 2010

Signature and Name:	Capacity in which signed:	Date:

/s/ John E. Bagalay	Director	June 21, 2010
John E. Bagalay

/s/ Paul A. Henley	Director, Principal Executive Officer	June 21, 2010
Paul A. Henley	Principal Accounting and Financial Officer

/s/ Henry P. Hoffman	Director	June 21, 2010
Henry P. Hoffman

/s/ T. Mark Morris	Director	June 21, 2010
T. Mark Morris

/s/ Monte W. Smith	Director	June 21, 2010
Monte W. Smith

Craig White	Director (beginning May 5, 2010)