Form 10-K
period 2010-03-31
PLANGRAPHICS INC
filed 2010-07-14
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended March 31, 2010

Commission file number: 000–14273

PLANGRAPHICS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Suite 200, 6371 Business Boulevard Sarasota, Florida	34240
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (888) 623-4378

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, no par value	(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒
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
	Yes ☐	No ☒
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

The aggregate market value* of the voting and non-voting common equity held by non-affiliates was:	$192,703

* Computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
 (December 31, 2009).

The number of shares of our common stock outstanding at July 10, 2010 was:	1,990,748,983

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

FORWARD-LOOKING STATEMENTS

          This annual report on Form 10–K and the information incorporated by reference, if any, includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements in these sections.

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

PART I

Item 1. Business.

Our corporate and business history -

“We”, “our” and “us", as used in this annual report, refer to PlanGraphics, Inc., and includes the following wholly owned subsidiaries, during the periods indicated:

PlanGraphics, Inc., a Maryland corporation, (“PGI-MD”) our only subsidiary until December 27, 2009, when we sold it.
Integrated Freight Corporation, a Florida corporation, between December 3, 2009, when we acquired a controlling interest, and December 23, 2009, when we merged Integrated Freight into us.
Morris Transportation, Inc., an Arkansas corporation, beginning December 23, 2009, when we acquired a controlling interest in Integrated Freight.
Smith Systems Transportation, Inc., a Nebraska corporation, beginning December 23, 2009, when we acquired a controlling interest in Integrated Freight.
Triple C, Inc., a Nebraska corporation, beginning as of May 5, 2010, when we purchase all of its common stock..

The address of our principal executive offices is Suite 200, 6371 Business Boulevard, Sarasota, FL 34240, and our telephone number at that address is 888-623-4378.  The address of our web site is www.integrated-freight.com.

We were incorporated as Douglas County Industries, Inc. in Colorado in 1981. we underwent several name changes prior to 1997, or name at that time being DCX, Inc., when we acquired all of the outstanding shares of what is now PGI–MD and, in 1998, changed our name to Integrated Spatial Information Solutions, Inc. from DCX, Inc. In 2002, we changed our name to PlanGraphics, Inc. from Integrated Spatial Information Solutions, Inc.

We plan to change our name to Integrated Freight Corporation from PlanGraphics, Inc. and to change our state of incorporation to Florida from Colorado upon approval of these and another actions at a special stockholders meeting to be held twenty days following the mailing of an information statement to our stockholders which we have filed in preliminary form with the U.S. Securities and Exchange Commission on December 28, 2009 and which we are awaiting the review by the Commission staff.

Integrated Freight was at that time of our acquisition of it and merger into us a holding company with two operating subsidiaries – Morris Transportation and Smith Systems Transportation.  As of May 1, 2009, Integrated Freight acquired 401,599,467 shares, or 80.2 percent, of our issued and outstanding common stock, in redemption of 500 shares of our issued and outstanding preferred stock which we had sold for $500,000 to the Nutmeg/Fortuna Fund LLLP in 2006. Nutmeg/Fortuna Fund is a private investment company, which is now in receivership in Chicago, Illinois. Integrated Freight paid Nutmeg/Fortuna Fund 1,307,822 shares of its common stock and a one-year promissory note in the amount of $167,000 to purchase our preferred stock. At the date of this transaction, the preferred stock had a cash redemption value of $562,573.12, including accrued and unpaid dividends, which we were unable and had no reasonable expectation of being able to pay upon demand. The redemption request submitted by Nutmeg/Fortuna Fund included an offer for redemption of the preferred stock and accrued and unpaid dividends by the issuance of our common stock, the number of shares to be determined by dividing the redemption value by $0.0016, which represented the per share volume weighted average of the highest and lowest closing prices for our common stock published by OTC Bulletin Board for the period of February 15 to April 15, 2009.

Negotiations for the sale and purchase of our preferred stock and the related transactions were conducted over a period of several months. The negotiations involved Nutmeg/Fortuna Fund’s management company, the management of Integrated Freight and our management. Prior to the commencement of the negotiations, there was no then existing or former relationship between and among any of the parties to the negotiations or their respective controlling stockholders. At and prior to the commencement of negotiations, Integrated Freight had been exploring “reverse mergers” with reporting “shell companies”, as defined in the federal securities laws, trading on the OTC Bulletin Board, as a means of acquiring a public stockholder base and an existing public market for its common stock. By itself, Integrated Freight had only seventeen stockholders at that time, an insufficient number it believed to initiate a public market of its own by filing a Form 10 registration statement with the Commission. As a publicly traded company, its management believed it would be able to more easily obtain equity and debt funding than it could as a privately held company, and publicly traded stock would be more readily acceptable to stockholders of companies Integrated Freight would want to acquire at least partially for stock. Furthermore, the two acquisitions it had completed included an obligation for Integrated Freight to become a publicly traded company. Integrated Freight had been offered control of “public shell companies” for prices in the range of $300,000. Integrated Freight decided to utilize us as its vehicle to achieve a public market, because we do not have the stigma of having been a “shell company”. Valuing its stock at $0.10 per share at that time, Integrated Freight concluded that the stock and note it was able to negotiate with Nutmeg/Fortuna Fund was within the price range it would have had to pay for an alternative, reporting, OTC Bulletin Board shell company, with the added benefit of deferring the cash portion of the price with the one-year note.

Integrated Freight originally intended to merge us into itself, thus succeeding to our registration under the Securities Exchange Act of 1934 and our public market. In a related transaction, we were to sell PGI-MD to our then director and chief executive officer, John C. Antenucci. Integrated Freight was not interested in continuing the business of PGI-MD, which had been experiencing poor financial performance as a publicly traded company and was facing either bankruptcy or voluntary termination of its securities registration, or both. Mr. Antenucci believed that PGI-MD represented a viable business as a privately owned company, and as its founder, was interested in purchasing PGI-MD from us. We completed the sale of PGI-MD to Mr. Antenucci on December 27, 2009.  See “Terms of our sale of PGI-MD”, below.

This merger (including a change of our name and state of incorporation) and the related reverse stock split and sale of PGI-MD (as our only substantial asset, at that time) required stockholder approval under Colorado corporation law.  Stockholder approval would have required an effective registration statement on Form S-4 under the Securities Act of 1933. There was uncertainty as to when an effective date for the registration statement and the stockholder vote could be obtained. As a consequence of this uncertainty, Integrated Freight found it could not obtain sufficient debt or equity funding it needed (a) to complete the audits and reviews of financial statements required to amend the pending registration statement on Form S-4, (b) pursue and close additional acquisitions it was negotiating and (c) pay the parent company operating expenses.

In response to the seeming impossibility of obtaining sufficient funding, especially even enough funding to pay accounting fees needed to move forward with the registration statement on Form S-4, Integrated Freight’s management and Mr. Antenucci, as our then sole director, agreed to restructure our combination with Integrated Freight as a parent – subsidiary merger under Colorado and Florida law, thus eliminating the need for stockholder approval of the merger and the sale of PGI-MD (no longer a substantial asset, after the merger) and an effective registration statement on Form S-4. The new structure was formally approved by both Integrated Freight and us concurrently on November 10, 2009. At that date, the same five persons served on Integrated Freight’s board and on our board.

In furtherance of the restructured transaction, we acquired 93.797 percent of the issued and outstanding common stock of Integrated Freight, including all of the stock it was obligated to issue, in exchange for 1,406,284,229 shares of our authorized but unissued common stock. We acquired the Integrated Freight stock from The Integrated Freight Stock Exchange Trust, a Florida business trust (“Trust”) established to hold (a) Integrated Freight’s common stock on behalf of twenty-two out of twenty-four of its stockholders for purposes of facilitating the exchange and (b) all of our stock which Integrated Freight acquired in the exchange for our preferred stock described above. As a result of these transactions, the Trust owned 94.8 percent of our issued and outstanding common stock. On December 23, 2009, we merged Integrated Freight into us.  Subsequently, the Trust transferred 515,317,903 shares of our common stock (his beneficial interest in the Trust’s shares) to Paul A. Henley, our chief executive officer, which he then pledged a security for his personal guaranty of a loan made to us.

In order to achieve the additional outcomes that would have resulted from the original transaction structure, we have filed a preliminary Schedule 14C information statement with the Commission on December 28, 2009 for a special stockholders meeting at which the following actions will be approved by the Trust:

•	a reverse stock split in a ratio of one new share for each 244.8598 shares of our issued and outstanding common stock; and

•	a change of our name to Integrated Freight Corporation; and

•	a change in our state of incorporation to Florida from Colorado.

We plan to hold the special stockholders meeting at which the Trust will approve these three actions twenty days after the mailing of the definitive information statement to stockholders.  Following the approval of these actions by our stockholders, we will issue an additional number of our shares of common stock to:

•
the Trust so that it can transfer to its beneficiaries one of our shares for each share of Integrated Freight deposited into the Trust and which would have been deposited into the Trust by persons to whom Integrated Freight was obligated to issue shares but had not yet delivered certificates; and

•	two other stockholders of Integrated Freight who did not deposit their certificates with the Trust, one of our shares for each share of Integrated Freight which they owned prior to the merger.

The reverse stock split ratio was based on two factors. First, the number of shares held by Integrated Freight’s stockholders after the merger would be equal to the number of shares they held on May 1, 2009. Second, the number of shares held by Integrated Freight’s stockholders after the merger would be equal to ninety percent of our issued and outstanding common stock. The balance of ten percent would be held by public stockholders, the Nutmeg/Fortuna Fund, PGI-MD, Mr. Antenucci and Frederick G. Beisser. See “Terms of our sale of PGI-MD”, below. The 90:10 ratio was in the range of stock ownership percentages that Integrated Freight had been offered in transactions with alternative, reporting, OTC Bulletin Board shell companies, as mentioned above.

The restructured transaction and the additional actions to be taken subject to stockholder approval, as described above, will have the same outcome for stockholders and the constituent companies as the original structure of the transactions.

Integrated Freight was incorporated in Florida on May 13, 2008 by Paul A. Henley, its founder, under the name of “Integrated Freight System, Inc.” Integrated Freight changed its name to Integrated Freight Corporation on July 27, 2009. Mr. Henley is currently one of our directors and our chief executive officer. Mr. Henley founded Integrated Freight for the purpose of acquiring and consolidating operating motor freight companies. Integrated Freight acquired the following companies:

Company Name	Year Established	Acquisition Date

Morris Transportation, Inc.	1998	As of September 1, 2008
Smith Systems Transportation, Inc.	1992	As of September 1, 2008

More recently, we acquired a third motor freight carrier:

Company Name	Year Established	Acquisition Date

Triple C Transport, Inc.	2010	As of May 5, 2010

We are operating these subsidiaries as independent companies under the management of their founders and stockholders from whom we purchased them. We expect this management arrangement to continue until we are able to obtain sufficient debt or equity funding to cover the cost of combining and consolidating the elements of their operations that are duplicative.  We estimate that this consolidating activity will cost approximately $1,000,000.

Overview of Our Truck Transportation Business

We are, beginning December 27, 2009, exclusively a motor freight carrier, providing truck load service throughout the United States. We do not specialize in any specific types of freight or commodities. We carry dry freight, refrigerated freight and hazmat and hazwaste (hazardous materials and waste). We provide long-haul, regional and local service to our customers.  The following description of our business includes information about Triple C Transport which we purchased after the end of our most recent fiscal year.

Our Strategy

Truck transportation in general has suffered during the recent economic recession. According to Transportation Topics (February 15, 2010), over 6,200 trucking companies are believed to have ceased operations between September 2007 and January 2010. We believe the trucking companies that have survived in the current economic recession, whether presently profitable or marginally unprofitable, represent good future value at the prices for which we believe many of them can be acquired. Our management believes that many of them will require debt and equity funding and cost reductions which they may be unlikely to obtain individually. We believe that the demand for truck transportation services will return to pre recession levels, with an initially inadequate supply of trucks to meet demand. The American Trucking Association Tonnage Index reported a 3.5 percent increase in tonnage of freight shipped in the first two months of 2010. (Transportation Topics, March 29, 2010). We believe our strategy we will position us to fill part of the demand for over-the-road freight services.

We intend to continue acquiring well established trucking companies when we can do so at prices which we deem to be advantageous. In the alternative, we may acquire assets. We also plan to expand beyond our truckload service through acquisitions into logistics, brokering, less than a load (LTL) and expedite/just-in-time services, as opportunities are presented to us.

We believe that we can achieve savings in operating costs by centralizing certain common functions of our subsidiaries, such as administration, fuel and tire purchasing, billing and collections, dispatching, maintenance scheduling and other functions. While some of these cost-saving actions can be taken without significant cost, others will require us to obtain additional funding, as noted above.  We believe that with a larger service territory and customer base than any one subsidiary would have working alone, we will be able to achieve greater efficiencies in route and equipment utilization.

Our Markets

Historically our subsidiary companies have operated in well-established geographic traffic lanes or routes. These lanes are defined by our customers’ distribution patterns. Because there is some overlap within the most heavily traveled lanes, especially between points in Texas, Midwest, and Central North, management believes that it will continue to realize increased cost and productivity improvements.

Our market is concentrated in the heartland of America, ranging from the Ohio Valley and North Central moving through the Mid & Southwest. We have light coverage in the Northeast & Pacific Northwest.  Our dry van and hazardous waste subsidiaries operate are in regional areas, thus have length of hauls typical of a day to two days of travel. Our refrigerated operations cover a larger geographic area with longer lengths of haul as compared to our dry van and hazardous waste operations. Our brokerage services enable us to expand our customer service offerings by providing the non-asset-based capability of arranging with other carriers to haul our customers' freight when the shipments do not fit our asset-based model.

*A drop yard is a temporary or semi permanent location we rent where we store trailers when not in use between pick-ups and deliveries. Typically, we rent drop yards in terminal facilities of other motor freight carriers, which provide security.

Our Customers and Marketing

We serve approximately 250 customers on a regular basis. The following table presents information regarding our relationship with our customers derived from analysis of our operating data. Although we do not have contracts with any of these customers, we have long-standing relationships with most of them.

The following table presents information regarding the percentage-of-revenue concentration of the business with our customers.

Four customers	Up to 21%

All other customers	79% or more

The following table presents information regarding the average length of our trips.

Longest haul (overnight)	1,950 miles
Shortest haul	175 miles
Average haul	850 miles

Ninety-eight percent of the freight we haul is dry van freight. The following table presents information regarding the approximate percentage makeup of the freight we haul.

Frozen Foods	23%
Forest and paper products	19%
Hazmat and hazwaste	19%
All other freight (freight of all kinds – FAK)	39%

Marketing

Mr. Morris, Mr. Smith, Mr. White and one sales person constitute our sales and marketing force. We have no formal marketing plan at the present time. We attend relevant trade shows and trade association meetings, and seek to maintain good relations with our existing customers. As we grow our carrier base, of which there is no assurance, we plan to establish a central marketing group that will support the sales and customer service efforts of each subsidiary.

Our People

We believe our employees are our most important asset. The following table presents information about our employees.

Drivers - company	146
Drivers – independent contract*	48
Platform and warehouse	7
Fleet technicians	11
Dispatch	11
Sales	1
Office	8
Administrative and Executive	7

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

Our Operations

We currently conduct all of our freight transportation operations, including dispatch and accounting functions, from the headquarters facilities of our operating subsidiaries, using different information management systems and personnel that were employed when acquired our operating subsidiaries. These arrangements produce many overlaps and duplications in facilities, office systems and personnel. We believe that these operating arrangements provide less than optimal results and controls.. We intend to centralize many of these functions, as noted above. Centralization is subject to obtaining adequate internal or external financing, of which there is no assurance.

Our Revenue Equipment

The following table presents information regarding our revenue producing equipment.

Power units (tractors) – sleeper	173
Power units (tractors) – day cab	2
Trailers
Flatbed	6
Dry van	329
Refrigerated	129
Other specialized	9
Tanker	9

The average age of our power units is approximately 3.1 years. All of our power units are GPS equipped. The majority of our power units are Freightliner and Peterbuilt vehicles. This uniformity allows for reduced inventory of parts required by our maintenance departments. In addition, the training required for our technicians is focused on limited equipment lines. We replace our power units at approximately four years of age. The average age of our trailers is approximately 3.6 years for general freight and twelve years (as needed) for hazmat and hazwaste which may sit idle for extended periods of time. We maintain all of our revenue producing equipment in good order and repair.

We believe we have an optimal tractor to trailer ratio based upon our current and anticipate customer activity.

Diesel Fuel Availability and Cost

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices have fluctuated dramatically and quickly at various times during the last three years. They remain high based on historical standards and can be expected to increase with increased demand for truck transportation in a recovering economy.  We actively manage our fuel costs with volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During fiscal 2010, over eighty-five percent of our fuel purchases were made at contracted locations.

To help further reduce fuel consumption, we began installing auxiliary power units in our tractors during 2007.  These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engines.  We anticipate having these units installed in approximately ninety-six percent of our company-owned fleet by 2010 year end.

Our cost-cutting measures include utilizing technology such as Peoplenet and Carrierweb to monitor travel speed/idling/rpms/high overspeed operations. In addition, governing the top speed of our power units helps reduce our fuel costs. We are installing the newly designed roll resistant, and thus more fuel efficient, tires as replacements are needed.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of March 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Our Competition and Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. Trucks hauled 68.8 percent of all freight, with estimated total revenues from this industry sector are $660.3 billion in 2008, according to American Transportation Research Institute. Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The transportation industry is highly competitive on the basis of both price and service. The trucking industry is comprised principally of two types of motor carriers: truckload and less-than-a-load, generally identified as LTL. Truckload carriers generally provide an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route those shipments through service centers, where freight may be transferred to other trucks with similar delivery destinations. All of our service is truckload service.

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
*Transportation Topics 2009 Top 100 Survey

          Competition in the motor freight industry is based primarily on service (including on-time pickup and delivery), price, equipment availability and business relationships. We believe that we are able to compete effectively in our markets by providing high-quality and timely service at competitive prices. We believe our relationships with our customers are good. We compete with smaller and several larger transportation service providers. Our larger competitors, who include JB Hunt Transport Services, Inc., C.R. England, Inc. and Knight Transportation, Inc., may have more equipment, a broader coverage network and a wider range of services than we have. They may also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy. This could potentially limit our ability to maintain or increase prices, and could also limit our growth in shipments and tonnage.

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

Terms of Our Acquisitions

We acquired Morris Transportation and Smith Systems Transportation in the merger with Integrated Freight.  We acquired Triple C Transport after our merger with Integrated Freight and after our most recent fiscal year end.  Prior to negotiations for these acquisitions, there were no prior or existing relationships between our management and the owners/management of the acquired companies.  The final terms of each acquisition, as in effect at the date of this annual report, are as follows:

Morris Transportation – We acquired Morris Transportation as of September 1, 2008.  We issued 3,000,000 shares of our common stock and paid an aggregate of $1 million to Mr. Morris for the purchase of Morris Transportation.  The cash portion of the price has been paid in two promissory notes, payable in installments with an interest rate of eight percent and a current final maturity of May 1, 2011.  On January 19, 2009, Mr. Morris agreed to consolidate an installment payment with our $250,000 for a single note of $400,000 and we agreed to waive any reduction in the $250,000 portion of the note based on a short fall in Morris Transportation’s net revenues during the twelve months following our acquisition.  All principal and accrued interest is unpaid.   Mr. Morris has terminated his original security interest under one of the notes in the common stock of Morris Transportation.  After an unrelated to the acquisition, Mr. Morris has advanced approximately $390,000 to Morris Transportation for working capital. We have issued 150,000 shares of our common stock either in partial payment of these advances or in satisfaction of other obligations, the application of which is to be determined, of which  under the acquisition agreement.  In the event the 150,000 shares do not have a market value of $150,000 on January 19, 2011, we are obligated to issue an additional number of shares needed to equal a market value of $150,000.  An entity which is owned by Mr. Morris owns the real estate used by Morris Transportation.  We have been paying the mortgage on this real estate to an unrelated lender, as rental for our use of the real estate without a formal lease.  We intend to purchase the real estate or the owning entity at fair market value, to be determined by appraisal, which may require us to refinance the mortgage.  Our agreement for the acquisition of Morris Transportation provides that Mr. Morris will serve as one of our directors, will be employed as the general manager of Morris Transportation for three years and serve with Mr. Henley on its board of directors.

Smith Systems Transportation – We acquired Smith Systems Transportation as of September 1, 2008.  We issued an aggregate of 825,000 shares of our common stock and paid an aggregate of $250,000 to Mr. Smith and his wife for the purchase of Smith Systems Transportation.  The cash portion of the price was paid in two promissory notes with an interest rate of eight percent and a current maturity of May 15, 2011 and all accrued interest is unpaid.  The balance of the notes outstanding at March 31, 2010 was $210,000, plus accrued interest.  Payment of the notes is secured by a pledge of the common stock of Smith Systems Transportation.  We own the real estate used by Smith Systems Transportation.  Our agreement for the acquisition of Smith Systems Transportation provides that Mr. Smith will serve as one of our directors, will be employed as the general manager of Smith Systems Transportation for three years and serve with Mr. Henley on its board of directors.

Triple C Transport – We acquired Smith Triple C Transport as of May 5, 2010.  We delivered an obligation to issue an aggregate of 2,00,000 shares of our common stock after the reverse stock split as described in our preliminary Schedule 14C filed with the U.S. Security and Exchange Commission and paid an aggregate of $250,000 to Mr. White and his wife.  One hundred thousand dollars of the cash portion of the purchase price was paid at closing and the balance of $150,000 is due November 5, 2010.  We also lease ninety-one power units and ninety-nine trailers from a company owned by Mr. and Mrs. White for payments equal to the payments that company makes on its financing agreements for that equipment, which is $303,673 a month.  We also lease Triple C Transport’s headquarters from Mr. and Mrs. White for $5,250 a month.  Our agreement for the acquisition of Triple C Transport provides that Mr. White will serve as one of our directors, he will be employed as the general manager of Triple Transportation for three years, serve with Mr. Henley on its board of directors.

Terms of our sale of PGI-MD

The agreement to sell PGI-MD to Mr. Antenucci was made in an arm’s length transaction in connection with Integrated Freight’s purchase of our preferred stock from Nutmeg/Fortuna Fund described above. The agreement included the following provisions, as modified due to delays in completing the merger with Integrated Freight, which were satisfied in the completion of the sale on December 27, 2009:

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

As a result of the merger, we are subject to Integrated Freight’s obligation to issue to Mr. Antenucci 59,327 shares of common stock and 59,327 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for Mr. Antenucci’s release from payment of his deferred compensation and expense reimbursement in the amount of $88,954.

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

Integrated Freight had no interest in maintaining, managing and funding the business of PGI-MD as a subsidiary company. The transactions outlined above resulted in our relief from liabilities in an aggregate amount of $1,309,435, in consideration for common stock which Integrated Freight valued at the time of negotiations at $0.10 per share (the price at which it was selling its common stock at that time in private placements), for an aggregate value of $31,175, before valuing the warrants. Furthermore, the sale of PGI-MD removed approximately $3,281,679 in liabilities from our consolidated balance sheet that were liabilities of PGI-MD and relieve us of all the operational and business difficulties centered in PGI-MD. We did not obtain an independent appraisal of PGI-MD. Nor, did we seek other buyers for PGI-MD or its business and technologies. We believe that our management composed of Mr. Antenucci during our negotiations with Integrated Freight would have been less interested or uninterested in entering into the transactions with Integrated Freight, as compared to declaring bankruptcy or terminating our reporting status under the Securities Exchange Act if the transactions had not involved our sale of PGI-MD to Mr. Antenucci. Notwithstanding the foregoing, at May 1, 2009, our management, the management of Integrated Freight and Mr. Antenucci believed that these related transactions were fair and acceptable to all parties. We believe the negotiations for our sale of PGI-MD were conducted at arms’ length, because fundamentally Mr. Antenucci was not negotiating against us, when he was our sole director and chief executive officer, but was negotiating against Integrated Freight.

Item 1A. Risk Factors.

In addition to the forward-looking statements described previously in this annual report and other comments regarding risks and uncertainties included in the description of our business, the following risk factors should be carefully considered when evaluating our business. Our business, financial condition or financial results could be materially and adversely affected by any of these risks.

Recent improvements in the motor freight industry may hinder or prevent our acquisition of additional trucking companies.

The motor freight industry, as a whole, has experienced an increased demand for truck and an improvement in revenues, as our general economy seems to be emerging from the recent recessionary period.  (Heavy Duty Trucking, May 2010)  Not only can these improvements be expected to improve the financial viability of motor freight carriers who have survived the recession, but also decrease their interest in being acquired.  Our acquisition and growth strategy has been based in part on depressed values for motor freight carriers and a desire to sell based on poorer than historical financial performance.  Without these incentives, we may find it more difficult to locate trucking companies with an interest in being acquire, or if they have such an interest, being acquired for consideration that fits our financial model.

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

We depend upon our information management systems for many aspects of our business. Each company we acquire will have its own information management system with which its employees are acquainted. None of these systems may be adequate to our consolidated operations and may not be compatible with a centralized information management system. We expect to require additional software to initially integrate existing systems or to ultimately replace these diverse systems. Switching to new information management systems is often difficult, resulting in disruption, delays and lost productivity, which could impact our dispatching, collections and other operations. Our business will be materially and adversely affected if our information management systems are disrupted or if we are unable to improve, upgrade, integrate, expand or replace our systems as we continue to execute our growth strategy.  We anticipate the cost of consolidating our management systems and duplicative operations of our acquired subsidiaries will be approximately $1 million.

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

Our management will control approximately fifty-five percent of our common stock after the reverse stock split and the issue of the additional shares required by our plan of merge with Integrated Freight. All corporate actions involving amendment of our articles of incorporation (such as name change and increase in authorized shares), election of directors and other extraordinary actions and transactions such as certain mergers, consolidations and recapitalizations and sales of all or substantially all of our assets, require the approval of only a majority of the issued and outstanding shares of our common stock. Accordingly, our management will be able to approve any such actions and transactions and elect all directors even if all of the outside stockholders oppose such transactions, or in the case of directors, nominate other persons for election. Our minority stockholders will be unable to effect changes in our management or in our business.

We have significant ongoing cash requirements and expect to incur additional cash requirements that could limit our growth and adversely affect our profitability if we are unable to obtain sufficient financing.

We anticipate that we may spend as much as $2,400,000 in new equipment in fiscal year 2011. In addition, we have issued promissory notes to cover part of the costs of our acquisitions and expect to continue issuing promissory notes for part of the cost of future acquisitions. Due to the existing uncertainty in the capital and credit markets, capital and loans may not be available on terms acceptable to us. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our operations and acquisitions, we will be forced to operate our equipment for longer periods of time and to limit our growth, which could have a material adverse effect on our operating results. In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. If any of the financial institutions that have extended credit commitments to us are or continue to be adversely affected by current economic conditions and disruption to the capital and credit markets, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

Recent instability of the credit markets and the resulting effects on the economy could have a material adverse effect on our operating results.

Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy. If the economy and credit markets do not recover quickly, or even weaken further, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

We derive twenty-one percent of our revenue from four customers, the loss of one or more of which could have a material adverse effect on our business.

For the year ended March 31, 2010, our top four customers, based on revenue, accounted for approximately twenty-one percent of our revenue. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results. A default in payments of invoices by one or more of these customers could have a material adverse effect on our financial condition. See “Our Business – Our customers and marketing”.

We operate in a highly competitive and fragmented industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

We compete with many other truckload carriers that provide dry-van and temperature-sensitive service of varying sizes and, to a lesser extent, with less-than-truckload carriers, air freight, railroads and other transportation companies, many of which have more equipment, a wider range of services and greater capital resources than we do or have other competitive advantages. In particular, several of the largest truckload carriers that offer primarily dry-van service also offer temperature-sensitive service, and these carriers could attempt to increase their business in the temperature-sensitive market. Numerous other competitive factors could impair our ability to maintain our revenues and achieve profitability. These factors include, but are not limited to, the following:

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

None of our employees are currently represented under a collective bargaining agreement. From time to time there may be efforts to organize our employees. There is no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization, such as the Employee Free Choice Act. The unionization of our employees could have a material adverse effect on our business, financial condition and results of operations because::

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

Our customers and suppliers’ business may be slow to recover from the recent downturn in the worldwide economy and disruption of financial markets.

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

We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. We do not hedge against the risk of diesel fuel price increases. We depend primarily on fuel surcharges, auxiliary power units for our tractors, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control and recover our fuel expenses. We have no assurance that we will be able to collect fuel surcharges or enter into volume purchase agreements in the future. An increase in diesel  fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results, unless the increase is offset by increases in freight rates or fuel surcharges charged to our customers. Historically, we have been able to offset significant increases in diesel fuel prices through fuel surcharges to our customers, and we were able to minimize the negative impact on our profitability in fiscal 2010 that resulted from the rapid and significant increase to the cost of diesel fuel. Depending on the base rate and fuel surcharge levels agreed upon by individual shippers, a rapid and significant decline in the cost of diesel fuel could also have a material adverse effect on our operating results. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary. While we have historically been able to adjust our pricing to offset changes to the cost of diesel fuel, through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various federal, state and local environmental laws and regulations dealing with the handling and transportation of hazardous materials ("hazmat") and waste ("hazwaste") (which accounts for approximately nineteen percent of our current business). We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If a spill or other accident involving fuel, oil or hazardous substances occurs, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. One of our subsidiaries specializes in transport of hazardous materials and waste. If we should fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties, to civil and criminal liability and to loss of our licenses to transport the hazardous materials and waste. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past facilities and at third-party waste disposal sites. Any of these consequences from violation of such laws and regulations could be expected to have a material adverse effect on our business and prospects, financial and otherwise.

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

Increases in driver compensation, difficulty in attracting drivers and driver turn-over could affect our profitability and ability to grow.

We periodically experience difficulties in attracting and retaining qualified drivers, including independent contract drivers. With increased competition for drivers, we could experience greater difficulty in attracting sufficient numbers of qualified drivers. Our competitors may offer better compensation plans, and thus increase the driver turnover we experience.  Due to current economic conditions which have recently increased the demand for drivers and the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it has been historically. Accordingly, we may and periodically do face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add. We may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package beyond the norm or let equipment sit idle. An increase in our expenses or in the number of power units without drivers could materially and adversely affect our growth and profitability. Our operations may be affected in other ways by a shortage of qualified drivers in the future, such as temporary under-utilize our fleet and difficulty in meeting shipper demands. When we encounter difficulty in attracting or retaining qualified drivers, our ability to service our customers and increase our revenue could be adversely affected. A shortage of qualified drivers in the future could cause us to temporarily under-utilize our fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers.

Shrinkage in the pool of eligible drivers could affect our profitability and ability to grow.

The soon to be implemented Comprehensive Safety Analysis, often referred to as CSA 2010,  is projected to reduce the driver pool.  Every driver will receive a score based upon his or her individual performance in six categories, which are then combined into a single score, and this score will be compared to the scores of  all other drivers to determine how “safe” the driver is. (BigRigDriving.com, January 19, 2010)  Drivers with lower scores will less hirable or not hirable.(Transport Topics, June 14, 2010)  A shortage of qualified drivers in the future could cause us to temporarily under-utilize our fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers.

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

We do not have controls and procedures in place as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As noted above, the operational and financial control of our subsidiaries has remained under the management of the founders of and stockholder from we acquired the respective companies.  We do not have controls and procedures in place from a parent company level or the subsidiary level to satisfy Section 404 of the Sarbanes-Oxley Act of 2002.  While we expect to put controls and procedures in place for these purpose in the process of consolidating and centralizing overlapping and duplicative elements of these companies, doing so will require debt or equity funding you have no assurance we will be able to obtain.  Until we are able to put these controls and procedures in place, we expect to devote additional management time to confirming the accuracy and timeliness of our reports.

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

Item 2. Properties.

Our corporate headquarters office is located in Sarasota, Florida. Our office is located in the offices of a potential insurance provider. We do not have a lease or written rental agreement and are not being charged rent. We believe this facility will be adequate for our needs for six to nine months and believe we will be allowed to remain that long. Based upon our future acquisitions, we will determine the best facility to use as a corporate and operations headquarters.

The headquarters of our operating subsidiaries are located in Hamburg, Arkansas; Scotts Bluff, Nebraska and Doniphan, Nebraska. The following table presents information regarding these facilities.

Location	Acres	Under Roof*	Office*	Warehouse*	Service*	Trucks Accommodated

Hamburg facility (Morris)	10	15,000	3,000	none	12,000	170 trucks
Scotts Bluff facility (Smith)	10	36,500	3,000	30,000	3,500	400 trucks
Doniphan facility (Triple C)	4	16,000	3,000	8,000	3,000	50 trucks

 *Number indicates square feet.

 See “Terms of Our Acquisitions” in Item 1 for an explanation of our arrangements for use the real estate by our subsidiaries.

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

The following table presents information regarding our claims experience during calendar year 2008.

Category of Claim	Total Claims*	Our Portion

Auto Accident	$160,744	$70,000
General Liability	$151,777	$15,000
Cargo Damage	$748	$748
Property Damage	$93,000	$9,000
*Includes estimated amounts of pending claims, which are expected to settle in 2009.

We require our contract drivers to carry their own occupational accidental insurance, which is similar to workers’ compensation insurance.

The following table presents our accident experience during this period.

Type	Fatal	Injury	Tow	Total

Crashes	0	11	11	22

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. Our common stock trades on OTC Bulletin Board under the symbol, PGRA. The following quotations reflect inter–dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

Quarters Ended	Sales Price
	High	Low

June 30, 2008	.0080	.0002
September 30, 2008	.0002	.0002
December 31, 2008	.0220	.0050
March 31, 2009	.0025	.0015
June 30, 2009	.0049	.0012
September 30, 2009	.0020	.0005
December 31, 2009	0022	0005
March 31,, 2010	0071	0013

       On July 9, 2010, the last reported sales price of our common stock was $0.002

Holders.  Based on information provided by our transfer agent, at July 9, 2010, we had approximately 1,995 record owners of our common stock, not including securities broker-dealers who hold shares in “street name” on behalf of their customers.  In addition, at that date, The Integrated Freight Stock Transfer Trust, a record owner, had twenty-three beneficiaries who will become record owners immediately following approval of the reverse stock split described in our preliminary Schedule 14C filed with the U.S. Securities and Exchange Commission.  Also, upon approval of the reverse stock split, five other persons will become record owners of our common stock as a result of an acquisition and a debt financing.  At that date, we estimate that there are approximately 3,000 beneficial owners of our common stock, including registered stockholders.

Dividends. We have never declared or paid any dividends on our common stock. Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable future.

Transfer Agent.  Our transfer agent is Island Stock Transfer, Suite 705S, 100 Second Avenue South, St. Petersburg, Florida 33701.

DTC Eligibility.  Our stock is eligible for deposit by securities broker-dealers into Cede & Co, for “street name” stockholders.

Securities authorized for issuance under equity compensation plans. Our employment agreement with Steven E. Lusty requires us to issue 25,000 shares (after our planned reverse stock split on 1:244.8598) for each month we are not able to pay his compensation in cash beginning August 2009.  At June 30, 2010, he has not received any shares issued by Integrated Freight or by us and we are now obligated to issue 200,000 shares to him after approval of the reverse stock split.

Performance graph. We are not required to include this information in our annual report.

Recent sales of unregistered securities. All sales of equity securities during our 2010 fiscal year have been reported on Form 8-K and Form 10-Q.

Item 6. Selected Financial Data.

We are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. The results of our brokerage activities were relatively insignificant for the fiscal year 2010 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

The freight environment negatively impacted every subsidiary's freight revenues during our fiscal year ended March 2010. The decrease of freight revenue was attributable to the reduction in freight and continued severe pressure on freight rates as a result of the economy.  Fuel surcharges tended to be a volatile source of revenue; therefore, measured freight revenue is calculated with the removal of such surcharges, providing a more consistent basis for comparing results of operations from period to period.  In anticipation of lower freight volumes, we reduced our average tractor fleet.  With the assistance of the fleet reduction, we did experience an increase in average miles per tractor.

Operating Results

The following table presents and compares the results of our operation for the period of inception (May 13, 2008) to March 31, 2009 to the fiscal year ended March 31, 2010.  We purchased our first two subsidiaries at the end of August 2008.  In reading this information, we encourage you to consider the differential in the periods being compared.

		13-May-08
	Year Ended	(inception) to	$	%
	March 31,	March 31,	change	change
	2010	2009

Revenue	$17,330,079	$10,460,113	$6,869,966	65.68%

Operating Expenses
Rents and transportation	4,900,107	2,060,175	2,839,932	137.85%
Wages, salaries and benefits	5,364,224	3,294,275	2,069,949	62.83%
Fuel and fuel taxes	4,310,349	3,430,465	879,884	25.65%
Depreciation and amortization	2,234,234	1,129,034	1,105,200	97.89%
Insurance and claims	745,308	529,592	215,716	40.73%
Operating taxes and licenses	142,786	143,479	(693)	-0.48%
General and administrative	1,905,765	919,602	986,163	107.24%
Total Operating Expenses	19,602,773	11,506,622	8,096,151	70.36%

Other Expenses
Interest	941,992	457,930	484,062	105.71%
Interest - related parties	110,438	50,838	59,600	117.24%
Other Income	(224,877)	(102327)	(122,550)	119.76%
Total Other Expenses	827,553	406,441	421,112	103.61%
Net loss before noncontrolling interest	(3,108,247)	(1.452,950)	(1,655,297)	113.93%
Noncontrolling interest share of subsidiary net income	-32,176	-18,615	(13,561)	72.85%
Net loss	$(3,140,423)	$(1,471,565)	(1,668,858)	113.41%

Our large expenses, for example truck lease and financing costs, are fixed.  These expenses represent a significant use of cash flow during this slow down.  Our driver payroll fluctuates with the freight shipped; however, we do have fixed payroll expenses for the office, management and the shop that do not decline in correlation to the reduction on freight income.  We attempted to reduce operating expenses during fiscal 2010.  We believe the results of these cost reduction efforts will be reflected in the first quarter of fiscal 2011.

Seasonality

Typically, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, our fiscal fourth quarter results have historically has been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially fiscal first and second quarters of each year because of the trucking industry's seasonal shortage of equipment on traffic related to produce and because of general increases in shipping demand during those months.

Outlook

We believe that we are in a recovering truckload freight market as the operating environment grew increasingly positive during the first quarter of 2011.  This improvement marks the second consecutive quarter with increased year over year average miles per tractor. Market share growth continued in the fourth quarter of 2010.  We expect the upward trend to continue in future quarters.

Even though management is optimistic about the economic recovery, the transportation industry is generally cash lean with over-leveraged balance sheets. We intend to invest more heavily as demand for truckload services improves. We believe we are well-positioned to grow our business as the recovery continues to develop.

We believe that our level of profitability, fleet renewal strategy, and use of independent contractors will enable us to internally finance attractive levels of fleet growth when demand conditions are right. Based on our growing network, a history of low cost operations and anticipated access to substantial capital resources, we believe we have the competitive position and ability to perpetuate our model based on leading growth and profitability.

Critical Accounting Policies And Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles ("GAAP") requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consulting with experts, and using other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions.  We consider our critical accounting policies to be those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.  A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 to our consolidated financial statements.

Subsequent Events  (Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination Of The Useful Life Of Intangible Assets   (Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Property And Equipment

Property and equipment are entered at acquisition cost and depreciated on a straight-line basis over their anticipated life.  We estimate the salvage value of our equipment to be negligible if the equipment is kept in service for its entire useful life. This life expectancy is based upon management’s past experience of operations. The useful life of a typical tractor is 9 years and a typical trailer is 15 years. Are structures are 40 years and leasehold improvements are the lesser of the economic life of the leasehold improvements or the remaining life of the lease.

Going Concern Qualification

Our financial statements for the year ended March 31, 2010 are subject to a “going concern” qualification.   We are taking certain steps and believe circumstances exist which mitigate the doubt as to our financial viability.  We are preparing to effect a reverse stock split, as described elsewhere in this annual report.  We belive the reverse stock split will enable us to achieve a number of objectives that will improve our operating prospects, financial and otherwise:  1. Fewer shares outstanding are expected to reflect more value per share, create a better environment for attracting capital and enable the investing public to judge our value against our peers.  2. The investing public will be able to more clearly identify us by name and with the trading symbol that reflects the nature of our business description.  3. A significant portion of our short term debt is in the hands of our subsidiary managers who we believe may be willing to rework terms and to lengthen the maturity dates, as they have in the past, if that becomes necessary, lessening the short term debt on our balance sheet.  4. A significant amount of short term debt on our balance sheet is convertible into common shares and we are optimistic a meaningful amount of this debt will be converted after we effect the reverse stock split, thus eliminating a meaningful amount of debt from our balance sheet.  5. We expect to continue to grow through acquisitions involving stock payments in lieu of cash.  We expect this larger business base will give us an ever larger “platform” in order to more easily offset the corporate overhead and costs of being public.  6. We are beginning the integration of the subsidiaries, allowing for increased buying power (lower costs) and elimination of redundant tasks (saving the company significant money). This integration is expected also to help our subsidiaries become more efficient than they are now, acting as independent companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item, including an index to the financial statements, begin on page F–1(following page __) of this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have not had any change in or disagreement with our accountants during the past two fiscal years or the subsequent interim period.

Item 9A. Controls and Procedures.

We are subject to the requirements of Item 9A(T), at the date of this report.

Item 9A(T).

307 – Disclosure controls and procedures:  As of March 31, 2010, our principal executive and our acting principal financial officer, the same person, evaluated the effectiveness of our disclosure controls and procedures, and determined that we do not have any effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

308T(a)(1) – Management’s responsibility:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Exchange Act Rule 15d–15(f) “as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:  (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.”   Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

308T(a)(2) – Framework to be used for evaluation:  In its evaluation of our internal control over financial reporting, our management is required to ue the Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

308T(a)(3) – Evaluation of our internal control over financial reporting: Pursuant to Rule 15d–15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010.   Based on this evaluation, our management, with the participation of our principal executive and acting principal financial officer, who is the same person, concluded that our internal control over financial reporting was not effective.  Management has identified the following material weakness in our internal control over financial reporting:

—	Until we can consolidate our accounting and banking functions, our ability to implement internal controls over financial reporting will be limited.
—	We do not have adequate software systems, personnel and other resources to assure that significant transactions are timely analyzed and reviewed.
—
We do not have adequate personnel and financial resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

—
Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise of effective control over financial reporting.

—
Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

308T(a)(4) – Absence of auditor’s attestation:  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Our independent auditors will be required to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting in their audit of our annual report for the year ending March 31, 2011.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and acting principal financial officer, who is the same person, we did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Internal Control: Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting, when implemented, will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about risks and the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances and the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

Item 9B. Other Information.

We believe we have filed reports on Form 8-K during the fourth fiscal year providing all information required to be reported on Form 8-K which occurred during that period.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical information following the table provide information about our directors and executive officers. These persons (not including Mr. White) held the same offices with Integrated Freight at the date of their election as our directors and officers and through the date of the merger of Integrated Freight into us on December 23, 2009.

NAME	AGE	POSITION

John E. Bagalay	75	Director
Paul A. Henley	50	Director, Chief Executive Officer, Chief Financial and Accounting Officer
Henry P. Hoffman	58	Director
Steven E. Lusty	48	Chief Operating Officer
Jackson L. Morris	65	Corporation Secretary
T. Mark Morris	43	Director and General Manager of Subsidiary
Monte W. Smith	55	Director and General Manager of Subsidiary
Craig White	54	Director and General Manager of Subsidiary

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
•
2003 to present – Mr. Bagalay has been a director and Chairman of Wave Systems Corp, a publicly traded company.  Wave develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and work with the specifications of the Trusted Computing Group.

•	1989 to 2003 – Mr. Bagalay was Senior Advisor to the Chancellor of Boston University from January 1998 to November 2003.
•	1989 to 1998 – He Managing Director of BU Ventures, a university venture capital company.

.

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

T. Mark Morris is one of our directors and is the general manager of one of Integrated Freight’s subsidiaries, Morris Transportation, Inc., which he founded in 1998 and has been its chief executive officer from inception to the present. Mr. Morris earned a BA degree in business administration (1988) from Ouachita Baptist University in Arkadelphia, Arizona.

Monte W. Smith is one of our directors and is the general manager of one of Integrated Freight’s subsidiaries, Smith Systems Transportation, Inc., which he founded in 1992 and has been its chief executive officer from inception to the present. Mr. Smith attended the University of Nebraska at Kearney, studying finance.

Craig White is one of our directors and is the general manager of one of Integrated Freight’s subsidiaries, Triple C Transport.  He founded the predecessor of Triple C Transport in 2006 and has been its chief executive officer from inception to the present.  He will also continue to manage a family owned business that leases trucks and trailers to us.

Audit Committee/Audit Committee Financial Expert

Our audit committee is composed of John E. Bagalay and Henry P. Hoffman, our two independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 filed with the SEC, and other information known to the us, during and with respect to the fiscal year ended March 31, 2010, we believe that none of our directors, officers and beneficial owners of more than ten percent of our common stock have filed any reports required by Section 16(a) of the Exchange Act.

Code of Ethics

Although our former board of directors approved a code of ethics for senior financial officers on October 7, 2002, as filed it with our September 30, 2002 report on Form 10–KSB as Exhibit 99.3, our current board of directors has neither rescinded nor confirmed that code of ethics.

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents information about cash compensation we paid to our chief executive officer and each of our highest paid executive officers who have compensation exceeding $100,000 per year, and lists all capacities in which cash compensation was paid.  The amounts in the table include compensation paid by PGI-MD, Integrated Freight and each of our subsidiaries we acquired in the merger with Integrated Freight, both before and after the respective acquisitions, as the case may be.

Name and principal position	Year(1)	Base(2)	Bonus	Total

John C Antenucci President & Chief Executive Officer	2008	$157,000	none	$
	2009	$157,000	none	$
John Chen, Vice President International of PGI-MD	2008	$110,000	none	$
	2009	$none	none
Paul A. Henley, Chief Executive Officer (2)	2009	$195,000	none	$
	2010		$50,000	$
Michael Kevany, Senior Vice President, PGI-MD	2008	$103,000	none	$
	2009	$103,000	none	$
Steven E. Lusty, Executive Vice President	2009	$150,000	$	$
	2010	$165,000	$	$
T. Mark Morris, General Manager of Morris Transportation (3)	2009	$105,000	$	$
	2010	$110,000	$	$
Monte W. Smith, General Manager of Smith Systems Transportation (3)	2009	$110,000	$	$
	2010	$110,000	$	$
Craig White, General Manager of Triple C Transport	2009	$40,000	$	$
	2010	$110,000	$	$
________________

(1)	For Messrs. Antenucci, Chen and Kevany, who are no longer employed by us, the fiscal year end is September 30. For all other named executive officers, the fiscal year end is March 31.

(2)	Includes annual salary, prior to the respective date of our acquisitions, but excludes distributed and undistributed S-corporation earnings.

Neither our chief executive officer nor our other highest paid executives received any form of compensation other than cash salary and bonus during the periods indicated, except (i) Mr. Henley who received a bonus of $50,000 provided in his employment agreement as a result of Integrated Freight achieving a public market for its common stock as a result of its merger into us and (ii) Mr. Lusty whose employment agreement provides that he will receive 25,000 shares of our common stock on a post reverse split basis for every month in which we have been unable to pay his salary in cash – an aggregate of 200,000 shares at March 31, 2010.   The salaries of Messrs. Morris, Smith, and White were paid by their respective, employing companies.

The following table sets forth certain information at March 31, 2010 with respect to outstanding equity awards granted to the named executive officers:

Outstanding Equity Awards at Fiscal Year End September 30, 2009
Name	Option awards
	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
	John C. Antenucci	972,144	-	-	0.0120	Apr 30, 2011
	1,750,000	-	-	0.0140	May 16, 2012

2009 Option Exercises and Stock Vested

During fiscal year 2010,  there no options exercised by named executive officers to acquire shares of our common stock; accordingly the total intrinsic value of options exercised during fiscal year 2010 is nil.

Employment Agreements

We have employment agreements with the named executive officers identified in the following table. These persons are our executive officers, beginning November 10, 2009.

Name	Began	Ends (1)	Annual Cash Salary	Annual Increase	Bonus	Other

Paul A. Henley	May 30, 2008	May 29, 2011	$195,000	10%	(2)(3)
Steven E. Lusty	January 1, 2009	December 31, 2011	$165,000	10%	(2)(3)	(4)
T. Mark Morris	September 1, 2008	August 31, 2011	$110,000		$25,000(2)(5)
Monte W. Smith	September 1, 2008	August 31, 2011	$110,000		(2)
Craig White	May 5, 2010	May 14, 2012	$110,000		(2)
_________________

(1)   Subject to subsequent automatic annual renewals.
(2)   Eligible for discretionary bonuses, upon board review and approval.
(3)  Achievement of a public market for our shares –bonus equal  to one-tenth of one percent (.0015) of the revenue from operations generated by acquired company.
(4)  25,000 shares of our common stock per month for every month in which salary is not paid beginning August 1, 2009.

Each employment agreement provides for payment of benefits provided to other employees, an automobile allowance, and an opportunity to earn a performance bonus.

Director Compensation

Directors who are not our employees will receive 25,000 shares of our common stock (on a post reverse stock split basis) each quarter.

Compensation Committee

We do not have a compensation committee. These functions are provided by its full board of directors. As a privately owned company with Mr. Henley as the sole director, a compensation committee was neither possible nor necessary as he has approved his own compensation. The compensation of executive officers other than Mr. Henley was approved by the full board of directors, except the compensation of the general managers of our operating subsidiaries has been negotiated in the acquisition from the respective director/officers/controlling stockholders of those companies by Mr. Henley as the sole director at the time of such negotiations. We plan to have a compensation committee when we elect additional independent persons to our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the stock ownership of our directors and officers and other persons who own five percent or more of our common stock.  The legal title to stock issued, unless otherwise indicated in the footnotes, is held by the Trust for the benefit of the named stockholders.  Jackson L. Morris, our corporate secretary, is the trustee.  The numbers of shares in the before the reverse split column have been calculated by multiplying the number of shares in the after the reverse split column by the reverse split factor of 244.8598 and represent a notional number, because we do not have a sufficient number of authorized shares to issue the pre-reverse number of shares to the beneficial holders.  Following the reverse stock split to be approved at the special stockholders’ meeting, the Trust will distribute the shares it holds out of the Trust and into the names of the beneficial owners and we will issue an additional number of shares when required to provide legal title to the named stockholders equal to the number of shares in the after reverse split column. The address of our directors, officers and the Trust is our address.

	Number of Shares		Percent
Name	Before Reverse Split	After Reverse Split	After all shares are issued

John E. Bagalay	30,607,475	125,000	*
Paul A. Henley	1,591,588,700	6,500,000	23.91%
Henry P. Hoffman	48,971,960	200,000	*
Steven E. Lusty	312,196,245	1,275,000	4.69%
Jackson L. Morris (1)	274,459,187	1,120,883	4.03%
T. Mark Morris	771,308,370	3,150,000	11.59%
Monte W. Smith (2)	227,719,614	930,000	3.42%
Craig White (3)	489,719,600	2,000,000	7.36%

All directors and officers as a group (8 persons) (1)	3,746,571,151	15,300,883	55.02%

The Integrated Freight Stock Exchange Trust	1,292,525,793	none	0%
MTH Ventures, Inc. (4)	368,856,803	1,506,400	5.48%
24636 Harbour View Drive Ponte Vedra, FL 32082
Edgar Renteria (5)	427,310,958	1,745,125	6.36%
Unit 105, 3550 Wembley Way Palm Harbor, FL 34685
Tangiers Investors LP(6)	656,501,200	2,681,131	9.68%
Suite 400, 402 West Broadway San Diego, CA 92101
*Less than one percent.

___________________

(1)
Includes 620,883 stock purchase warrants exercisable at $0.30 per share, including a cashless exercise feature, treated as issued and outstanding for purposes of Mr. Morris’ and all directors and officers as a group percentage calculations.  For shares held in the Integrated Freight Stock Exchange Trust of which Mr. Morris is the trustee, not included on this line, see the entry on separate line.

(2)	Includes 412,500 shares beneficially owned by Mary Catherine Smith, Mr. Smith’s spouse.
(3)	Includes 1,000,000 shares beneficially owned by Vonnie White, Mr. White’s spouse.
(4)	Includes 203,333 shares issuable on conversion of notes and 82,000 shares issuable on exercise of warrants , treated as issued and outstanding for purposes of MTH Ventures’ percentage calculation.
(5)	Includes 245,125 shares issuable on exercise of warrants, treated as issued and outstanding for purposes of Mr. Renteria’s percentage calculation.
(6)
Includes 295,000 shares issuable on conversion of notes and 213,500 shares issuable on exercise of warrants, treated as issued and outstanding for purposes of Tangiers Investors’ percentage calculation.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the 2010 fiscal year, we did not enter into any transactions with our directors, executive officers and persons who own more than five percent of our common stock, or with their relatives and entities they control, except we contracted to sell PGI-MD to Mr. Antenucci as of May 1, 2009. This sale was completed on December 27, 2009. This transaction is described under “Terms of Our Sale of PGI-MD”, under Item 1, above. We maintain that this transaction was negotiated at arms’ length, in that it was negotiated between Integrated Freight and Mr. Antenucci.

In January 2010, we renegotiated with T. Mark Morris the nature and timing of our payments for the acquisition of Morris Transportation.  In general, Mr. Morris extended the scheduled payment dates on our promissory note and accepted a promissory note in place of a delinquent installment payment.  The interest rate on the new note is the same as our original note negotiated in the acquisition.  In consideration for the extension and acceptance of the new note, we agreed to waive any reduction in our note for $250,000 based on a short fall in the net revenues of Morris Transportation during the twelve months following our acquisition.  Mr. Morris has advanced approximately $390,000 in working capital to Morris Transportatin.  We also issued 150,000 shares of our common stock, which we valued at $1.00 per share for this purpose, in consideration for adjustments to the acquisition agreement for Morris Transportation.  If these shares have a value of less than $1.00 twelve months from the issue date, we are obligated to issue such additional number of shares that the total shares issued will have a value in January 2011 of $150,000.  We anticipate in acquiring the real estate used by Morris Transportation from Mr. Morris or the owning entity he owns at an appraised fair market value.

We have renegotiated extensions of the maturity dates of our notes to Mr. and Mrs. Smith for the acquisition of Smith Systems Transportation.

We do not anticipate entering into any future transactions with our directors, officers and affiliates apart from normal employment transactions.

Jackson L. Morris and T. Mark Morris are not related.

Item 14. Principal Accounting Fees and Services.

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2010	2009
Audit Fees	$70,000	$
Audit–Related Fees(1)	–		–
Tax Fees	–		–
All Other Fees	–		–
Total	$70,000	$
___________________

(1)  Does not include fees paid to audit potential acquisitions.  Does not include audit fees paid by Integrated Freight to its principal independent registered public accounting firm.

Percentage of hours on audit engagement performed by non–full time employees: less than 50% of total time

PART IV

Item 15. Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS OF PLANGRAPHICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS OF
PLANGRAPHICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PlanGraphics, Inc.

We have audited the accompanying consolidated balance sheet of PlanGraphics, Inc. and Subsidiaries as of March 31, 2010 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlanGraphics, Inc. and Subsidiaries, as of  March 31, 2010 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a negative working capital position and a stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP Certified Public Accountants

Boca Raton, Florida
July 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
 PlanGraphics, Inc. (formerly Integrated Freight Corporation)
Sarasota, FL

We have audited the accompanying consolidated balance sheet of PlanGraphics, Inc. (formerly Integrated Freight Corporation) as of March 31, 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows from May 13, 2008 (inception) through March 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PlanGraphics, Inc. (formerly Integrated Freight Corporation) as of March 31, 2009, and the results of their operations and their cash flows from May 13, 2008 (inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Cordovano and Honeck LLP
Englewood, Colorado
July 24, 2009

PLANGRAPHICS, INC.

Consolidated Balance Sheets

	March 31, 2010	March 31, 2009
Assets
Current assets:
Cash	$48,101	$158,442
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,306,738	2,061,297
Deferred finance costs, net of amortization of $214,350 and $79,130	-	135,220
Prepaid expenses and other assets	241,127	187,475
Total current assets	2,595,966	2,542,434

Property and equipment, net of accumulated depreciation (Note 3)	5,679,610	7,193,426
Intangible assets, net of accumulated amortization (Note 4)	913,868	1,236,730
Other assets	95,000	123,331
Total assets	$9,284,444	$11,095,921

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$166,966	$497,541
Accounts payable	447,752	337,819
Accrued and other liabilities	885,613	639,933
Line of credit (Note 5)	755,044	630,192
Notes payable - related parties (Note 7)	1,441,740	1,075,000
Current portion of notes payable (Note 6)	4,066,928	3,942,592
Total current liabilities	7,764,043	7,123,077

Notes payable - related parties (Note 7)	210,000	-
Notes payable, net of current portion (Note 6)	4,496,292	4,184,293
Total long-term liabilities	4,706,292	4,184,293

Total liabilities	12,470,335	11,307,370

Stockholders’ deficit:
Common stock, no par value, 2,000,000,000 shares authorized,
1,942,445,514 and 99,158,706 shares issued and outstanding	1,192,879	20,706,005
Additional paid-in capital	-	(19,646,931)
Accumulated deficit	(4,714,339)	(1,573,916)
Total PlanGraphic Inc. stockholders’ deficit	(3,521,460)	(514,842)
Non controlling interest	335,569	303,393
Total stockholders’ deficit	(3,185,891)	(211,449)

Total liabilities and stockholders’ deficit	$9,284,444	$11,095,921

See notes to consolidated financial statements

PLANGRAPHICS, INC.

Consolidated Statement of Operations

		May 13, 2008
	Year Ended	(inception) to
	March 31,	March 31,
	2010	2009

Revenue	$17,330,079	$10,460,113

Operating Expenses
Rents and transportation	4,900,107	2,060,175
Wages, salaries and benefits	5,364,224	3,294,275
Fuel and fuel taxes	4,310,349	3,430,465
Depreciation and amortization	2,234,234	1,129,034
Insurance and claims	745,308	529,592
Operating taxes and licenses	142,786	143,479
General and administrative	1,913,765	919,602
Total Operating Expenses	19,610,773	11,506,622

Other Expenses
Interest	941,992	457,930
Interest - related parties	110,438	50,838
Other Income	(224,877)	(102,327)
Total Other Expenses	827,553	406,441
Net loss before noncontrolling interest	(3,108,247)	(1,452,950)
Noncontrolling interest share of subsidiary net income	(32,176)	(18,615)
Net loss	$(3,140,423)	$(1,471,565)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	1,942,445,514	99,158,706

See notes to consolidated financial statements

PLANGRAPHICS, INC.

Consolidated Statement of Stockholders’ Deficit
for the Years Ended March 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated	Noncontroling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at March 31, 2008	97,214,418	$20,697,839	$(19,646,931)	$—	$284,778	1,335,686

Issue of common stock upon
option exercise	1,944,288	8,166	—	—	—	8,166

Pre-merger net contribution/distribution	—	—	—	(102,351)	—	(102,351)

Noncontrolling interest share of subsidiary's
net income	—	—	—	—	18,615	18,615

Net loss	—	—	—	(1,471,565)	—	(1,471,565)

Balance at March 31, 2009	99,158,706	$20,706,005	$(19,646,931)	$(1,573,916)	$303,393	(211,449)

Effects of recapitalization	1,807,843,696	(19,555,626)	19,646,931	—	—	91,305
due to merger

Issue of common stock upon conversion
of debentures	35,443,112	42,500	—	—	—	42,500

Noncontrolling interest share of subsidiary's
net income	—	—	—	—	32,176	32,176

Net loss	—	—	—	(3,140,423)	—	(3,140,423)

Balance at March 31, 2010	1,942,445,514	$1,192,879	$—	$(4,714,339)	$335,569	(3,185,891)

See notes to consolidated financial statements

PLANGRAPHICS, INC.

Consolidated Statement of Cash Flows

		May 13, 2008
	Year Ended	(inception) to
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(3,140,423)	$(1,471,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,234,234	1,129,034
Debt discount amortization	45,828	21,538
Deferred finance cost amortization	135,220	79,130
Loss on asset dispositions	109,083	73,480
Minority interest in earnings of subsidiary	32,176	18,615
Stock issued for stock based compensation	-	252,000
Stock issued for interest	-	39,325
Increases/decreases in operating assets and liabilities
Accounts receivable	(245,441)	1,052,400
Prepaid expenses and other assets	109,899	(15,261)
Accounts payable	(220,642)	(17,306)
Accrued and other liabilities	245,680	255,307
Net cash (used) in/provided by operating activities	(694,386)	1,416,697

Cash flows from investing activities:
Purchase of property and equipment	-	(80,818)
Proceeds from asset dispositions	-	65,940
Cash proceeds from acquisitions of subsidiaries	-	154,707
Net cash provided by investing activities	-	139,829

Cash flows from financing activities:
Repayments of notes payable	(582,987)	(1,381,726)
Proceeds of long term debt	1,042,180	164,026
Payment on line of credit	124,852	(223,536)
Proceeds from sale of common stock	-	145,500
Distributions paid to common shareholders	-	(187,348)
Contributions received from stockholders	-	85,000
Net cash (used) in/provided by financing activities	584,045	(1,398,084)
Net change in cash	(110,341)	158,442
Cash, beginning of period	158,442	-
Cash, end of period	$48,101	$158,442

See notes to consolidated financial statements

PLANGRAPHICS, INC.

Consolidated Statement of Cash Flows – (Continued)

		May 13, 2008
	Year Ended	(inception) to
	March 31, 2010	March 31, 2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$720,112	$314,329
Schedule of noncash investing and financing transactions:
Common stock issued for acquisition of subsidiaries
Common stock issued in purchase	$-	$382,500
Notes payable issued in purchase	-	850,000
Less: assets received in purchase, net of cash	-	(13,027,033)
Plus: liabilities assumed during purchase	-	11,664,462
Minority interest	-	284,778
Net cash received at purchase		$154,707

Common stock issued for stock based compensation	$-	$252,000
Common stock and warrants issued for deferred finance costs, extension of loans and with notes payable	$-	$279,074
Common stock issued for conversion of debetures	$42,500	$-

See notes to consolidated financial statements

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 1     Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

PlanGraphics, Inc (a Colorado corporation) [formerly, Integrated Freight Corporation (a Florida corporation)] and subsidiaries (the “Company”) is a short to medium-haul truckload carrier of general commodities headquartered in Sarasota, Florida. The Company provides dry van, hazardous materials, and temperature controlled truckload services.  The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

Pursuant to an agreement in connection with Integrated Freight Corporation’s (“IFC”) acquisition of control of the Company on May 1, 2009, the Company completed the sale of its historic operations to its former director and chief executive officer.  This transaction closed on December 27, 2009.  Since the Company had, due to the sale of its historical operations, minimal assets and limited operations, the recapitalization has been accounted for as the sale of 99,157,730 shares of IFC common stock for the net liabilities of the Company. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of IFC. Costs of the transaction have been charged to the period in which they are incurred.

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

In furtherance of this change to the plan to combine IFC and the Company, 20,228,246 shares of IFC’s outstanding common stock were transferred by its stockholders to Jackson L. Morris, trustee for The Integrated Freight Stock Exchange Trust, a Florida business trust (“Trust”). IFC also transferred the 401,559,467 shares of the Company’s common stock it owned to the Trust. The Company then exchanged 1,406,284,229 shares of its unissued common stock for the 20,228,246 shares of IFC held in the Trust. As a result of this transfer and exchange, the Trust now holds 1,807,843,696 of the Company’s shares. The number of shares of the Company’s common stock that it exchanged for the number of shares of IFC stock was not based on any financial or valuation considerations, but solely on the number of shares of the Company’s authorized but unissued shares in relation the percentage of IFC’s outstanding common stock included in the exchange and the requirements of Colorado law that PGI own ninety percent or more of IFC in order to complete the merger without stockholder approval.

Accordingly, the Company accounted for the acquisition and merger as a recapitalization because IFC gained control of a majority of PGI’s common stock upon completing these transactions.  Accordingly, IFC is deemed to be the acquirer for accounting purposes.  The consolidated financial statements have been retroactively restated to give effect to these transactions for all period presented, except the statement of stockholders’ deficit with regard to common shares outstanding.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

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

Management believes that certain accounting policies and estimates are of more significance in the Company’s financial statement preparation process than others.  Management believes the most critical accounting policies and estimates include the economic useful lives and salvage values of our assets, provisions for uncollectible accounts receivable, and estimates of exposures under our insurance and claims plans.  To the extent that actual, final outcomes are different than our estimates, or additional facts and circumstances cause us to revise our estimates, the Company’s earnings during that accounting period will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2010 and 2009.

Accounts Receivable Allowance

The Company makes estimates of the collectability of accounts receivable. The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.  Accordingly, the Company made a $50,000 allowance for uncollectible accounts and revenue adjustments as of March 31, 2010 and 2009.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on the straight-line method over the following estimated useful lives:

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other.  Our business combinations did not result in any goodwill as of March 31, 2010 and 2009.

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

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010 and 2009.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the year ended March 31, 2010 and the period from May 13, 2008 to March 31, 2009, advertising expense was approximately $69,709 and $4,217.

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

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the period ended March 31, 2010 and 2009, the Company’s top four customers, based on revenue, accounted for approximately 48% and 35%, of total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 34% and 35% of total trade accounts receivable at March 31, 2010 and 2009.  The Company has two customers that exceed 10% of total revenue. The Company has one customer that equals 10% of total accounts receivable.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of March 31, 2010 and 2009, the Company's bank deposits did not exceed insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At March 31, 2010 and 2009, the Company had $755,044 and $630,192 outstanding under its revolving credit agreement, and approximately $9,971,289 and $9,201,885, including $946,240 and $1,075,000 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At March 31, 2010 and 2009, management estimated $-0- in claims accrual above insurance deductibles.

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

At March 31, 2010 and 2009, there was no variance between the basic and diluted loss per share.  The 8,053,717 and 6,641,432 warrants to purchase common shares outstanding at March 31, 2010 and 2009 are not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In May 2009, the FASB issued (ASC Topic 855), “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2.         Related Party Transactions

The Company has not entered into any transactions with the Company’s directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control.

Note 3.     Property and Equipment

Property and equipment consist of the following at March 31, 2010:

	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$443,266	$445,235
Tractors and Trailers	-	6,722,977	5,585,187	12,308,164
Vehicles	46,472	64,280	119,060	229,812
Furniture, Fixtures & Equipment	-	221,828	292,287	514,115
Less: accumulated depreciation	(12,780)	(3,885,692)	(3,919,244)	(7,817,716)
Total	$33,692	$3,125,362	$2,520,556	$5,679,610

Depreciation expense totaled $1,511,372 for the period ended March 31, 2010.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Property and equipment consist of the following at March 31, 2009:
	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$443,266	$445,235
Tractors and Trailers	-	7,206,099	5,585,187	12,791,286
Vehicles	46,472	64,280	119,060	229,812
Furniture, Fixtures & Equipment	-	178,499	296,887	475,386
Less: accumulated depreciation	(3,485)	(3,385,181)	(3,359,627)	(6,748,293)
Total	$42,987	$4,065,666	$3,084,773	$7,193,426

Depreciation expense totaled $830,513 for the period ended March 31, 2009.

Note 4.       Intangible Assets

The Company purchased the stock of Smith and Morris, see Note 11, which resulted in the recognition of intangible assets.  These intangible assets include the “employment and non-compete agreements” which are critical to the Company because of the management team’s business intelligence and customer relationship value which is required to execute the Company’s business plan.  The intangibles also include their “company operating authority” which is tied to their motor carrier number that is issued and monitored by the U.S. Department of Transportation (FDOT).  The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the Company’s insurance costs, one of the most significant expenditure for freight companies.  Both Morris and Smith have the DOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  These intangible are as follows:

	March 31, 2010	March 31, 2009

Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority	891,958	491,958
Total intangible assets	1,935,251	1,535,251
Less: accumulated amortization	(1,021,383)	(298,521)
Intangible assets, net	$913,868	$1,236,730

Amortization expense totaled $722,862 and $298,521 for the year ended March 31, 2010 and for the period from May 13, 2008 to March 31, 2009.

Future amortization of intangible assets is as follows:

March 31,
2011	$645,083
2012	268,785
$913,868

Note 5.       Line of Credit

Morris Revolving Credit
At March 31, 2010 and 2009, Morris has $755,044 and $630,192 outstanding under a revolving credit line agreement that allows them to borrow up to a total of $1,500,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due on demand.  The applicable interest rate under this agreement is based on the LIBOR plus 3.5%. The line has financial covenants that require Morris to maintain a tangible net worth of not less than $700,000 and a fixed charge coverage ratio of at least 1 to 1.  Morris is currently in default of these covenants but believe they can negotiate a successful resolution with the lender.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 6.     Notes Payable

Notes payable owed by Morris consisted of the following:

Notes payable to Daimler Truck Financial payable in monthly installments ranging from $569 to $5,687 including interest through May 2013 with interest rate ranging from 5.34% to 8.07% secured by equipment	$1,810,261	$2,041,641

Notes payable to Banks payable in monthly installments ranging from $1,805 to $5,829 including interest through June 2010 with interest rate ranging from 5.9% to 7.25% secured by equipment	42,585	130,083

Notes payable to GE Financial payable in monthly installments ranging from $2,999 to $7,535 including interest through April 2013 with interest rate ranging from 6.69% to 8.53% secured by equipment	809,984	1,209,669

6.9% note payable to a GMAC Financial in installments of $667 including interest, through August 2013 secured by a vehicle	112,689	143,845

8.59% note payable to a Wells Fargo Bank payable in monthly installments of $4,271 including interest, through October 2011 secured by equipment	125,991	129,143

Totals	$2,901,510	$3,654,381

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Notes payable owed by Smith consisted of the following:

	March 31, 2010	March 31, 2009

Notes payable to bank, due December 2012, payable in monthly installments of $65,000, interest of 9%, collateralized by substantially all of Smith assets	$2,186,889	$2,357,890

Notes payable to bank, due April 2010, with monthly interest payments of 6.5%, collateralized by substantially all of Smith assets	1,574,803	1,766,721

Note payable to Platte Valley National Bank, due December 2010, payable in monthly installments of $1,423, with interest at 9.5% collateralized by vehicle.	11,874	27,047

Notes payable to Daimler Chrysler, due 2010, Payable in monthly installments of $10,745, interest ranging from 8-9%, collateralized by 6 tractors.	13,978	112,309

Note payable to Floyds, due 2010, payable in monthly installments of $2,664 with interest at 5.6% unsecured.	6,229	9,564

Note payable to General Motors due November 2009, payable in monthly installments of $778, with interest at 8% secured by a vehicle.	-	4,744

Note payable to Nissan Motors due June 2011, payable in monthly installments of $505, with interest at 5.6% secured by a vehicle.	8,322	15,278

Unsecured, non-interest bearing note payable to Colorado Holdings, due 2010, payable in monthly installments of $1,250.	669,069	32,690
Total	$4,471,164	$4,326,243

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Notes payable owed by IFC consisted of the following:

	March 31, 2010	March 31, 2009

Various notes payable with various maturity dates. Interest rates ranging from 8.0% to 14%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.40 per share.	1,151,764	104,789

Note payable to Ford Credit, principal and 16.8% interest payment of $885 due monthly, collateralized by truck, used by stockholder.	38,781	41,472

Totals	$1,190,545	$146,261

Summary of notes payable:

	IFC	Morris	Smith	Total

Current portion of notes payable	$1,083,764	$766,343	$2,216,820	$4,066,927

Notes payable, net of current portion	106,781	2,135,167	2,254,344	4,496,292

Total as of March 31, 2010	$1,190,545	$2,901,510	$4,471,164	$8,563,219

Current portion of notes payable	$112,567	$1,205,111	$2,624,914	$3,942,592

Notes payable, net of current portion	33,694	2,449,270	1,701,329	4,184,293

Total as of March 31, 2009	$146,261	$3,654,381	$4,326,243	$8,126,885

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 7.     Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:

	March 31, 2010	March 31, 2009

Note payable to related party, from acquisition described in note 11, to previous owner of Morris, with interest of 8%, secured by all shares of Morris common stock, to be paid in full by May 15, 2011.	$1,000,000	$600,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 1, 2010.	210,000	250,000

Note payable to shareholder, with interest at 8.5%, due on demand.	390,000	225,000

Note payable to a related party, with interest at 8.00%, principal and interest due May 15, 2010.	51,740	-
	$1,651,740	$1,075,000

Note 8.              Income Taxes

The Company accounts for income taxes under ASC 740, which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended March 31, 2010 and 2009 are as follows:

The provision for income taxes consisted of the following:

	2010	2009

Current	$-	$-
Deferred	-	-
Total	$-	$-

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

	2010	2009

U.S. federal statutory rates	(34.0%)	(34.0%)
State income tax, net of federal tax benefit	(3.5%)	-
Permanent differences	3%	-
Increase in deferred tax asset valuation allowance	34.5%	34.0%
Effective tax rate	-%	-%

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

	2010	2009

Deferred tax assets:
Net operating loss	$8,630,000	$1,147,579
Accumulated amortization on intangible assets	306,000	-
Allowance for bad debt	19,000	-
Total	8,955,000	1,147,579

Less: Valuation allowance	(8,955,000)	(1,147,579)
Net deferred tax asset	$-	$-

A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the net deferred tax assets will be realized.

During the year ended March 31, 2010, the deferred tax asset (and the related valuation allowance) increased by $7.8 million.

At March 31, 2010, the Company estimated that it had approximately $23 million of net operating loss carry forwards, which if unused will expire through 2030.  Of the $23 million, approximately $20.8 million is subject to limitations under IRC Section 382 due to owner shifts during the period.

Note 9.    Shareholders’ Deficit

Common Stock

On December 30, 2009, a holder of an 8.0%, $7,500 debenture exercised the conversion feature and converted the debenture and accrued interest into 6,486,270 shares of common stock.  A holder of a 9.9%, $5,000 debenture exercised the conversion feature and converted the debenture and accrued interest into 4,472,839 shares of common stock.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

On January 8, 2010, a holder of a 9.9%, $48,000 debenture exercised the conversion feature and converted $30,000 of the debenture into 24,485,980 shares of common stock.

Warrants to Purchase Common Stock

For the year ended March 31, 2010, the Company issued 1,647,680 common stock warrants to various holders, at an exercise price ranging from $0.40 to $0.50, with a termination period from 3 to 5 years, relating to the issuance of debt obligations.

For the year ended March 31, 2010, the Company issued 1,036,749 common stock warrants to various holders, at an exercise of price ranging from $0.01 to $0.50, with a termination period ranging from 2 to 5 years, relating to services provided to the Company.

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.26- 0.62%
Dividend yield	0.00%
Volatility factor	172%
Expected life	3.84 years

The relative fair value of the warrants, calculated in accordance with ASC 470-20, Debt withConversion and Other Options; totaled $45,120 and $24,749, respectively.  The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable.  The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

A summary of the grant activity for the years ended March 31, 2010 is presented below:

	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, March 31, 2009	6,641,432	0.03	1.16 years
Granted	2,684,429	0.39	.60 years
Exercised		N/A	N/A
Expired/Cancelled	(1,272,144)	0.04	N/A

Balance, March 31, 2010	8,053,717	$ 0.15	1.16 years

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009 the number of warrants that were currently vested and expected to become vested was 8,053,717 and 6,641,432.

Note 10.    Commitments and Contingencies

Operating Leases

The Company leases office space in Sarasota, Florida under a one year operating lease with two additional one year extension at the option of the Company.  Beginning August 1, 2010, the Company will enter into a new lease for more space at $1,200 per month.

Employment Agreements

On May 13, 2008, June 1, 2008 and January 1, 2009, the Company entered into three year employment agreements with four executives of the Company.  The Company is committed to pay the executives a total of $600,000 per year, with certain guaranteed bonuses and increases.  The agreements also call for bonuses if the executives meet certain goals which are to be set by the board of directors.

Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $1,000,000 and will be paid throughout 2011.

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
$332,500

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

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

Contingent Consideration

As part of the Stock Exchange Agreement with Monte and Mary Smith, if Smith Systems Transportation, Inc. does not maintains certain levels of profitability the notes payable to Monte and Mary Smith can be reduced by up to the full amount, $250,000, of the note.  The results of the payment contingency may affect the final valuation of the Smith acquisition, to be measured at the May 1, 2010 maturity date of the note.

Morris Transportation, Inc.

On August 28, 2008, the Company acquired 100% of the common stock of Morris Transportation, Inc. (“Morris”), an Arkansas-based dry van truckload carrier, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 1, 2008 and the transaction was accounted for under the purchase method in accordance with ASC 805. Morris’ results of operations have been included in our consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $1,151,681, with a weighted average amortization period of 3 years.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

The aggregate purchase price was $1,300,000, including 3,000,000 shares of the Company’s common stock valued at $0.10 per share. Below is a summary of the total purchase price:

Common stock (3,000,000 shares)	$300,000
Note payable	1,000,000
$1,300,000

The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Cash	$58,252
Accounts Receivable, Trade	1,104,423
Net Property and Equipment	4,535,545
Intangible assets:
Employment and non-compete agreement	518,293
Company operating authority	633,388
Total assets acquired	6,849,901

Accounts payable	219,073
Accrued liabilities and other current liabilities	92,560
Notes payable	5,238,268
Total liabilities assumed	5,549,901

Net Assets Acquired	$1,300,000

Contingent Consideration

As part of the Stock Exchange Agreement with Mark Morris, if Morris Transportation Inc. maintains a certain levels of profitability the amount of the note payable to Mark Morris can be increased up to $250,000.  Pursuant to the terms set forth in the Stock Exchange Agreement and an installment obligation of $150,000, a promissory note of $400,000, with interest at 8.0%, and a maturity date of May 1, 2010, was executed on January 19, 2010.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Pro forma results

If the Company had purchased Morris and Smith at the date of inception (May 13, 2008) the results of operations for the period May 13, 2008 (inception) to March 31, 2009 would be as follow:

	IFC	Morris	Smith	Total
Revenue		$10,346,177	$7,182,311	$17,528,488

Operating Expenses
Rents and transportation	-	1,613,394	2,079,321	3,692,715
Wages, salaries & benefits	427,102	2,605,396	1,987,549	5,020,047
Fuel and fuel taxes	-	4,410,511	1,610,937	6,021,448
Other operating expenses	190,810	1,487,652	1,739,832	3,418,294
Total Operating Expenses	617,912	10,116,953	7,417,639	18,152,504
Other Expenses	183,283	312,193	179,788	675,264
Net loss before minority interest	(801,195)	(82,969)	(415,116)	(1,299,280)

Minority interest share of subsidiary net income	-	-	(34,003)	(34,003.00)
Net loss	$(801,195)	$(82,969)	$(449,119)	$(1,333,283)

Note 12.  Business Segment Information

The Company follows the provisions of ASC 280, Segment Reporting, which established standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which financial information is available that is evaluated regularly by the chief operating decision makers(s) in deciding how to allocate resources and in assessing performance.  The Company operates both of its subsidiaries (Morris Transportation and Smith Systems) as independent companies under separate management of their respective founders. Management of the Company makes decisions about allocating resources based on these operating segments. The following tables depict the information expected by ASC 280:

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

	Revenue	Net Income (Loss)	Total Assets
2010
IFC	$-	$(2,756,070)	$2,100,780
Morris	10,537,602	(342,123)	4,329,888
Smith	6,792,447	16,807	2,853,776
	$17,330,049	$(3,081,386)	$9,284,444

2009
IFC	$-	$(1,215,824)	$2,868,874
Morris	6,299,649	12,403	5,159,423
Smith	4,160,464	(268,144)	3,067,624
	$10,460,113	$(1,471,565)	$11,095,921

Note 13. Subsequent Events

On May 14, 2010, the Company acquired all of the issued and outstanding stock of Triple C Transport, Inc., a Nebraska corporation, as a wholly owned subsidiary.  Triple C Transport is engaged in the refrigerated motor freight business and operates fleet of 100 power units from its headquarters office (which it leases) in Doniphan, Nebraska.  The Company has undertaken an irrevocable obligation to issue two million shares of common stock after the effective date of the planned reverse stock split as described in our preliminary information statement on Schedule 14C as filed with the U.S. Securities and Exchange Commission, and paid $100,000 in cash to the stockholders of Triple C Transport.  The Company has an obligation to pay an additional $150,000 to the stockholders of Triple C Transport within 180 days after closing.  The Company has borrowed the initial cash payment from a private investment company with whom the Company (including our directors, officers and affiliates) has had no relationship prior to negotiation for the loan.

Management has evaluated events and transactions that occurred subsequent to March 31, 2010 through July 14, 2010, the date the financial statements were issued.  Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the financial statements.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements

Note 14. Board’s Plan for PlanGraphics, Inc.

PlanGraphics Inc. merged with Integrated Freight Corporation in December, 2009, and filed notice with the Commission that it sought to reverse split the common shares of stock (244.86/1), change the name to Integrated Freight Corp. to better reflect the operational business, and re-domicile the company.  The Company is now, as of July 2010, able to mail the Information Statements/Proxies to shareholders and will be in a position, in a few weeks, to carry out the changes we listed in our 14c filing, mentioned above.  The Company feels this will enable us to achieve several objectives:  1. The Company will have a trading stock reflecting a changed capital structure, i.e. fewer shares, thus more value per share, creating a better environment for attracting capital.  2. Investors and potential investors will be able to more clearly identify the Company with the trading symbol and business description and, because the Company will have a vastly smaller number of shares outstanding, be in a better position to judge the valuation of our company against our peers.  3. A significant portion of our short term debt is in the hands of our subsidiary managers and we feel the terms could potentially be re-worked to lengthen the maturity dates if that becomes necessary, lessening the short term debt on our balance sheet.  4. A significant amount of short term debt on our balance sheet is convertible into common shares and we are confident a meaningful amount of this debt will be converted after we accomplish the reverse split we have mentioned, thus eliminating a meaningful amount of debt from our balance sheet.  5. The Company continues to grow by acquisitions and plan to continue to do so, with transactions involving stock payments in lieu of cash. This will give the Company an ever larger “platform” in order to more easily offset the corporate overhead and costs of being public.  6. The Company is beginning the actual integration of the subsidiaries, allowing for increased buying power (lower costs) and elimination of redundant tasks (saving the company significant money). This will also help all subsidiaries become more efficient than they are now, acting as independent companies.

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

PlanGraphics, Inc.

By: /s/ Paul A. Henley
Principal Executive Officer and
Principal Accounting and Financial Officer

Date: July 14, 2010

Signature and Name:	Capacity in which signed:	Date:

	Director	July 14, 2010
John E. Bagalay

/s/ Paul A. Henley	Director, Principal Executive Officer	July 14, 2010
Paul A. Henley	Principal Accounting and Financial Officer

/s/ Henry P. Hoffman	Director	July 14, 2010
Henry P. Hoffman

/s/ T. Mark Morris	Director	July 14, 2010
T. Mark Morris

/s/ Monte W. Smith	Director	July 14, 2010
Monte W. Smith

Director
Craig White	Beginning as of May 5, 2010