Form 10-Q
period 2010-06-30
INTEGRATED FREIGHT Corp
filed 2010-08-23
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 [First Quarter]

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

COMMISSION FILE NO.  000–14273

INTEGRATED FREIGHT CORPORATION
(Exact name of registrant as specified in its charter)

Florida	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Suite 200, 6371 Business Boulevard Sarasota, Florida	34240
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (888) 623-4378

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, no par value	(None)

PlanGraphics, Inc.
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

The number of shares outstanding of each of the issuer’s classes of common stock at August 13, 2010 was 1,991,248,938, shares of no par common stock.

SUMMARIES OF REFERENCED DOCUMENTS

This quarterly report on Form 10–Q may contain references to, summaries of and selected information from agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this quarterly report or to other reports we have filed with the U.S. Securities and Exchange Commission. The summaries of and selected information from those agreements and other documents are qualified in their entirely by the full text of the agreements and documents, which you may obtain from the Public Reference Section of or online from the Commission. See “Where You Can Find Additional Information About Us And Exhibits” for instructions as to how to access and obtain this information. Whenever we make reference in this annual report to any of our agreements and other documents, the references are not necessarily complete and you should refer to the exhibits attached to the registration statement of which this annual report is a part for copies of the actual contract, agreement or other document.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10–Q may include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements as described in those sections.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Triple C Transport, Inc., which we acquired effective as of May 5, 2010 are consolidated in our financial statements included herein at and for the first quarter ended June 30, 2010.  We have encountered unexpected complications and delays in completing an audit of Triple C Transport’s financial statements at and for the twelve months ended March 31, 2010 and 2009, in particular as related to the condition of its and its predecessor’s financial records.  Accordingly, we do not have audited financial statements of Triple C Transport as the starting point for Triple C Transport’s financial statements at and for the first quarter ended June 30, 2010.  Our consolidated financial statements included herein are subject to adjustment with respect to Triple C Transport’s financial statements for the concurrent period which may and are expected to result from completion of Triple C Transport’s audit.

PLANGRAPHICS, INC.

Consolidated Balance Sheets

	June 30, 2010	March 31, 2010
Assets	(Unaudited)
Current assets:
Cash	$125,727	$48,101
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,622,020	2,306,738
Prepaid expenses and other assets	456,241	336,127
Total current assets	3,203,988	2,690,966

Property and equipment, net of accumulated depreciation	5,342,240	5,679,610
Intangible assets, net of accumulated amortization	1,206,065	913,868
Total assets	$9,752,293	$9,284,444

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$209,547	$166,966
Accounts payable	554,082	447,752
Accrued and other liabilities	1,097,604	885,613
Contingent liabilities	216,424	-
Line of credit	905,943	755,044
Notes payable - related parties	1,760,000	1,441,740
Current portion of notes payable	3,052,420	4,066,928
Total current liabilities	7,796,020	7,764,043

Notes payable - related parties	-	210,000
Notes payable, net of current portion	5,476,513	4,496,292
Total long-term liabilities	5,476,513	4,706,292

Total liabilities	13,272,533	12,470,335

Stockholders’ deficit:
Common stock, no par value, 2,000,000,000 shares authorized,
1,942,945,514 and 1,942,445,514 shares issued and outstanding	1,193,879	1,192,879
Accumulated deficit	(5,043,997)	(4,714,339)
Total PlanGraphic Inc. stockholders’ deficit	(3,850,118)	(3,521,460)
Non controlling interest	329,878	335,569
Total stockholders’ deficit	(3,520,240)	(3,185,891)

Total liabilities and stockholders’ deficit	$9,752,293	$9,284,444

See notes to consolidated financial statements

PLANGRAPHICS, INC.

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009

Revenue	$6,706,247	$4,145,057

Operating Expenses
Rents and transportation	1,752,971	1,264,155
Wages, salaries and benefits	1,630,269	1,287,194
Fuel and fuel taxes	2,290,031	910,294
Depreciation and amortization	518,274	510,683
Insurance and claims	262,361	152,887
Operating taxes and licenses	46,011	22,637
General and administrative	518,228	430,305
Total Operating Expenses	7,018,145	4,578,155

Other Expenses
Interest	154,219	214,978
Interest - related parties	39,898	17,189
Other Income	(170,666)	(123,871)
Total Other Expenses	23,451	108,296
Net loss before noncontrolling interest	(335,349)	(541,394)
Noncontrolling interest share of subsidiary net income	5,691	(2,035)
Net loss	$(329,658)	$(543,429)

Net loss per share - basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding - basic and diluted	1,942,456,625	19,933,246

See notes to consolidated financial statements

PLANGRAPHICS, INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended June 30,
Cash flows from operating activities:	2010	2009
Net loss	$(329,658)	$(543,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	518,273	510,683
Deferred finance cost amortization	-	57,306
Minority interest in earnings of subsidiary	(5,691)	2,035
Stock issued for stock based compensation	1,000	-
Increases/decreases in operating assets and liabilities
Accounts receivable	(315,282)	(93,802)
Prepaid expenses and other assets	(120,114)	(9,794)
Accounts payable	148,911	(457,373)
Accrued and other liabilities	211,991	82,188
Net cash (used) in/provided by operating activities	109,430	(452,186)

Cash flows from investing activities:
Purchase of property and equipment	(6,674)	4,006
Purchase of subsidiary	(100,000)	-
Net cash (used) in/provided by investing activities	(106,674)	4,006

Cash flows from financing activities:
Repayments of notes payable	(464,029)	(455,235)
Proceeds of long term debt	388,000	562,048
Net proceeds from line of credit	150,899	249,476
Proceeds from sale of common stock	-	15,000
Net cash (used) in/provided by financing activities	74,870	371,289
Net change in cash	77,626	(76,891)
Cash, beginning of period	48,101	158,442
Cash, end of period	$125,727	$81,551

See notes to consolidated financial statements

 PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Accordingly, the Company accounted for the acquisition and merger as a recapitalization because IFC gained control of a majority of PGI’s common stock upon completing these transactions.  Accordingly, IFC is deemed to be the acquirer for accounting purposes.  The consolidated financial statements have been retroactively restated to give effect to these transactions for all periods presented, except the statement of stockholders’ deficit with regard to common shares outstanding.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”), Triple C Transportation, Inc. (“Triple C”) and Smith Systems Transportation, Inc. (“Smith”).  Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”).  All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2010 and March 31, 2010.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
Accordingly, the Company made a $50,000 allowance for uncollectible accounts and revenue adjustments as of June 30, 2010 and March 31, 2010.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other.  Our business combinations did not result in any goodwill as of June 30, 2010 and March 31, 2010.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2010 and March 31, 2010.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the three month period ended June 30, 2010 and 2009, advertising expense was approximately $15,225 and $1,084.

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

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the three months ended June 30, 2010 and 2009, the Company’s top four customers, based on revenue, accounted for approximately 48% and 35%, of total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 27% and 34% of total trade accounts receivable at June 30, 2010 and March 31, 2010.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of June 30, 2010 and March 31, 2010, the Company's bank deposits did not exceed insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At June 30, 2010 and March 31, 2010, the Company had $905,943 and $775,044 outstanding under its revolving credit agreement, and $10,288,933 and $9,971,289, including $1,760,000 and $946,240 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At June 30, 2010 and March 31, 2010, management estimated $-0- in claims accrual above insurance deductibles.

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

At June 30, 2010 and March 31, 2010, there was no variance between the basic and diluted loss per share.  The 8,993,100 and 8,053,717 warrants to purchase common shares outstanding at June 30, 2010 and March 31, 2010, are not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive.

Basis of Presentation

The unaudited consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2010, and the consolidated results of its operations for the three months ended June 30, 2010 and 2009, and the consolidated cash flows for the three ended June 30, 2010 and 2009. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
(Unaudited)

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

Note 3.     Property and Equipment

Property and equipment consist of the following at June 30, 2010:

	IFC	Morris	Smith	Triple C	Consolidated
Buildings	$-	$1,969	$443,266	$-	$445,235
Tractors and Trailers	-	6,722,977	5,601,348	-	12,324,325
Vehicles	46,472	64,280	119,060	-	229,812
Furniture, Fixtures and Equipment	-	212,342	292,287	-	504,629
Less: accumulated depreciation	(15,103)	(4,083,287)	(4,063,371)	-	(8,161,761)
Total	$31,369	$2,918,281	$2,392,590	$-	$5,342,240

Depreciation expense totaled $344,045 for the three months ended June 30, 2010.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Property and equipment consist of the following at March 31, 2010:

	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$443,266	$445,235
Tractors and Trailers	-	6,722,977	5,585,187	12,308,164
Vehicles	46,472	64,280	119,060	229,812
Furniture, Fixtures and Equipment	-	221,828	292,287	514,115
Less: accumulated depreciation	(12,780)	(3,885,692)	(3,919,244)	(7,817,716)
Total	$33,692	$3,125,362	$2,520,556	$5,679,610

Depreciation expense totaled $1,511,372 for the year ended March 31, 2010.

Note 4.  Intangible Assets

The Company purchased the stock of Smith, Morris and Triple C, see Note 11, which resulted in the recognition of intangible assets.  These intangible assets include the “employment and non-compete agreements” which are critical to the Company because of the management team’s business intelligence and customer relationship value which is required to execute the Company’s business plan.  The intangibles also include their “company operating authority” and “customer lists.”  The company operating authority is tied to their motor carrier number that is issued and monitored by the U.S. Department of Transportation (FDOT).  The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the Company’s insurance costs, one of the most significant expenditure for freight companies. Morris and Smith have the DOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  The customer lists adds value to the Company by providing an established cliental with established rates as well as predictable freight volume. These intangible are as follows:

	June 30, 2010	March 31, 2010

Employment and non-compete agreements	$1,144,293	$1,043,293
Company operating authority and customer lists	1,257,382	891,958
Total intangible assets	2,401,675	1,935,251
Less: accumulated amortization	(1,195,610)	(1,021,383)
Intangible assets, net	$1,206,065	$913,868

Amortization expense totaled $174,228 and $722,862 for the three months ended June 30, 2010 and for the year ended March 31, 2010.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Future amortization of intangible assets is as follows:

March 31,
2011	$600,398
2012	424,269
2013	155,484
2014	25,914
$1,206,065

Note 5.       Line of Credit

Morris Revolving Credit
At June 30, 2010 and March 31, 2010, Morris has $905,943 and $755,044 outstanding under a revolving credit line agreement that allows them to borrow up to a total of $1,500,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due on demand.  The applicable interest rate under this agreement is based on the LIBOR plus 3.5%. The line has financial covenants that require Morris to maintain a tangible net worth of not less than $700,000 and a fixed charge coverage ratio of at least 1 to 1.  Morris is currently in default of these covenants but believe they can negotiate a successful resolution with the lender.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 6.     Notes Payable

Notes payable owed by Morris consisted of the following:

	June 30, 2010	March 31, 2010

Notes payable to Daimler Truck Financial payable in monthly installments ranging from $569 to $5,687 including interest through May 2013 with interest rate ranging from 5.34% to 8.07% secured by equipment	$1,715,335	$1,810,261

Notes payable to Banks payable in monthly installments ranging from $1,805 to $5,829 including interest through June 2010 with interest rate ranging from 5.9% to 7.25% secured by equipment	-	42,585

Notes payable to GE Financial payable in monthly installments ranging from $2,999 to $7,535 including interest through April 2013 with interest rate ranging from 6.69% to 8.53% secured by equipment	698,339	809,984

6.9% note payable to a GMAC Financial in installments of $667 including interest, through August 2013 secured by a vehicle	8,404	112,689

8.59% note payable to a Wells Fargo Bank payable in monthly installments of $4,271 including interest, through October 2011 secured by equipment	116,612	125,991

Totals	$2,538,690	$2,901,510

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Notes payable owed by Smith consisted of the following:

	June 30, 2010	March 31, 2010

Notes payable to bank, due December 2012, payable in monthly installments of $65,000, interest of 9%, collateralized by substantially all of Smith assets	$2,099,371	$2,186,889

Notes payable to bank, due 2010, with monthly interest payments of 6.5%, collateralized by substantially all of Smith assets	1,574,803	1,574,803

Note payable to Platte Valley National Bank, due December 2010, payable in monthly installments of $1,423, with interest at 9.5% collateralized by vehicle.	7,778	11,874

Notes payable to Daimler Chrysler, due 2010, Payable in monthly installments of $10,745, interest ranging from 8-9%, collateralized by 6 tractors.	3,787	13,978

Note payable to Floyds, due 2010, payable in monthly installments of $2,664 with interest at 5.6% unsecured.	4,686	6,229

Note payable to Nissan Motors due June 2011, payable in monthly installments of $505, with interest at 5.6% secured by a vehicle.	6,700	8,322

Unsecured, non-interest bearing note payable to Colorado Holdings, due 2010, payable in monthly installments of $1,250.	669,069	669,069

Total	$4,366,194	$4,471,164

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Notes payable owed by IFC consisted of the following:

	June 30, 2010	March 31, 2010

Various notes payable with various maturity dates. Interest rates ranging from 8.0% to 14%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.40 per share.	$1,544,264	1,151,764

Note payable to Ford Credit, principal and 16.8% interest payment of $885 due monthly, collateralized by truck, used by stockholder.	31,855	38,781

Note payable to a former related party, with interest at 12.00%, a default judgment has been award to the holder, the Company intends to comply with the judgment when funds are available.	47,930	51,740

Totals	$1,624,049	$1,242,285

Summary of notes payable:

	IFC	Morris	Smith	Triple C	Total

Current portion of notes payable	$1,207,478	$1,203,620	$641,322	$-	$3,052,420

Notes payable, net of current portion	416,571	1,335,070	3,724,872	-	5,476,513

Total as of June 30, 2010	$1,624,049	$2,538,690	$4,366,194	$-	$8,528,933

Current portion of notes payable	$1,135,504	$766,343	$2,216,820	$-	$4,118,667

Notes payable, net of current portion	106,781	2,135,167	2,254,344	-	4,496,292

Total as of March 31, 2010	$1,242,285	$2,901,510	$4,471,164	$-	$8,614,959

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7.     Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:

	June 30, 2010	March 31, 2010

Note payable to related party, from acquisition described in note 11, to previous owner of Morris, with interest of 8%, to be paid in full by May 15, 2011.	$970,000	$1,000,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 15, 2011.	210,000	210,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Triple C, payment due November 10, 2010.	150,000	-

Note payable to shareholder, with interest at 8.5%, due on demand.	390,000	390,000

Note payable to shareholder, with interest at 8.0%, due on demand.	40,000	-

	$1,760,000	$1,600,000

Note 8.    Income Taxes

 At June 30, 2010, the Company estimated that it had approximately $23 million of net operating loss carry forwards, which if unused will expire through 2030.  Of the $23 million, approximately $20.8 million is subject to limitations under IRC Section 382 due to owner shifts during the period.

Note 9.    Shareholders’ Deficit

Common Stock

On June 28, 2010, the Company issued 500,000 share of common stock as compensation under contract.  The stock was valued at $0.002 per share, its fair market value at the date of issuance.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Warrants to Purchase Common Stock

For the three months ended June 30, 2010, the Company issued 318,500 common stock warrants to various holders, at an exercise price ranging from $0.40 to $0.50, with a termination period from 3 to 5 years, relating to the issuance of debt obligations.

For the three months ended June 30, 2010, the Company issued 620,883 common stock warrants, with an exercise price of $0.30, an expiration date of 5 years, relating to services provided to the Company.

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.28- 0.46%
Dividend yield	0.00%
Volatility factor	172%
Expected life	5 years

The relative fair value of the warrants issued for the three months ended June 30, 2010, calculated in accordance with ASC 470-20, Debt with Conversion and Other Options; totaled $787.  The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable.  The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

A summary of the grant activity for the three months ended June 30, 2010 is presented below:

	Stock Awards Outstanding & Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance, March 31, 2010	8,053,717	$0.15	1.16 years
Granted	939,383	0.54	5 years
Exercised		N/A	N/A
Expired/Cancelled	-	-	N/A

Balance, June 30, 2010	8,993,100	$0.35	3.08 years

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2010 and March 31, 2010, the number of warrants that were currently vested and expected to become vested was 8,993,100 and 8,053,717, respectively.

Note 10.    Commitments and Contingencies

Operating Leases

The Company leases office space in Sarasota, Florida under a one year operating lease with two additional one year extensions at the option of the Company.  Beginning August 1, 2010, the Company will enter into a new lease for more space at $1,200 per month.

Employment Agreements

The Company entered into three year employment agreements with five executives of the Company.  The Company is committed to pay the executives a total of $710,000 per year, with certain guaranteed bonuses and increases.  The agreements also call for bonuses if the executives meet certain goals which are to be set by the board of directors.

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
(Unaudited)

The aggregate purchase price was $332,500, including 825,000 shares of the Company’s common stock valued at $0.10 per share. Below is a summary of the total purchase price:

Common stock (825,000 shares)	$82,500
Note payable	250,000
$332,500

The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Cash	$96,454
Accounts Receivable, Trade	1,913,282
Accounts Receivable, Officers	96,305
Prepayments	255,545
Other Current Assets	39,687
Net Property and Equipment	3,546,996
Employment contract and non-compete	525,000
Company operating authority and customer list	258,570
Total assets acquired	6,731,839

Bank overdraft	468,784
Accounts payable	136,048
Accrued liabilities and other current liabilities	321,943
Notes payable	5,187,786
Total liabilities assumed	6,114,561

Net assets acquired before minority interest	617,278
less Minority Interest	(284,778)
Net assets acquired	$332,500

Contingent Consideration

As part of the Stock Exchange Agreement with Monte and Mary Smith, if Smith Systems Transportation, Inc. does not maintain certain levels of profitability the notes payable to Monte and Mary Smith can be reduced by up to the full amount, $250,000, of the note.  The results of the payment contingency may affect the final valuation of the Smith acquisition, to be measured at the May 1, 2010 maturity date of the note.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

The aggregate purchase price was $1,300,000, including 3,000,000 shares of the Company’s common stock valued at $0.10 per share. Below is a summary of the total purchase price:

Common stock (3,000,000 shares)	$300,000
Note payable	1,000,000
$1,300,000

The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Cash	$58,252
Accounts Receivable, Trade	1,104,423
Net Property and Equipment	4,535,545
Intangible assets:
Employment and non-compete agreement	518,293
Company operating authority and customer list	633,388
Total assets acquired	6,849,901

Accounts payable	219,073
Accrued liabilities and other current liabilities	92,560
Notes payable	5,238,268
Total liabilities assumed	5,549,901

Net Assets Acquired	$1,300,000

Contingent Consideration

As part of the Stock Exchange Agreement with Mark Morris, if Morris Transportation Inc. maintains certain levels of profitability the amount of the note payable to Mark Morris can be increased up to $250,000.  Pursuant to the terms set forth in the Stock Exchange Agreement and an installment obligation of $150,000, a promissory note of $400,000, with interest at 8.0%, and a maturity date of May 1, 2010, was executed on January 19, 2010.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Triple C Transportation, Inc.

On May 14, 2010, the Company acquired 100% of the common stock of Triple C Transportation, Inc. (“Triple C”), a Nebraska-based refrigerated motor freight business, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was May 14, 2010 and the transaction was accounted for under the purchase method in accordance with ASC 805. Triple C’s results of operations have been included in our consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $466,424, with a weighted average amortization period of 3 years.

The aggregate purchase price was $450,000, including 2,000,000 shares of the Company’s common stock valued at $0.10 per share. Below is a summary of the total purchase price:

Common stock (2,000,000 shares)	$200,000
Notes payable	250,000
$450,000

The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Accounts Receivable, Trade	$120,172
Other Assets	9,283
Intangible assets:
Employment and non-compete agreement	101,000
Company operating authority/Customer list	365,424
Total assets acquired	595,879

Accrued liabilities and other current liabilities	145,879
Total liabilities assumed	145,879

Net Assets Acquired	$450,000

Contingent Liability

The Company did not have enough authorized shares of common stock to issue at the time of the purchase. The shares of common stock will be issued upon completion of the reverse stock split.  The resulting transaction created a contingent liability of $216,424.

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Pro forma results

If the Company had purchased Triple C as of April 1, 2010, the results of operations for the three months ended June 30, 2010 would be as follow:

	IFC	Morris	Smith	Triple C	Total
Revenue	$-	$2,982,581	$1,798,467	$3,563,075	$8,344,123

Operating Expenses
Rents and transportation	-	447,813	638,027	1,318,305	2,404,145
Wages, salaries & benefits	108,987	797,813	419,099	539,103	1,865,002
Fuel and fuel taxes	-	1,091,907	366,644	1,541,576	3,000,127
Other operating expenses	450,004	401,168	374,835	258,783	1,484,790
Total Operating Expenses	558,991	2,738,701	1,798,605	3,657,767	8,754,064
Other Expenses (Income)	78,129	(10,983)	5,357	(110,280)	(37,777)
Net loss before minority interest	(637,120)	254,863	(5,495)	15,588	(372,164)

Minority interest share of subsidiary net income	-	-	5,691	-	5,691
Net loss	$(637,120)	$254,863	$196	$15,588	$(366,473)

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

If the Company had purchased Triple C as of April 1, 2009, the results of operations for the three months ended June 30, 2009 would be as follow:

	IFC	Morris	Smith	Triple C	Total
Revenue	$-	$2,632,686	$1,512,371	$3,361,986	$7,507,043

Operating Expenses
Rents and transportation	-	684,103	580,052	998,200	2,262,355
Wages, salaries & benefits	112,253	740,811	434,130	839,153	2,126,347
Fuel and fuel taxes	-	657,078	253,216	1,248,410	2,158,704
Other operating expenses	265,471	432,769	384,939	482,935	1,566,114
Total Operating Expenses	377,724	2,514,761	1,652,337	3,568,698	8,113,520
Other Expenses (Income)	57,306	(6,362)	57,352	34,260	142,556
Net loss before minority interest	(435,030)	124,287	(197,318)	(240,972)	(749,033)

Minority interest share of subsidiary net income	-	-	(2,035)	-	(2,035)
Net loss	$(435,030)	$124,287	$(199,353)	$(240,972)	$(751,068)

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

PLANGRAPHICS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Revenue	Net Income (Loss)	Total Assets
June 30, 2010
IFC	$-	$(587,066)	$2,379,685
Morris	2,982,581	254,863	4,375,402
Smith	1,798,467	197	2,866,433
Triple C	1,925,199	2,348	130,773
	$6,706,247	$(329,658)	$9,752,293

June 30, 2009
IFC	$-	$(435,030)	$2,428,983
Morris	2,632,686	124,287	5,173,000
Smith	1,512,371	(199,353)	2,990,453
	$4,145,057	$(510,096)	$10,592,436

Note 13. Subsequent Events

On August 19, 2010, at a special stockholder’s meeting the Company approved a reverse stock split, a relocation of its State of Incorporation to Florida and a change of its name to Integrated Freight Corporation. The Company's name change and State of Incorporation have been approved and are effective as of August 18, 2010.  The reverse stock split has been approved but is not effective as of the date of this filing.

The reverse stock split is in a ratio of one share for each 244.8598 shares outstanding. The effective date will be ten days after submission of notice to the Financial Industry Regulatory Authority, which is expected within five business days. Fractional shares will be paid for at a price of $0.0035, unless the stockholder also has at least one other whole share, in which event the fractional share will be rounded up.

The company is changing its State of Incorporation to Florida from Colorado, by 'domestication' and 'conversion.' In the process of domestication in Florida, the company's name will be changed to "Integrated Freight Corporation."

Management has evaluated events and transactions that occurred subsequent to June 30, 2010 through August 23, 2010, the date the financial statements were issued.  Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following analysis of our consolidated financial condition and results of operations for the three months ended June 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

Overview

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

Three months ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following table presents and compares the results of our operations for the three months ending June 30, 2010 and 2009.  We purchased our third subsidiary May 14, 2010.  In reading this information, we encourage you to consider the differential in the periods being compared.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009	$ change	% change

Revenue	$6,706,247	$4,145,057	$2,561,190	61.79%

Operating Expenses
Rents and transportation	1,752,971	1,264,155	488,816	38.67%
Wages, salaries and benefits	1,630,269	1,287,194	343,075	26.65%
Fuel and fuel taxes	2,290,031	910,294	1,379,737	151.57%
Depreciation and amortization	518,274	510,683	7,591	1.49%
Insurance and claims	262,361	152,887	109,474	71.60%
Operating taxes and licenses	46,011	22,637	23,374	103.26%
General and administrative	518,228	430,305	87,923	20.43%
Total Operating Expenses	7,018,145	4,578,155	2,439,990	53.30%

Other Expenses
Interest	154,219	214,978	(60,759)	(28.26%)
Interest - related parties	39,898	17,189	22,709	132.11%
Other Income	(170,666)	(123,871)	(46,795)	37.78%
Total Other Expenses	23,451	108,296	(84,845)	(78.35%)
Net loss before noncontrolling interest	(335,349)	(541,394)	206,045	(38.06%)
Noncontrolling interest share of subsidiary net income	5,691	(2,035)	(7,726)	(379.66%)
Net loss	$(329,658)	$(543,429)	$213,771	(39.34%)

Revenues

For the three months ended June 30, 2010, we reported revenues of $6,706,247 as compared to revenues of $4,145,057 for the three months ended June 30, 2009 an increase $2,561,190 or approximately 61.79%.  The increase is due to two primary factors: the acquisition of Triple C Transportation in May, 2010 and the increase in freight revenue in correlation to the US economy.

Total Operating Expenses

Our total operating expenses increased approximately 53.30% to $7,018,145 for the three months ended June 30, 2010 as compared to $4,578,155 for the three months ended June 30, 2009.  These changes include:

Rents and Transportation For the three months ended  June 30, 2010, rents and transportation costs were $1,752,971 as compared to $1,264,155 for the three months ended June 30, 2009, an increase of $488,816 or 38.67%.  The increase was due to the acquisition of Triple C Transportation.

Wages, salaries and benefits For the three months ended June 30, 2010, wages, salaries and benefits costs were $1,630,269 as compared to $1,287,194 for the three months ended June 30, 2009, an increase of $343,075 or 26.65%.  The increase was due to the acquisition of Triple C Transportation.

Fuel and fuel taxes For the three months ended  June 30, 2010, fuel and fuel taxes  costs were $2,290,031 as compared to $910,294 for the three months ended June 30, 2009, an increase of $1,379,737 or 151.57%.  A correlating fuel price instability is a contributing factor in these increases.

Depreciation and amortization For the three months ended  June 30, 2010, depreciation and amortization costs were $518,274 as compared to $510,683 for the three months ended June 30, 2009, an increase of $7,591 or 1.49%.

Insurance claims For the three months ended June 30, 2010, insurance claims costs were $262,361 as compared to $152,887 for the three months ended June 30, 2009, an increase of $109,474 or 71.60%.

Operating taxes and licenses For the three months ended  June 30, 2010, operating taxes and licenses costs were $46,011 as compared to $22,637 for the three months ended June 30, 2009, an increase of $23,374 or 103.26%.

General and administrative expenses For the three months ended June 30, 2010, general and administrative expenses costs were $518,228 as compared to $430,305 for the three months ended June 30, 2009, an increase of $87,923 or 20.43%.

Our large expenses, for example truck lease and financing costs, are fixed.  Our driver payroll fluctuates with the freight shipped; however, we do have fixed payroll expenses for the office, management and the shop that do not increase in correlation to the increase on freight income.  With our reduction in operating expenses during fiscal 2010 and the increase in the current freight sector, we believe the results of these events will be reflected positively in fiscal 2011.

Loss from Operations

The Company reported a loss from operations of $311,898 for the three months ended June 30, 2010 as compared to a loss from operations of $433,098 for the three months ended June 30, 2009, a decrease of $121,200 or 27.98%.

Other Income (Expenses)

The Company reported total other income of $170,666 for the three months ended June 30, 2010 as compared to total other income of $123,871 for the three months ended June 30, 2009, an increase of $46,795 or 37.78%.

Net Loss

The Company reported a net loss of $329,658 for the three months ended June 30, 2010 as compared to a net loss of $543,429 for the three months ended June 30, 2009, a decrease of $213,771 or 9.34%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2010 and March 31, 2010:

	June 30,	March 31,	$	%
	2010	2010	change	change

Working Capital	$(4,592,032)	$(5,073,077)	$481,045	9.48%

Cash	125,727	48,101	77,626	161.38%
Accounts receivables, net	2,622,020	2,306,738	315,282	13.67%
Prepaid expenses and other assets	456,241	336,127	120,114	35.73%
Property and equipment, net	5,342,240	5,679,610	(337,370)	(5.94%)
Intangible assets, net	1,206,065	913,868	292,197	31.97%
Total Assets	9,752,293	9,284,444	467,849	5.04%

Bank overdraft	209,547	166,966	42,58	25.50%
Accounts payable	554,082	447,752	106,330	23.75%
Accrued and other liabilities	1,097,604	885,613	211,991	23.94%
Contingent liabilities	216,424	-	216,424	100.00%
Line of credit	905,943	755,044	150,899	19.99%
Notes payable	10,288,933	10,214,960	73,973	0.72%
Total Liabilities	13,272,533	12,470,335	802,198	6.43%
Common stock	1,193,879	1,192,879	1,000	0.08%
Accumulated deficit	(5,043,997)	(4,714,339)	329,658	6.99%
Non controlling interest	329,878	335,569	(5,691)	(1.70%)
Total Liabilities and Stockholders’ Deficit	$9,752,293	$9,284,444	467,849	5.04%

Net cash provided by operating activities was $109,430 for the three months ended June 30, 2010 as compared to net cash used in operating activities of $452,186 for the three months ended June 30, 2009, an increase of $561,616. For the three months ended June 30, 2010, the Company had a net loss of $329,658, along with non-cash items such as depreciation and amortization expense of $518,273, share-based compensation expense of $1,000, minority interest in earnings of a subsidiary of $5,691, offset by changes in assets and liabilities of $74,494. During the three months ended June 30, 2009 the Company experienced a net loss of $543,429, along with non-cash items such as depreciation and amortization expense and deferred finance costs of $534,656, minority interest in earnings of a subsidiary of $2,035, offset by changes in assets and liabilities of $478,781.

Net cash used in investing activities for the three months ended June 30, 2010 was $106,674 as compared to net cash provided by investing activities of $4,006 for the three months ended June 30, 2009. During the three months ended June 30, 2010, the Company used cash of $100,000 for the purchase of Triple C Transportation.

Net cash provided by financing activities for the three months ended June 30, 2010 was $74,870 as compared to net cash provided of $371,289 for the three months ended June 30, 2009.  For the three months ended June 30, 2010, net cash provided by financing activities related to proceeds received from notes payable of $388,000 which were funds received from various lenders, as well as an advance of $150,899 on the line of credit, offset by repayments on notes payable of $464,029 which were to pay down the balances on various notes related to the trucks and trailers.

Outlook

Notwithstanding our operating losses in the comparative quarters covered by this report on Form 10-Q, the Company has experienced positive cash flows and improvements in our working capital positions at the subsidiary level during the quarter ended June 30, 2010 compared to the same quarter in 2009.  As the Company begins to consolidate the duplicated functions among our subsidiaries, which the Company has begun in the areas of insurance, fuel purchasing, the Company expects to achieve further savings which will be reflected in improved cash flows and working capital positions, and profitable operations of which there is no assurance.  The expenses associated with maintaining our reporting under the Securities Exchange Act at the parent level have significantly contributed to our consolidated negative cash flow and working capital positions.  In particular, the legal and accounting expenses associated with acquisitions and first-time audits of acquisition candidates have resulted in greater cash outflows and expenses in these categories than we expect to experience when our acquisition program matures in the future.  The Company does not expect a positive change in these factors until the Company completes additional acquisitions, if any, which will enable the Company to spread the parent’s expenses, associated with being a publicly traded and reporting company and costs of future acquisition over a larger revenue and cash flow base.

The Company believes that we are in a recovering truckload freight market as the operating environment grew increasingly positive during the first quarter of 2011.  This improvement marks the second consecutive quarter with increased year over year average miles per tractor. Market share growth continued in the fourth quarter of 2010.  The Company expects the upward trend to continue in future quarters.

Even though management is optimistic about the economic recovery, the transportation industry is generally cash lean with over-leveraged balance sheets. The Company intends to invest more heavily as demand for truckload services improves. The Company believes we are well-positioned to grow our business as the recovery continues to develop.

The Company believes that our level of profitability, fleet renewal strategy, and use of independent contractors will enable us to internally finance attractive levels of fleet growth when demand conditions are right. Based on our growing network, a history of low cost operations and anticipated access to substantial capital resources, we believe we have the competitive position and ability to perpetuate our model based on leading growth and profitability.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles ("GAAP") requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consulting with experts, and using other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions.  The Company considers our critical accounting policies to be those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.  A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 to our consolidated financial statements.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of June 30, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our Chief Executive Officer/Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, such disclosure controls and procedures were not effective.

The two primary reasons for management’s conclusions are:

•	Insufficient personnel to implement checks and balances; and
•	Decentralization of accounting functions in each subsidiary.

We intend to begin centralizing our accounting functions within the parent company during the four month period beginning March 1, 2010.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect this control.

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

PlanGraphics, Inc., a Maryland corporation, referred to as PGI-MD in our prior filings has brought suit against us for collection on a note given in reimbursement of expenses it advanced to us between May 5 and December 31, 2009 and in payment for services rendered with respect to the design and construction of our Integrated Freight web site.  The suit was filed in the Franklin County Kentucky Circuit Court, case no. 10-CI-01009. The note has an approximate balance of $49,000, plus accrued interest, costs and attorney’s fees.  We are not defending against the suit and expect PGI-MD to obtain a default judgment.  We cannot predict when we will have funds to pay this judgment, if it is entered.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our unregistered sales of common stock during the three months ended June 30, 2010 that were not reported on Form 8-K:

Class of Purchaser	Aggregate Number of Shares

Debenture/note holder (1)	16,998,708 shares
Debenture/note holder (2)	31,314,712 shares
Financial Consultant (3)	500,000 shares
_________________

1)  A non-affiliated, accredited investor.  Issued in conversion of debentures and promissory notes.
(2)  A non-affiliated, accredited investor, including his defined benefit plan and 401K plan.   Issued in exchange for and satisfaction of $5,000 of an $18,000 debenture issued January 10, 2009, plus accrued and unpaid interest.
(3)  A non-affiliated, accredited person, including his designee for a portion of the shares.  Issued in partial payment of fees for financial consulting services to be rendered.

The stock issuances to the debenture/note holders identified above were made to two creditors of Integrated Freight (one creditor including the individual and his defined benefit and his 401K plans), to whose obligations we succeeded as a result of its merger into us as of December 24, 2009.  The stock issuance to the financial consultant was made in a partial payment of financial consulting services to be rendered.  We did not pay and to our knowledge no one acting on our behalf paid any commissions or other compensation with respect to the sales identified in the foregoing table.

The following table sets forth information about our commitments during the three months ended June 30, 2010 to make unregistered sales of common stock, subject to completion of our planned reverse stock split as described in our definitive Schedule 14C filed with the U.S. Securities and Exchange Commission and mailed to our stockholders as described therein.

Class of Purchaser	Aggregate Number of Shares

Lender (1)	266,666 shares
Counsel to lender (2)	8,000 shares
_________________

(1)  A non-affiliated, accredited investor.  Issued as additional consideration for a $100,000 loan.
(2)  Non-affiliated, accredited investors.   Issued to two attorneys in partial payment for legal services rendered in preparation of loan documents on behalf of the lender on the preceding line..

  We negotiated with and borrowed the funds from the holders of the convertible debentures/notes and the lender directly from the purchasers.  .  We used the cash proceeds from the borrowings for working capital in payment of then current obligations.  We negotiated the financial consulting services agreement directly with the consultant and the payment of legal fees directly with the attorneys.  We derived no cash proceeds under the consulting agreement.  Each of the investors acknowledged the investment nature of the transaction and a legend was placed on the note and debenture certificates, prohibiting public resale of the obligations, except in compliance with the requirements of Rule 144 which have been satisfied with respect to the stock issued in conversion and exchange.  We believe each of the investors has both (a) such relationship with us and (b) such knowledge and experience in business and financial transactions that he is able to understand and evaluate the risks and merits of investment in our common stock.  We relied upon the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Act”) provided in Section 4(2) of the Act and the rules and regulations thereunder, on grounds that borrowing and the conversion and the exchange did not involve a public offering within the meaning of the Act.

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

Integrated Freight Corporation

Date:	August 23, 2010

By:	/s/ Paul A. Henley
Paul A. Henley, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Operating Officer)
(Principal Financial and Principal Accounting Officer)