Form 10-Q
period 2010-09-30
INTEGRATED FREIGHT Corp
filed 2010-11-19
CIK 783284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 [Second Quarter]

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

Issuer’s telephone number: (941) 907-8372

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value	(None)

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

The number of shares outstanding of each of the issuer’s classes of common stock at November 17, 2010 was 24,312,989 shares of $0.001 par value common stock.

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

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements.  While we make these forward–looking statements based on various factors and derived using numerous assumptions, we have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Triple C Transport, Inc., which we acquired effective as of May 5, 2010 are consolidated in our financial statements included herein at and for the second quarter ended September 30, 2010.  We have encountered unexpected complications and delays in completing an audit of Triple C Transport’s financial statements at and for the twelve months ended March 31, 2010 and 2009, in particular as related to the condition of its and its predecessor’s financial records.  Accordingly, we do not have audited financial statements of Triple C Transport as the starting point for Triple C Transport’s financial statements at and for the second quarter ended September 30, 2010.  Our consolidated financial statements included herein are subject to adjustment with respect to Triple C Transport’s financial statements for the concurrent period which may and are expected to result from completion of Triple C Transport’s audit.

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

INTEGRATED FREIGHT CORPORATION

Consolidated Balance Sheets

	September 30, 2010	March 31, 2010 (1)
Assets	(Unaudited)
Current assets:
Cash	$141,761	$48,101
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,636,751	2,306,738
Prepaid expenses and other assets	362,969	336,127
Total current assets	3,141,481	2,690,966

Property and equipment, net of accumulated depreciation	4,814,734	5,679,610
Intangible assets, net of accumulated amortization	1,005,925	913,868
Total assets	$8,962,140	$9,284,444

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$252,531	$166,966
Accounts payable	505,429	447,752
Accrued expenses and other liabilities	1,013,532	885,613
Line of credit	749,901	755,044
Notes payable - related parties	1,610,000	1,441,740
Current portion of notes payable	2,731,113	4,066,928
Total current liabilities	6,862,506	7,764,043

Warrant liability	60,000	-
Notes payable - related parties	-	210,000
Notes payable, net of current portion and debt discount	4,992,426	4,496,292
Total long-term liabilities	5,052,426	4,706,292

Total liabilities	11,914,932	12,470,335

Stockholders’ deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
23,922,989 and 7,932,889 shares issued and outstanding	23,923	7,933
Additional paid-in capital	2,266,933	1,184,946
Accumulated deficit	(5,564,187)	(4,714,339)
Total Integrated Freight Corporation stockholders’ deficit	(3,273,331)	(3,521,460)
Non controlling interest	320,539	335,569
Total stockholders’ deficit	(2,952,792)	(3,185,891)

Total liabilities and stockholders’ deficit	$8,962,140	$9,284,444

(1) Derived from audited financial statements

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$15,372,240	$8,832,631	$8,665,993	$4,687,574

Operating Expenses
Rents and transportation	4,131,334	2,617,766	2,378,363	1,353,611
Wages, salaries and benefits	3,593,499	2,949,320	1,963,230	1,662,126
Fuel and fuel taxes	5,042,912	1,911,444	2,752,881	1,001,150
Depreciation and amortization	1,181,739	952,475	600,959	441,792
Insurance and claims	591,210	324,261	328,849	171,374
Operating taxes and licenses	108,711	64,390	62,700	41,753
General and administrative	1,147,257	1,121,140	691,535	602,912
Total Operating Expenses	15,796,662	9,940,796	8,778,517	5,274,718

Other Income (Expense)
Loss on change of fair value of warrant liability	(60,000)	-	(60,000)	-
Interest	(480,432)	(586,456)	(326,213)	(432,237)
Interest - related parties	(87,227)	(34,093)	(47,329)	(16,904)
Other income (expense)	182,963	108,498	12,297	15,373
Total Other Income (Expense)	(444,696)	(512,051)	(421,245)	(433,768)
Net loss before noncontrolling interest	(869,118)	(1,620,216)	(533,769)	(1,020,912)
Noncontrolling interest share of subsidiary net income	15,030	16,220	9,339	10,529
Net loss	$(854,088)	$(1,603,996)	$(524,430)	$(1,010,383)

Net loss per share - basic and diluted	$(0.04)	$(0.08)	$(0.02)	$(0.05)

Weighted average common shares outstanding - basic and diluted	21,561,035	21,366,068	22,166,759	19,933,246

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
Cash flows from operating activities:	2010	2009
Net loss	$(854,088)	$(1,603,996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,181,739	952,475
Debt discount amortization	169,012	23,536
Deferred finance cost amortization	-	94,751
Loss on change of fair value of warrany liability	60,000	-
Loss on asset dispositions	6,744	-
Minority interest in earnings of subsidiary	(15,030)	16,220
Stock issued for stock based compensation	5,746	187,854
Stock issued for interest	-	39,325
Increases/decreases in operating assets and liabilities	-	-
Accounts receivable	(330,013)	(628,157)
Prepaid expenses and other assets	(26,842)	7,028
Other assets	-	(718,845)
Accounts payable	57,677	236,842
Accrued and other liabilities	(41,093)	146,439
Net cash (used) in/provided by operating activities	213,852	(1,246,528)

Cash flows from investing activities:
Purchase of property and equipment	(34,240)	(24,455)
Proceeds from asset disposition	85,000	-
Purchase of subsidiary	(100,000)	-
Net cash used in investing activities	(49,240)	(24,455)

Cash flows from financing activities:
Repayments of notes payable	(715,374)	(21,644)
Proceeds of long term debt	559,000	522,320
Net proceeds/(repayments) from line of credit	(5,143)	181,905
Bank overdraft	85,565	320,264
Proceeds from sale of common stock	5,000	102,000
Distributions paid to common shareholders	-	37,306
Net cash (used) in/provided by financing activities	(70,952)	1,142,151
Net change in cash	93,660	(128,832)
Cash, beginning of period	48,101	158,442
Cash, end of period	$141,761	$29,610

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

Integrated Freight Corporation (a Florida corporation) [formerly PlanGraphics, Inc (a Colorado corporation)] and subsidiaries (the “Company”) is a short to medium-haul truckload carrier of general commodities headquartered in Sarasota, Florida. The Company provides dry van, hazardous materials, and temperature controlled truckload services.  The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

Pursuant to an agreement in connection with Integrated Freight Corporation’s (“Original IFC”) acquisition of control of the Company on May 1, 2009, the Company completed the sale of its historic operations to its former director and chief executive officer.  This transaction closed on December 27, 2009.  Since the Company had, due to the sale of its historical operations, minimal assets and limited operations, the recapitalization has been accounted for as the sale of 99,157,730 shares of IFC common stock for the net liabilities of the Company. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of IFC. Costs of the transaction have been charged to the period in which they are incurred.

Following are the terms of the merger agreement:

On December 24, 2009, Original IFC filed articles of merger in the State of Florida; and, on December 23, 2009, the Company filed articles of merger in the State of Colorado. Pursuant to these articles of merger, Original IFC merged into the Company and the Company is the legal surviving corporation.

Original IFC acquired 401,559,467 shares of the Company’s common stock, or 80.2 percent of the Company’s issued and outstanding common stock, as of May 1, 2009, for the purpose of merging the Company into Original IFC, with Original IFC being the surviving corporation. Uncertainty as to when Original IFC could obtain an effective registration statement on Form S-4 (which it filed and has now withdrawn) to complete the merger caused delays in Original IFC obtaining debt and equity funding and completing negotiations for additional acquisitions. On November 11, 2009, Original IFC and the Company agreed to restructure the transaction to provide for the Company’s acquisition of more than ninety percent of Original IFC’s issued and outstanding common stock and its merger into the Company. Colorado corporation law permits the merger of a subsidiary company owned ninety percent or more by a parent company into the parent company without stockholder approval.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

In furtherance of this change to the plan to combine Original IFC and the Company, 20,228,246 shares of Original IFC’s outstanding common stock were transferred by its stockholders to Jackson L. Morris, trustee for The Integrated Freight Stock Exchange Trust, a Florida business trust (“Trust”). Original IFC also transferred the 401,559,467 shares of the Company’s common stock it owned to the Trust. The Company then exchanged 1,406,284,229 shares of its unissued common stock for the 20,228,246 shares of Original IFC held in the Trust. As a result of this transfer and exchange, the Trust held 1,807,843,696 of the Company’s shares. The number of shares of the Company’s common stock that it exchanged for the number of shares of Original IFC stock was not based on any financial or valuation considerations, but solely on the number of shares of the Company’s authorized but unissued shares in relation to the percentage of Original IFC’s outstanding common stock included in the exchange and the requirements of Colorado law that the Company own ninety percent or more of Original IFC in order to complete the merger without stockholder approval.

Accordingly, the Company accounted for the acquisition and merger as a recapitalization because Original IFC stockholders gained control of a majority of the Company’s common stock upon completing these transactions.  Accordingly, Original IFC is deemed to be the acquirer for accounting purposes.  The consolidated financial statements have been retroactively restated to give effect to these transactions for all periods presented, except the statement of stockholders’ deficit with regard to common shares outstanding.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2010, and notes thereto and other pertinent information contained in Form 10-K of (the “Company”) as filed with the Securities and Exchange Commission (the “Commission”).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”), Smith Systems Transportation, Inc. (“Smith”) and Triple C Transportation, Inc. (“Triple C”).  Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”).  All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2010 and March 31, 2010.

Accounts Receivable Allowance

The Company makes estimates of the collectability of accounts receivable. The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of our allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.  Accordingly, the Company made a $50,000 allowance for uncollectible accounts and revenue adjustments as of September 30, 2010 and March 31, 2010.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on the straight-line method over the following estimated useful lives:

Years
Buildings / improvements	20 - 40
Furniture and fixtures	3 – 5
Shop and service equipment	2 – 5
Tractors and trailers	5 – 9
Leasehold improvements	1 – 5

NTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other.  Our business combinations did not result in any goodwill as of September 30, 2010 and March 31, 2010.

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2010 and March 31, 2010.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the six month period ended September 30, 2010 and 2009, advertising expense was approximately $5,300 and $300.

Warranty Liability

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of common stock, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances.  Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815.

The Company determined the fair value of the warrants issued on December 17, 2009 and May 10, 2010, was $60,000 and recorded that amount in warrant liability.

For the six months ended September 30, 2010, the Company recorded a loss on the change in fair value of derivative liability of $60,000 to mark to market for the increase in fair value of the warrants during the six months ended September 30, 2010.

The Company determined the fair value of the warrant liability at September 30, 2010 was $60,000. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.64% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

12/17/2009	$0.50	50,000	2.25	172%	$38,850
05/10/2010	$0.50	25,000	4.50	172%	21,150
					$60,000

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the Company's warrant liability activity and balances as of and for the six months ended September 30, 2010 are as follows:

Warrant liability balance as of March 31, 2010	$-
Fair value of warrants issued during the period ended September 30, 2010	21,150
Fair value of warrants whose anti-dilution provisions expired during the period ended September 30, 2010	-
Increase in the fair value of warrants liability during the period ended September 30, 2010	38,850
Warrant liability balance as of September 30, 2010	$60,000

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the six months ended September 30, 2010 and 2009, the Company’s top four customers, based on revenue, accounted for approximately 27% and 48%, of total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 19% and 34% of total trade accounts receivable at September 30, 2010 and March 31, 2010.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of September 30, 2010 and March 31, 2010, the Company's bank deposits did not exceed insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At September 30, 2010 and March 31, 2010, the Company had $749,901 and $755,044 outstanding under its revolving credit agreement, and $9,333,539 and $10,214,960, including $1,610,000 and $1,651,740 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At September 30, 2010 and March 31, 2010, management estimated $-0- in claims accrual above insurance deductibles.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2010 and March 31, 2010, there was no variance between the basic and diluted loss per share.  The 9,694,033 and 8,053,717 warrants to purchase common shares outstanding at September 30, 2010 and March 31, 2010, are not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09, which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (1) exempts entities that file their financial statements with, or furnish them to, the SEC from disclosing the date through which subsequent events procedures have been performed and (2) clarifies the circumstances in which an entity’s financial statements would be considered restated and in which the entity would therefore be required to update its subsequent events evaluation since the originally issued or available to be issued financial statements. ASU 2010-09 became effective immediately upon issuance, and the Company has adopted its disclosure requirements beginning with its year ended March 31, 2010.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 2.         Related Party Transactions

The Company has not entered into any transactions with the Company’s directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control, except as described below.

Triple C Transportation, Inc. paid $867,313 in truck rental for the six months ended September 30, 2010, to an entity that is owned by a director of the Company.

Morris Transportation, Inc. paid $31,716 in building rent for the six months ended September 30, 2010, to an entity that is owned by a director of the Company.

Note 3.     Property and Equipment

Property and equipment consist of the following at September 30, 2010:

	IFC	Morris	Smith	Triple C	Consolidated
Buildings	$-	$1,969	$443,266	$-	$445,235
Tractors and Trailers	-	6,053,263	5,598,029	-	11,651,292
Vehicles	69,342	64,280	119,060	-	252,682
Furniture, Fixtures and Equipment	-	223,331	289,313	-	512,644
Less: accumulated depreciation	(17,427)	(3,809,446)	(4,220,246)	-	(8,047,119)
Total	$51,915	$2,533,397	$2,229,422	$-	$4,814,734

Depreciation expense totaled $807,372 for the six months ended September 30, 2010.

Property and equipment consist of the following at March 31, 2010:

	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$443,266	$445,235
Tractors and Trailers	-	6,722,977	5,585,187	12,308,164
Vehicles	46,472	64,280	119,060	229,812
Furniture, Fixtures and Equipment	-	221,828	292,287	514,115
Less: accumulated depreciation	(12,780)	(3,885,692)	(3,919,244)	(7,817,716)
Total	$33,692	$3,125,362	$2,520,556	$5,679,610

Depreciation expense totaled $1,511,372 for the year ended March 31, 2010.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 4.  Intangible Assets

The Company purchased the stock of Morris, Smith, and Triple C, see Note 11, which resulted in the recognition of intangible assets.  These intangible assets include the “employment and non-compete agreements” which are critical to the Company because of the management team’s business intelligence and customer relationship value which is required to execute the Company’s business plan.  The intangibles also include their “company operating authority” and “customer lists.”  The Company operating authorities are tied to their motor carrier numbers that are issued and monitored by the U.S. Department of Transportation ("FDOT").  The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the company’s insurance costs, one of the most significant expenditures for freight companies. Morris and Smith have the DOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  Triple C has a rating of “Conditional.”  The customer lists adds value to the Company by providing an established cliental with established rates as well as predictable freight volume. These intangible are as follows:

	September 30, 2010	March 31, 2010
Employment and non-compete agreements	$1,144,293	$1,043,293
Company operating authority and customer lists	1,257,382	891,958
Total intangible assets	2,401,675	1,935,251
Less: accumulated amortization	(1,395,750)	(1,021,383)
Intangible assets, net	$1,005,925	$913,868

Amortization expense totaled $374,367 and $722,862 for the six months ended September 30, 2010, and for the year ended March 31, 2010. Amortization expense for the six months ended September 30, 2009, was $130,595.

Future amortization of intangible assets is as follows:

March 31,
2011	$400,258
2012	424,269
2013	155,484
2014	25,914
$1,005,925

Note 5.       Line of Credit

Morris Revolving Credit
At September 30, 2010 and March 31, 2010, Morris has $749,901 and $755,044 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due August 27, 2012.  The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 6.     Notes Payable

Notes payable owed by Morris consisted of the following:

	September 30, 2010	March 31, 2010

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$1,459,983	$1,810,261

Notes payable to GMAC, payable in monthly installments of $667 including interest, through June 2011, with interest rates ranging from 5.9% to 7.25%, secured by equipment	6,110	42,585

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	560,146	809,984

Note payable to Chrysler Credit, payable in monthly installments of $5,687 including interest, through November 2011, with interest at 6.9%, secured by equipment	80,076	112,689

Note payable to Wells Fargo Bank, payable in monthly installments of $4,271 including interest, through October 2011, with interest at 6.59%, secured by equipment	110,261	125,991

Totals	$2,216,576	$2,901,510

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Notes payable owed by Smith consisted of the following:

	September 30, 2010	March 31, 2010

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$2,003,096	$2,186,889

Notes payable to bank, payable in monthly installments of $8,341 including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,559,803	1,574,803

Note payable to Platte Valley National Bank, payable in monthly installments of $1,423 with interest, through December 2010, with interest at 9.5%, collateralized by vehicle.	3,435	11,874

Notes payable to Daimler Chrysler, payable in monthly installments of $10,745 with interest, through May 2011, with interest rates ranging from 8% to 9%, collateralized by six tractors.	344	13,978

Note payable to Floyds, paid in full	-	6,229

Note payable to Nissan Motors, payable in monthly installments of $505 including interest, through June 2011, with interest at 5.6%, secured by a vehicle.	5,060	8,322

Unsecured, non-interest bearing note payable to Colorado Holdings, , payable in monthly installments of $5,000, through 2023.	676,558	669,069

Total	$4,248,296	$4,471,164

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Notes payable owed by IFC consisted of the following:

	September 30, 2010	March 31, 2010

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$1,680,264	$1,151,764

Note payable to Ford Credit, principal and 16.8% interest payment of $885 due monthly, collateralized by truck, used by stockholder.	29,645	38,781

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.	47,930	51,740

Less: unamortized discount on notes payable	(499,172)	-

Totals	$1,258,667	$1,242,285

The Company valued the Notes Payable at their face value and calculated the beneficial conversion feature of the warrants using Black Scholes in deriving a discount that is being amortized over the term of the Notes as interest expense using a straight line method.

The Company maintains debt obligations in which the maturity dates have passed.  The Company is currently in negotiation with these debt holders and intends to extend the terms of the maturity dates or convert the debt into equity.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Summary of notes payable:

	IFC	Morris	Smith	Triple C	Total

Current portion of notes payable	$1,119,667	$997,208	$614,238	$-	$2,731,113

Notes payable, net of current portion	139,000	1,219,368	3,634,058	-	4,992,426

Total as of September 30, 2010	$1,258,667	$2,216,576	$4,248,296	$-	$7,723,539

Current portion of notes payable	$1,135,504	$766,343	$2,216,820	$-	$4,118,667

Notes payable, net of current portion	106,781	2,135,167	2,254,344	-	4,496,292

Total as of March 31, 2010	$1,242,285	$2,901,510	$4,471,164	$-	$8,614,959

Future maturities of notes payable for the five years subsequent to September 30, 2010, are as follows:

September 30,
2011	$2,731,113
2012	3,247,613
2013	1,080,272
2014 and thereafter	664,541
$7,723,539

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 7.     Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:

	September 30, 2010	March 31, 2010

Note payable to related party, from acquisition described in note 11, to previous owner of Morris, with interest of 8%, to be paid in full by May 15, 2011.	$970,000	$1,000,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 15, 2011.	210,000	210,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Triple C, payment due November 10, 2010. The Company is currently in negotiations to extend maturity.	150,000	-

Note payable to shareholder, with interest at 8.5%, due on demand.	240,000	390,000

Note payable to shareholder, with interest at 8.0%, due on demand.	40,000	-

	$1,610,000	$1,600,000

Note 8.    Income Taxes

 At September 30, 2010, the Company estimated that it had approximately $23 million of net operating loss carry forwards, which if unused will expire through 2030.  Of the $23 million, approximately $20.8 million is subject to limitations under IRC Section 382 due to owner shifts during the period. A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the net deferred tax asset will be realized.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 9.    Shareholders’ Deficit

Common Stock

For the six months ending September 30, 2010, the Company issued 500,000 shares of common stock as compensation under contract.  The stock was valued at $0.002 per share, its fair market value at the date of issuance.

The Company issued 5,333 shares of common stock as compensation for legal services.  The stock was valued at $0.89 per share, its fair market value at the date of issuance.

The Company issued 150,000 shares of common stock as repayment of a loan from a stockholder.  The stock was valued at $1.00 per share, its fair market value at the date of issuance.

 The Company issued 333,333 shares of common stock to an investor as a bonus for financing.  The stock was valued at $0.89 per share, its fair market value at the date of issuance.

The Company issued 2,000,000 shares of common stock for the acquisition of Triple C Transportation.  These shares were valued at $0.10 per share, the fair market value at the time of the acquisition.

The Company issued 135,679 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.30 per share.

The Company sold 10,000 shares of common stock.  These shares were sold at $0.50 per share.

Warrants to Purchase Common Stock

For the six months ended September 30, 2010, the Company issued 1,009,433 common stock warrants to various holders, at an exercise price ranging from $0.30 to $0.50, with a termination period from 3 to 5 years, relating to the issuance of debt obligations.

The Company issued 620,883 common stock warrants, with an exercise price of $0.30, an expiration date of 5 years, relating to services provided to the Company.

The Company issued 10,000 common stock warrants, with an exercise price of $1.00, an expiration date of 3 years, relating to the purchase of the Company’s common stock.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.64- 1.76%
Dividend yield	0.00%
Volatility factor	172%
Expected life	3-5 years

The relative fair value of the warrants issued for the six months ended September 30, 2010, calculated in accordance with ASC 470-20, Debt with Conversion and Other Options; totaled $569,077.  The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable.  The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

A summary of the grant activity for the six months ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average
	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, March 31, 2010	8,053,717	0.15	1.16 years
Granted	1,640,316	0.54	5 years
Exercised		N/A	N/A
Expired/Cancelled	-	-	N/A

Balance, September 30, 2010	9,694,033	$0.35	3.08 years

As of September 30, 2010 and March 31, 2010, the number of warrants that were currently vested and expected to become vested was 9,694,033 and 8,053,717, respectively.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 10.    Commitments and Contingencies

Operating Leases

The Company leases office space in Sarasota, Florida under a one year operating lease with two additional one year extensions at the option of the Company.  Beginning August 1, 2010, the Company entered into a new lease for more space at $1,200 per month.  The Company also entered into a 60-month lease, at $7,700 per month; relating to IT hardware infrastructure.  In addition, the Company entered into an 18-month and a 48-month lease for computer equipment; these leases are $6,300 and $17,900 per month respectively.

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
(Unaudited)

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

Triple C Transportation, Inc.

On May 14, 2010, the Company acquired 100% of the common stock of Triple C Transportation, Inc. (“Triple C”), a Nebraska-based refrigerated motor freight business, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was May 14, 2010, and the transaction was accounted for under the purchase method in accordance with ASC 805. Triple C’s results of operations have been included in our consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $466,424, with a weighted average amortization period of 3 years.

The aggregate purchase price was $450,000, including 2,000,000 shares of the Company’s common stock valued at $0.10 per share. Below is a summary of the total purchase price:

Common stock (2,000,000 shares)	$200,000
Notes payable	250,000
$450,000

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Accounts Receivable, Trade	$120,172
Other Assets	9,283
Intangible assets:
Employment and non-compete agreement	101,000
Company operating authority/Customer list	365,424
Total assets acquired	595,879

Accrued liabilities and other current liabilities	145,879
Total liabilities assumed	145,879

Net Assets Acquired	$450,000

Pro forma results

If the Company had purchased Triple C as of April 1, 2010, the results of operations for the six months ended September 30, 2010 would be as follow:

	IFC	Morris	Smith	Triple C	Total
Revenue	$-	$5,804,313	$3,793,984	$7,411,819	$17,010,116

Operating Expenses
Rents and transportation	-	1,028,403	1,283,958	2,470,148	4,782,509
Wages, salaries & benefits	219,387	1,551,942	870,427	1,186,476	3,828,232
Fuel and fuel taxes	-	1,959,053	728,019	3,065,936	5,753,008
Other operating expenses	542,706	1,000,496	743,255	632,235	2,918,692
Total Operating Expenses	762,093	5,539,894	3,625,659	7,354,795	17,282,441
Other Expenses (Income)	372,892	58,641	41,435	(89,500)	383,468
Net loss before minority interest	(1,134,985)	205,778	126,890	146,524	(655,793)

Minority interest share of subsidiary net income	-	-	20,721	-	20,721
Net loss	$(1,134,985)	$205,778	$147,611	$146,524	$(635,072)

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

If the Company had purchased Triple C as of April 1, 2009, the results of operations for the six months ended September 30, 2009 would be as follow:

	IFC	Morris	Smith	Triple C	Total
Revenue	$-	$8,040,518	$4,937,170	$7,160,133	$20,137,821

Operating Expenses
Rents and transportation	-	2,150,439	1,731,482	2,151,389	6,033,310
Wages, salaries & benefits	399,947	2,250,494	1,327,521	1,992,342	5,970,304
Fuel and fuel taxes	-	2,038,005	783,733	2,401,599	5,223,337
Other operating expenses	1,593,529	1,299,162	1,145,529	614,923	4,653,143
Total Operating Expenses	1,993,476	7,738,100	4,988,265	7,160,253	21,880,094
Other Expenses (Income)	(65,460)	82,376	327,826	162,970	507,712
Net loss before minority interest	(1,928,016)	220,042	(378,921)	(163,090)	(2,249,985)

Minority interest share of subsidiary net income	-	-	14,185	-	14,185
Net loss	$(1,928,016)	$220,042	$(364,736)	$(163,090)	$(2,235,800)

Note 12.  Business Segment Information

The Company follows the provisions of ASC 280, Segment Reporting, which established standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which financial information is available that is evaluated regularly by the chief operating decision makers(s) in deciding how to allocate resources and in assessing performance.  The Company operates its subsidiaries (Morris Transportation, Smith Systems, and Triple C Transportation) as independent companies under separate management of their respective founders. Management of the Company makes decisions about allocating resources based on these operating segments.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The following tables depict the information expected by ASC 280:

	Revenue	Net Income (Loss)	Total Assets
Six Months Ended
September 30, 2010
IFC	$-	$(1,335,072)	$2,134,770
Morris	5,804,313	205,778	3,740,839
Smith	3,793,984	141,920	2,826,601
Triple C	5,773,943	133,286	259,930
	$15,372,240	$(854,088)	$8,962,140

September 30, 2009
IFC	$-	$(1,534,366)	$3,185,385
Morris	5,407,832	95,755	4,971,165
Smith	3,424,799	(165,385)	3,127,742
	$8,832,631	$(1,603,996)	$11,284,292

Note 13. Subsequent Events

On October 7, 2010, the Company signed a definitive agreement to purchase the Wichita, Kansas based Bruenger Trucking Company and its subsidiary, M. Bruenger & Co., Inc. The closing is anticipated within 45 days. Founded in 1936, M. Bruenger & Co. is one of Kansas' largest refrigerated and dry freight operators. The heart of Bruenger’s coast-to-coast service radiates from the central dispatch in Wichita, Kansas, directing a modern fleet of 160 tractors, 187 refrigerated units, 30 dry vans and a large team of experienced drivers. Bruenger’s market has expanded to include aviation materials, canned goods, foodstuffs and numerous general commodities across the Unites States and into Canada.

Management has evaluated events and transactions that occurred subsequent to September 30, 2010, through November 19, 2010, the date at which the financial statements were available to be issued.  Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated results of operations and financial condition for the six months ended September 30, 2010 and 2009, should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

Overview

The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. The results of our brokerage activities were relatively insignificant for the fiscal year 2011 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

 Fuel surcharges tended to be a volatile source of revenue; therefore, measured freight revenue is calculated with the removal of such surcharges, providing a more consistent basis for comparing results of operations from period to period.

 Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009

The following table presents and compares the results of our operations for the six months ended September 30, 2010 and 2009.  We purchased our third subsidiary May 14, 2010.  Under purchase accounting, the acquisition has an effective date for financial statement purposes of May 14, 2010.  In reading this information, management encourages you to consider the differential in the periods being compared.

	Six Months Ended	Six Months Ended
	September 30,	September 30,	$	%
	2010	2009	change	change

Revenue	$15,372,240	$8,832,631	$6,539,609	74.04%

Operating Expenses
Rents and transportation	4,131,334	2,617,766	1,513,568	57.82%
Wages, salaries and benefits	3,593,499	2,949,320	644,179	21.84%
Fuel and fuel taxes	5,042,912	1,911,444	3,131,468	163.83%
Depreciation and amortization	1,181,739	952,475	166,758	17.51%
Insurance and claims	591,210	324,261	266,949	82.33%
Operating taxes and licenses	108,711	64,390	44,321	68.83%
General and administrative	1,147,257	1,121,140	88,623	7.90%
Total Operating Expenses	15,796,662	9,940,796	5,855,866	58.91%

Other Income (Expense)
Loss on change of fair value of warrant liability	(60,000)	-	60,000	100.00%
Interest	(480,432)	(586,456)	(106,024)	(18.08%)
Interest - related parties	(87,227)	(34,093)	53,134	155.85%
Other income (expense)	182,963	108,498	74,465	68.63%
Total Other Income (Expense)	(444,696)	(512,051)	(67,355)	(13.15%)
Net loss before noncontrolling interest	(869,118)	(1,620,216)	751,098	(46.36%)
Noncontrolling interest share of subsidiary net income	15,030	16,220	(1,190)	(7.34%)
Net loss	$(854,088)	$(1,603,996)	749,908	(46.75%)

Revenues

For the six months ended September 30, 2010, we reported revenues of $15,372,240 as compared to revenues of $8,832,631 for the six months ended September 30, 2009, an increase of $6,539,609 or  74.04%. The increase is due to two primary factors: the acquisition of Triple C Transportation in May, 2010, and the increase in freight revenue in correlation to the US economy.

Total Operating Expenses

Our total operating expenses increased approximately 58.91% to $15,796,662 for the six months ended September 30, 2010, as compared to $9,940,796 for the six months ended September 30, 2009.  These changes include:

Rents and Transportation For the six months ended  September 30, 2010, rents and transportation costs were $4,131,334 as compared to $2,617,766 for the six months ended September 30, 2009, an increase of $1,513,568 or 57.82%. The increase was primarily due to the acquisition of Triple C Transportation.

Wages, salaries and benefits For the six months ended September 30, 2010, wages, salaries and benefits costs were $3,593,499 as compared to $2,949,320 for the six months ended September 30, 2009, an increase of $644,179 or 21.84%. The increase was due primarily to the acquisition of Triple C Transportation.

Fuel and fuel taxes For the six months ended  September 30, 2010, fuel and fuel taxes  costs were $5,042,912 as compared to $1,911,444 for the six months ended September 30, 2009, an increase of $3,131,468 or 163.83%. The increase was due primarily to the acquisition of Triple C Transportation and fuel price instability.

Depreciation and amortization For the six months ended  September 30, 2010, depreciation and amortization costs were $1,119,233 as compared to $952,475 for the six months ended September 30, 2009, an increase of $166,758 or 17.51%.  The increase was due primarily to the purchase of new equipment.

Insurance claims For the six months ended September 30, 2010, insurance claims costs were $591,210 as compared to $324,261 for the six months ended September 30, 2009, an increase of $266,949 or 82.33%.  The increase was due primarily to the acquisition of Triple C Transportation.

Operating taxes and licenses For the six months ended  September 30, 2010, operating taxes and licenses costs were $108,711 as compared to $64,390 for the six months ended September 30, 2009, an increase of $44,321 or 68.83%.  The increase was due primarily to the acquisition of Triple C Transportation.

General and administrative expenses For the six months ended September 30, 2010, general and administrative expenses costs were $1,209,763 as compared to $1,121,140 for the six months ended September 30, 2009, an increase of $88,623 or 7.90%.

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

Loss from Operations

We reported a loss from operations of $424,422 for the six months ended September 30, 2010, as compared to a loss from operations of $1,108,165 for the six months ended September 30, 2009, a decrease of $683,743 or 61.70%.  The decrease was a result of increased sales and lower operating expenses as a percentage of sales.

Other Income (Expenses)

We reported total other expense of $433,819 for the six months ended September 30, 2010, as compared to total other expenses of $512,051 for the six months ended September 30, 2009, a decrease of $78,232 or 15.28%.  The decrease was due to lower interest expense resulting from a decreased level of debt.

Net Loss

We reported a net loss of $854,088 for the six months ended September 30, 2010, as compared to a net loss of $1,603,996 for the six months ended September 30, 2009, a decrease of $749,908 or 46.75%. The decrease was a result of increased sales and lower operating expenses as a percentage of sales.

Segments

Morris Transportation

For the six months ended September 30, 2010, Morris Transportation had revenues of $5,804,313 compared with revenues of $5,407,832 for the six months ended September 30, 2009, an increase of $396,481 or 7.33%.  This increase is primarily due to a general improvement in the trucking industry.

For the six months ended September 30, 2010, Morris Transportation had net income of $205,778 compared with net income of $95,755 for the six months ended September 30, 2009, an increase of $110,023 or 114.90%.  This increase is primarily due to increased sales combined with contained expenses.

Total assets as of September 30, 2010, totaled $3,740,839, as compared to total assets of $4,971,165 as of September 30, 2009, a decrease of $1,230,326.  This decrease is primarily due to the sale of seven tractors and continued depreciation of other existing equipment.

Smith Systems Transportation

For the six months ended September 30, 2010, Smith Systems Transportation had revenues of $3,793,984 compared with revenues of $3,424,799 for the six months ended September 30, 2009, an increase of $369,185 or 10.78%.  This increase is primarily due to a general improvement in the trucking industry.

For the six months ended September 30, 2010, Smith Systems Transportation had net income of $141,920 compared with net loss of $165,385 for the six months ended September 30, 2009, an increase of $307,305 or 185.81%.  This increase is primarily due to a general sales increase and successful cost reduction programs.

Total assets as of September 30, 2010, totaled $2,826,601, as compared to total assets of $3,127,742 as of September 30, 2009, a decrease of $301,141.  This decrease is primarily due to continued depreciation of existing equipment.

Triple C Transport

For the six months ended September 30, 2010, Triple C Transportation had revenues of $7,411,819 compared with revenues of $7,160,133 for the six months ended September 30, 2009, an increase of $251,686 or 3.52%.  This increase is primarily due to a general improvement in the trucking industry.

For the six months ended September 30, 2010, Triple C Transportation had net income of $146,526 compared with net loss of $150,230 for the six months ended September 30, 2009, an increase of $296,756 or 197.53%.  This increase is primarily due to increased sales and lower operating expenses.

Total assets as of September 30, 2010, totaled $259,930, as compared to total assets of $152,501 as of September 30, 2009, a decrease of $107,429.  This increase is primarily due to increased accounts receivable.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between September 30, 2010 and March 31, 2010:

	September 30,	March 31,	$	%
	2010	2010	change	change

Working Capital	$(3,781,025)	$(5,073,077)	$1,292,052	25.47%

Cash	141,761	48,101	93,660	194.72%
Accounts receivables, net	2,636,751	2,306,738	330,013	14.31%
Prepaid expenses and other assets	362,969	336,127	26,842	7.99%
Property and equipment, net	4,814,734	5,679,610	(864,876)	(15.23)%
Intangible assets, net	1,005,925	913,868	92,057	10.07%
Total Assets	8,962,140	9,284,444	(322,304)	(3.47)%

Bank overdraft	252,531	166,966	85,565	51.25%
Accounts payable	505,429	447,752	57,677	12.89%
Accrued expenses and other liabilities	1,013,532	885,613	127,919	14.44%
Warrant liabilities	60,000	-	60,000	100.00%
Line of credit	749,901	755,044	(5,143)	(0.68)%
Notes payable	9,333,539	10,214,960	(881,421)	(8.63)%
Total Liabilities	11,914,932	12,470,335	(555,403)	(4.45)%
Common stock	23,923	7,933	15,992	201.59%
Additional paid-in capital	2,266,933	1,184,946	1,081,985	91.31%
Accumulated deficit	(5,564,187)	(4,714,339)	(849,848)	18.03%
Non controlling interest	320,539	335,569	(15,030)	(4.48)%
Total Liabilities and Stockholders’ Deficit	$8,962,140	$9,284,444	$(322,304)	(3.47)%

Net cash provided by operating activities was $213,852 for the six months ended September 30, 2010, as compared to net cash used in operating activities of $1,246,528 for the six months ended September 30, 2009, an increase of $1,460,380. For the six months ended September 30, 2010, we had a net loss of $854,088, along with non-cash items such as depreciation and amortization expense of $1,181,739, debt discount amortization expense of $169,012, minority interest in earnings of a subsidiary of $15,030, loss on asset disposition of $6,744, and stock based compensation of $5,746 offset by changes in assets and liabilities of $280,271. During the six months ended September 30, 2009, we experienced a net loss of $1,603,996, along with non-cash items such as depreciation and amortization expense and deferred finance costs of $1,047,226, debt discount amortization expense of $23,536, minority interest in earnings of a subsidiary of $16,220, stock issued of $227,179, offset by changes in assets and liabilities of $956,693.

Net cash used in investing activities for the six months ended September 30, 2010 was $49,240 as compared to net cash used in investing activities of $24,455 for the six months ended September 30, 2009. During the six months ended September 30, 2010, we used cash of $100,000 for the purchase of Triple C Transportation. We also sold six tractors for $85,000.

Net cash used in financing activities for the six months ended September 30, 2010, was $70,952 as compared to net cash provided of $1,142,151 for the six months ended September 30, 2009.  For the six months ended September 30, 2010, net cash provided by financing activities related to proceeds received from notes payable of $559,000 which were funds received from various lenders, as well as an advance of $5,143 on the line of credit, offset by repayments on notes payable of $715,374 which were to pay down the balances on various notes related to the trucks and trailers.

Outlook

Notwithstanding our operating losses in the comparative quarters covered by this report on Form 10-Q, we have experienced positive cash flows and improvements in our working capital positions at the subsidiary level during the quarter ended September 30, 2010, compared to the same quarter in 2009.  As we begin to consolidate the duplicated functions among our subsidiaries, we expect to achieve further savings which will be reflected in improved cash flows and working capital positions, and profitable operations of which there is no assurance.  The expenses associated with maintaining our reporting under the Securities Exchange Act at the parent level have significantly contributed to our consolidated negative cash flow and working capital positions.  In particular, the legal and accounting expenses associated with acquisitions and first-time audits of acquisition candidates have resulted in greater cash outflows and expenses in these categories than we expect to experience when our acquisition program matures in the future.  We do not expect a positive change in these factors until we complete additional acquisitions, if any, which will enable us to spread the parent’s expenses, associated with being a publicly traded and reporting company and costs of future acquisition over a larger revenue and cash flow base.

We believe that we are in a recovering truckload freight market as the operating environment grew increasingly positive during the first quarter of 2011.  This improvement marks the second consecutive quarter with increased year over year average miles per tractor. Market share growth continued in the fourth quarter of 2010.  We expect the upward trend to continue in future quarters.

Even though our management is optimistic about the economic recovery, the transportation industry is generally cash lean with over-leveraged balance sheets. we intend to invest more heavily as demand for truckload services improves. We believe we are well-positioned to grow our business as the recovery continues to develop.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles ("GAAP") requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Our management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consulting with experts, and using other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions.  We consider our critical accounting policies to be those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.  A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 to our consolidated financial statements.

Subsequent Events  (Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by a business entity. SFAS No. 165 became effective for interim or annual periods ended after June 15, 2009 and did not impact our financial statements included in this report on Form 10-Q. We evaluated for subsequent events through September 30, 2010, the issuance date of our financial statements included in this report on Form 10-Q. No recognized or non-recognized subsequent events were noted.

Determination Of The Useful Life Of Intangible Assets   (Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”).

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact our financial statements included in this report on Form 10-Q.

Property and Equipment

Property and equipment are entered at acquisition cost and depreciated on a straight-line basis over their anticipated life.  We estimate the salvage value of our equipment to be 15% to 20% for tractors and trailers, if the equipment is kept in service for its entire useful life. This life expectancy is based upon our management’s past experience of operations. The useful life of a typical tractor is seven years and a typical trailer is nine years. Our structures are forty years and leasehold improvements are the lesser of the economic life of the leasehold improvements or the remaining life of the lease.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of September 30, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our Chief Executive Officer/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, such disclosure controls and procedures were not effective.

The two primary reasons for management’s conclusions are:

•	Insufficient personnel to implement checks and balances; and
•	Decentralization of accounting functions in each subsidiary.

We intend to begin centralizing our accounting functions within the parent company during the three month period beginning March 1, 2010.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect this control.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       Effective September 28, 2010, we issued 390,000 shares of our common stock to Trinity Financing Investments Corporation as an nducement for a loan to us of $150,000.  We rely on Section (2) of the Securities Act of 1933 for an exemption from registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders on August 17, 2010 at which the stockholders approved a reverse stock split in a ratio of one share for each 244.8598 shares, a domestication in Florida resulting in a change of our state of incorporation to Florida from Colorado, and a change in our name to Integrated Freight Corporation from PlanGraphics, Inc.  Notice of and information about the meeting were given in an information statements prepared in accordance with Schedule 14C under the Securities Exchange Act of 1934.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are attached to this report:

Exhibit Number	Description

31.1	Rule 15d-14 (a) Certification by Principal Executive and Principal Operating Officer
31.2	Rule 15d-14 (a) Certification by Principal Financial and Principal Accounting Officer
32	Section 1350 Certification of Principal Executive and Principal Operating Officer and Principal Financial Principal Accounting Officer

-
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

Date:	November 19, 2010

By:	/s/ Paul A. Henley
Paul A. Henley, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Operating Officer)
(Principal Financial and Principal Accounting Officer)