Form 10-Q
period 2010-12-31
INTEGRATED FREIGHT Corp
filed 2011-02-22
CIK 783284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010 [Third Quarter]

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

The number of shares outstanding of each of the issuer’s classes of common stock at February 17, 2011 was 27,995,546 shares of $0.001 par value common stock.

SUMMARIES OF REFERENCED DOCUMENTS

This quarterly report on Form 10–Q may contain references to, summaries of and selected information from agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this quarterly report or to other reports we have filed with the U.S. Securities and Exchange Commission. The summaries of and selected information from those agreements and other documents are not complete and are qualified in their entirety by the full text of the agreements and documents, which you may obtain from the Public Reference Section of or online from the Commission.

WHERE YOU CAN FINDAGREEMENTS AND OTHER DOCUMENTS REFERRED TO
IN THIS ANNUAL REPORT

We file reports with the U.S. Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. You may read and copy any reports and other materials we have filed with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C.20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site at which you may obtain all reports, proxy and information statements, and other information that we file with the Commission. The address of that web site is http://www.sec.gov.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Triple C Transport, Inc., which we acquired effective as of May 5, 2010 are consolidated in our financial statements included herein at and for the third quarter ended December 31, 2010.  We have encountered unexpected complications and delays in completing an audit of Triple C Transport’s financial statements at and for the twelve months ended December 31, 2009 and 2008, in particular as related to the condition of its and its predecessor’s financial records.  Accordingly, we do not have audited financial statements of Triple C Transport as the starting point for Triple C Transport’s financial statements at and for the third quarter ended December 31, 2010.  Our consolidated financial statements included herein are subject to adjustment with respect to Triple C Transport’s financial statements for the concurrent period which may and are expected to result from completion of Triple C Transport’s audit.

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

INTEGRATED FREIGHT CORPORATION

Consolidated Balance Sheets

	December 31, 2010	March 31,
Assets	(Unaudited)	2010 (1)
Current assets:
Cash	$154,526	$48,101
Accounts receivables, net of allowance for doubtful accounts of $50,000	3,018,271	2,306,738
Prepaid expenses and other assets	450,489	336,127
Total current assets	3,623,286	2,690,966

Property and equipment, net of accumulated depreciation	4,562,590	5,679,610
Intangible assets, net of accumulated amortization	805,786	913,868
Total assets	$8,991,662	$9,284,444

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$252,970	$166,966
Accounts payable	278,718	447,752
Accrued expenses and other liabilities	1,255,086	885,613
Line of credit	828,106	755,044
Notes payable - related parties	1,410,014	1,441,740
Current portion of notes payable	1,873,059	4,066,928
Total current liabilities	5,897,953	7,764,043

Warrant liability	52,700	-
Notes payable - related parties	-	210,000
Notes payable, net of current portion and debt discount	4,811,988	4,496,292
Total long-term liabilities	4,864,688	4,706,292

Total liabilities	10,762,641	12,470,335

Stockholders’ deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
27,995,546 and 7,932,889 shares issued and outstanding	27,996	7,933
Additional paid-in capital	5,114,201	1,184,946
Accumulated deficit	(7,257,270)	(4,714,339)
Total Integrated Freight Corporation stockholders’ deficit	(2,115,073)	(3,521,460)
Non controlling interest	344,094	335,569
Total stockholders’ deficit	(1,770,979)	(3,185,891)

Total liabilities and stockholders’ deficit	$8,991,662	$9,284,444

________________

(1) Derived from audited financial statements

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	$25,714,153	$13,223,711	$10,341,913	$4,391,080

Operating Expenses
Rents and transportation	6,618,861	3,788,952	2,487,527	1,171,186
Wages, salaries and benefits	6,155,614	4,048,178	2,562,115	1,357,410
Fuel and fuel taxes	8,753,503	2,931,691	3,710,591	1,020,247
Depreciation and amortization	1,561,442	1,562,421	379,703	633,482
Insurance and claims	992,457	531,490	401,247	207,229
Operating taxes and licenses	172,170	81,445	63,459	17,055
General and administrative	3,016,150	2,079,498	1,868,893	442,047
Total Operating Expenses	27,270,197	15,023,675	11,473,535	4,848,656

Other Income (Expense)
Gain/(Loss) on change of fair value of warrant liability	(52,700)	-	7,300	-
Interest	(875,009)	(1,018,556)	(394,577)	(433,049)
Interest - related parties	(158,350)	(31,136)	(71,123)	-
Other income (expense)	99,172	403,625	(83,791)	23,429
Total Other Income (Expense)	(986,887)	(646,067)	(542,191)	(409,620)
Net loss before noncontrolling interest	(2,542,931)	(2,446,031)	(1,673,813)	(867,196)
Noncontrolling interest share of subsidiary net income	8,525	15,203	(6,505)	(997)
Net loss	$(2,534,406)	$(2,430,828)	$(1,680,318)	$(868,193)

Net loss per share - basic and diluted	$(0.11)	$(0.00)	$(0.06)	$(0.00)

Weighted average common shares outstanding - basic and diluted	23,154,193	1,907,000,426	26,340,508	1,907,000,426

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
Cash flows from operating activities:	2010	2009
Net loss	$(2,542,931)	$(2,446,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,701,470	1,333,286
Debt discount amortization	347,677	-
Deferred finance cost amortization	-	13,196
Loss on asset dispositions	6,744	-
Minority interest in earnings of subsidiary	8,525	997
Stock issued for stock based compensation	656,946	-
Warrants issued for services performed	318,750	-
Increases/decreases in operating assets and liabilities		-
Accounts receivable	(711,533)	(318,177)
Prepaid expenses and other assets	(114,362)	(122,862)
Accounts payable	(169,034)	198,520
Warrant liability	52,700	-
Accrued and other liabilities	369,473	191,904
Net cash (used) in operating activities	(75,575)	(1,149,167)

Cash flows from investing activities:
Purchase of property and equipment	(101,689)	(222,117)
Proceeds from asset disposition	85,000	-
Purchase of subsidiary	(100,000)	-
Net cash used in investing activities	(116,689)	(222,117)

Cash flows from financing activities:
Repayments of notes payable	(1,643,377)	(1,359,056)
Proceeds of long term debt	813,000	2,756,662
Net proceeds/(repayments) from line of credit	73,062	68,587
Bank overdraft	86,004	-
Proceeds from sale of common stock	970,000	90,000
Distributions paid to common shareholders	-	(302,668)
Net cash provided by financing activities	298,689	1,253,525
Net change in cash	106,425	(117,759)
Cash, beginning of period	48,101	158,442
Cash, end of period	$154,526	$40,683

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

INTEGRATED FREIGHT CORPORATION
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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”), Smith Systems Transportation, Inc. (“Smith”) and Triple C Transportation, Inc. (“Triple C”).  Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”).  All significant intercompany balances and transactions within the Company have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements contained in this report have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these statements requires us to make estimates and assumptions that directly affect the amounts reported in such statements and accompanying notes.  Management evaluates these estimates on an ongoing basis utilizing historical experience, consulting with experts and using other methods we consider reasonable in the particular circumstances.  Nevertheless, the Company’s actual results may differ significantly from the estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2010 and March 31, 2010.

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
Accordingly, the Company recorded a $50,000 allowance for uncollectible accounts and revenue adjustments as of December 31, 2010 and March 31, 2010.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other.  Our business combinations did not result in any goodwill as of December 31, 2010 and March 31, 2010.

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2010 and March 31, 2010.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the quarter ended December 31, 2010 and 2009, advertising expense was approximately $3,280 and $20.

Warrant Liability

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

For the quarter ended December 31, 2010, the Company recorded a gain on the change in fair value of derivative liability of $7,300 to mark to market for the increase in fair value of the warrants during the three months ended December 31, 2010.

The Company determined the fair value of the warrant liability at December 31, 2010 was $52,700. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.61% and 2.01% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

12/17/2009	$0.50	50,000	2.00	172%	$33,850
05/10/2010	$0.50	25,000	4.25	172%	18,850
					$52,700

A summary of the Company's warrant liability activity and balances as of and for the nine months ended December 31, 2010 are as follows:

Warrant liability balance as of September 30, 2010	$60,000
Fair value of warrants issued during the quarter ended December 31, 2010	-
Fair value of warrants whose anti-dilution provisions expired during the quarter ended December 31, 2010	-
Decrease in the fair value of warrants liability during the quarter ended December 31, 2010	(7,300)
Warrant liability balance as of December 31, 2010	$52,700

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
(Unaudited)

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the nine months ended December 31, 2010 and 2009, the Company’s top four customers, based on revenue, accounted for approximately 26% and 35%, of total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 30% and 34% of total trade accounts receivable at December 31, 2010 and March 31, 2010.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of December 31, 2010 and March 31, 2010, the Company's bank deposits did not exceed insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At December 31, 2010 and March 31, 2010, the Company had $828,106 and $755,044 outstanding under its revolving credit agreement, and $8,923,167 and $10,214,960, including $1,410,014 and $1,651,740 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At December 31, 2010 and March 31, 2010, management estimated $-0- in claims accrual above insurance deductibles.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

However, from time to time the various business units are subject to premium audits on workers compensation.  When the results of these audits are available, the various business units record the additional premiums due when they are advised by the respective carriers.  Such amounts are generally amortized over the following 12 months.  In that regard a business unit received a workers compensation additional premium notice in January, 2011 for approximately $60,000 and as its past practice will expense such amount ratably over the period January through December 2011.  In addition, due to cash flow constraints the business unit involved did not have the resources to fund such a large, unanticipated, retro-premium.
As a result, the manager of the business unit, who is also a director, borrowed $33,000 from the insurance broker servicing the relationship and advanced those funds to the business unit who was then able to pay the invoice.  The $33,000 note, with interest at 5%, is being paid back at $5,775 monthly and is classified within notes payable on the accompanying consolidated balance sheet at December 31, 2010.

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

At December 31, 2010 and March 31, 2010, there was no variance between the basic and diluted loss per share.  The 13,299,033 and 8,053,717 warrants to purchase common shares outstanding at December 31, 2010 and March 31, 2010, are not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

Triple C Transportation, Inc. paid $1,477,882 in truck rental for the nine months ended December 31, 2010, to an entity that is owned by a director of the Company.

Morris Transportation, Inc. paid $39,216 in building rent for the nine months ended December 31, 2010, to an entity that is owned by a director of the Company.

Note 3.     Property and Equipment

Property and equipment consist of the following at December 31, 2010:

	IFC	Morris	Smith	Triple C	Consolidated
Buildings	$-	$1,969	$443,266	$-	$445,235
Tractors and Trailers	-	6,053,263	5,621,560	-	11,674,823
Vehicles	46,472	64,280	154,982	2,750	268,484
Furniture, Fixtures and Equipment	22,870	228,576	289,312	-	540,758
Less: accumulated depreciation	(19,751)	(4,004,438)	(4,342,371)	(150)	(8,366,710)
Total	$49,591	$2,343,650	$2,166,749	$2 ,600	$4,562,590

Depreciation expense totaled $986,936 for the nine months ended December 31, 2010.

INTEGRATED FREIGHT CORPORATION
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

	December 31, 2010	March 31, 2010
Employment and non-compete agreements	$1,144,293	$1,043,293
Company operating authority and customer lists	1,257,382	891,958
Total intangible assets	2,401,675	1,935,251
Less: accumulated amortization	(1,595,889)	(1,021,383)
Intangible assets, net	$805,786	$913,868

Amortization expense totaled $574,506 for the nine months ended December 31, 2010. Amortization expense for the nine months ended December 31, 2009, was $195,892.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Future amortization of intangible assets is as follows:

March 31,
2011………………………….	$200,119
2012………………………….	424,269
2013………………………….	155,484
2014………………………….	25,914
$805,786

Note 5.       Line of Credit

Morris Revolving Credit
At December 31, 2010 and March 31, 2010, Morris has $828,106 and $755,044 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due August 27, 2012.  The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

Note 6.     Notes Payable

Notes payable owed by Morris consisted of the following:

	December 31, 2010	March 31, 2010

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$1,300,486	$1,810,261

Notes payable to GMAC, payable in monthly installments of $667 including interest, through June 2011, with interest rates ranging from 5.9% to 7.25%, secured by equipment	1,907	42,585

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	470,695	809,984

Note payable to Chrysler Credit, payable in monthly installments of $5,687 including interest, through November 2011, with interest at 6.9%, secured by equipment	63,308	112,689

Note payable to Wells Fargo Bank, payable in monthly installments of $4,271 including interest, through October 2011, with interest at 6.59%, secured by equipment	102,869	125,991

Totals	$1,939,265	$2,901,510

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Notes payable owed by Smith consisted of the following:

	December 31, 2010	March 31, 2010

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$1,909,169	$2,186,889

Notes payable to bank, payable in monthly instaments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,545,191	1,574,803

Note payable to Platte Valley National Bank, payable in monthly installments of $1,471 with interest, through May 2011, with interest at 6.75%, collateralized by vehicle.	23,636	11,874

Notes payable to Daimler Chrysler, payable in monthly installments of $10,745 with interest, through May 2011, with interest rates ranging from 8% to 9%, collateralized by six tractors.	-	13,978

Note payable to Floyds, payable in monthly installments of $2,084, through November 2012, with interest at 8%, secured by a vehicle.	42,218	6,229

Note payable to Nissan Motors, payable in monthly installments of $505 including interest, through June 2011, with interest at 5.6%, secured by a vehicle.	3,427	8,322

Note payable to Lender, payable in monthly installments of $5,775 including interest, through June 2011, with interest at 5%.	27,225	-

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	35,445	-

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	691,899	669,069

Total	$4,278,210	$4,471,164

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Notes payable owed by IFC consisted of the following:
	December 31, 2010	March 31, 2010

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	1,709,764	1,151,764

Note payable to Ford Credit, principal and 16.8% interest payment of $885 due monthly, collateralized by truck, used by stockholder.	27,407	38,781

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.	47,930	51,740

Less: unamortized discount on notes payable	(1,317,529)	-

Totals	$467,572	$1,242,285

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

Summary of notes payable:

	IFC	Morris	Smith	Total

Current portion of notes payable	$187,000	$1,096,504	$589,555	$1,873,059

Notes payable, net of current portion	280,572	842,761	3,688,655	4,811,988

Total as of December 31, 2010	$467,572	$1,939,265	$4,278,210	$6,685,047

Current portion of notes payable	$1,135,504	$766,343	$2,216,820	$4,118,667

Notes payable, net of current portion	106,781	2,135,167	2,254,344	4,496,292

Total as of March 31, 2010	$1,242,285	$2,901,510	$4,471,164	$8,614,959

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Future maturities of notes payable for the five years subsequent to December 31, 2010, are as follows:

December 31,
2011…………………...	$1,873,059
2012………………..….	3,247,613
2013……………………	1,080,272
2014 and thereafter...............….…	484,103
$6,685,047

Note 7.     Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:

	December 31, 2010	March 31, 2010

Note payable to related party, from acquisition described in note 11, to previous owner of Morris, with interest of 8%, to be paid in full by May 15, 2011.	$776,000	$1,000,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 15, 2011.	210,000	210,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Triple C, payment due November 10, 2010. The Company is currently in negotiations to extend maturity.	150,000	-

Note payable to shareholder, with interest at 8.5%, due on demand.	234,014	390,000

Note payable to shareholder, with interest at 8.0%, due on demand.	40,000	-
	$1,410,014	$1,600,000

Note 8.    Income Taxes

 At December 31, 2010, the Company estimated that it had approximately $23 million of net operating loss carry forwards, which if unused will expire through 2030.  Of the $23 million, approximately $20.8 million is subject to limitations under IRC Section 382 due to owner shifts during the period. A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the net deferred tax asset will be realized.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 9.    Shareholders’ Deficit

Common Stock

On June 28, 2010, the Company issued 500,000 shares of common stock as compensation under contract.  The stock was valued at $0.002 per share, its fair market value at the date of issuance.

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

The Company issued 390,000 shares of common stock to an investor as a bonus for financing. The stock was valued at $0.82 per share, its fair market value at the date of issuance.

The Company sold 2,400,000 shares of common stock.  These shares were sold at $0.40 per share.

The Company issued 32,780 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.40 per share

The Company issued 250,000 shares of common stock as compensation for consulting services.  The stock was valued at $0.88 per share, its fair market value at the date of issuance.

The Company issued 265,000 shares of common stock as compensation for consulting services.  The stock was valued at $0.88 per share, its fair market value at the date of issuance.

The Company issued 25,000 shares of common stock as compensation for accounting services.  The stock was valued at $0.88 per share, its fair market value at the date of issuance

The Company issued 64,592 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.30 per share

The Company sold 10,000 shares of common stock.  These shares were sold at $0.50 per share.

The Company issued 75,000 shares of common stock as compensation.  The stock was valued at $0.88 per share, its fair market value at the date of issuance.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The Company issued 125,000 shares of common stock as compensation for consulting services.  The stock was valued at $0.88 per share, its fair market value at the date of issuance.

The Company issued 250,000 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.40 per share.  The Company issued 185,185 shares of common stock upon “cashless” exercise of warrants.

Warrants to Purchase Common Stock

For the nine months ended December 31, 2010, the Company issued 1,009,433 common stock warrants to various holders, at an exercise price ranging from $0.30 to $0.50, with a termination period from 3 to 5 years, relating to the issuance of debt obligations.

The Company issued 620,883 common stock warrants, with an exercise price of $0.30, an expiration date of 5 years, relating to services provided to the Company.

The Company issued 10,000 common stock warrants, with an exercise price of $1.00, an expiration date of 3 years, relating to the purchase of the Company’s common stock.

The Company issued 375,000 common stock warrants, with an exercise price of $0.40, an expiration date of 5 years, relating to services provided to the Company.

The Company issued 2,400,000 common stock warrants, with an exercise price of $0.75, an expiration date of 5 years, as a bonus for financing.

The Company issued 830,000 common stock warrants to various holders, at an exercise price ranging from $0.30 to $0.50, with a termination period of 5 years, relating to the issuance of debt obligations.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.64- 1.76%
Dividend yield	0.00%
Volatility factor	172%
Expected life	3-5 years

The relative fair value of the warrants issued for the nine months ended December 31, 2010, calculated in accordance with ASC 470-20, Debt with Conversion and Other Options; totaled $1,665,206.  The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable.  The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

A summary of the grant activity for the nine months ended December 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, March 31, 2010	8,053,717	0.15	1.16 years
Granted	5,245,316	0.56	5 years
Exercised		N/A	N/A
Expired/Cancelled	-	-	N/A

Balance, December 31, 2010	13,299,033	$ 0.35	3.08 years

As of December 31, 2010 and March 31, 2010, the number of warrants that were currently vested and expected to become vested was 13,299,033 and 8,053,717, respectively.

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

Employment Agreements

On May 13, 2008, June 1, 2008 and January 1, 2009, the Company entered into three year employment agreements with three executives of the Company.  The Company is committed to pay the executives a total of approximately $450,000 per year, with certain guaranteed bonuses and increases.  The agreements also call for bonuses if the executives meet certain goals which are to be set by the board of directors.

Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $1,000,000 and will be paid throughout 2011.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
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

INTEGRATED FREIGHT CORPORATION
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

INTEGRATED FREIGHT CORPORATION
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

However, because of events during the past several months (as described below) the Company may elect to reallocate the values placed on identifiable intangible assets.

During the latter part of October, 2010, the former owners of Triple C notified the Company in writing that entities controlled by them and receiving lease payments from Triple C were having difficulty servicing the debt of the related entities.  Two of those entities White Farms Trucking, Inc. (“WFT”) and Craig Carrier Corporation, LLC (“CCC”) ultimately filed Chapter 11 bankruptcy in the United States Bankruptcy Court for the district of Nebraska, which were filed on December 21, 2010 and have been assigned case numbers 10-43797 and 10-43798.

During November, 2010 the former owners resigned as officers and directors of Triple C – such resignations do not negate the employment contracts that they respectively have with Triple C.  In addition, one of the former owners continues to serve on our (IFC) Board of Directors.  Triple C installed new management to operate the business on a day to day basis and in an effort to insure Triple C’s continued operations with minimum disruption from potential bankruptcy related issues, moved substantially all of the Triple C ongoing operations away from the facility it leased from one of the related entities.  The physical move occurred in Mid-January 2011.  In order to preserve liquidity, Triple C had temporarily suspended lease payments for the equipment leased by Triple C from WFT/CCC.  However, Triple C and WFT/CCC are in discussions to allow Triple C the opportunity to discuss payments directly with WFT/CCC creditors. Such discussions are ongoing. Under the terms of the May 14, 2010 “Stock Purchase Agreement” IFC executed a corporate guaranty for all lease and other payments arising from the leases between WFT/CCC and Triple C.

In the meantime, the Company may review the facts and circumstances surrounding these events to determine if the carrying amount of held-and-used identifiable amortizable intangibles acquired during the May, 2010 acquisition may be reallocated under the provisions of ASC 350 and ASC 805.  The Company has until May 2011 (12 months) to determine the final allocations and it is studying a reallocation with more emphasis on “operating authority and customer lists” and less emphasis on “employment and non compete agreements”.  In the meantime, the amortization continues based on the original allocations.

The aggregate purchase price was $450,000, including 2,000,000 shares of the Company’s common stock valued at $0.10 per share. Below is a summary of the total purchase price:

Common stock (2,000,000 shares)	$200,000
Notes payable	250,000
$450,000

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Accounts Receivable, Trade	$120,172
Other Assets	9,283
Intangible assets:
Employment and non-compete agreement	101,000
Company operating authority/Customer list	365,424
Total assets acquired	595,879

Accrued liabilities and other current liabilities	145,879
Total liabilities assumed	145,879

Net Assets Acquired	$450,000

Pro forma results

If the Company had purchased Triple C as of April 1, 2010, the results of operations for the nine months ended December 31, 2010 would be as follows:

	IFC	Morris	Smith	Triple C	Total
Revenue	$-	$8,381,515	$5,893,607	$13,518,855	$27,793,977

Operating Expenses
Rents and transportation	-	1,330,608	1,816,615	4,102,845	7,250,068
Wages, salaries & benefits	539,022	2,270,403	1,350,772	2,358,220	6,518,417
Fuel and fuel taxes	-	2,810,828	1,160,808	5,651,297	9,622,933
Other operating expenses	2,134,174	1,548,588	1,076,629	1,126,068	5,885,459
Total Operating Expenses	2,673,196	7,960,427	5,404,824	13,238,430	29,276,877
Other Expenses (Income)	659,920	105,962	142,067	93,291	1,001,240
Net loss before minority interest	(3,333,116)	315,126	346,716	187,134	(2,484,140)

Minority interest share of subsidiary net income	-	-	15,030	-	15,030
Net loss	$(3,333,116)	$315,126	$361,746	$187,134	$(2,469,110)

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

If the Company had purchased Triple C as of April 1, 2009, the results of operations for the nine months ended December 31, 2009 would be as follow:

	IFC	Morris	Smith	Triple C	Total
Revenue	$-	$8,036,404	$5,187,307	$10,734,832	$23,958,543

Operating Expenses
Rents and transportation	-	2,127,132	1,661,820	3,225,471	7,014,423
Wages, salaries & benefits	380,140	2,249,734	1,418,304	2,987,019	7,035,197
Fuel and fuel taxes	-	2,151,461	780,230	3,600,598	6,532,289
Other operating expenses	1,808,738	1,325,657	1,120,459	921,924	5,176,778
Total Operating Expenses	2,188,878	7,853,984	4,980,813	10,735,012	25,758,687
Other Expenses (Income)	125,317	167,000	353,749	244,333	890,399
Net loss before minority interest	(2,314,195)	15,420	(147,255)	(244,513)	(2,690,543)

Minority interest share of subsidiary net income	-	-	15,223	-	15,223
Net loss	$(2,314,195)	$15,420	$(132,032)	$(244,513)	$(2,675,320)

Note 12.  Business Segment Information

The Company follows the provisions of ASC 280, Segment Reporting, which established standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which financial information is available that is evaluated regularly by the chief operating decision makers(s) in deciding how to allocate resources and in assessing performance.  The Company operates its subsidiaries (Morris Transportation, Smith Systems and Triple C Transportation) as independent companies under separate management of their respective founders. Management of the Company makes decisions about allocating resources based on these operating segments. The following tables depict the information expected by ASC 280:

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

	Revenue	Net Income (Loss)	Total Assets
Nine Months Ended
December 31, 2010
IFC	$-	$(3,333,115)	$1,965,337
Morris	8,381,515	315,126	3,574,749
Smith	5,893,607	346,714	2,953,631
Triple C	11,439,031	158,344	497,945
	$25,714,153	$(2,512,931)	$8,991,662

December 31, 2009
IFC	$-	$(2,660,186)	$2,390,271
Morris	8,036,404	15,420	4,656,543
Smith	5,187,307	198,735	2,899,887
	$13,223,711	$(2,446,031)	$9,946,701

Note 13. Subsequent Events

As more fully described in Note 11, two businesses from which our Triple C unit leased equipment filed Chapter 11 bankruptcy in December, 2010.  The two businesses were owned by the former owners of Triple C and one of the owners continues to serve on our (IFC) Board of Directors.  In an effort to insure Triple C’s continued operations with minimum disruption from potential bankruptcy related issues,  we moved substantially all of the Triple C ongoing operations away from the facility it leased from one of the businesses in bankruptcy.  The physical move occurred in Mid-January 2011.  See Note 11 for a more complete description.

Management has evaluated events and transactions that occurred subsequent to December 31, 2010, through February 22, 2011, the date at which the financial statements were available to be issued.  Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated results of operations and financial condition for the nine months ended and at December 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

Overview

The main factors that affect our results of operations are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. The results of our brokerage activities were relatively insignificant for the fiscal year 2011 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

 Fuel surcharges tended to be a volatile source of revenue; therefore, measured freight revenue is calculated with the removal of such surcharges, providing a more consistent basis for comparing results of operations from period to period.

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009

The following table presents and compares the results of our operations for the nine months ended December 31, 2010 and 2009.  We purchased our third subsidiary May 14, 2010.  Under purchase accounting, the acquisition has an effective date for financial statement purposes of May 14, 2010.  In reading this information, management encourages you to consider the differential in the periods being compared.

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	$ change	% change

Revenue	$25,714,153	$13,223,711	$12,490,442	94.04%

Operating Expenses
Rents and transportation	6,618,861	3,788,952	2,829,909	74.69%
Wages, salaries and benefits	6,155,614	4,048,178	2,107,436	52.06%
Fuel and fuel taxes	8,753,503	2,931,691	5,821,812	198.58%
Depreciation and amortization	1,561,442	1,562,421	(979)	0.00%
Insurance and claims	992,457	531,490	460,967	86.73%
Operating taxes and licenses	172,170	81,445	90,725	111.39%
General and administrative	3,016,150	2,079,498	936,652	45.05%
Total Operating Expenses	27,270,197	15,023,675	12,246,522	81.52%

Other Expenses
Interest	875,009	1,018,556	(143,547)	-14.09%
Interest - related parties	158,350	31,136	127,214	408.57%
Warrant Liability	52,700	-	52,700	100.00%
Other Income	(99,172)	(403,625)	(304,453)	75.42%
Total Other Expenses	986,887	646,067	340,820	52.75%
Net loss before noncontrolling interest	(2,542,931)	(2,446,031)	96,900	3.96%
Noncontrolling interest share of subsidiary net income	8,525	15,203	(6,678)	-43.90%
Net loss	$(2,534,406)	$(2,430,828)	$103,578	4.26%

 Revenues

For the nine months ended December 31, 2010, we reported revenues of $25,714,153 as compared to revenues of $13,223,711 for the nine months ended December 31, 2009 an increase $12,490,442 or  94.04%.  The increase is due to two primary factors: the acquisition of Triple C Transportation in May, 2010 and the increase in freight revenue in correlation to the US economy.

Total Operating Expenses

Our total operating expenses increased approximately 81.52% to $27,270,197 for the nine months ended December 31, 2010, as compared to $15,023,675 for the nine months ended December 31, 2009.  These changes include:

Rents and Transportation For the nine months ended  December 31, 2010, rents and transportation costs were $6,618,861 as compared to $3,788,952 for the nine months ended December 31, 2009, an increase of $2,829,909 or 74.69%.  The increase was primarily due to the acquisition of Triple C Transportation.

Wages, salaries and benefits For the nine months ended December 31, 2010, wages, salaries and benefits costs were $6,155,614 as compared to $4,048,178 for the nine months ended December 30, 2009, an increase of $2,107,436 or 52.06%.  The increase was due primarily to the acquisition of Triple C Transportation.

Fuel and fuel taxes For the nine months ended  December 31, 2010, fuel and fuel taxes  costs were $8,753,503 as compared to $2,931,691 for the nine months ended December 31, 2009, an increase of $5,821,812 or 198.58%. The increase was due primarily to the acquisition of Triple C Transportation and fuel price instability.

Depreciation and amortization For the nine months ended December 31, 2010, depreciation and amortization costs were $1,561,442 as compared to $1,562,421 for the nine months ended December 31, 2009, a decrease of $979.  The Triple C acquisition did not affect depreciation as most of their vehicles are leased from a related party.

Insurance and claims For the nine months ended December 31, 2010, insurance claims costs were $992,457 as compared to $531,490 for the nine months ended December 31, 2009, an increase of $460,967 or 86.73%.  The increase was due primarily to the acquisition of Triple C Transportation.

Operating taxes and licenses For the nine months ended  December 31, 2010, operating taxes and licenses costs were $172,170 as compared to $81,445 for the nine months ended December 30, 2009, an increase of $90,725 or 111.39%.  The increase was due primarily to the acquisition of Triple C Transportation.

General and administrative expenses For the nine months ended December 31, 2010, general and administrative expenses costs were $3,016,150 as compared to $2,079,498 for the nine months ended December 31, 2009, an increase of $936,652 or 45.05%.

Our larger expenses, for example truck lease and financing costs, are fixed.  Our driver payroll fluctuates with the freight shipped; however, we do have fixed payroll expenses for the office, management and the shop that do not increase in correlation to the increase on freight income.  With our reduction in operating expenses during fiscal 2010 and the increase in the current freight sector, we believe the results of these events will be reflected positively in fiscal 2011.

Loss from Operations

We reported a loss from operations of $1,556,044 for the nine months ended December 31, 2010 as compared to a loss from operations of $1,799,964 the nine months ended December 31, 2009, a decrease of $243,920 or 13.55%.  The decrease was a result of increased sales and lower operating expenses as a percentage of sales.

Other Income (Expenses)

We reported total other expense of $986,887 for the nine months ended December 31, 2010 as compared to total other expenses of  $646,067 for the nine months ended December 31, 2009, an increase  of  $ 340,820 or 52.75%.  While interest expense continues to decrease from a lower debt level, other income from disposition of revenue equipment also decreased during the period.

Net Loss

We reported a net loss of $ 2,534.406 for the nine months ended December 31, 2010 as compared to a net loss of $2,430,828 for the nine months ended December 31, 2009, an increase of $103,578. The increase was a result of increased sales and lower operating expenses as a percentage of sales offset by increased corporate level general and administrative expenses.

Segments

Morris Transportation

For the nine months ended December 31, 2010, Morris Transportation had revenues of $8,381,515 compared with revenues of $8,036,404 for the nine months ended December 31, 2009, an increase of $345,111 or 4.29%.  This increase is primarily due to a general improvement in the trucking industry.

For the nine months ended December 31, 2010, Morris Transportation had net income of $315,126 compared with net income of $15,420 for the nine months ended December 31, 2009, an increase of $299,706.  This increase is primarily due to increased sales combined with contained expenses.

Total assets as of December 31, 2010, were $3,574,749, as compared to total assets of $4,656,543 as of December 31, 2009, a decrease of $1,029,688.  This decrease is primarily due to the sale of several tractors and continued depreciation of other existing equipment.

Smith Systems Transportation

For the nine months ended December 31, 2010, Smith Systems Transportation had revenues of $5,893,607 compared with revenues of $5,187,307 for the nine months ended December 31, 2009, an increase of $706,300 or 13.61%.  This increase is primarily due to a general improvement in the trucking industry.

For the nine months ended December 31, 2010, Smith Systems Transportation had net income of $346,714 compared with net income of $198,735 for the nine months ended December 31, 2009, an increase of $305,599.  This increase is primarily due to a general sales increase and successful cost reduction programs.

Total assets as of December 31, 2010, totaled $2,953,631, as compared to total assets of $2,899,887 as of December 31, 2009, an increase of $53,744.

Triple C Transportation

For the period from May 14, 2010 thru December 31, 2010, Triple C had revenues of $11,439,031.  For this same period, Triple C had net income of $158,344.  At December 31, 2010 Triple C had total assets of $497,945.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010	$ change	% change

Working Capital	$(2,274,667)	$(5,073,077)	$2,798,410	55.16%

Cash	154,526	48,101	106,425	221.25%
Accounts receivables, net	3,018,271	2,306,738	711,533	30.84%
Prepaid expenses and other assets	450,489	336,127	114,362	34.02%
Property and equipment, net	4,562,590	5,679,610	(1,117,020)	-19.67%
Intangible assets, net	805,786	913,868	(108,082)	-11.83%
Total Assets	8,991,662	9,284,444		-3.15%
			(292,782)

Bank overdraft	252,970	166,966	86,004	51.51%
Accounts payable	278,718	447,752	(169,034)	-37.75%
Accrued and other liabilities	1,255,086	885,613	369,473	41.72%
Warrant liabilities	52,700	-	52,700	100.00%
Line of credit	828,106	755,044	73,062	9.67%
Notes payable	8,095,061	10,214,960	(2,119,899)	-20.75%
Total Liabilities	10,762,641	12,470,335	(1,707,694)	-13.69%
Common stock	27,996	7,933	20,063	252.90%
Additional paid-in capital	5,114,201	1,184,946	3,929,255	331.60%
Accumulated deficit	(7,257,270)	(4,714,339)	(2,542,931)	53.94%
Non-controlling interest	344,094	335,569	8,525	2.54%
Total Liabilities and Stockholders’ Deficit	$8,991,662	$9,284,444	$(292,782)	-3.15%

Net cash used by operating activities was $75,575 for the nine months ended December 31, 2010 as compared to net cash used in operating activities of $1,149,167 for the nine months ended December 31, 2009, an decrease of $1,073,592. For the nine months ended December 31, 2010, we had a net loss of $2,534,406, along with non-cash items such as depreciation and amortization expense of $1,701,470, warrants issued for services of $318,750, stock based compensation of $656,946, debt discount amortization expense of $347,677.  During the nine months ended December 31, 2009, we experienced a net loss of $2,430,828; along with non-cash items such as depreciation and amortization expense $1,333,286.

Net cash used in investing activities for the nine months ended December 31, 2010 was $116,689 as compared to net cash used in investing activities of $222,117 for the nine months ended December 31, 2009. During the nine months ended December 31, 2010, we used cash of $100,000 for the purchase of Triple C Transportation. We also sold revenue equipment for $85,000.

Net cash provided by financing activities for the nine months ended December 31, 2010, was $298,689 as compared to net cash provided of $1,253,525 for the nine months ended December 31, 2009.  For the nine months ended December 31, 2010, net cash provided by financing activities related to proceeds received from notes payable of $813,000 which were funds received from various lenders, proceeds from sale of common stock of $970,000, offset by repayments on notes payable of $1,643,377 which were to pay down the balances on various notes related to the trucks and trailers.  In the prior period there were proceeds from sale of common stock of $90,000, proceeds from notes payable of $2,756,662 and repayment of notes payable of $1,359,056.

Outlook

Notwithstanding our operating losses in the comparative quarters covered by this report on Form 10-Q, we have experienced positive cash flows and improvements in our working capital positions at the subsidiary level during the quarter ended December 31, 2010 compared to the same quarter in 2009.  As we begin to consolidate the duplicated functions among our subsidiaries, we expect to achieve further savings which will be reflected in improved cash flows and working capital positions, and profitable operations of which there is no assurance.  The expenses associated with maintaining our reporting under the Securities Exchange Act at the parent level have significantly contributed to our consolidated negative cash flow and working capital positions.  In particular, the legal and accounting expenses associated with acquisitions and first-time audits of acquisition candidates have resulted in greater cash outflows and expenses in these categories than we expect to experience when our acquisition program matures in the future.  We do not expect a positive change in these factors until we complete additional acquisitions, if any, which will enable us to spread the parent’s expenses, associated with being a publicly traded and reporting company and costs of future acquisition over a larger revenue and cash flow base.

We believe that we are in a recovering truckload freight market as the operating environment grew increasingly positive during the first and second quarter of fiscal 2011 (April - September 2010) .  This improvement continues and marks the third consecutive quarter with increased year over year average miles per tractor.  Market share growth continued in the fourth quarter of calendar year 2010 (October - December 2010).  We expect the upward trend to continue in future quarters.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of December 31, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our Chief Executive Officer/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, such disclosure controls and procedures were not effective.

The two primary reasons for management’s conclusions are:

•	Insufficient personnel to implement checks and balances; and
•	Decentralization of accounting functions in each subsidiary.

        We began centralizing our accounting functions at the parent company level in April 2010 and we anticipate substantial completion by December 31, 2011.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect this control.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We expect to be engaged in litigation from time to time in the normal course of our business as a motor freight carrier.  Claims for worker’s compensation, auto accident, general liability and cargo and property damage are routine occurrences in the motor transportation industry. We have programs and policies which are designed to minimize the events that result in such claims. We maintain insurance against workers’ compensation, auto liability, general liability, cargo and property damage claims. We are responsible for deductible amounts up to $3,000 per auto accident. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  Our workers’ compensation claims are entirely covered by our insurance.  Insurance carriers have raised premiums for many businesses, including truck transportation companies. As a result, our insurance and claims expense could increase, or we could raise our deductible when our policies are renewed. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurable costs.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities through December 31, 2010 have been reported on current reports on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to security holders for approval during the three month period ended December 31, 2010.

ITEM 5.   OTHER INFORMATION

 In a current report on Form 8-K with an event date of October 4, 2010 (filing date of October 12, 2010) we reported the entry into an agreement for the acquisition of Bruenger Trucking Company headquartered in Wichita, Kansas.  Closing of the acquisition was subject to financing of the cash portion of the acquisition price, with a closing scheduled within forty-five days.  The financing we obtained was not satisfactory to the stockholders of Bruenger.  Accordingly, the agreement has expired and the stockholders of Bruenger Trucking Company have elected not to extend the agreement as this time.

Steven E. Lusty resigned as our chief operating officer, effective December 31, 2010.  We have not employed a replacement at the date this report is filed.

We have employed Richard R. Confessore, , as our chief financial officer beginning January 1, 2011.  Mr. Confessore is a certified public accountant.  He is a concurring reviewer for a Clearwater based PCAOB registered public accounting firm auditing the financial statements of more then ten registered and reporting companies.  For more than the past five years, he has provided consulting services to a number of publicly traded companies in the areas of SEC and GAAP accounting, tax compliance, Sarbanes-Oxley compliance and other matters

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

Integrated Freight Corporation

Date:	February 22, 2011

By:	/s/ Paul A. Henley
Paul A. Henley, Chief Executive Officer
(Principal Executive and Principal Operating Officer)

By:	/s/ Richard R. Confessore
Richard R. Confessore
(Principal Financial and Principal Accounting Officer)