Form 10-K
period 2011-03-31
INTEGRATED FREIGHT Corp
filed 2011-07-14
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended March 31, 2011

Commission file number: 000–14273

INTEGRATED FREIGHT CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Suite 200 6371 Business Boulevard Sarasota, Florida	34240
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (941) 907-8372

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value per share	(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☑

The aggregate market value* of the voting and non-voting common equity held by non-affiliates was:	$______________

The number of shares of the registrant’s common stock outstanding at June 30, 2011 was: 37,632,082 shares	______________

DOCUMENTS INCORPORATED BY REFERENCE

We have not incorporated any documents by reference.

SUMMARIES OF REFERENCED DOCUMENTS

This annual report on Form 10-K contains references to, summaries of and selected information from agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this annual report or to other reports we have filed with the U.S. Securities and Exchange Commission. The summaries of and selected information from those agreements and other documents are qualified in their entirely by the full text of the agreements and documents, which you may obtain from the Public Reference Section of or online from the Commission. See “Where You Can Find Agreements And Other Documents Referred To In This Annual Report” for instructions as to how to access and obtain this information. Whenever we make reference in this annual report to any of our agreements and other documents, the references are not necessarily complete and you should refer to the exhibits attached to the registration statement of which this annual report is a part for copies of the actual contract, agreement or other document.

WHERE YOU CAN FIND AGREEMENTS AND OTHER DOCUMENTS REFERRED TO IN THIS ANNUAL REPORT

We file reports with the U.S. Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. You may read and copy any reports and other materials we have filed with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site at which you may obtain all reports, proxy and information statements, and other information that we file with the Commission. The address of the Commission’s web site is http://www.sec.gov.  Under “Forms and Filings”, select “Search for Company Filings”.

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

This annual report on Form 10–K contains forward-looking statements that involve risks and uncertainties. We use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements. While we make these forward–looking statements based on various factors and derived using numerous assumptions, we have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

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

PART I

ITEM 1. BUSINESS.

Our corporate and business history.

“We”, “our” and “us", as used in this annual report, refer to Integrated Freight Corporation and our predecessor, PlanGraphics, Inc., and includes the following wholly owned subsidiaries, during the periods indicated:

• PlanGraphics, Inc., a Maryland corporation, (“PGI-MD”) our only subsidiary prior to December 27, 2009, when we sold it.
• Integrated Freight Corporation, a Florida corporation, (“Original IFC”) between December 3, 2009, when we acquired a controlling interest, and December 23, 2009, when we merged Original IFC into us.
• Morris Transportation, Inc., an Arkansas corporation, beginning December 23, 2009, when we acquired a controlling interest in Original IFC.  Original IFC purchased all of Morris Transportation’s common stock as of September 1, 2008.

• Smith Systems Transportation, Inc., a Nebraska corporation, beginning December 23, 2009, when we acquired a controlling interest in Original IFC.  Original IFC purchased all of Smith System’s common stock as of September 1, 2008.

• Triple C, Inc., a Nebraska corporation, beginning as of May 5, 2010, when we purchase all of its common stock.  We have filed an action to rescind this acquisition.  See Item 3.  Legal Proceedings, below.
• Cross Creek Trucking, Inc., an Oregon corporation, beginning April 1, 2011, when we purchased all of its common stock.  Financial information for Cross Creek is not include in our financial statements at and for the year ended March 31, 2011.

The address of our principal executive offices is Suite 200, 6371 Business Boulevard, Sarasota, FL 34240, and our telephone number at that address is (941) 907-8372.  The address of our web site is www.integrated-freight.com.

We were incorporated as Douglas County Industries, Inc. in Colorado in 1981. We underwent several name changes prior to 1997, our name at that time being DCX, Inc.  In 1997, we acquired all of the outstanding shares of what is now PGI–MD.  In 1998, we changed our name to Integrated Spatial Information Solutions, Inc. from DCX, Inc.  In 2002, we changed our name to PlanGraphics, Inc. from Integrated Spatial Information Solutions, Inc.  On August 18, 2010, we changed our name to Integrated Freight Corporation when we changed our corporate domicile to Florida from Colorado.

Original IFC was incorporated as Integrated Freight Systems, Inc. in Florida on May 13, 2008 by Paul A. Henley, its founder.  Original IFC changed its name to Integrated Freight Corporation on July 27, 2009. Mr. Henley is currently one of our directors and our chief executive officer.  Mr. Henley founded Original IFC for the purpose of acquiring and consolidating operating motor freight companies. Original IFC acquired the following companies:

Company Name	Year Established	Acquisition Date

Morris Transportation, Inc.	1998	As of September 1, 2008
Smith Systems Transportation, Inc.	1992	As of September 1, 2008

In 2010, we acquired a third motor freight carrier:

Company Name	Year Established	Acquisition Date

Triple C Transport, Inc.	2006	As of May 5, 2010

We have filed an action to rescind this acquisition, based on fraud and breach of representations and warrants by the sellers.  See Item 3. Legal Proceedings, below.  This company has no operations at the date of this annual report.

In 2011, after our fiscal year end, we acquired a fourth motor freight carrier:

Company Name	Year Established	Acquisition Date

Cross Creek Trucking, Inc.	1986	As of April 1, 2011

Although we have begun to consolidate some operational functions of these subsidiaries, such as insurance and fuel and tire purchasing, we are operating these subsidiaries as independent companies under the management of their founders and stockholders from whom we purchased them. We expect this management arrangement to continue until we are able to obtain sufficient debt or equity funding to cover the cost of combining and consolidating other operational functions of their operations that are duplicative.  We estimate that this consolidating activity will cost approximately $1,000,000.

In February 2011, we incorporated Integrated Freight Services, Inc. to operate as a freight brokerage company.

Overview of Our Truck Transportation Business

We are, beginning December 27, 2009, the date of our acquisition of Original IFC, a holding company exclusively of motor freight carriers, providing truck load service throughout the 48 contiguous United States. We do not specialize in any specific types of freight or commodities. We carry dry freight, refrigerated freight and hazmat and certain hazardous materials to include hazardous waste.  We provide long-haul, regional and local service to our customers.  The following description of our business includes information about Cross Creek Trucking which we purchased after the end of our most recent fiscal year.  Triple C Transport does not conduct any operations at the date of the filing of this annual report.  Accordingly, we have not included any information, other than financial information, related to the operations of Triple C Transport during our 2011 fiscal year.  All data in this Item 1 reflects our business at the date we have filed this annual report.

Our Strategy

Truck transportation in general has suffered during the recent economic recession. According to Transportation Topics (February 15, 2010), over 6,200 trucking companies are believed to have ceased operations between September 2007 and January 2010.  Although the economy has staged a slow recovery since that time, carriers are presently dealing with both extraordinarily high fuel prices and a growing shortage of qualified drivers.  We believe the trucking companies that have survived in the recent economic recession, whether presently profitable or marginally unprofitable, represent good future value at the prices for which we believe many of them can be acquired. Our management believes that many of them will require debt and equity funding and cost reductions which they may be unlikely to obtain individually. We believe that the demand for truck transportation services is returning to pre-recession levels, with an inadequate supply of trucks to meet demand. The American Trucking Association Tonnage Index reported a 3.5 percent increase in tonnage of freight shipped in the first two months of 2010. (Transportation Topics, March 29, 2010). According to the ATA tonnage has improved another 5.9% for the same period in 2011(ATA’s Monthly Truck Tonnage Report, March 31, 2011).  We believe our strategy we will position us to fill part of the demand for over-the-road freight services.

We intend to continue acquiring well established trucking companies when we can do so at prices which we deem to be advantageous. In the alternative, we may acquire assets. We also plan to expand beyond our truckload service through acquisitions into logistics, less-than-truckload (LTL) and expedited/just-in-time services, as opportunities are presented to us.

We believe that we can achieve savings in operating costs by centralizing certain common functions of our subsidiaries, such as administration, insurance, fuel and tire purchasing, billing and collections, dispatching, maintenance scheduling and other functions. While some of these cost-saving actions can be taken without significant cost, others will require us to obtain additional funding, as noted above.  We have begun our consolidating activities in insurance and fuel and tire purchasing.  We believe that with a larger service territory and customer base than any one subsidiary would have working alone, we will be able to achieve greater efficiencies in route and equipment utilization.

Our Markets

Historically our subsidiary companies have operated in well-established geographic traffic lanes or routes. These lanes are defined by our customers’ distribution patterns. Because there is some overlap within the most heavily traveled lanes, especially between points in the upper Midwest and Texas, we believe we will realize increased cost and productivity improvements.

Our market is concentrated in the heartland of America, ranging from the Ohio Valley and North Central moving through the Mid & Southwest and more recently in the Pacific Northwest. We have light coverage in the Northeast.  Our dry van and hazardous waste subsidiaries operate in regional areas, and thus have length of hauls typical of a day to two days of travel. Our refrigerated operations cover a larger geographic area with longer lengths of haul as compared to our dry van and hazardous waste operations. Our brokerage services enable us to expand our customer service offerings by providing the non-asset-based capability of arranging with other carriers to haul our customers' freight when the shipments do not fit our asset-based model.

*A drop yard is a temporary or semi permanent location we rent to store trailers when not in use between pick-ups and deliveries. Typically, we rent drop yards in terminal facilities of other motor freight carriers, which provide security.

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

All of the freight we hauled in FY2011 is dry van freight. The following table presents information regarding the approximate percentage makeup of the freight we haul.

%
Forest and paper products	40%
Hazmat and hazwaste	35%
All other freight (freight of all kinds – FAK)	25%

Marketing

Mr. Morris, Mr. Smith, and one sales person constitute our sales and marketing force. We have no formal marketing plan at the present time. We attend relevant trade shows and trade association meetings, and seek to maintain good relations with our existing customers. As we grow our carrier base, of which there is no assurance, we plan to establish a central national account sales and marketing group that will support the operations and customer service efforts of each subsidiary.

Our People

We believe our employees are our most important asset. The following table presents information about our employees, other than drivers.

Platform and warehouse	7
Fleet technicians	11
Dispatch	11
Sales	1
Office	8
Administrative and Executive	7

*This is an average number. The number of our contract drivers, who typically own or lease from third parties the tractors they drive, varies depending on our needs. The average number of contract drivers we employed during calendar 2009 was forty-six.

None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good. We offer basic health insurance coverage to employees.

Our Drivers

The following table presents information about our drivers.

Drivers – company	74
Drivers – independent contract	38

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. All of our drivers must have three years of verifiable driving experience, a hazmat endorsement (if hauling hazmat), no major violations in the previous thirty-six months, and must comply with all requirements of employment by federal Department of Transportation and applicable state laws.

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

Our Operations

We currently conduct all of our freight transportation operations, including dispatch and accounting functions, from the headquarters facilities of our operating subsidiaries. During FY2011 we continued using the legacy information management systems and personnel that were employed when our operating subsidiaries were acquired. These arrangements produce many overlaps and duplications in facilities, office systems and personnel. We believe that these operating arrangements provide less than optimal results and controls. We have begun to centralize many of these functions, as noted above. Centralization is subject to obtaining adequate internal or external financing, of which there is no assurance.

Our Revenue Equipment

The following table presents information regarding the mix of our revenue producing equipment.

Power units (tractors) – sleeper	72
Power units (tractors) – day cab	2
Trailers
Flatbed	2
Dry van	302
Refrigerated	2
Other specialized	9
Tanker	9

The average age of our power units is approximately 3.1 years. All of our power units are GPS equipped. The majority of our power units are Freightliner and Peterbuilt vehicles. This uniformity allows for reduced inventory of parts required by our maintenance departments. In addition, the training required for our technicians is focused on limited equipment lines. We replace our power units at approximately four years of age. The average age of our trailers is approximately 3.9 years for general freight and twelve years (as needed) for hazmat and hazwaste which may sit idle for extended periods of time. We maintain all of our revenue producing equipment in good order and repair.

We believe we have an optimal tractor to trailer ratio based upon our current and anticipated customer activity.

Diesel Fuel Availability and Cost

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control.  Fuel prices have fluctuated dramatically and quickly at various times during the last three years. They remain high based on historical standards and can be expected to increase with increased demand for truck transportation in a recovering economy.  We actively manage our fuel costs with volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit.  During fiscal 2011, over eighty-five percent of our fuel purchases were made at contracted locations.

To help further reduce fuel consumption, we began installing auxiliary power units in our tractors during 2007.  These units reduce fuel consumption by providing quiet climate control and electrical power for our drivers without idling the tractor engines.

Our cost-cutting measures include utilizing technology such as Peoplenet and Carrierweb to monitor travel speed/idling/rpm/high overspeed operations. In addition, governing the top speed of our power units helps reduce our fuel costs. We are installing the newly designed roll resistant, and thus more fuel efficient, tires as replacements as needed.

We further manage our exposure to changes in fuel prices through fuel surcharge programs with our customers and other measures that we have implemented.  We have historically been able to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. As of March 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Among the greatest challenges presented by high and relatively unstable diesel fuel prices is monitoring and maintaining the Company’s fuel costs and insuring that its fuel surcharge levels are adequate to recapture incremental costs.  The Company monitors the weekly Department of Energy regional and national diesel fuel pricing information and regulates its fuel surcharge levels accordingly.  In addition, customer service representatives and operations personnel have been trained to take into account the cost of fuel (to include all empty miles) during the process of accepting and booking all shipments.

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

The surface freight transportation market in which we operate is frequently referred to as highly fragmented and competitive. There are an estimated 227,000 for-hire motor freight companies on file with USDOT, with ninety-six percent operating twenty-eight or fewer trucks. Even the largest motor freight companies haul a small percentage of the total freight. The following table presents information regarding the estimated percentage of freight hauled by the largest trucking companies compared to all other trucking companies.  [Information obtained from the American Transportation Research Institute.]  According to the American Trucking Associations June 2011 issue of ‘Trucklines’, “Trucking serves as a barometer of the U.S. economy, representing 67.2% of tonnage carried by all modes of domestic freight transportation, including manufactured and retail goods. Trucks hauled 9 billion tons of freight in 2010.  Motor carriers collected $563.4 billion, or 81.2% of total revenue earned by all transport modes.”

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

Our company drivers and independent contract drivers also must comply with the safety and fitness regulations promulgated by the USDOT, including those relating to drug and alcohol testing and hours-of-service.  Drivers may drive up to eleven hours within a fourteen-hour non-extendable window from the start of the workday, following at least ten consecutive hours off duty.  Motor freight carriers and drivers may restart calculations of weekly on-duty limits after the driver has at least thirty-four consecutive hours off duty.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  These regulations have not had a significant impact on our operations or financial results and we do not expect a negative impact in the future.

Terms of Our Acquisitions

We acquired Morris Transportation and Smith Systems Transportation in the merger with Original IFC.  We acquired Triple C Transport after our merger with Original IFC.  We have filed an action to rescind the Triple C Transportation transaction.  See Item 3.  Legal Proceedings, below.   We acquired Cross Creek Trucking after our most recent fiscal year end.  Prior to negotiations for these acquisitions, there were no prior or existing relationships between our management and the owners/management of the acquired companies.  The final terms of each acquisition, which may differ from the original terms, are as follows:

Name of subsidiary	Stock issued	Cash payment	Promissory note	Warrants
Morris Transportation
Smith Systems Transportation	825,000	none	$250,000	none
Triple C Transport (1)	2,000,000	$100,000	$150,000	none
Cross Creek Trucking				none

(1)  We have filed suit to rescind this acquisition.  See Item 3.  Legal Proceedings, below.

[deleted following paragraphs after extracting and updating information.]

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

Terms of our sale of PGI-MD

The agreement to sell PGI-MD to Mr. Antenucci was made in an arm’s length transaction in connection with Original IFC’s purchase of our preferred stock in connection with the original structure of our business combination transaction in which we would have merged into the Original IFC. The agreement included the following provisions, as modified due to delays in completing the original combination transaction and the revised combination transaction, which were satisfied in the completion of the sale on December 27, 2009:

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

As a result of the merger, we are subject also to Integrated Freight’s obligation to issue to Frederick G. Beisser, our former senior vice president - finance, 75,525 shares of common stock and 75,525 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for Mr. Beisser’s release of us from payment of his deferred compensation in the amount of $112,830 (but not including unpaid wages, automobile allowance and reimbursable expenses totaling $24,126 owed to him at November 9, 2009).

We are also required to maintain directors and officers’ tail coverage for three years for the benefit of Messrs. Antenucci and Beisser.

We had no interest in maintaining, managing and funding the business of PGI-MD as a subsidiary company after our acquisition of Original IFC. The transactions outlined above resulted in our relief from liabilities in an aggregate amount of $1,309,435, in consideration for common stock which Original IFC valued at the time of negotiations at $0.10 per share (the price at which it was selling its common stock at that time in private placements), for an aggregate value of $31,175, before valuing the warrants. Furthermore, the sale of PGI-MD removed approximately $3,281,679 in liabilities from our consolidated balance sheet that were liabilities of PGI-MD and relieve us of all the operational and business difficulties centered in PGI-MD. We did not obtain an independent appraisal of PGI-MD. Nor, did we seek other buyers for PGI-MD or its business and technologies. We believe that our management composed of Mr. Antenucci during our negotiations with Original IFC would have been less interested or uninterested in entering into the transactions with Original IFC, as compared to declaring bankruptcy or terminating our reporting status under the Securities Exchange Act if the transactions had not involved our sale of PGI-MD to Mr. Antenucci. Notwithstanding the foregoing, at May 1, 2009, our management, the management of Original IFC and Mr. Antenucci believed that these related transactions were fair and acceptable to all parties. We believe the negotiations for our sale of PGI-MD were conducted at arms’ length, because fundamentally Mr. Antenucci was not negotiating against us, when he was our sole director and chief executive officer, but was negotiating against Original IFC.

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

The motor freight industry, as a whole, has experienced an increased demand for truck and an improvement in revenues, as our general economy seems to be emerging from the recent recessionary period.  (Heavy Duty Trucking, May 2010)  For April and May 2011 the truck tonnage increases were 4.8% and 2.7% above the same times last year according to the American Trucking Associations’ monthly tonnage report.  Although not as robust an economic recovery as hoped, the economy is slowly recovering.  Not only can these improvements be expected to improve the financial viability of motor freight carriers who have survived the recession, but also decrease their interest in being acquired.  Our acquisition and growth strategy has been based in part on depressed values for motor freight carriers and a desire to sell based on poorer than historical financial performance.  Without these incentives, we may find it more difficult to locate trucking companies with an interest in being acquire, or if they have such an interest, being acquired for consideration that fits our financial model.

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

We have experienced difficulty in obtaining debt and equity funding for operations, acquisitions and the costs associated with acquisitions, which can be expected to have an adverse impact on our growth and cause us to issue more common stock at lower values.

[prepare body for this]

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

ITEM 2. PROPERTIES.

We lease our corporate headquarters office is located in Sarasota, Florida. Our lease expires in ___. We currently pay $___ per month subject to annual adjustments related to __________. We lease ___ square feet of general office space at this location. We believe this facility will be adequate for our needs for six to nine months. (I have new lease proposal from Goda/RTI)

The headquarters of our operating subsidiaries are located in Hamburg, Arkansas; Scotts Bluff, Nebraska and Doniphan, Nebraska. The following table presents information regarding these facilities.

Location	Acres	Under Roof*	Office*	Warehouse*	Service*	Trucks Accommodated

Hamburg facility (Morris)	10	15,000	3,000	none	12,000	170 trucks
Scotts Bluff facility (Smith)	10	36,500	3,000	30,000	3,500	400 trucks
~~Doniphan facility (Triple C)~~	~~4~~	~~16,000~~	~~3,000~~	~~8,000~~	~~3,000~~	~~50 trucks~~

*Number indicates square feet.

We own the Scotts Bluff facility. We lease the other facilities under terms described in the following table.

Location	Lessor	Lease ends	Monthly rental	Annual adjustment	[What else]

Hamburg facility (Morris)
~~Doniphan facility (Triple C)~~

We also have terminals in Pine Bluff, Arkansas, Arcadia, California, Kimble, Nebraska and Ponca City, Oklahoma. [are any of the terminals sufficiently large or material that we should include them in the two tables above?] We rent drop yards on a short term basis as the seasonal and operational needs of our customers require. These drop yards are routinely located in Eldorado, Arkansas, Sacramento, California, Chicago, Illinois, Iowa City, Iowa, Denton and Houston, Texas and Dell, Utah. Drop yards are a specific number of truck parking places we rent on an as-needed basis in terminal facilities of other trucking companies.

We believe all of these facilities are adequate for our operations for the foreseeable future. We expect to acquire additional facilities for operations when we make future acquisitions, of which there is no assurance.

ITEM 3. LEGAL PROCEEDINGS.

[We need to summarize the White and Triple C related litigation. I will work with Angela and David on this.]

[We need to summarize Lusty litigation or claim]

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

The following table presents information regarding our claims experience during fiscal year 2011. [update]

Category of Claim	Total Claims*	Our Portion

Auto Accident	$	$
General Liability	$	$
Cargo Damage	$	$
Property Damage	$	$

*Includes estimated amounts of pending claims, which are expected to settle in 2009.

We require our contract drivers to carry their own occupational accidental insurance, which is similar to workers’ compensation insurance.

The following table presents our accident experience during fiscal year 2011. [update]

Type	Fatal	Injury	Tow	Total

Crashes

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information. Our common stock trades on OTC Bulletin Board under the symbol, PGRA. The following quotations reflect inter–dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

	Sales Price
Quarters Ended	High	Low

June 30, 2009	.0049	.0012
September 30, 2009	.0020	.0005
December 31, 2009	0022	0005
March 31, 2010	0071	0013
June 30, 2010
September 30, 2010
December 31, 2010
March 31, 2011

On June __, 2010, the last reported sales price of our common stock was $___

Holders. Based on information provided by our transfer agent, at June __, 2011, we had approximately 1,995 record owners of our common stock, not including securities broker-dealers who hold shares in “street name” on behalf of their customers. [now that we have DTCC subscription, can we get number of street name holders or is this a NOBO/OBO issue?]

Dividends. We have never declared or paid any dividends on our common stock. Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable future.

Transfer Agent. Our transfer agent is Island Stock Transfer, Suite 705S, 100 Second Avenue South, St. Petersburg, Florida 33701. The telephone number of our transfer agent is 727-289-0010.

DTCC Eligibility. Our stock is eligible for deposit by securities broker-dealers into Cede & Co, for “street name” stockholders.

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

Recent sales of unregistered securities. All sales of equity securities during our 2011 fiscal year have been reported on Form 8-K and Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to include the disclosure under this Item 6 Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, particularly those engaged in new and rapidly evolving markets and technologies. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

Overview

The main factors that affect our results of operations are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. The results of our brokerage activities, which we initiated in February 2011, were relatively insignificant for the fiscal year 2011 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

Fuel surcharges tended to be a volatile source of revenue; therefore, measured freight revenue is calculated with the removal of such surcharges, providing a more consistent basis for comparing results of operations from period to period.

Operating Results

The following table presents and compares the results of our operations for the fiscal years ended March 31,2011 and 2010.

	Fiscal year Ended	Fiscal year Ended	$	%
	March 31,	March 31,	change	change
	2011	2010

Revenue	$18,827,367	$17,330,079	$1,497,288	8.640%

Operating Expenses
Rents and transportation	4,301,170	4,900,107	(598,347)	-12.211%
Wages, salaries and benefits	5,591,171	5,364,224	226,947	4.231%
Fuel and fuel taxes	5,526,923	4,310,349	1,216,574	28.224%
Depreciation and amortization	2,179,827	2,234,234	(54,407)	-2.435%
Insurance and claims	725,995	745,308	(19,313)	-2.591%
Operating taxes and licenses	198,853	142,786	56,067	39.266%
General and administrative	4,020,941	1,913,765	2,107,176	110.106%
Total Operating Expenses	22,882,331	19,610,773	3,271,558	16.682%
Loss from Continuing Operations	(4,054,964)	(2,280,694)	(1,774,270)	77.373%
Loss from Discontinued Operations	(1,529,034)	-0-	(1,529,034)	n/a
Other Expenses
Interest	1,536,646	941,992	594,654	63.127%
Interest - related parties	351,031	110,438	240,593	217.853%
Other income	(216,585)	(224,877)	(8,292)	-3.687%
Derivative loss	513,471	-0-	513,471	n/a
Total Other Expenses	2,184,563	827,553	1,357,010	163.979%
Net loss before noncontrolling interest	(7,768,561	(3,108,247)	(4,660,314)	149.934%
Net loss	$(7,561,2007,761,200)	$(3,140,423)	(4,620,777)	147.139%

Our large expenses, for example truck lease and financing costs, tend to be fixed.  These expenses represent a significant use of cash flow.  Our driver payroll fluctuates with the freight shipped; however, we do have fixed payroll expenses for the office, management and the shop that do not decline in correlation to the reduction on freight income.  We attempted to reduce operating expenses during fiscal 2011, but significant expenses related to noncash compensation resulted in increased overall expenses and operating losses.  We believe a reduction in these noncash expenses and the results of the results of cost reduction efforts will be reflected in the future.

Seasonality

Typically, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, our fiscal fourth quarter results have historically has been lower than results in each of the other three quarters of the fiscal year excluding charges.  Our equipment utilization typically improves substantially fiscal first and second quarters of each fiscal year because of the trucking industry's seasonal shortage of equipment on traffic related to produce and because of general increases in shipping demand during those months.

 Revenues

For the fiscal year ended March 31, 2011, we reported revenues of $18,827,367 as compared to revenues of $17,330,079 for the fiscal year ended March 31, 2010 an increase of $ 1,497,288 or 8.64%.  The increase is due to the increase in freight revenue in correlation to the US economy.

Operating Expenses

Our total operating expenses increased16.682% to $22,682,191 for the fiscal year ended March 31, 2011, as compared to $19,602,773 for the fiscal year ended March 31, 2010.  These changes include:

Rents and Transportation. For the fiscal year ended March 31, 2011, rents and transportation costs were $4,301,170 as compared to $4,900,107 for the fiscal year ended March 31, 2010, a decrease of $598,347 or 12.211%.  The increase was primarily due to increased brokerage of trucks and trailers to supplement our existing fleet.

Wages, salaries and benefits.  For the fiscal year ended March 31, 2011, wages, salaries and benefits costs were $5,591,171 as compared to $5,364,224 for the fiscal year ended March 30, 2010, an increase of $226,947 or 4.231%.  The increase was due primarily to the increased miles driven.

Fuel and fuel taxes. For the fiscal year ended March 31, 2011, the cost of fuel and fuel taxes were $5,526,923 as compared to $4,310,349 for the fiscal year ended March 31, 2010, an increase of $1,216,574 or 28.244%. The increase was due primarily to fuel price instability.

Depreciation and amortization.  For the fiscal year ended March 31, 2011, depreciation and amortization costs were $2,179,827 as compared to $2,234,234 for the fiscal year ended March 31, 2010, a decrease of $54,407 or 2.435%.  We have removed older vehicles from our fleet which is offset by an increase in rents and transportation expense.

Insurance and claims .For the fiscal year ended March 31, 2011, insurance claims costs were $725,995 as compared to $745,308 for the fiscal year ended March 31, 2010, a decrease of $19,313 or 2.591%.

Operating taxes and licenses For the fiscal year ended  March 31, 2011, operating taxes and licenses costs were $198,853 as compared to $142,786 for the fiscal year ended March 30, 2010, an increase of $56,067 or 39.266%.

General and administrative expenses. General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of services and include managerial salaries, legal fees and rent and utilities. For the fiscal year ended March 31, 2011, general and administrative expenses costs were $4,020,941 as compared to $1,913,765 for the fiscal year ended March 31, 2010, an increase of $2,107,176 or 110.106%. This increase resulted primarily from increased noncash compensation and noncash professional services expenses.

Loss from Continuing Operations

We reported a loss from continuing operations of $4,054,,964 for the fiscal year ended March 31, 2010 as compared to a loss from operations of $2,280,694 the fiscal year ended March 31, 2010, a decrease of $1,774,270 or 77.373%.  The increased loss  was a result of decreased sales and higher operating expenses as a percentage of sales offset by the increased noncash expenses in general and administrative discussed above.

Discontinued Operations - Triple C Transportation

As more fully discussed in Note 2 to our financial statements, we shut down Triple C operations due to the loss of the tractor and trailer fleet it was leasing from the former owners.  As was our practice with previous acquisitions, the former owners continued to manage the day to day operations of Triple C and it was leasing approximately ninety-one power units and ninety-nine trailers from companies owned by the former owners for payments equal to the payment those companies were making on their financing agreements for that equipment, which was approximately $300,000 a month. During the latter part of October 2010, the former owners of Triple C notified us in writing that entities controlled by them and receiving lease payments from Triple C were having difficulty servicing the debt of the related entities.  Two of those entities White Farms Trucking, Inc. (“WFT”) and Craig Carrier Corporation, LLC (“CCC”) ultimately filed Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Nebraska, which were filed on December 21, 2010 and have been assigned case numbers 10-43797 and 10-43798.

On May 2, 2011, we filed a complaint against Craig White and Vonnie White in the District Court for Douglas County, Nebraska and served notice on the defendants pursuant to the Stock Purchase Agreement under which we acquired Triple C from the defendants on or about May 14, 2010.  In the complaint, we ask the court to rescind the Stock Purchase Agreement, alleging multiple, material breaches of representations and warranties which individually and in the aggregate constitute fraud upon us.  We are also seeking damages in unspecified amounts.  We intend to pursue this litigation aggressively.  Because of actions taken by the defendants subsequent to closing of our acquisition, undisclosed liabilities of Triple C, breaches of the defendants’ representations and warranties, and the bankruptcies of entities they control and which were Triple C’s equipment lessors, we believe that rescission will not have a materially negative impact on our financial performance going forward; even though we will not enjoy the benefits of the acquisition which we expected at the time of the transaction but which do not seem now available in fiscal year 2012 in view of the fact that Triple C has lost its licenses to operate based on actions by Mr. and Mrs. White and other entities they control both before and after the closing of the transaction.

We incurred a loss of $1,529,034associated with this transaction and have reserved $1,765,313 to cover any liabilities incurred in relation to it.

Other Income (Expenses)

We reported total other expense of $2,184,563 for the fiscal year ended March 31, 2011 as compared to total other expenses of  $827,553 for the fiscal year ended March 31, 2010, an increase  of  $1,357,010 or 163.979%.  While interest expense continues to increase due to a greater debt level, other income from disposition of revenue equipment also decreased during the period.  Other income and expense reflects interests costs (net of interest income), including derivatives, as discussed below.

Interest expense for the fiscal year ended March 31, 2011 was $1,536,646 compared to $941,992 for the fiscal year ended March 31, 2010, an increase of 594,654 or 63.127%. Interest expense to related parties for the fiscal year ended March 31, 2011 rose to $351,031 from $110,438 for the fiscal year ended March 31, 2010, an increase of $240,593 or 217.853%.  This was due to greater debt levels and expenses incurred to renegotiate and extend existing debt.

We had interest expense and derivative expense of $513,471on the sale of convertible notes for the fiscal year ended March 31, 2011 compared to $-0- for the fiscal year ended March 31, 2010, when we sold no significant such  convertible notes.

Net Loss

We reported a net loss of $7,761,200 for the fiscal year ended March 31, 2011 as compared to a net loss of $3,140,423 for the fiscal year ended March 31, 2010, an increase of $4,620,777. The increase was a result of increased sales and lower operating expenses as a percentage of sales offset by increased corporate level general and administrative expenses and increased interest and derivative expense associated with raising capital. The derivative losses resulted from our sale of convertible debentures, as explained in Notes 1 and 6 of the financial statements.

Segments

Morris Transportation

For the fiscal year ended March 31, 2011, Morris Transportation had revenues of $11,135,967 compared with revenues of 10,537,602 for the fiscal year ended March 31, 2010, an increase of $598,365 or 5.67%.  This increase is primarily due to a general improvement in the trucking industry.

For the fiscal year ended March 31, 2011, Morris Transportation had net income of $297,047 compared with net income of $12,403 for the fiscal year ended March 31, 2010, an increase of $284,644.  This increase is primarily due to increased sales combined with contained expenses.

Total assets at March 31, 2011, were $3,621,863, as compared to total assets of $4,329,888 at of March 31, 2010, a decrease of $708,021.  This decrease is primarily due to the sale of several tractors and continued depreciation of other existing equipment.

Smith Systems Transportation

For the fiscal year ended March 31, 2011, Smith Systems Transportation had revenues of $7,691,400 compared with revenues of $6,792,477 for the fiscal year ended March 31, 2010, an increase of $898,923 or 13.23%.  This increase is primarily due to a general improvement in the trucking industry.

For the fiscal year ended March 31, 2011, Smith Systems Transportation had net income of $338,000 compared with a net incomeof $16,807 for the fiscal year ended March 31, 2010, an improvement of $321,193.  This increase is primarily due to a general sales increase and successful cost reduction programs.

Total assets at March 31, 2010, totaled $2,681,427, as compared to total assets of $2,853,776  at March 31, 2010, a decrease of $172,349, due to equipment disposals..

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons related to continuing operations between March 31, 2011 and March 31, 2010.

	March 31, 2011	March 31, 2010	$ change	% change

Working Capital	$(4,099,229)	$(5,073,077)	$973,848	-19.2%

Cash	54,158	48,101	6,057	12.59%
Accounts receivables, net	2,564,352	2,306,738	257,614	11.17%
Prepaid expenses and other assets	545,930	336,127	209,803	62.41%
Property and equipment, net	4,141,068	5,679,610	(1,538,542)	-27.088%
Intangible assets, net	268,785	913,868	(645,083)	-70.59%
Total Assets	7,810,572	9,284,444	(1,473,872)	-15.87%

Bank overdraft	214,303	166,966	47,337	28.35%
Accounts payable	1,151,337	447,752	(703,585)	-157.1%
Accrued and other liabilities	1,112,778	885,613	227,165	25.65%
Warrant liabilities	513,471	-	513,471	100.00%
Line of credit	895,153	755,044	140,109	18.56%
Notes payable	8,245,340	10,214,960	(1,969,620)	-19.39%
Total Liabilities	13,897,698	12,470,335	(141,674)	-11.36%
Common stock	31,575	21,089	10,486	49,72%
Additional paid-in capital	6,013,911	1,171,790	4,842,121	413.22%
Accumulated deficit	(12,475,839)	(4,714,339)	(7,561,2007,561,200)	76.92%
Non-controlling interest	342,930	335,569	7,361	2.54%
Total Liabilities and Stockholders’ Deficit	$7,800,006	$9,284,444	$(1,484,438)	-164.63%

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons related to continuing operations between March 31, 2011 and March 31, 2010:

Our cash flow from operations is insufficient to meet current obligations. In fiscal year2011 and 2010, we relied upon additional investment through sales of common stock and debentures in order to fund its operations. We anticipate the need to raise significant amounts of capital in order to fund its operations in the next fiscal year.

Cash Flows and Working Capital

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. At March 31, 2011, we had $54,158 in cash and cash equivalents. We had receivables, net of allowances, of $2,564,352 and our current liabilities were $7,263,669.

Our sales cycle can be several weeks or longer, followed by a period of time in which to collect our receivables, with some costs incurred immediately, making our business working-capital intensive. We do not anticipate a profitability level that would resolve its cash flow issues in the foreseeable future and expects to rely upon acquisitions and capital contributed by investors to fund its operations.

We have significant capital expenditures, although leasing can reduce our equipment cost when justified by the level of sales.

We raised $855,000 from the sale of common stock to investors for the fiscal year ended March 31, 2011.

Operating Activities

Net cash used in operating activities for the fiscal year ended March 31, 2011 totaled $296,195. as compared to $694,386 for the fiscal year ended March 31, 2010, an improvement of $398,191. This change resulted primarily from the greater level of commercial activity in 2011, which resulted in the much greater net loss for the year ended March 31, 2011offset by the larger noncash expenses in the same period. For the fiscal year ended March 31, 2011, we had a net loss of $7,561,200, along with non-cash items such as depreciation and amortization expense of $1,979,827, stock issued for services of $746,346, warrants issued for services of $318,750, stock based compensation of $177,000, stock issued for interest of $873,519, and debt discount amortization expense of $258,682,.  During the fiscal year ended March 31, 2010, we experienced a net loss of $3,140,423; along with non-cash items such as depreciation and amortization expense $2,234,234.

Investing Activities

Net cash used in investing for the fiscal year ended March 31, 2011 was $168,311 as compared to no net cash used in investing activities of $-0- for the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2010, we used cash of $100,000 for the purchase of Triple C. We also purchased equipment for $68,311.

Financing Activities

Net cash provided by financing activities for the fiscal year ended March 31, 2011, was $470,563 as compared to net cash provided of $584,045 for the fiscal year ended March 31, 2010.  For the fiscal year ended March 31, 2011, net cash provided by financing activities related to proceeds received from notes payable of $906,240 which were funds received from various lenders, proceeds from sale of common stock of $855,000, offset by repayments on notes payable of $1,478,123 which were to pay down the balances on various notes related to the trucks and trailers.  In the prior period there were proceeds from notes payable of $1,042,180 and repayment of notes payable of $582,987.

Cash Requirements

At July 13, 2011, we had a nominal balance in cash and cash equivalents. As discussed below, this amount and our current accounts receivable collections may be adequate to maintain our current level of operations  for 30 to 60 days,, after which we would need additional capital or face a significant curtailment of operations.

Outlook

We believe that we are in a recovering truckload freight market as the operating environment grew increasingly positive during the last fiscal year.  This is reflected in an increased fiscal year over fiscal year average miles per tractor.  We expect the upward trend to continue in future quarters.

Even though management is optimistic about the economic recovery, the transportation industry is generally cash lean with over-leveraged balance sheets. We intend to invest more heavily as demand for truckload services improves. We believe we are well-positioned to grow our business as the recovery continues to develop.

We believe that our level of profitability, fleet renewal strategy, and use of independent contractors will enable us to internally finance attractive levels of fleet growth when demand conditions are right. Based on our growing network and anticipated access to substantial capital resources, we believe we have the competitive position and ability to perpetuate our model based on leading growth and profitability.

Notwithstanding our operating losses in the comparative years covered by this annual report on Form 10-K, we have experienced positive cash flows and improvements in our net income, working capital positions at the subsidiary level during the year ended March 31, 2011 compared to fiscal 2010.  As we begin to consolidate the duplicated functions among our subsidiaries, we expect to achieve further savings which will be reflected in improved cash flows and working capital positions, and profitable operations of which there is no assurance.  The expenses associated with maintaining our reporting under the Securities Exchange Act at the parent level have significantly contributed to our consolidated negative cash flow and working capital positions.  In particular, the legal and accounting expenses associated with acquisitions and first-time audits of acquisition candidates and lititgation from the Triple C discontinued operation have resulted in greater cash outflows and expenses in these categories than we expect to experience when our acquisition program matures in the future.  We do not expect a positive change in these factors until we complete additional acquisitions, if any, which will enable us to spread the parent’s expenses, associated with being a publicly traded and reporting company and costs of future acquisition over a larger revenue and cash flow base.

We believe that we are in a recovering truckload freight market and that the loss of capacity in the market due to the recent recession creates growth operations for us. Likewise, the recession has weakened many companies in the industry, which we believe creates opportunities for us to acquire good companies at prices we believe are fair.

Even though our management is optimistic about the economic recovery, the transportation industry is generally cash lean with over-leveraged balance sheets. We intend to invest more heavily as demand for truckload services improves. We believe we are well-positioned to grow our business as the recovery continues to develop.

We believe that our level of profitability, fleet renewal strategy, and use of independent contractors will enable us to internally finance attractive levels of fleet growth in the future. Based on our growing network, a history of low cost operations and anticipated access to substantial capital resources, we believe we have the competitive position and ability to perpetuate our model based on leading growth and profitability.

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

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after March 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact our financial statements included in this report on Form 10-K.

Property and Equipment

Property and equipment are entered at acquisition cost and depreciated on a straight-line basis over their anticipated life.  We estimate the salvage value of our equipment to be 1fifteen to twenty percent for tractors and trailers, if the equipment is kept in service for its entire useful life. This life expectancy is based upon our management’s past experience of operations. The useful life of a typical tractor is seven fiscal years and a typical trailer is nine fiscal years. Our structures are forty fiscal years and leasehold improvements are the lesser of the economic life of the leasehold improvements or the remaining life of the lease.

The freight environment negatively impacted every subsidiary's freight revenues during our fiscal year ended March 2010 but began a turnaround for theyear ended March 31,2011..  Fuel surcharges tended to be a volatile source of revenue; therefore, measured freight revenue is calculated with the removal of such surcharges, providing a more consistent basis for comparing results of operations from period to period.  In anticipation of lower freight volumes, we reduced our average tractor fleet.  With the assistance of the fleet reduction, we did experience an increase in average miles per tractor.

Going Concern

We have suffered recurring losses from operations and are dependent on additional capital to execute our business plan.

With our present cash and cash equivalents, management expects to be able to continue some of our operations for at least the next twelve months. However, we have suffered losses from operations.  Our continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through the debt and equity offerings noted above. We  do,, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan toto sell additional equity securities, debt securities or borrow from lending institutions. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer. In such event, we will be forced to scale down or perhaps even cease our operations.

We have undertaken steps as part of a plan to improve operating results with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our revenues and gross profits; and (c) reducing expenses. Additionally, we are implementing a four part strategy to bring us to financial stability, which is as follows:

•
A significant portion of our short term debt is in the hands of our subsidiary managers who, under the right circumstances,  we believe may be willing to rework terms and to lengthen the maturity dates, as they have in the past, if that becomes necessary, lessening the short term debt on our balance sheet.

•
A significant amount of short term debt on our balance sheet is convertible into common shares and we are optimistic a meaningful amount of this debt will ultimately be converted, thus eliminating a meaningful amount of debt from our balance sheet.

•
We expect to continue to grow through acquisitions involving stock payments in lieu of cash.  We expect this larger business base will give us an ever larger “platform” in order to more easily offset the corporate overhead and costs of being public.

•
We are beginning the integration of the subsidiaries, allowing for increased buying power (lower costs) and elimination of redundant tasks (saving the company significant money). This integration is expected also to help our subsidiaries become more efficient than they are now, acting as independent companies.

You have no assurance that we will successfully accomplish these steps and it is uncertain whether we will achieve a profitable level of operations and/or obtain additional financing. You have no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.
Our consolidated financial statements do not give effect to any adjustments which would be necessary should the we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

See Consolidated Financial Statements beginning on page F-1.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

· An obligation under a guaranty contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors,
· A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
· Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument or,
· Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes

Effect of Changes in Prices

Changes in prices in the past few fiscal years have not been a significant factor in the trucking industry. Prices to the end customer do vary with fuel prices, which are affected by means of a fuel surcharge that is set by the U S. Department of Energy and is common to all companies in the industry. The surcharge may affect the industry and the economy as a whole but does not differentiate between companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item, including an index to the financial statements, begin on page F–1 (following page __) of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any change in or disagreement with our accountants during the past two fiscal years or the subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES. [CHECK AND UPDATE]

We are subject to the requirements of Item 9A(T), at the date of this report.

ITEM 9A(T).

307 – Disclosure controls and procedures: As of March 31, 2011, our principal executive and our acting principal financial officer, the same person, evaluated the effectiveness of our disclosure controls and procedures, and determined that we do not have any effective disclosure controls and procedures. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

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

308T(a)(2) – Framework to be used for evaluation: In its evaluation of our internal control over financial reporting, our management is required to use the Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

308T(a)(4) – Absence of auditor’s attestation: This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our independent auditors will be required to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting in their audit of our annual report for the year ending March 31, 2012.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and acting principal financial officer, who is the same person, we did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NAME	AGE	POSITION	DIRECTOR SINCE

John E. Bagalay	75	Director
Kimberly B. Bors		Director
Paul A. Henley	50	Director, Chief Executive Officer, Chief Financial and Accounting Officer
Henry P. Hoffman	58	Director, President and Chief Operating Officer
Jackson L. Morris	65	Corporation Secretary
T. Mark Morris	43	Director and General Manager of Subsidiary
Robert Papiri		Director
Monte W. Smith	55	Director and General Manager of Subsidiary

Our stockholders elect our directors. Our directors serve terms of one year and are generally elected at each annual stockholders meeting; provided, that there is no assurance we will hold a stockholders’ meeting annually. We have identified our independent directors using the definition of independence contained in the NASDAQ listing rules. Our executive officers are elected by the board of directors and their terms of office are at the discretion of the board of directors, subject to terms and conditions of their respective employment agreements which we expect to enter into after the registration of which this prospectus is a part is effective. We have the authority under Florida law and our bylaws to indemnify our directors and officers against certain liabilities. We have been informed by the U.S. Securities and Exchange Commission that indemnification against violations of federal securities law is against public policy and therefore unenforceable.

Biographical Information About Our Directors And Executive Officers [need to update for any changes]

John E. Bagalay is one of our independent directors.

●
2005 to present– Mr. Bagalay is executive-in-residence at EuroUS Ventures LLC, a venture capital firm located in Newton, Massachusetts that invests exclusively in European based technology companies that wish to establish a US market. Our investment is committed to facilitate that expansion.

●	2003 to 2005 – He was Director of Special Projects in the Life Sciences at the Boston University Technology Commercialization Institute

●
2003 to present – Mr. Bagalay has been a director and Chairman of Wave Systems Corp, a publicly traded company. Wave develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and work with the specifications of the Trusted Computing Group.

●	1989 to 2003 – Mr. Bagalay was Senior Advisor to the Chancellor of Boston University from January 1998 to November 2003.

●	1989 to 1998 – He Managing Director of BU Ventures, a university venture capital company.

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

Kimberly B. Bors is one of our independent directors.

[I will pull bio info from 8-K]

Paul A. Henley is the chairman of our board, chief executive officer, chief financial and accounting officer.

●
May 2008 to present – Mr. Henley is the founder of Integrated Freight Corporation and has served as its chairman of the board and chief executive officer since its inception. He now also serves as its chief financial and accounting officer.

●
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

●
October 2006 to May 2007 - Mr. Henley was engaged in a joint venture with Friedland Capital doing business under the name of Friedland-Henley Advisers which was engaged in developing a venture capital fund for early stage companies. Mr. Henley terminated his relationship before the fund began to raise capital.

●	June 2006 to 2007 - He was a consultant to Friedland Capital of Denver, Colorado in the areas of product development and investment seminars.

●
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

●
May 2008 to present – He is the founder of Integrated Freight Corporation and has served as its chairman of the board and chief executive officer since its inception. He now also serves as its chief financial and accounting officer.

Mr. Henley earned a B.A. degree in business management and marketing (1981) from Florida State University.

Henry P. (“Hank”) Hoffman is director, our president and chief operating officer..

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

•
June 2007 to ___________ – Mr. Hoffman was President & CEO and a director of SeaBridge Freight, Inc., a tug and barge transportation company that provided short sea service between Port Manatee, FL and Brownsville, TX and has ceased operations.

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

Robert Papiri is one of our independent directors.

[I will pull bio info from 8-K]

Monte W. Smith is one of our directors and is the general manager of one of Integrated Freight’s subsidiaries, Smith Systems Transportation, Inc., which he founded in 1992 and has been its chief executive officer from inception to the present. Mr. Smith attended the University of Nebraska at Kearney, studying finance.

Audit Committee/Audit Committee Financial Expert

Our audit committee is composed of John E. Bagalay and Kimberly B. Bors, our two independent directors.

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

Name and principal position	Year(1)	Base(2)	Bonus	Total

John C Antenucci President & Chief Executive Officer	2009	$157,000	none	$
John Chen, Vice President International of PGI-MD	2009	$none	none
Paul A. Henley, Chief Executive Officer (2)	2009	$195,000	none	$
	2010		$50,000	$
	2011	$		$
Henry P. Hoffman, President and Chief Operating Officer (3)	2011
Michael Kevany, Senior Vice President, PGI-MD	2009	$103,000	none	$
Steven E. Lusty, Executive Vice President (4)	2009	$150,000	$	$
	2010	$165,000	$	$
	2011
T. Mark Morris, General Manager of Morris Transportation (2)	2009	$105,000	$	$
	2010	$110,000	$	$
	2011
Monte W. Smith, General Manager of Smith Systems Transportation (2)	2009	$110,000	$	$
	2010	$110,000	$	$
	2011
Craig White, General Manager of Triple C Transport (2)(5)	2009	$40,000	$	$
	2010	$110,000	$	$
	2011
________________

(1) For Messrs. Antenucci, Chen and Kevany, who are no longer employed by us, the fiscal year end is September 30. For all other named executive officers, the fiscal year end is March 31.
(2) Includes annual salary, prior to the respective date of our acquisitions, but excludes distributed and undistributed S-corporation earnings.
(3) Mr. Hoffman was employed beginning ____ 2011.
(4) Mr. Lusty resigned in ____ 2011.
(5) Mr. White resigned from Triple C Transport in ______ 2010.

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

The following table sets forth certain information at March 31, 2011 with respect to outstanding equity awards granted to the named executive officers: [table seems out of alignment.]

Outstanding Equity Awards at Fiscal Year End September 30, 2011

	Option awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date

John C. Antenucci	972,144	-	-	0.0120	Apr 30, 2011
	1,750,000	-	-	0.0140	May 16, 2012

2009 Option Exercises and Stock Vested [do we even need this?]

During fiscal year 2011, there no options exercised by named executive officers to acquire shares of our common stock; accordingly the total intrinsic value of options exercised during fiscal year 2010 is nil.

Employment Agreements

We have employment agreements with the named executive officers identified in the following table.

Name	Began	Ends (1)	Annual Cash Salary	Annual Increase	Bonus		Other

Paul A. Henley	May 30, 2008	May 29, 2011	$195,000	10%	(2	)(3)
Henry P. Hoffman
T. Mark Morris	September 1, 2008	August 31, 2011	$110,000		$25,000	(2)(5)
Monte W. Smith	September 1, 2008	August 31, 2011	$110,000		(2)
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

Director Compensation

Directors who are not our employees will receive 25,000 shares of our common stock each quarter.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of  Common Stock of Principal Stockholders, Directors and Management

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of July 8, 2011 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

John E. Bagalay*	Common Stock	125,000	* %

Paul A. Henley**	Common Stock	6,400,000	17.01%

Monte W. Smith	Common Stock	930,000	2.47%

Jackson L. Morris	Common Stock	500,000	1.32%

T. Mark. Morris	Common Stock	5,431,458	14.43%

Henry P.Hoffman**	Common Stock	175,000	* %

Robert W. Papiri	Common Stock	4,442,597	11.8%

Kim Bors	Common Stock	0	* %

All Officers and Directors As a Group (8 persons)	Common Stock(3)(4)	20,504,055	54.48%

_______________

* Less than 1%.

** Executive officer and/or director.

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based on 37,632, 082 shares of common stock issued and outstanding as of July 13, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the 2011 fiscal year, we did not enter into any transactions with our directors, executive officers and persons who own more than five percent of our common stock, or with their relatives and entities they control, except we contracted to sell PGI-MD to Mr. Antenucci as of May 1, 2009. This sale was completed on December 27, 2009. This transaction is described under “Terms of Our Sale of PGI-MD”, under Item 1, above. We maintain that this transaction was negotiated at arms’ length, in that it was negotiated between Original IFC and Mr. Antenucci.

[update] In January 2010, we renegotiated with T. Mark Morris the nature and timing of our payments for the acquisition of Morris Transportation. In general, Mr. Morris extended the scheduled payment dates on our promissory note and accepted a promissory note in place of a delinquent installment payment. The interest rate on the new note is the same as our original note negotiated in the acquisition. In consideration for the extension and acceptance of the new note, we agreed to waive any reduction in our note for $250,000 based on a short fall in the net revenues of Morris Transportation during the twelve months following our acquisition. Mr. Morris has advanced approximately $390,000 in working capital to Morris Transportation. We also issued 150,000 shares of our common stock, which we valued at $1.00 per share for this purpose, in consideration for adjustments to the acquisition agreement for Morris Transportation. If these shares have a value of less than $1.00 twelve months from the issue date, we are obligated to issue such additional number of shares that the total shares issued will have a value in January 2011 of $150,000. We anticipate in acquiring the real estate used by Morris Transportation from Mr. Morris or the owning entity he owns at an appraised fair market value.

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

Jackson L. Morris and T. Mark Morris are not related.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2011	2010
Audit Fees	$	$
Audit–Related Fees(1)			–
Tax Fees			–
All Other Fees			–
Total	$	$
___________________

Percentage of hours on audit engagement performed by non–full time employees: less than 50% of total time

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Integrated Freight Corporation

We have audited the accompanying consolidated balance sheets of Integrated Freight Corporation and Subsidiaries as of March 31, 2011and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Freight Corporation and Subsidiaries, as of  March 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
July 13, 2011

INTEGRATED FREIGHT CORPORATION

Consolidated Balance Sheets

	March 31, 2011	March 31, 2010
Assets
Current assets:
Cash	$54,158	$48,101
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,564,352	2,306,738
Prepaid expenses and other assets	545,930	336,127
Total current assets	3,164,440	2,690,966

Property and equipment, net of accumulated depreciation	4,141,068	5,679,610
Intangible assets, net of accumulated amortization	268,785	913,868
Assets of discontinued operations	236,279	-
Total assets	$7,810,572	$9,284,444

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$214,303	$166,966
Accounts payable	1,151,337	447,752
Accrued expenses and other liabilities	1,112,778	885,613
Line of credit	895,153	755,044
Notes payable - related parties	1,180,987	1,441,740
Current portion of notes payable	2,709,111	4,066,928
Total current liabilities	7,263,669	7,764,043

Derivative liability	513,471	-
Notes payable - related parties	120,000	210,000
Notes payable, net of current portion and debt discount	4,235,242	4,496,292
Total liabilities of discontinued operations	1,765,313	-
Total long-term liabilities	6,634,026	4,706,292

Total liabilities	13,897,695	12,470,335

Stockholders’ deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
31,574,883 and 21,089,333 shares issued and outstanding	31,575	21,089
Additional paid-in capital	6,013,911	1,171,790
Accumulated deficit	(12,475,539))	(4,714,339)
Total Integrated Freight Corporation stockholders’ deficit	(6,430,053))	(3,521,460)
Non controlling interest	342,930	335,569
Total stockholders’ deficit	(6,087,123)3)	(3,185,891)

Total liabilities and stockholders’ deficit	$7,810,572	$9,284,444

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Operations

	Year Ended
	March 31,
	2011	2010

Revenue	$18,827,367	$17,330,079

Operating Expenses
Rents and transportation	4,301,760	4,900,107
Wages, salaries and benefits	5,591,171	5,364,224
Fuel and fuel taxes	5,526,923	4,310,349
Depreciation and amortization	2,179,827	2,234,234
Impairment of intangible asset	336,861	-
Insurance and claims	725,995	745,308
Operating taxes and licenses	198,853	142,786
General and administrative	4,020,941	1,913,765
Total Operating Expenses	22,882,331	19,610,773

Loss from continuing operations	(4,054,964))	(2,280,694)

Loss from discontinued operations	(1,529,034)	-

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	(513,471)	-
Interest	(1,536,646)	(941,992)
Interest - related parties	(351,031)	(110,438)
Other income (expense)	216,585	224,877
Total Other Income (Expense)	(2,184,563)	(827,553)
Net loss before noncontrolling interest	(7,768,561))	(3,108,247)
Noncontrolling interest share of subsidiary net income (loss)	7,361	(32,176)
Net loss	$(7,761,200))	$(3,140,423)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.25)	$(0.15)
Loss from discontinued operations	(0.06)	-
Net loss per common share-basic and diluted	$(0.31)	$(0.15)

Weighted average common shares outstanding - basic and diluted	24,662,809	21,089,333

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit
For the Year Ended March 31, 2010 and 2011

			Additional
	Common Stock		Paid-in	Accumulated	Noncontroling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at March 31, 2009	404,961	$405	$1,058,669	$(1,573,916	$303,393	(211,449)

Effects of recapitalization due to merger	20,539,623	20,540	70,766	—	—	91,306

Issue of common stock upon conversion of debentures	144,749	145	42,355	—	—	42,500

Noncontrolling interest share of subsidiary's net income	—	—	—	—	32,176	32,176

Net loss	—	—	—	(3,140,423	—	(3,140,423)

Balance at March 31, 2010	21,089,333	$21,089	$1,171,790	$(4,714,339	$335,569	(3,185,891)

Issuance of common stock for compensation	202,042	202	176,798	—	—	177,000

Noncontrolling interest share of subsidiary's net income	—	—	—	—	7,361	7,361

Warrants issued as compensation for services rendered	—	—	318,750	—	—	318,750

Debt discount attributable to convertible notes payable	—	—	223,553	—	—	223,553

Sale of common stock	2,420,000	2,420	851,580	—	—	854,000

Issuance of stock as part of debt agreement	723,333	723	615,743	—	—	616,466

Issuance of stock for maturity extension of note payable	150,000	150	133,350	—	—	133,500

Common stock issued to acquire Triple C	2,000,000	2,000	214,424	—	—	216,424

Common stock issued upon exercise of warrants	185,185	185	(185)	—	—	-

Common stock issued in exchange for services	1,433,333	1,433	744,913	—	—	746,346

Issue of common stock upon conversion of debentures	3,371,657	3,372	1,563,195	—	—	1,566,567

Net loss	—		—	(7,761,200)	—	(7,761,200))

Balance at March 31, 2011	31,574,883	$31,575	$6,013,911	$(12,475,539)	$342,930	(6,087,123))

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,761,200))	$(3,140,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,179,827	2,234,234
Debt discount amortization	258,682	45,828
Deferred finance cost amortization	-	135,220
Impairment of intangible assets	336,861	-
Loss on asset dispositions	50,255	109,083
Minority interest in earnings of subsidiary	7,361	32,176
Stock issued for stock based compensation	177,000	-
Warrants issued for services performed	318,750	-
Stock and warrants issued for debtt	873,519	-
Stock issued for services	746,346	-
Loss from discountinued operations	1,529,034	-
Increases/decreases in operating assets and liabilities		-
Accounts receivable	(257,614)	(245,441)
Prepaid expenses and other assets	(199,237)	109,899
Accounts payable	703,585	(220,642)
Warrant liability	513,471	-
Accrued and other liabilities	227,165	245,680
Net cash (used) in/provided by operating activities	(296,195)	(694,386)

Cash flows from investing activities:
Purchase of property and equipment	(68,311)	-
Purchase of discontinued operations-Triple C	(100,000)	-
Net cash used in investing activities	(168,311)	-

Cash flows from financing activities:
Repayments of notes payable	(1,478,123)	(582,987)
Proceeds of long term debt	906,240	1,042,180
Net proceeds/(repayments) from line of credit	140,109	124,852
Bank overdraft	47,337	-
Proceeds from sale of common stock	855,000	-
Net cash (used) in/provided by financing activities	470,563	584,045
Net change in cash	6,057	(110,341)
Cash, beginning of period	48,101	158,442
Cash, end of period	$54,158	$48,101

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Cash Flows – (Continued)

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$510,623-	$720,112
Schedule of noncash investing and financing transactions:
Common stock issued for acquisition of subsidiaries
Common stock issued in purchase	$200,000-	$-
Notes payable issued in purchase	250,000-	-
Less: assets received in purchase, net of cash	(595,879)-	-
Plus: liabilities assumed during purchase	145,879-	-
Minority interest	-	-
Net cash received at purchase	-	$-

Common stock issued for stock based compensation	$177,000	$-
Common stock and warrants issued for deferred finance costs, extension of loans and with notes payable	$133,500-	$-
Common stock issued for conversion of debentures	$1,566,567	$42,500

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

Pursuant to an agreement in connection with Integrated Freight Corporation’s (“Original IFC”) acquisition of control of the Company on May 1, 2009, the Company completed the sale of its historic operations to its former director and chief executive officer.  This transaction closed on December 27, 2009.  As part of the acquisition, the Company executed a 244.8598 for 1 reverse split in August, 2010, and all amounts have been presented on a post-split basis. Since the Company had, due to the sale of its historical operations, minimal assets and limited operations, the recapitalization has been accounted for as the sale of 404,961 shares of Original IFC common stock for the net liabilities of the Company. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of IFC. Costs of the transaction have been charged to the period in which they are incurred

Following are the terms of the merger agreement:

On December 24, 2009, Original IFC filed articles of merger in the State of Florida; and, on December 23, 2009, the Company filed articles of merger in the State of Colorado. Pursuant to these articles of merger, Original IFC merged into the Company and the Company is the legal surviving corporation.

Original IFC acquired 1,639,957 shares of the Company’s common stock, or 80.2 percent of the Company’s issued and outstanding common stock, as of May 1, 2009, for the purpose of merging the Company into Original IFC, with Original IFC being the surviving corporation. Uncertainty as to when Original IFC could obtain an effective registration statement on Form S-4 (which it filed and has now withdrawn) to complete the merger caused delays in Original IFC obtaining debt and equity funding and completing negotiations for additional acquisitions. On November 11, 2009, Original IFC and the Company agreed to restructure the transaction to provide for the Company’s acquisition of more than ninety percent of Original IFC’s issued and outstanding common stock and its merger into the Company. Colorado corporation law permits the merger of a subsidiary company owned ninety percent or more by a parent company into the parent company without stockholder approval.

In furtherance of this change to the plan to combine Original IFC and the Company, 20,228,246 shares of Original IFC’s outstanding common stock were transferred by its stockholders to Jackson L. Morris, trustee for The Integrated Freight Stock Exchange Trust, a Florida business trust (“Trust”). Original IFC also transferred the 1,639,957 shares of the Company’s common stock it owned to the Trust. The Company then exchanged 18,899,666 shares of its unissued common stock for the 20,228,246 shares of Original IFC held in the Trust. As a result of this transfer and exchange, the Trust held 20,539,623 of the Company’s shares. The number of shares of the Company’s common stock that it exchanged for the number of shares of Original IFC stock was not based on any financial or valuation considerations, but solely on the number of shares of the Company’s authorized but unissued shares in relation to the percentage of Original IFC’s outstanding common stock included in the exchange and the requirements of Colorado law that the Company own ninety percent or more of Original IFC in order to complete the merger without stockholder approval.

As part of the merger, the Company executed a 244.8598 for 1 reverse split effective August 17, 2010. All share amounts have been presented on a post-split basis.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

Certain items in the 2010 consolidated financial statements have been reclassified to conform to the presentation in the 2011 consolidated financial statements.  Such reclassifications did not have a material impact on the presentation of the overall consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”), Smith Systems Transportation, Inc. (“Smith”) and Triple C Transportation, Inc. (“Triple C”).- although Triple C is shown as a discontinued operation – See Notes 2, 10, 11 and 13. Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”).  All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.  In February, 2011 the Company incorporated a new entity, Integrated Freight Services, Inc., a Florida Corporation, to handle brokerage business.  No significant activity was conducted by this new entity prior to March 31, 2011.  The nominal accounts at March 31, 2011 are included within the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2011 and 2010.

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

Accordingly, the Company has a $50,000 allowance for uncollectible accounts and revenue adjustments as of March 31, 2011 and 2010.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other.  Our business combinations did not result in any goodwill as of March 31, 2011 and 2010.

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

Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. See Notes 2, 10, and 11 for the treatment of intangibles related to Triple C. No other impairment of intangibles has been identified since the date of acquisition.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2011 and 2010.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the year ended March 31, 2011 and 2010, advertising expense was approximately $27,633 and $69,709.

Derivative Liability

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of common stock and convertible debt, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances.  Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815.

Derivatives are required to be recorded on the balance sheet at fair value (see Note 6).  These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. In addition, additional disclosures is required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.  Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3:  Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities and notes payable are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.

Common stock redemption is carried at cost, which approximates their fair value, because it is anticipated that it will be redeemed at this specific amount. The carrying value of the Company’s long-term debt approximates fair value based on borrowing rates currently available to the Company for loans with similar terms.

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of March 31, 2010 and 2009, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 6).  Significant assumptions used in this model as of March 31, 2011 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 172%, and risk-free rates of return of approximately 1-2%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At March 31, 2011 and 2010, the Company had $895,153 and $755,044 outstanding under its revolving credit agreement, and $8,245,340 and $10,214,960, including $1,300,987 and $1,651,740 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the year ended March 31, 2011 and 2010, the Company’s top four customers, based on revenue, accounted for approximately 43% and 48%, of total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 37% and 34% of total trade accounts receivable at March 31, 2011 and 2010.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of March 31, 2011 and 2010, the Company's bank deposits did not exceed insured limits.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At March 31, 2011 and 2010, management estimated $-0- in claims accrual above insurance deductibles.

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

At March 31, 2011 and 2010, there was no variance between the basic and diluted loss per share.  The 12,403,890 and 8,053,717 warrants to purchase common shares outstanding at March 31, 2011 and 2010, were not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements through June 2011 (Update 2011-05) and does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

Note 2.    Discontinued Operations

As previously reported, on May 14, 2010, the Company had acquired 100% of the common stock of Triple C Transportation, Inc. (“Triple C”).  As was our practice with previous acquisitions, the former owners continued to manage the day to day operations of Triple C and it was leasing approximately ninety-one power units and ninety-nine trailers from companies owned by the former owners for payments equal to the payment those companies make on its financing agreements for that equipment, which was approximately $300,000 a month.  Triple C headquarters was leased from another company owned by the former owners for approximately $5,250 per month.  The acquisition agreement provided that one of the former owners would serve on the Company’s Board of Directors and he would be employed as the general manager of Triple C for three years.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

During November, 2010 both the former owners resigned as officers and directors of Triple C, but one of the former owners continued to serve on our (IFC) Board of Directors through April, 2011.  Triple C installed new management to operate the business on a day to day basis and in an effort to insure Triple C’s continued operations with minimum disruption from potential bankruptcy related issues, moved substantially all of the Triple C ongoing operations away from the facility it leased from one of the related entities.  The physical move occurred in Mid-January 2011.  In order to preserve liquidity, Triple C had temporarily suspended lease payments for the equipment leased by Triple C from WFT/CCC.  Under the terms of the May 14, 2010 “Stock Purchase Agreement” IFC executed a corporate guaranty for all lease and other payments arising from the leases between WFT/CCC and Triple C.

On May 2, 2011, we filed a complaint against Craig White and Vonnie White in the District Court for Douglas County, Nebraska and served notice on the defendants pursuant to the Stock Purchase Agreement under which we acquired Triple C Transport, Inc. from the defendants on or about May 14, 2010.  In the complaint, we ask the court to rescind the Stock Purchase Agreement, alleging multiple, material breaches of representations and warranties which individually and in the aggregate constitute fraud upon us.  We are also seeking damages in unspecified amounts.  We intend to pursue this litigation aggressively.  Because of actions taken by the defendants subsequent to closing of our acquisition, undisclosed liabilities of Triple C Transport, breaches of the defendants’ representations and warranties, and the bankruptcies of entities they control and which were Triple C Transport’s equipment lessors, we believe that rescission will not have a materially negative impact on our financial performance going forward; even though we will not enjoy the benefits of the acquisition which we expected at the time of the transaction but which do not seem now available in fiscal year 2012, in view of the fact that Triple C Transport has lost its licenses to operate based on actions by Mr. and Mrs. White and other entities they control both before and after the closing of the transaction.

In June 2011, the Company estimated a loss in the amount of $1,765,313 to be realized upon completion of the rescission of this business unit, as well as an estimated operating loss of $236,279 to be incurred during the phase-out period.  For the period May 14, 2010 through March 31, 2011 the Company incurred actual operating losses associated with this discontinued unit of $1,529,034.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Summarized operating results for discontinued operations is as follows:

May 14, 2010
through March 31, 2011

Revenue	$13,674,634
Operating Expenses	14,968,828
Operating Income (Loss)	(1,294,194

Other Income (Expense)	234,839
Loss from operations	(1,529,033
Income tax benefit	-
Gain (loss) to be recognized from discontinued operations, net of tax	$(1,529,033

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	March 31, 2011	May 14, 2010

Accounts receivable	$179,000	$120,172
Other Assets	57,279	9,283
Intangible assets	-	466,424

Total assets from discontinued operations	$236,279	$595,879

Accrued liabilities and other current liabilities	$1,765,313	$145,879
	-	-
	1,765,313	145,879
	-	-
Total liabilities associated with discontinued operations	$1,765,313	$145,879

	$(1,529,034	$450,000

Note 3.    Property and Equipment

Property and equipment consist of the following at March 31, 2011:

	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$809,266	$811,235
Tractors and Trailers	-	5,498,173	5,144,477	10,642,650
Vehicles	46,472	64,280	114,406	225,158
Furniture, Fixtures and Equipment	68,610	221,828	298,566	589,004
Less: accumulated depreciation	(27,792)	(3,529,092))	(4,570,095))	(8,126,979))
Total	$87,290	$(2,257,158)	$1,796,620	$4,141,068

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Depreciation expense totaled $1,405,181 for the years ended March 31, 2011.

Property and equipment consist of the following at March 31, 2010:

	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$809,266	$811,235
Tractors and Trailers	-	6,722,977	5,219,187	11,942,164
Vehicles	46,472	64,280	119,060	229,812
Furniture, Fixtures and Equipment	-	221,828	292,287	514,115
Less: accumulated depreciation	(12,780)	(3,885,692)	(3,919,244)	(7,817,716)
Total	$33,692	$3,125,362	$2,520,556	$5,679,610

Depreciation expense totaled $1,511,372 for the year ended March 31, 2010.

Note 4.    Intangible Assets

The Company purchased the stock of Morris and Smith, which resulted in the recognition of intangible assets.  These intangible assets include the “employment and non-compete agreements” which are critical to the Company because of the management team’s business intelligence and customer relationship value which is required to execute the Company’s business plan.  The intangibles also include their “company operating authority” and “customer lists.”  The Company operating authorities are tied to their motor carrier numbers that are issued and monitored by the U.S. Department of Transportation (FDOT).  The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the company’s insurance costs, one of the most significant expenditures for freight companies. Morris and Smith have the DOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  The customer lists adds value to the Company by providing an established cliental with established rates as well as predictable freight volume. These intangible are as follows:

	March 31, 2011	March 31, 2010
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	891,958	891,958
Total intangible assets	1,935,251	1,935,251
Less: accumulated amortization	(1,666,466)	(1,021,383)
Intangible assets, net	$268,785	$913,868

In addition, when the Company originally purchased Triple C (see Notes 2 and 11) $466,424 of identified intangible assets were recognized.  However, when the Company rescinded the Triple C purchase and reported Triple C as a “discontinued operation” previously identified intangible assets of Triple C were reported as impaired.

Amortization expense totaled $774,646 for the year ended March 31, 2011. Amortization expense for the year ended March 31, 2010 was $722,862.

Future amortization of intangible assets is as follows:

March 31,
2012	268,785
2013	-
2014	-
2015	-
$268,785

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 5.       Line of Credit

Morris Revolving Credit
At March 31, 2011 and 2010, Morris has $895,153 and $755,044 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due August 27, 2012.  The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

Note 6.     Notes Payable

Notes payable owed by Morris consisted of the following:

	March 31, 2011	March 31, 2010

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$1,191,577	$1,810,261

Notes payable to GMAC, payable in monthly installments of $667 including interest, through June 2011, with interest rates ranging from 5.9% to 7.25%, secured by equipment	-	42,585

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	450,942	809,984

Note payable to Chrysler Credit, payable in monthly installments of $5,687 including interest, through November 2011, with interest at 6.9%, secured by equipment	50,298	112,689

Note payable to Wells Fargo Bank, payable in monthly installments of $4,271 including interest, through October 2011, with interest at 6.59%, secured by equipment	92,606	125,991

Totals	$1,785,423	$2,901,510

Notes payable owed by Smith consisted of the following:

	March 31, 2011	March 31, 2010

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$1,803,578	$2,186,889

Notes payable to bank, payable in monthly instaments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,530,191	1,574,803

Note payable to Platte Valley National Bank, payable in monthly installments of $1,471 with interest, through May 2011, with interest at 6.75%, collateralized by vehicle.	19,689	11,874

Notes payable to Daimler Chrysler, payable in monthly installments of $10,745 with interest, through May 2011, with interest rates ranging from 8% to 9%, collateralized by six tractors.	-	13,978

Note payable to Floyds, payable in monthly installments of $2,084, through November 2012, with interest at 8%, secured by a vehicle.	37,062	6,229

Note payable to Nissan Motors, payable in monthly installments of $505 including interest, through June 2011, with interest at 5.6%, secured by a vehicle.	1,225	8,322

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	30,113	-

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	686,999	669,069
Total	$4,108,857	$4,471,164

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Notes payable owed by IFC consisted of the following:

	March 31, 2011	March 31, 2010

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share	1,160,476	1,151,764

Note payable to Ford Credit, payable in monthly installments of $885 including interest, through Octber 2013, with interest at 16.84% , collateralized by a truck, used by an executive.	25,141	38,781

Note payable to Ally, payable in monthly installments of $715 including interest, through October 2016, with interest at 7.74%, collateralized by a truck, used by former executive.	38,821	-

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.	45,115	51,740

Less: unamortized discount on notes payable	(219,480)	-

Totals	$1,050,073	$1,242,285

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

	IFC	Morris	Smith	Total

Current portion of notes payable	$1,001,284	$1,115,818	$592,009	$2,709,111

Notes payable, net of current portion	48,789	669,605	3,516,848	4,235,242

Total as of March 31, 2011	$1,050,073	$1,785,423	$4,108,857	$6,944,353

Current portion of notes payable	$1,135,504	$766,343	$2,216,820	$4,118,667

Notes payable, net of current portion	106,781	2,135,167	2,254,344	4,496,292

Total as of March 31, 2010	$1,242,285	$2,901,510	$4,471,164	$8,614,959

Summary of notes payable:

$1,001,284	$1,115,818	$592,009	$2,709,111

48,789	669,605	3,516,848	4,235,242
$1,050,073	$1,785,423	$4,108,857	$6,944,353

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Future maturities of notes payable for the five years subsequent to March 31, 2011, are as follows:

March 31,
2012	2,709,111
2013	2,490,429
2014	1,080,272
2015 and thereafter	664,541
$6,944.353

During the fiscal years ended March 31, 2011 and 2010, the Company entered into a series of Promissory notes, convertible notes, and convertible debentures (the “Agreements”) with  investors (the “Investors”) pursuant to which the Investors purchased an aggregate principal amount of $1,022,240 (the “Convertible notes”). The convertible notes bear interest at 4% to 20% and mature at dates ranging from one month to eighteen months from the date of issuance, plus extensions. The convertible notes are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to $0.30 to $.40, depending on the note.

The conversion price of the convertible notes is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

As a result of the convertible notes, the Company has determined that the conversion feature of the convertible notes and the warrants issued with the convertible debentures are embedded derivative instruments pursuant to ASC 815-40-05 “Derivatives and Hedging-Contracts in Entity’s Own Equity” and ASC 815-10-05 “Derivatives and Hedging – Overall,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.

The fair value of the embedded conversion option at March 31, 2011 was $1,535,711, which exceeds the face value of the convertible notes by $513,471. The fair value of the embedded conversion option at March 31, 2010 was $74,530, which did not materially exceed the fair value of the convertible notes at that time. The amount of the fair value that exceeds the face value of $1,022,240 of the convertible notes is shown as a warrant liability with a corresponding charge to income during the year ended March 31, 2010.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 7.     Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$562,944	$-

Note payable to related party, from acquisition described in note 11, to previous owner of Morris, with interest of 8%, to be paid in full by May 15, 2011.	-	1,000,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 15, 2011.	210,000	210,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Triple C, payment due November 10, 2010. The Company is currently in negotiations to extend maturity.	150,000	-

Note payable to shareholder, with interest at 8.5%, due on demand.	328,138	390,000

Note payable to shareholder, with interest at 8.0%, due on demand.	40,000	-

Note payable to shareholder, with interest at 5.0%, due on June 1, 2011.	9,900	-

	$1,300,982	$1,600,000

Note 8.    Income Taxes

The Company accounts for income taxes under ASC 740, which requires use of the liability method.  ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  The reconciliation of enacted rates for the year ended March 31, 2011 and 2010, is as follows:

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

The provision for income taxes consisted of the following:
	2011	2010
Current	$-	$-
Deferred	-	-
Total	$-	$-

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

	2011	2010
U.S. federal statutory rates	-34.00%	-34.00%
State income tax, net of federal tax benefits	-3.50%	-3.50%
Permanent differences	8.19%	3.00%
Increase in deferred tax asset valuation allowance	29.31%	34.50%
Effective tax rate	-%	-%

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

	2011	2010
Deferred tax assets:
Net operation loss	$10,486,000	$8,630,000
Accumulated amortization
on intangible assets	854,000	306,000
Warrants for services	120,000
Allowance for bad debt	19,000	19,000
Total	$11,479,000	$8,955,000

Less: Valuation allowance	(11,479,000)	(8,955,000)
Net deferred tax asset	$-	$-

A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the net deferred tax asset will be realized.

During the year ended March 31, 2011, the deferred tax asset (and the related valuation allowance) increased by $2,524,000.

At March 31, 2011, the Company estimated that it had approximately $28,000,000 of net operating loss carry forwards, which if unused will expire through 2031. Of the $28 million, approximately $20.8 million is subject to limitations under IRC Section 382 due to owner shifts during the period.

The Company and some of its operating entities have undergone tax status changes and is delinquent in filing certain of its income and payroll tax returns in certain jurisdictions, but the company believes it has sufficient loss carryforwards available for any income tax liability that may be due and has set aside sufficient reserves in accounts payable, accrued expenses and other liabilities for any payroll tax obligations.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 9.    Shareholders’ Deficit

Common Stock

2011

On June 28, 2010, the Company issued 2,042 shares of common stock as compensation under contract.  The stock was valued at $0.49 per share, its fair market value at the date of issuance.

On July 7, 2010, the Company issued 69,381 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.30 per share

On July 8, 2010, the Company issued 127,888 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.30 per share

On August 16, 2010, the Company sold 10,000 shares of common stock.  These shares were sold at $0.50 per share.

On September 7, 2010, the Company issued 135,679 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.30 per share

On September 16, 2010, the Company issued 5,333 shares of common stock as compensation for legal services.  The stock was valued at $0.89 per share, its fair market value at the date of issuance.

On September 16, 2010, the Company issued 150,000 shares of common stock as a bonus for an extension on a loan from a stockholder.  The stock was valued at $0.89 per share, its fair market value at the date of issuance.

On September 30, 2010, the Company issued 333,333 shares of common stock to an investor as a bonus for financing.  The stock was valued at $0.89 per share, its fair market value at the date of issuance.

On September 30, 2010, the Company issued 2,000,000 shares of common stock for the acquisition of Triple C Transportation.  These shares were valued at $0.10 per share, the fair market value at the time of the acquisition.

On October, 27, 2010, the Company issued 390,000 shares of common stock to an investor as a bonus for financing. The stock was valued at $0.82 per share, its fair market value at the date of issuance.

On November 29, 2010, the Company sold 2,400,000 shares of common stock.  These shares were sold at $0.40 per share.

On December 22, 2010, the Company issued 32,780 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.40 per share

On December 22, 2010, the Company issued 250,000 shares of common stock as compensation for consulting services.  The stock was valued at $0.88 per share, its fair market value at the date of issuance.

On December 22, 2010, the Company issued 265,000 shares of common stock as compensation for consulting services.  The stock was valued at $0.88 per share, its fair market value at the date of issuance.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

On December 22, 2010, the Company issued 25,000 shares of common stock as compensation for accounting services.  The stock was valued at $0.88 per share, its fair market value at the date of issuance

On December 22, 2010, the Company issued 64,592 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.30 per share

On December 22, 2010, the Company sold 10,000 shares of common stock.  These shares were sold at $0.50 per share.

On December 22, 2010, the Company issued 75,000 shares of common stock as compensation.  The stock was valued at $0.88 per share, its fair market value at the date of issuance.

On December 22, 2010, the Company issued 125,000 shares of common stock as compensation for consulting services.  The stock was valued at $0.88 per share, its fair market value at the date of issuance.

On December 22, 2010, the Company issued 250,000 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.40 per share.  The Company issued 185,185 shares of common stock upon “cashless” exercise of warrants.

On March 18, 2011, the Company issued 888,000 shares of common stock as compensation for professional services.  The stock was valued at $0.30 per share, its fair market value at the date of issuance.

On March 18, 2011, the Company issued 89,306 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.30 per share.

On March 18, 2011, the Company issued 2,281,458 shares of common stock as a result of the conversion of a promissory note.  The stock was converted at $0.53 per share.

On March 18, 2011, the Company issued 227,548 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.30 per share

On March 18, 2011, the Company issued 93,024 shares of common stock as a result of the conversion of debentures.  The stock was converted at $0.30 per share.

2010

On December 30, 2009, a holder of an 8.0%, $7,500 debenture exercised the conversion feature and converted the debenture and accrued interest into 26,489 shares of common stock.  A holder of a 9.9%, $5,000 debenture exercised the conversion feature and converted the debenture and accrued interest into 18,266 shares of common stock.

On January 8, 2010, a holder of a 9.9%, $48,000 debenture exercised the conversion feature and converted $30,000 of the debenture into 100,000 shares of common stock.

Warrants to Purchase Common Stock

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

2011

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

On March 7, 2011, the Company issued 234,720 common stock warrants, with an exercise price of $0.40, an expiration date of 5 years, as a bonus for financing.

On March 17, 2011, the Company issued 100,000 common stock warrants, with an exercise price of $0.40, an expiration date of 5 years, as a bonus for financing.

	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, March 31, 2010	8,053,717	0.15	1 years
Granted	5,655,650	0.47	5 years
Exercised	333,333	0.40	5 years
Expired/Cancelled	972,144	0.30	N/A

Balance, March 31, 2011	12,403,890	$0.35	3 years

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

2010

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

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.27- 2.19%
Dividend yield	0.00%
Volatility factor	172%
Expected life	3-5 years

The relative fair value of the warrants issued for the year ended March 31, 2011, calculated in accordance with ASC 470-20, Debt with Conversion and Other Options; totaled $219,480.  The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable.  The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

AA summary of the grant activity for the year ended March 31, 2011 is presented below:

	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, March 31, 2010	8,053,717	0.15	1 years
Granted	5,655,650	0.47	5 years
Exercised	333,333	0.40	5 years
Expired/Cancelled	972,144	0.30	N/A

Balance, March 31, 2011	12,403,890	$0.35	3 years

As of March 31, 2011 and 2010, the number of warrants that were currently vested and expected to become vested was 12,403,890 and 8,053,717, respectively.

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

Employment Agreements

From time to time since 2008, the Company has entered into three year employment agreements with two executives of the Company.  The Company is committed to pay the executives a total of approximately $450,000 per year, with certain guaranteed bonuses and increases.  The agreements also call for bonuses if the executives meet certain goals which are to be set by the board of directors. A third executive left the Company in January, 2011 with certain portions of his employment agreement not yet funded.  That former executive has commenced legal action against the Company – see Litigation-Note 10.

Purchase Commitments

The Company’s purchase commitments for revenue equipment are always under negotiation and review. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $1.MM to $3.00MM and are expected to be financed over an average of 4 to 7 years.

Litigation

Former COO Litigation

Our former Chief Operating Officer resigned from the Company in late December, 2010 with certain amounts of salary and stock awards still owed to him.  The Company was unable to fund amounts owed because of other working capital requirements.  The Company did allow the former COO to continue to use his company provided vehicle which has been classified on the accompanying balance sheets within Prepaid Expenses and Other Assets.  In April, 2011 the former COO filed suit against the Company for unpaid wages, unissued stock, and up to date payroll tax reporting.  The amount of wages and unfunded payroll taxes are not in dispute and recorded within Accounts Payable and Other Accrued Liabilities on the accompanying balance sheets. The litigation is entering the discovery phase and the company continues to believe the resolution of this claim will not have a material adverse effect on our financial condition or results of operations, but the ultimate payout may affect our liquidity.

Nutmeg/Fortuna Fund LLLP Litigation

As part of the reverse merger described in Note 1, the Company paid $167,000 to Nutmeg/Fortuna Fund LLLP (“Nutmeg”) in the form of a one-year promissory note which was due on May 15, 2010.  The note is past due and Nutmeg filed suit against the Company in May, 2011.  The amount of the Note has been classified in the accompanying balance sheet within Notes Payable and the accrued interest within Accrued Expenses and Other Liabilities. The litigation is in the initial stage and the company continues to believe the resolution of this claim will not have a material adverse effect on our financial condition or results of operations, but the ultimate payout may affect our liquidity.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

People’s United Equipment Finance Corp.

As part of the Triple C acquisition and subsequent Chapter 11 filings discussed in Note 2, one of the revenue equipment supplies to the former owner’s companies is attempting to execute against our Company with regard to any corporate guaranty for any lease and other payments arising from the leases between WFT/CCC and Triple C as part of the original May 14, 2010 acquisition.  The litigation is in the initial stage and the Company continues to believe the resolution of this claim will not have a material adverse effect on our financial condition, results of operations, or affect our liquidity.

Triple C Transportation, Inc Owners

As discussed briefly in Notes 2 the Company is party to a series of proceedings and actions arising out of the Company’s Purchase of Triple C from Craig and Vonnie White in May 2010.  The Company has filed a rescission Action in Nebraska seeking to rescind the May 2010 purchase of Triple C.  If successful, the transaction of triple C would be rescinded, the Company would have no liability and the Company would be awarded judgment against the Whites for the consideration paid to the former owners in connection with the contract.  If the Rescission Action is unsuccessful, Triple C would remain owned by the Company, which has since ceased all operations of Triple C.  Although this would not have any material impact on the Company, the Company may have guaranteed some of the obligations of triple C, and as a result it may have some potential exposure.  At the date of this report, it is not possible for the Company to quantify the potential exposure.  The Company holds valid defenses to some or all of the claimed damages and management has expressed its intention to vigorous defend these claims by the Debtors in the Adversary Complaint.

Some of the related actions include:

White Farms trucking, United States Bankruptcy court for the District of Nebraska.  Case No. 10-43797-TJM.  This relates to a bankruptcy filed by a company that loaned equipment to subsidiary Triple C and to which the Company guaranteed a debt.

Craig Carrier Corp, LLC, United States Bankruptcy Court for the District of Nebraska.  Case No 10-43798-TJM.  This relates to a bankruptcy filed by a company that loaned equipment to subsidiary Triple C and to which the Company guaranteed a debt.

Craig carrier Corp., LLC and White farms trucking, Inc. v Triple C Transport, Inc and Integrated Freight Corporation in the United States Bankruptcy Court for the District of Nebraska.  Case No. A11-04035.  This litigation is an adversary complaint filed by the two bankrupt entities which are controlled by the Triple C owners for unpaid rents on the equipment against Triple C for lack of payment and against IFC for its guaranty for the rent payments.

C & V, LLV v. Triple C Transport, Inc. in the District Court of Hall County, Nebraska.  Case No. 11-316.
This litigation was brought for unpaid rent of the building Triple C formerly rented from an entity controlled by the Triple C owners prior to moving.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Related Party Transactions

The Company has not entered into any transactions with the Company’s directors and executive officers, outside of normal employment transactions, or with their relatives and entities they control, and in the day to day operations of our business.

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

The aggregate purchase price was $332,500, including 825,000 shares of the Company’s common stock valued at $0.10 per share. Below is a summary of the total purchase price:

Common stock (825,000 shares	$82,500
Note payable	250,000
$332,500

The Company was originally introduced to the owners of Smith by a third party finder and agreed to be responsible for those fees when the transaction was complete, all contingencies were satisfied, and the amount of the fees were fixed and determinable.  Accordingly, the Company recorded $322,307 in such fees at 3/31/2011 and are included in General and Administrative expenses in the Consolidated Statement of operations and Accounts Payable.  The Company believes a portion of those fees will be ultimately paid by company stock in amounts to be determined.

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
$1,300,000

The Company was originally introduced to the owners of Morris by a third party finder and agreed to be responsible for those fees when the transaction was complete, all contingencies were satisfied, and the amount of the fees were fixed and determinable.  Accordingly, the Company recorded $377,270 in such fees at 3/31/2011 and are included in General and Administrative expenses in the Consolidated Statement of operations and  Accounts Payable.  The Company believes a portion of those fees will be ultimately paid by company stock in amounts to be determined.

Triple C Transportation, Inc.

On May 14, 2010, the Company acquired 100% of the common stock of Triple C Transportation, Inc. (“Triple C”), a Nebraska-based refrigerated motor freight business, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was May 14, 2010 and the transaction was accounted for under the purchase method in accordance with ASC 805. Initially, Triple C’s results of operations were included in our consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $466,424, with a weighted average amortization period of 3 years.

However, because of events during the past several months (as fully described in Note 2) the Company fully impaired the $466,424 intangible assets, rescinded the Triple C purchase and reported Triple C as a “discontinued operation”

Note 12.  Business Segment Information

The Company follows the provisions of ASC 280, Segment Reporting, which established standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which financial information is available that is evaluated regularly by the chief operating decision makers(s) in deciding how to allocate resources and in assessing performance.  The Company operates its subsidiaries (Morris Transportation and Smith Systems) as independent companies under separate management of their respective founders. Management of the Company makes decisions about allocating resources based on these operating segments. The following tables depict the information expected by ASC 280:

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

	Revenue	Net Income (Loss)	Total Assets
Year Ended
March 31, 2011
IFC	$-	$(6,867,213))	$1,271,185
Morris	11,135,967	297,047	3,621,863
Smith	7,691,400	338,000	2,681,247
	$18,827,367	$(6,233,166))	$7,574,295

March 31, 2010
IFC	$-	$(2,815,107)	$2,100,780
Morris	10,537,602	(342,123)	4,329,888
Smith	6,792,447	16,807	2,853,776
	$17,330,049	$(3,140,423)	$9,284,444

Note 13. Subsequent Events

On April 1, 2010, the Company acquired all of the issued and outstanding stock of Cross Creek Trucking, Inc. (“Cross Creek”) an Oregon corporation, as a wholly owned subsidiary.  Cross Creek is a motor freight business and operates a fleet of approximately 115 power units from its headquarters office (which it leases from the former owner) in Central Point, Oregon.  The Company has issued 2.5 million common shares, a $4,000,000 promissory note, and 1.5 million common stock purchase warrants to the former owner of Cross Creek.  In addition, we issued a $422,500 promissory note and 556,250 shares of common stock in payment of a business broker’s fees.  The former owner has a consulting agreement and the ability to be paid an additional consideration of $500,000 after six months based on performance.

In July 2011, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 8% Convertible Note for $103,500.  The Note is due April 11, 2012 and has various prepayment, share conversion, share reservation, and penalty interest provisions.  The proceeds were used for general corporate purposes.

Management has evaluated events and transactions that occurred subsequent to March 31, 2011, through July 14, 2011, the date at which the consolidated financial statements were available to be issued.  Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the consolidated financial statements.

See Note 10 – Litigation – for Summary of recent legal activity.

Note 14. Board’s Plan for Integrated Freight Corporation

We have suffered recurring losses from operations and are dependent on additional capital to execute our business plan

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

With our present cash and cash equivalents, management expects to be able to continue some of our operations for at least the next twelve months. However, we have suffered losses from operations.  Our continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through the debt and equity offerings throughout the past twelve months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We may seek to sell additional equity securities, debt securities or borrow from lending institutions. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer. In such event, we will be forced to scale down our operations.

We have undertaken steps as part of a plan to improve operating results with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our revenues and gross profits; and (c) reducing expenses. Additionally, we are implementing a four part strategy to bring us to financial stability, which is as follows:

•
A portion of our short term debt is in the hands of our subsidiary managers who we believe may be willing to rework terms and to lengthen the maturity dates, as they have in the past, if that becomes necessary, lessening the short term debt on our balance sheet.

•
A significant amount of short term debt on our balance sheet is convertible into common shares and we are optimistic a meaningful amount of this debt will ultimately be converted, thus eliminating a meaningful amount of debt from our balance sheet.

•
We expect to continue to grow through acquisitions involving stock payments in lieu of cash.  We expect this larger business base will give us an ever larger “platform” in order to more easily offset the corporate overhead and costs of being public.

•
We are beginning the integration of the subsidiaries, allowing for increased buying power (lower costs) and elimination of redundant tasks (saving the company significant money). This integration is expected also to help our subsidiaries become more efficient than they are now, acting as independent companies.

Our consolidated financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Exhibit Number	Description of Exhibit

3.1	Articles of Domestication
3.2	Articles of Incorporation
3.3	Amended and Restated Bylaws
4.1	Specimen Stock Certificate
21	List of Subsidiaries.*
31.1	Sarbanes–Oxley Certification for the principal executive officer, dated June __, 2011.
31.2	Sarbanes–Oxley Certification for the principal financial officer, dated June __, 2011.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 which is dated June __, 2011.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 which is dated June __, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

Date: July 14, 2011	By:	/s/ Paul A. Henley
Paul A. Henley
Principal Executive Officer and Principal Accounting and Financial Officer

Signature and Name:	Capacity in which signed:	Date:

/s/ John E. Bagalay	Director	July 14, 2011
John E. Bagalay

Kimberly B. Bors	Director

/s/ Paul A. Henley	Director, Principal Executive Officer	July 14, 2011
Paul A. Henley	Principal Accounting and Financial Officer

/s/ Henry P. Hoffman	Director, President and Chief Operating Officer	July 14, 2011
Henry P. Hoffman

/s/ T. Mark Morris	Director	July 14, 2011
T. Mark Morris

Robert Papiri	Director

/s/ Monte W. Smith	Director	July 14, 2011
Monte W. Smith