Form 10-K/A
period 2011-03-31
INTEGRATED FREIGHT Corp
filed 2011-07-25
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

The aggregate market value* of the voting and non-voting common equity held by non-affiliates was: $3,939,496

The number of shares of the registrant’s common stock outstanding at June 30, 2011 was: 37,632,082 shares

Table of Contents

		Page
	Part I
Item 1.	Business	5
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

	Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	30
Item 9A.	Controls and Procedures	30
Item 9B.	Other Information	31

	Part III
Item 10.	Directors, Executive Officers and Corporate Governance	30
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13.	Certain Relationships and Related Transactions, and Director Independence	37
Item 14.	Principal Accounting Fees and Services	37

	Part IV
Item 15.	Exhibits, Financial Statement Schedules	39
	Signatures	40

DOCUMENTS INCORPORATED BY REFERENCE

We have not incorporated any documents by reference.

SUMMARIES OF REFERENCED DOCUMENTS

This amendment No. 1 to this annual report on Form 10-K/A contains references to, summaries of and selected information from agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this annual report or to other reports we have filed with the U.S. Securities and Exchange Commission.Whenever we make reference in this annual report to any of our agreements and other documents, the references are not necessarily complete.  The summaries of and selected information from those agreements and other documents are qualified in their entirety.You may obtain the full text of the agreements and documents from the Public Reference Section of or online from the Commission. See “Where You Can Find Agreements And Other Documents Referred To In This Annual Report” for instructions as to how to access and obtain this information.

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

• Triple C Transport, Inc., a Nebraska corporation, beginning as of May 5, 2010, when we purchase all of its common stock.  We have filed an action to rescind this acquisition.  See Item 3.  Legal Proceedings, below.

• Cross Creek Trucking, Inc., an Oregon corporation, beginning April 1, 2011, when we purchased all of its common stock.  Financial information for Cross Creek Trucking is not include in our financial statements at and for the year ended March 31, 2011.

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

        We have filed an action to rescind this acquisition, based on fraud and breach of representations and warrants by the sellers.  See Item 3. Legal Proceedings, below.  This company discontinued  operationsafter the end of our fiscal year.

In 2011, after our fiscal year 2011 end, we acquired a fourth motor freight carrier:

Company Name	Year Established	Acquisition Date

Cross Creek Trucking, Inc.	1986	As of April 1, 2011

Although we have begun to consolidate some operational functions of these subsidiaries, such as insurance , fuel and tire purchasing, we are operating these subsidiaries as independent companies under the management of their founders and stockholders from whom we purchased them, with the exception of Cross Creek Trucking in which the founder and stockholder is no longer involved. We expect this management arrangement to continue until we are able to obtain sufficient debt or equity funding to cover the cost of combining and consolidating other functions of their operations that are duplicative.  We estimate that this consolidating activity will cost approximately $1,000,000.

In February 2011, we incorporated Integrated Freight Services, Inc. to operate as a freight brokerage company.

Overview of Our Truck Transportation Business

We are, beginning December 27, 2009, the date of our acquisition of Original IFC, a holding company exclusively of three operating  motor freight carriers, providing truck load service throughout the forty-eight contiguous United States and one freight broker. We do not specialize in any specific types of freight or commodities. We carry dry freight, refrigerated freight and hazmat and certain hazardous materials  including hazardous waste.  We provide long-haul, regional and local service to our customers.  The following description of our business includes information about Cross Creek Trucking, a fourth motor freight carrier, which we purchased after the end of our most recent fiscal year.  Triple C Transport discontinued  operationsafter the end of our most recent fiscal year.  Accordingly, we have not included any information, other than financial information, related to the operations of Triple C Transport during our 2011 fiscal year.  All data in this Item 1 reflects our business at the date we have filed this annual report.

Our Strategy

Truck transportation in general has suffered during the recent economic recession. According to the American Trucking Association, freight transportation tonnage and revenue retracted 19 and 18 percent, respectively, from peak to trough during the so-called “Great Recession" (Transport Topics The American Trucking Association, May 31, 2011).  Although the economy has staged a slow recovery since that time, carriers are presently dealing with both extraordinarily high fuel prices and a growing shortage of qualified drivers.  We believe the trucking companies that have survived in the recent economic recession, whether presently profitable or marginally unprofitable, represent good future value at the prices for which we believe many of them can be acquired. Our management believes that many of them will require debt and equity funding and cost reductions which they may be unlikely to obtain or achieve  individually. We believe that the demand for truck transportation services is returning to pre-recession levels, with an inadequate supply of trucks to meet demand. The American Trucking Association Tonnage Index reported a 3.5 percent increase in tonnage of freight shipped in the first two months of 2010. (Transport Topics, March 29, 2011).  According to the ATA tonnage has improved another 5.9% for the same period in 2011 (ATA’s Monthly Truck Tonnage Report, March 31, 2011).  We believe our strategy will position us to fill part of the demand for over-the-road freight services.

We intend to continue acquiring well established trucking companies when we can do so at prices which we deem to be advantageous. In the alternative, we may acquire assets. We also plan to expand beyond our truckload service through acquisitions into logistics, less-than-truckload (LTL) and expedited/just-in-time services, as opportunities are presented to us..  Our strategy is highly dependent on our ability to obtain financing for acquisitions, including more favorable refinancing of revenue producing assets and accounts receivables, when we cannot make acquisitions for stock and with extended cash payment terms.  We have experienced difficulty obtaining such financing.  You have no assurance we will be able to obtain financing for additional acquisitions which require immediate payment of cash consideration.

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

Our market is concentrated in the western half of the U.S., ranging from the Ohio Valley and North Central moving through the Mid & Southwest and more recently in the Pacific Northwest. We have light coverage in the Northeast.  Our dry van and hazardous materials subsidiaries operate in regional areas, and thus have length of hauls typical of a day to two days of travel. Our refrigerated operations cover a larger geographic area with longer lengths of haul. Our brokerage services enable us to expand our customer service offerings by providing the non-asset-based capability of arranging with other carriers to haul our customers' freight when the shipments do not fit our asset-based model.

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

The following table presents information regarding the percentage-of-revenue concentration of the business with our customers.

Four customers	Up to 43%
All other customers	57% or more

The following table presents information regarding the average length of our trips.

Longest haul (overnight)	1,950 miles
Shortest haul	175 miles
Average haul	850 miles

All of the freight we hauled in fiscal year  2011 is dry van and/or refrigerated  freight. The following table presents information regarding the approximate percentage makeup of the freight we haul.

Forest and paper products	50%
Hazmat and hazwaste	20%
All other freight (freight of all kinds, particularly food and refrigerated goods)	30%

Marketing

Our sales and marketing force currently consists of seven individuals. We have no formal marketing plan at the present time. We attend relevant trade shows and trade association meetings, and seek to maintain good relations with our existing customers. As we grow our carrier base, of which you have  no assurance, we plan to establish a central national account sales and marketing group that will support the operations and customer service efforts of each subsidiary.

Our People

We believe our employees are our most important asset. The table on the following page  presents information about our employees, other than drivers.

Platform and warehouse	18
Fleet technicians	17
Dispatch	30
Sales	7
Office	11
Administrative and Executive	9

    None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good. We offer basic health insurance coverage to employees.

Our Drivers

The following table presents information about our drivers.

Drivers – company	289
Drivers – independent contract	40

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

Competition in the trucking industry for qualified drivers is normally intense. Our operations have been impacted, and from time-to-time we have experienced under-utilization and increased expense, as a result of a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers. Our average annual turn-over rate is less than fifteem percent, compared to an industry average of fifty percent as published in Transport Topics, June 23, 2011.

Our Operations

We currently conduct all of our freight transportation operations, including dispatch and accounting functions, from the headquarters facilities of our operating subsidiaries. During fiscal year  2011 we continued using the legacy information management systems and personnel that were employed when our operating subsidiaries were acquired. These arrangements produce many overlaps and duplications in facilities, office systems and personnel. We believe that these operating arrangements provide less than optimal results and controls. We have begun to centralize many of these functions, as noted above. Centralization is subject to obtaining adequate internal or external financing, of which there is no assurance.

Our Revenue Equipment

The following table presents information regarding the mix of our revenue producing equipment.

Power units (tractors) – sleeper	173
Power units (tractors) – day cab	2

Trailers
Flatbed	2
Dry van	270
Refrigerated	202
Other specialized	9
Tanker	9

The average age of our power units is approximately 4.82 years. All of our power units are GPS equipped. The majority of our power units are Freightliner and Peterbuilt vehicles. This uniformity allows for reduced inventory of parts required by our maintenance departments. In addition, the training required for our technicians is focused on limited equipment lines. We replace our power units at approximately four years of age. The average age of our trailers is approximately 8.2 years.  We maintain all of our revenue producing equipment in good order and repair.

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

In addition to measures we have adopted over the years such as auxiliary power units in our tractors, we have also added more aerodynamically designed  equipment, and have had additional driver training regarding fuel mileage.

Our cost-cutting measures include utilizing technology such as Peoplenet and Carrierweb to monitor travel speed/idling/rpm/high overspeed operations. In addition, governing the top speed of our power units helps reduce our fuel costs. We are installing the newly designed roll resistant, and thus more fuel efficient, tires as replacements as needed.

The Federal fuel surcharge program cushions our exposure to increased fuel prices. The fuel surcharge program has enabled us  historically to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges.  These fuel surcharges, which adjust weekly with the cost of fuel, enable us to recover a substantial portion of the higher cost of fuel as prices increase, except for non-revenue miles, out-of-route miles or fuel used while the tractor is idling. All fuel surcharges are based onnational averages.  As of March 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Among the greatest challenges presented by high and relatively unstable diesel fuel prices is monitoring and maintaining our  fuel costs and insuring that the  fuel surcharge levels are adequate to recapture incremental costs.  The Company monitors the weekly Department of Energy regional and national diesel fuel pricing information and regulatethe  fuel surcharge levels accordingly.  In addition, customer service representatives and operations personnel have been trained to take into account the cost of fuel (to include all empty miles) during the process of accepting and booking all shipments.

Our Competition and Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. Trucks hauled 68.8 percent of all freight, with estimated total revenues from this industry sector are $563 billion in 2010, according to American Trucking Association. Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The transportation industry is highly competitive on the basis of both price and service. The trucking industry is comprised principally of two types of motor carriers: truckload and less-than-a-load, generally identified as LTL. Truckload carriers generally provide an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route those shipments through service centers, where freight may be transferred to other trucks with similar delivery destinations. All of our service is truckload service.

The surface freight transportation market in which we operate is frequently referred to as highly fragmented and competitive. There are an estimated 172,000 transportaiton and warehousing companies in the US, according to the National Cooperative Freight ResearchProgram’s 2011 report. Even the largest motor freight companies haul a small percentage of the total freight. The following table presents information regarding the estimated percentage of freight hauled by the largest trucking companies compared to all other trucking companies.  [Information obtained from the American Transportation Research Institute.]  According to the American Trucking Association’s June 2011 issue of ‘Trucklines’, “Trucking serves as a barometer of the U.S. economy, representing 67.2% of tonnage carried by all modes of domestic freight transportation, including manufactured and retail goods. Trucks hauled 9 billion tons of freight in 2010.  Motor carriers collected $563.4 billion, or 81.2% of total revenue earned by all transport modes.”

Ten largest trucking companies	10.7%
All other trucking companies	89.3%
*Transport Topics 2011 Top 100 Survey

Competition in the motor freight industry is based primarily on service (including on-time pickup and delivery), price, equipment availability and business relationships. We believe that we are able to compete effectively in our markets by providing high-quality and timely service at competitive prices. We believe our relationships with our customers are good. We compete with smaller and several larger transportation service providers. Our larger competitors, who include JB Hunt Transport Services, Inc., C.R. England, Inc. and Knight Transportation, Inc., may have more equipment, a broader coverage network and a wider range of services than we have. They  also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy. This could potentially limit our ability to maintain or increase prices, and could also limit our growth in shipments and tonnage.

We believe that we do not compete with transportation by train, barge or ship, which we believe are not options for our existing customers.

Regulation

Our operations as a for-hire motor freight carrier are subject to regulation by the U.S. Department of Transportation (USDOT) and its agency, the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations.  These agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. The FMCSA periodically conducts reviews and audits to ensure our compliance with all federal safety requirements, and we report certain accident and other information to the FMCSA.

Our company drivers and independent contract drivers also must comply with the safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours-of-service.  Drivers may drive up to eleven hours within a fourteen-hour non-extendable window from the start of the workday, following at least ten consecutive hours off duty.  Motor freight carriers and drivers may restart calculations of weekly on-duty limits after the driver has at least thirty-four consecutive hours off duty.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  These regulations have not had a significant impact on our operations or financial results and we do not expect a negative impact in the future.

Terms of Our Acquisitions

We acquired Morris Transportation and Smith Systems Transportation in the merger with Original IFC.  We acquired Triple C Transport after our merger with Original IFC.  We have filed an action to rescind the Triple C Transport transaction.  See Item 3.  Legal Proceedings, below.   We acquired Cross Creek Trucking after our most recent fiscal year end.  Prior to negotiations for these acquisitions, there were no prior or existing relationships between our management and the owners/management of the acquired companies.  The final terms of each acquisition, which may differ from the original terms, are as follows:

Name of subsidiary	Stock issued	Cash payment	Promissory note	Warrants
Morris Transportation	3,000,000	none	$1,000,000(2)	none
Smith Systems Transportation	825,000	none	$250,000	none
Triple C Transport (1)	2,000,000	$100,000	$150,000	none
Cross Creek Trucking (3)	2,500,000	none	$4,000,000	1,500,000(3)
____________________

(1)  We have filed suit to rescind this acquisition.  See Item 3.  Legal Proceedings, below.

(2)   $1,000,000 principal amount of notes, plus accrued and unpaid interest, which was converted for 2,281,458 shares issued to T. Mark Morris, one of our directors, in full satisfaction of the balance of our note for acquisition of Morris Transportation, Inc. plus interest on all note obligations IFC owed to Mr. Morris.  3

(3)  Subject to termination as the election of the seller in the event we do not list our common stock on a national securities exchange within nine months, extendable to eighteen months upon payment of $250,000 to the seller, or the payment of $12,500,000 to the seller against surrender of our common stock and warrants for cancellation.

Morris Transportation –An entity which is owned by Mr. Morris owns the real estate used by Morris Transportation.  We have been paying the mortgage on this real estate to an unrelated lender, as rental for our use of the real estate without a formal lease.  We intend to purchase the real estate or the owning entity at fair market value, to be determined by appraisal, which may require us to refinance the mortgage.  Our agreement for the acquisition of Morris Transportation provides that Mr. Morris will serve as one of our directors, will be employed as the general manager of Morris Transportation for three years and serve with Mr. Henley on its board of directors.

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

•
We are subject, as a result of the merger, to Original Integrated Freight’s obligation to issue 177,170 shares of common stock and 177,170 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for PGI-MD’s release of us from our obligation to repay inter-company loans totaling $684,311.

We accepted Mr. Antenucci’s termination of his employment agreement as our chief executive officer, which included an obligation for us to pay him approximately $335,000 in severance, as full payment for his purchase of PGI-MD.

As a result of the merger, we are subject to Original Integrated Freight’s obligation to issue to Mr. Antenucci 59,327 shares of common stock and 59,327 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for Mr. Antenucci’s release from payment of his deferred compensation and expense reimbursement in the amount of $88,954.

As a result of the merger, we are subject also to Original Integrated Freight’s obligation to issue to Frederick G. Beisser, our former senior vice president - finance, 75,525 shares of common stock and 75,525 common stock purchase warrants good for two years at a price of $0.50 per share in consideration for Mr. Beisser’s release of us from payment of his deferred compensation in the amount of $112,830 (but not including unpaid wages, automobile allowance and reimbursable expenses totaling $24,126 owed to him at November 9, 2009).

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

The motor freight industry, as a whole, has experienced an increased demand for truck and an improvement in revenues, as our general economy seems to be emerging from the recent recessionary period.  (Heavy Duty Trucking, May 2010)  For April and May 2011 the truck tonnage increases were 4.8% and 2.7% above the same times last year according to the American Trucking Associations’ monthly tonnage report.  Although not as robust an economic recovery as many have hoped for, the economy seems to be slowly recovering. We cannot predict, as of the date of filing this amended annual report on Form 10-K, what impact a failure to raise the U.S. government debt limit in the next several weeks may have on the U.S.  and worldwide economy as a whole.   If  these improvements continue  to improve the financial viability of motor freight carriers who have survived the recession may decrease their interest in being acquired.  Our acquisition and growth strategy has been based in part on depressed values for motor freight carriers and a desire to sell based on poorer than historical financial performance.  Without these incentives, we may find it more difficult to locate trucking companies with an interest in being acquire, or if they have such an interest, being acquired for consideration that fits our financial model.

We may experience difficulty in combining and consolidating the management and operations of our acquired companies which could have a material adverse impact on our operations and financial performance.

We have purchased our operating subsidiaries and expect any additional subsidiaries we purchase to be made from the founders and management of the acquired companies, all of whom have been responsible for their own businesses and methods of operations as independent business owners. While these individuals will continue to be responsible to a degree for the continuing operations of our operating subsidiaries, with the exception of Cross Creek Trucking,  we intend to centralize and standardize many areas of operations. Notwithstanding that many of these individuals from whom we have and plan to acquire our operating subsidiaries will serve on our board of directors, we may be unable to develop a cohesive corporate culture in which these individuals will be willing to forego their former independence, as we have experienced with Triple C Transport. Our inability to successfully combine and consolidate the policies, procedures and operations of our subsidiaries can be expected to have a material adverse effect on our business and prospects, financial and otherwise.

Our information management systems are diverse, may prove inadequate and may be difficult to integrate or replace.

We depend upon our information management systems for many aspects of our business. Each operating subsidiary and each company we acquire will have its own information management system with which its employees are acquainted. None of these systems are adequate to our consolidated operations and may not be compatible with our centralized information management system. We expect to require additional software to initially integrate existing systems or to ultimately replace these diverse systems. Switching to new information management systems is often difficult, resulting in disruption, delays and lost productivity, which could impact our dispatching, collections and other operations. Our business will be materially and adversely affected if our information management systems are disrupted or if we are unable to improve, upgrade, integrate, expand or replace our systems as we continue to execute our growth strategy.  We anticipate the cost of consolidating our management systems and duplicative operations of our acquired subsidiaries will be approximately $1 million.

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

•
growth and geographic expansion is dependent on the availability of freight and customer needs. Shortages of suitable real estate that accommodates both customers and carriers’ needs  may limit our geographic expansion and might cause congestion in our service center network, which could result in increased operating expenses;

•	growth may strain our management, capital resources, information systems and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies until those employees become proficient in their jobs;

•	expanding our service offerings may require us to enter into new markets and encounter new competitive challenges; and

•	growth through acquisition could require us to temporarily match existing freight rates of the acquiree’s markets, which may be lower than the rates that we would typically charge for our services;

•	we may be unable to obtain financing of the cash portion of an acquisition price or to provide a working capital infusion for an acquisition.

We have no assurance we will overcome the risks associated with our growth. If we fail to overcome these risks, we may not be able to make additional acquisitions,  realize additional revenue or profits from our efforts, we may incur additional expenses and therefore our financial position and results of operations could be materially and adversely affected.

We are significantly dependent on the continued services of Paul A. Henley to realize our growth strategy.

We are dependent upon the vision and efforts of Mr. Henley, our founder and principal stockholder, for the realization of our growth strategy. In the event Mr. Henley’s services were to be unavailable to us, our continued activity to expand our business operations through acquisition could be substantially impaired or be abandoned..  Mr. Henley has pledged a significant portion of our common stock which he owns to guarantee certain of our borrowings.  In the event Mr. Henley loses this common stock in foreclosure, his interest in us may be reduced.

Our management owns a majority of our outstanding common stock and outside stockholders will be unable to influence management decisions or elect their nominees to our board of directors, if they should so desire.

Our management controls  approximately fifty percent of our common stock. All corporate actions involving amendment of our articles of incorporation (such as name change and increase in authorized shares), election of directors and other extraordinary actions and transactions such as certain mergers, consolidations and recapitalizations and sales of all or substantially all of our assets, require the approval of only a majority of the issued and outstanding shares of our common stock. Accordingly, our management will be able to approve any such actions and transactions and elect all directors even if all of the outside stockholders oppose such transactions, or in the case of directors, nominate other persons for election. Our minority stockholders will be unable to effect changes in our management or in our business.

We have significant ongoing cash requirements and expect to incur additional cash requirements that could limit our growth and adversely affect our profitability if we are unable to obtain sufficient financing.

We anticipate that we may need to spend as much as $5,000,000 or more in new equipment in fiscal year 2011. In addition, we have issued promissory notes to cover part of the costs of our acquisitions of Cross Creek Trucking and expect to continue issuing promissory notes for part of the cost of future acquisitions. Due to the existing uncertainty in the capital and credit markets, capital and loans may not be available on terms acceptable to us. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our operations and acquisitions, we will be forced to operate our equipment for longer periods of time and to limit our growth, which could have a material adverse effect on our operating results. In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain.We have experienced difficulty in obtaining debt and equity funding, which could have a material and adverse impact on our financial condition , working capital, capital expenditures, acquisitions and other corporate purposes.

Recent instability of the credit markets and the resulting effects on the economy could have a material adverse  impact on our  replacement of revenue producing equipment and ability to meet our financial obligations.

Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy.  In the event the federal debt ceiling is not raise or a raise is delayed, we would expect to experience an increase in our costs of borrowing. If the economy and credit markets do not recover quickly, or even weaken further for any reason, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  We are highly dependent on borrowing and leasing to fund the cost of new and replacement revenue producing equipment and to fund our cash-flow shortfalls.  An increase in general interest rates can be expected to increase our cost of borrowing, potentially delaying our ability to replace tractors and trailers and to expand our fleet to meet increased demand, if any, to pay our operating expenses, including litigation expenses, and to meet our obligations arising from our acquisition of Cross Creek Trucking. Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

We have experienced difficulty in obtaining debt and equity funding for operations, acquisitions and the costs associated with acquisitions, which can be expected to have an adverse impact on our growth and cause us to issue more common stock at lower values.

        We have experienced difficulty in obtaining debt and equity funding for operations and acquisitions.  As a result of this difficulty, we were unable to complete one acquisition under contract and do not expect to be able to complete acquisitions of larger companies which may be available to us if we were able to make larger cash payments as part of the acquisition price.  This difficulty may also be reflected in our stock price, causing it to be lower than it might otherwise be.

We derive forty-three percent of our revenue from four customers, the loss of one or more of which could have a material adverse effect on our business.

For the year ended March 31, 2011, our top four customers, based on revenue, accounted for approximately forty-three percent of our revenue. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results. A default in payments of invoices by one or more of these customers could have a material adverse effect on our financial condition. See “Our Business – Our customers and marketing”.

We operate in a highly competitive and fragmented industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

We compete with many other truckload carriers of varying size that provide dry-van and temperature-sensitive service of varying sizes and, to a lesser extent, with less-than-truckload carriers, air freight, railroads and other transportation companies, many of which have more equipment, a wider range of services and greater capital resources than we do or have other competitive advantages. We expect to experience difficulty in competing with larger companies. Numerous other competitive factors could impair our ability to maintain our revenues and achieve profitability. These factors include, but are not limited to, the following:

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

Our customers and suppliers’ business may be slow to recover from the recent downturn in the worldwide economy and disruption of financial markets.  We cannot predict the impact on the national and worldwide economy of a failure or delay to increase the U.S. debt limit.

Our business is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  table terms, because of the disruptions to the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Our supplier’s business levels have also been and may continue to be adversely affected by current economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

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

We are subject to various federal, state and local environmental laws and regulations dealing with the handling and transportation of hazardous materials ("hazmat") and waste ("hazwaste") (which accounts for approximately twenty percent of our current business). We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If a spill or other accident involving fuel, oil or hazardous substances occurs, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. One of our subsidiaries specializes in transport of hazardous materials and waste. If we should fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties, to civil and criminal liability and to loss of our licenses to transport the hazardous materials and waste. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past facilities and at third-party waste disposal sites. Any of these consequences from violation of such laws and regulations could be expected to have a material adverse effect on our business and prospects, financial and otherwise.

Increased prices, reduced productivity, and restricted availability of new revenue equipment could cause our financial condition, results of operations and cash flows to suffer.

Prices for new tractors have increased over the past few years, primarily as a result of higher commodity prices, better pricing power among equipment manufacturers, and government regulations applicable to newly manufactured tractors and diesel engines.  We expect to continue to pay increased prices for revenue equipment and incur additional expenses and related financing costs for the foreseeable future.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers or if we have to pay increased prices for new revenue equipment. We face increasing prices for new power units.

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

We periodically experience difficulties in attracting and retaining qualified drivers, including independent contract drivers. With increased competition for drivers, we could experience greater difficulty in attracting sufficient numbers of qualified drivers. Our competitors may offer better compensation plans, and thus increase the driver turnover we experience.  Due to current economic conditions and regulatory changes which have recently increased the demand for drivers and the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it was during 2008 through 2010. Accordingly, we may and periodically do face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add. We may face difficulty in increasing the number of our independent contractor drivers. In addition, our industry suffers from high turnover rates of drivers. Our turnover rate requires us to recruit a substantial number of drivers. Moreover, our turnover rate could increase. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package beyond the norm or let equipment sit idle. An increase in our expenses or in the number of power units without drivers could materially and adversely affect our growth and profitability. Our operations may be affected in other ways by a shortage of qualified drivers in the future, such as temporary under-utilization of our fleet, difficulty in meeting shipper demands and increases in compensation levels for our drivers. When we encounter difficulty in attracting or retaining qualified drivers, our ability to service our customers and increase our revenue could be adversely affected. A shortage of qualified drivers in the future could cause us to temporarily under-utilize our fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers.

Shrinkage in the pool of eligible drivers could affect our profitability and ability to grow.

The ongoing Comprehensive Safety Analysis, often referred to as CSA 2010, is projected to reduce the driver pool.  Every driver receives a score based upon his or her individual performance in six categories, which are then combined into a single score, and this score is compared to the scores of  all other drivers to determine how “safe” the driver is. (BigRigDriving.com, January 19, 2010)  Drivers with lower scores are less hirable or not hirable.(Transport Topics, June 14, 2010)  A shortage of qualified drivers from time to time could cause us to temporarily under-utilize our fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers.

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

We rely on borrowings to finance our revenue equipment and receivables. We are subject to interest rate risk to the extent our borrowings. Even though we attempt to manage our interest rate risk by managing the amount of debt we carry, our debt levels are not entirely within our control in the short term. An increase in the rates of interest we incur on borrowings and financing we cannot decrease in the short term without adversely impacting our level of service to our customers and expansion of our business will adversely affect our results of operations. We cannot predict what impact a failure to implement a higher debt ceiling for the U.S. government will have on interest rates, or the national or international economy in general.  We believe that without a debt ceiling increase, the U.S. government could default on its obligations, triggering increased interest rates and a decline in gross domestic product, which would involve a reduction in freight shipments.  If the U.S. debt ceiling is not raised in time to avoid default on U.S. government obligations, we believe we will experience higher interest rates and lease payment levels, increased difficulty in obtaining financing for both equipment and acquisitions and a decline in demand for freight transportation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), or a well-known seasoned issuer as defined in Rule 405 of the Securities Act (§230.405 of this chapter); and, we are not subject to this item.  Nevertheless, we do not have any unresolved comments from the SEC staff.

ITEM 2. PROPERTIES.

We lease our corporate headquarters office is located in Sarasota, Florida. Our lease expires in January 2012. We currently pay $1,545 per month subject to annual adjustments related to renewal of lease. We lease 1,000 square feet of general office space at this location. We believe this facility will be adequate for our needs for six to nine months.

The headquarters of our operating subsidiaries are located in Hamburg, Arkansas; Scotts Bluff, Nebraska and Central Point, Oregon.  The headquarters of our discontinued subsidiary is Doniphan, Nebraska. The following table presents information regarding these facilities.

Location	Acres	Under Roof*	Office*	Warehouse*	Service*	Trucks Accommodated

Central Point (Cross Creek Trucking)	31	58,000	10,000	36,000	12,000	450 trucks
Hamburg facility (Morris)	10	15,000	3,000	none	12,000	170 trucks
Scotts Bluff facility (Smith)	10	36,500	3,000	30,000	3,500	400 trucks
_____________

*Number indicates square feet.

We own the Scotts Bluff facility. We lease the other facilities under terms described in the following table.

Location	Lessor	Lease ends	Monthly rental	Annual adjustment

Central Point facility (Cross Creek Trucking)	Mike DeSimone	3/31/2016	$20,000	none
Hamburg facility (Morris)	Mark Morris	(1)	(1)	none
_____________

(1)
We have been paying the mortgage payments to an unrelated lender on behalf of Mr. Morris as rent without a formal lease and intend to purchase the property at fair market value, as determined by appraisal, which may require us to refinance the mortgage.

        We rented a facility for our Triple C Transport operation in Doniphan, Nebraska from an entity controlled Craig White, Triple C Trucking’s former owner, with whom we are in litigation with (see Item 3 below) to resceind the transaction. In the event the Triple C acquisition is not rescinded,  we will have an additional 4 acre facility with 16,000 feet under roof that accommodates 50 trucks and an obligation to pay rent, including back rent, on the facility.

We also have terminals in Arcadia, California, Grand Island, Nebraska and Clackamus, Oregon. We rent drop yards on a short term basis as the seasonal and operational needs of our customers require. These drop yards are routinely located in Pine Bluff and Eldorado, Arkansas, Sacramento, Arcadia, Montebello and Modesto, California, Chicago, Illinois, Hebron, Ohio, Ponca City, Oklahoma, Clackamus, Oregon, and Houston, Texas. Drop yards are a specific number of truck parking places we rent on an as-needed basis in terminal facilities of other trucking companies.

We believe all of these facilities are adequate for our operations for the foreseeable future. We expect to acquire additional facilities for operations when we make future acquisitions, of which there is no assurance.

ITEM 3. LEGAL PROCEEDINGS.

The following table provides information about the litigation in which we are now engaged.  This litigation has arisen from our acquisition of Triple C Tranport.

Basis of Claim
Plaintiff Name	Defendant Name	Case No.	Court	and Amount
People's United Equipment Finance Corp.	Triple C Transport, Inc.	4:11-cv-00264	U.S. District Court Southern District of Texas	Triple C’s guaranty of its lessor’s equipment financing $3,603,716
Craig Carrier Corp., LLC and	Triple C Transport* and Integrated Freight Corporation	10-43798-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease$9,309,476
White Farms Trucking, Inc.	Triple C Transport* and Integrated Freight Corporation	10-43797-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease $9,309,476
Hilda L. Solis, Secretary of Labor	Triple C Transport*, et al.	A11-4049-TJM	U.S. Bankruptcy Court District of Nebraska	Claim for unpaid wages $39,201
Integrated Freight Corporation	Craig White and Vonnie White	11-248	District Court Douglas, Nebraska	Rescission of Stock Exchange Agreement and unspecified damages.
C&V LLC	Triple C Transport, Inc.	11-316	District Court Douglas, Nebraska	Real estate lease payments $178,972
Weiss, as receiver for the Nutmeg/Fortuna Fund	Integrated Freight Corporation	11-CV-03130	U.S. District Court Northern District of Illinois	Collection $167,000

Steven E. Lusty	Plangraphics - Integrated Freight Corporation	2011-002523-NC	12th Circuit Sarasota County, Florida	Breach of contract and unspecified damages
________________

*Defense of Triple C Transport has been tendered to Craig White and Vonnie White.

        All of the litigation identified above includes claims for interest and attorney’s fees.

        Craig Carrier, White Farms Trucking and C&V are entities owned and controlled by Mr. and Mrs. White, from whom we acquired Triple C Transport.  The operations of Triple C Transport have been discontinued and it has no assets.  One or more judgments against Triple C Transport would be booked as a liability on our consolidated balance sheet even though we would have no liability to pay any such judgment.  We have exposure to direct liability only in the above listed cases in which we are a named defendant.  If we are successful in our action for rescission of the Stock Exchange Agreement, of which we have no assurance, pursuant to which we acquired Triple C Transport from Mr. and Mrs. White, then we would not expect to book any liability for Triple C Transport’s litigation losses, to incur any direct liability with respect to our guaranty of Triple C Transport’s leases to the entities owned and controlled by Mr. and Mrs. White or to incur liability for alleged damages in unspecified amounts.  We intend to aggressively pursue our case for rescission of our acquisition of Triple C Transport and for damages against Mr. and Mrs. White, based on fraud, breach of material representations and warranties and gross and intentional mismanagement of Triple C Transport.

        The suite by Nutmeg/Fortuna Fund is for collection on a promissory note that Original Integrated Freight issued in purchase of our preferred stock from the plaintiff in a transaction in which Original Integrated Freight acquired control of us.  We will endeavor to negotiate a settlement of this litigation or the purchase of the note from the plaintiff by another party who will restructure the note.

        Our ability to aggressively defend and to prosecute the litigation described in the preceding table will depend significantly on our ability to fund legal fees and related costs of litigation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information. Our common stock trades on OTC Bulletin Board under the symbol, PGRA. The following quotations reflect inter–dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

	Sales Price
Quarters Ended	High	Low

June 30, 2009	$1.20	$.12
September 30, 2009	.49	.12
December 31, 2009	.66	.12
March 31, 2010	1.71	.12
June 30, 2010	1.20	.49
September 30, 2010	1.01	.51
December 31, 2010	.90	.36
March 31, 2011	$.85	$.41

On July 13, 2011, the last reported sales price of our common stock was $.23.As part of the merger, the Company executed a reverse split of 244.8598 for 1. All share prices have been presented on a post –split basis.

Holders. Based on information provided by our transfer agent, at July 13, 2011, we had 2,733 record owners of our common stock.

         Dividends. We have never declared or paid any dividends on our common stock. Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable.

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

Operating Results

The following table presents and compares the results of our operations for the fiscal years ended March 31, 2011 and 2010.

	Fiscal year Ended	Fiscal year Ended	$	%
	March 31,	March 31,	change	change
	2011	2010

Revenue	$18,827,367	$17,330,079	$1,497,288	8.640%

Operating Expenses
Rents and transportation	4,301,170	4,900,107	(598,347)	-12.211%
Wages, salaries and benefits	5,591,171	5,364,224	226,947	4.231%
Fuel and fuel taxes	5,526,923	4,310,349	1,216,574	28.224%
Depreciation and amortization	2,179,827	2,234,234	(54,407)	-2.435%
Insurance and claims	725,995	745,308	(19,313)	-2.591%
Operating taxes and licenses	198,853	142,786	56,067	39.266%
General and administrative	4,020,941	1,913,765	2,107,176	110.106%
Total Operating Expenses	22,882,331	19,610,773	3,271,558	16.682%
Loss from Continuing Operations	(4,054,964)	(2,280,694)	(1,774,270)	77.373%
Loss from Discontinued Operations	(1,529,034)	-0-	(1,529,034)	n/a
Other Expenses
Interest	1,536,646	941,992	594,654	63.127%
Interest - related parties	351,031	110,438	240,593	217.853%
Other income	(216,585)	(224,877)	(8,292)	-3.687%
Derivative loss	513,471	-0-	513,471	n/a
Total Other Expenses	2,184,563	827,553	1,357,010	163.979%
Net loss before noncontrolling interest	(7,768,561)	(3,108,247)	(4,660,314)	149.934%
Net loss	$(7,761,200)	$(3,140,423)	(4,620,777)	147.139%

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

 Revenues

For the fiscal year ended March 31, 2011, we reported revenues of $18,827,367 as compared to revenues of $17,330,079 for the fiscal year ended March 31, 2010 an increase of $ 1,497,288 or 8.64%.  The increase is due to the increase in freight revenue in correlation to the U. S. economy.

Operating Expenses

Our total operating expenses increased16.682% to $22,682,191 for the fiscal year ended March 31, 2011, as compared to $19,602,773 for the fiscal year ended March 31, 2010.  These changes include:

Rents and Transportation. For the fiscal year ended March 31, 2011, rents and transportation costs were $4,301,170 as compared to $4,900,107 for the fiscal year ended March 31, 2010, a decrease of $598,347 or 12.211%.  The decrease was primarily due to increased brokerage of trucks and trailers to supplement our existing fleet.

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

Insurance and claims .For the fiscal year ended March 31, 2011, insurance and claims costs were $725,995 as compared to $745,308 for the fiscal year ended March 31, 2010, a decrease of $19,313 or 2.591%, which we believe is the result of ongoing safety efforts we have made..

Operating taxes and licenses For the fiscal year ended  March 31, 2011, operating taxes and licenses costs were $198,853 as compared to $142,786 for the fiscal year ended March 30, 2010, an increase of $56,067 or 39.266%.  We believe this is, in part  related to the increase in mileage described above.

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

Loss from Continuing Operations

We reported a loss from continuing operations of $4,054,,964 for the fiscal year ended March 31, 2010 as compared to a loss from operations of $2,280,694 the fiscal year ended March 31, 2010, a decrease of $1,774,270 or 77.373%.  The increased loss  was a result of increased sales and lower  non-general and administrativeoperating expenses (as a percentage of sales) offset by the increased noncash expenses in general and administrative discussed above.

Discontinued Operations - Triple C Transport

As more fully discussed in Note 2 to our financial statements, we shut down Triple C Transport’s operations due to the loss of the tractor and trailer fleet it was leasing from the former owners.  As was our practice with previous acquisitions, the former owners continued to manage the day to day operations of Triple C Transport and it was leasing approximately ninety-one power units and ninety-nine trailers from companies owned by the former owners for payments equal to the payment those companies were making on their financing agreements for that equipment, which was approximately $300,000 a month. During the latter part of October 2010, the former owners of Triple C Transport notified us in writing that entities controlled by them and receiving lease payments from Triple C Transport were having difficulty servicing the debt of the related entities.  Two of those entities White Farms Trucking, Inc. (“WFT”) and Craig Carrier Corporation, LLC (“CCC”) ultimately filed Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Nebraska, on December 21, 2010 whichhave been assigned case numbers 10-43797 and 10-43798.

On May 2, 2011, we filed a complaint against Craig White and Vonnie White in the District Court for Douglas County, Nebraska and served notice on the defendants pursuant to the Stock Purchase Agreement under which we acquired Triple C Transport from the defendants on or about May 14, 2010.  In the complaint, we ask the court to rescind the Stock Purchase Agreement, alleging multiple, material breaches of representations and warranties which individually and in the aggregate constitute fraud upon us.  We are also seeking damages in unspecified amounts.  We intend to pursue this litigation aggressively.  Because of actions taken by the defendants subsequent to closing of our acquisition, undisclosed liabilities of Triple C Transport, breaches of the defendants’ representations and warranties, and the bankruptcies of entities they control and which were Triple C Transport’s equipment lessors, we believe that rescission will not have a materially negative impact on our financial performance going forward; even though we will not enjoy the benefits of the acquisition which we expected at the time of the transaction but which do not seem now available in fiscal year 2012 in view of the fact that Triple C Transport has lost its licenses to operate based on actions by Mr. and Mrs. White and other entities they control both before and after the closing of the transaction.

We incurred a loss of $1,529,034 associated with this transaction and have reserved $1,765,313 to cover any liabilities incurred in relation to it.

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

For the fiscal year ended March 31, 2011, Smith Systems Transportation had net income of $338,000 compared with a net income of $516,807 for the fiscal year ended March 31, 2010, an improvement of $321,193.  This increase is primarily due to a general sales increase and successful cost reduction programs.

Total assets at March 31, 2010, totaled $2,681,427, as compared to total assets of $2,853,776  at March 31, 2010, a decrease of $172,349, due to equipment disposals.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons related to continuing operations between March 31, 2011 and March 31, 2010.

	March 31, 2011	March 31, 2010	$ change	% change

Working Capital	$(4,099,229)	$(5,073,077)	$973,848	-19.2%

Cash	54,158	48,101	6,057	12.59%
Accounts receivables, net	2,564,352	2,306,738	257,614	11.17%
Prepaid expenses and other assets	545,930	336,127	209,803	62.41%
Property and equipment, net	4,141,067	5,679,610	(1,538,543)	-27.088%
Intangible assets, net	268,785	913,868	(645,083)	-70.59%
Total Assets	7,810,572	9,284,444	(1,473,872)	15.87%

Bank overdraft	214,303	166,966	47,337	28.35%
Accounts payable	1,151,337	447,752	(703,585)	-157.1%
Accrued and other liabilities	1,112,778	885,613	227,165	25.65%
Warrant liabilities	513,471	-	513,471	100.00%
Line of credit	895,153	755,044	140,109	18.56%
Notes payable	8,245,340	10,214,960	(1,969,620)	19.28%
Total Liabilities	13,897,695	12,470,335	(1,427,360)	11.44%
Common stock	31,575	21,089	10,486	49,72%
Additional paid-in capital	6,013,911	1,171,790	4,842,121	413.22%
Accumulated deficit	(12,475,539)	(4,714,339)	(7,761,200)	164.63%
Non-controlling interest	342,930	335,569	7,361	2.54%
Total Liabilities and Stockholders’ Deficit	$7,810,572	$9,284,444	$(1,473,872)	15.87%

Cash Flows and Working Capital

Our cash flow from operations is insufficient to meet current obligations. In fiscal year 2011 and 2010, we relied upon additional investment through sales of common stock and debentures in order to fund its operations. We anticipate the need to raise significant amounts of capital in order to fund its operations in the next fiscal year.

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

Investing Activities

Net cash used in investing for the fiscal year ended March 31, 2011 was $168,311 as compared to no net cash used in investing activities of $-0- for the fiscal year ended March 31, 2011. During the fiscal year ended March 31, 2011, we used cash of $100,000 for the purchase of Triple C Transport. We also purchased equipment for $68,311.

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

Cash Requirements

At July 13, 2011, we had a nominal balance in cash and cash equivalents. As discussed below, this amount and our current accounts receivable collections may be adequate to maintain our current level of operations  for 30 to 60 days, after which we would need additional capital or face a significant curtailment of operations.

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

Notwithstanding our operating losses in the comparative years covered by this annual report on Form 10-K, we have experienced positive cash flows and improvements in our net income, working capital positions at the subsidiary level during the year ended March 31, 2011 compared to fiscal 2010.  As we begin to consolidate the duplicated functions among our subsidiaries, we expect to achieve further savings which will be reflected in improved cash flows and working capital positions, and profitable operations of which there is no assurance.  The expenses associated with maintaining our reporting under the Securities Exchange Act at the parent level have significantly contributed to our consolidated negative cash flow and working capital positions.  In particular, the legal and accounting expenses associated with acquisitions and first-time audits of acquisition candidates and litigation from the Triple C Transport discontinued operation have resulted in greater cash outflows and expenses in these categories than we expect to experience when our acquisition program matures in the future.  We do not expect a positive change in these factors until we complete additional acquisitions, if any, which will enable us to spread the parent’s expenses, associated with being a publicly traded and reporting company and costs of future acquisition over a larger revenue and cash flow base.

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

Property and Equipment

Property and equipment are entered at acquisition cost and depreciated on a straight-line basis over their anticipated life.  We estimate the salvage value of our equipment to be fifteen to twenty percent for tractors and trailers, if the equipment is kept in service for its entire useful life. This life expectancy is based upon our management’s past experience of operations. The useful life of a typical tractor is seven fiscal years and a typical trailer is nine fiscal years. Our structures are forty fiscal years and leasehold improvements are the lesser of the economic life of the leasehold improvements or the remaining life of the lease.

The freight environment negatively impacted every subsidiary's freight revenues during our fiscal year ended March 2010 but began a turnaround for the year ended March 31, 2011.  Fuel surcharges tended to be a volatile source of revenue; therefore, measured freight revenue is calculated with the removal of such surcharges, providing a more consistent basis for comparing results of operations from period to period.  In anticipation of lower freight volumes, we reduced our average tractor fleet.  With the assistance of the fleet reduction, we did experience an increase in average miles per tractor.

Going Concern

We have suffered recurring losses from operations and are dependent on additional capital to execute our business plan.

With our present cash and cash equivalents, management expects to be able to continue some of our operations for at least the next twelve months. However, we have suffered losses from operations.  Our continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through the debt and equity offerings noted above. We  do, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to sell additional equity securities, debt securities or borrow from lending institutions. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer. In such event, we will be forced to scale down or perhaps even cease our operations.

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

308(a)(1) – Management’s responsibility: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reportingis defined in Exchange Act Rule 15d–15(f) “as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.” Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

308(a)(2) – Framework to be used for evaluation: In its evaluation of our internal control over financial reporting, our management is required to use the Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

308(a)(3) – Evaluation of our internal control over financial reporting: Pursuant to Rule 15d–15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on this evaluation, our management, with the participation of our principal executive and acting principal financial officer, who is the same person, concluded that our internal control over financial reporting was not effective. Management has identified the following material weakness in our internal control over financial reporting:

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

308(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and acting principal financial officer, who is the same person, we did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical information following the table provide information about our directors and executive officers.

NAME	AGE	POSITION	DIRECTOR SINCE*

John E. Bagalay	75	Director	2009
Kimberly K. Bors	50	Director	April 1, 2011
Paul A. Henley	50	Director, Chief Executive Officer, Chief Financial and Accounting Officer	2008
Henry P. Hoffman	58	Director, President and Chief Operating Officer	2008
Jackson L. Morris	65	Corporation Secretary	n/a
T. Mark Morris	43	Director and General Manager of Subsidiary	2008
Robert Papiri	49	Director	March 18, 2011
Monte W. Smith	55	Director and General Manager of Subsidiary	2008

*Reflects beginning date with Original Integrated Freight

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

        Kimberly K. Bors, became an independent director beginning April 1, 2011.  From October 2009 to the present, Ms. Bors has been employed by Johnson Controls, a New York Stock Exchange listed company, for the most recent part of this period in the position of Vice President for Global Human Resources - Building Efficiency.  From 2003 to October 2009, she was employed by IDEX Corporation, a New York Stock Exchange listed company, sequentially in the positions of Vice President for Global Human Resources & Corporate Communications, Vice President for China Shared Operations and President, Fluid Management/Dispensing (Americas Division) and Global Chief Marketing Officer (IDEX Dispensing).  Beginning in 1985 and ending in 2003, Ms. Bors held executive management positions with Brunswick Corporation, Browning Ferris Industries, Outdoor Marine Corporation and Pennzoil Company.  Ms. Bors earned a B.B.A. degree (1985) and a M.B.A. degree (1989) from the University of Houston, Houston, Texas.

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

Henry P. (“Hank”) Hoffman is director, our president and chief operating officer.

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

•
June 2007 to February 2011– Mr. Hoffman was President & CEO and a director of SeaBridge Freight, Inc., a tug and barge transportation company that provided short sea service between Port Manatee, FL and Brownsville, TX and has ceased operations.

Mr. Hoffman earned his BS degree (1973) from the United States Military Academy and a MBA degree (1985) from the University of Wisconsin.

Jackson L. Morris fills the statutory position of corporation secretary as a courtesy and incidental to his services as our independent corporate and securities counsel. He has served in these capacities with Integrated Freight since inception. Mr. Morris has been engaged in the private practice of law since 1982, maintaining his own practice in the Tampa Bay area since 1993. Mr. Morris focuses his practice in corporate, securities and business transaction law. Mr. Morris earned a B.A. degree in economics from Emory University in 1966, a J.D. degree from Emory University Law School in 1969 and an L.L.M. from Georgetown Law School in 1974.

T. Mark Morris is one of our directors and is the general manager of one of Integrated Freight’s subsidiaries, Morris Transportation, Inc., which he founded in 1998 and has been its chief executive officer from inception to the present. Mr. Morris earned a BA degree in business administration (1988) from Ouachita Baptist University in Arkadelphia, Arizona.

        Robert W. Papiri, is an independent director.  He is a founder in 2006 and a managing member of Tangiers Capital, LLC, a Southern California based asset manager that raises, invests, and manages the Tangiers Investors, LP investment fund. Tangiers Investors makes direct investments into foreign and domestic private and public companies through the acquisition of stock, convertible debt, warrants, and other instruments.  Mr. Papiri is a managing partner, beginning in 2005, of Acer Capital Group, LLC, a business consulting firm providing a full suite of financing, management consulting, and operational assistance to public and private companies.  Acer has structured and advised on over $375 million of real estate financing.  Mr. Papiri has been a general partner in seven separate real estate development projects totaling over 225 acres in California and Washington State, with specific emphasis on carrying the project through entitlements and rezoning and the creation of an appropriate exit strategy.  Mr. Papiri attended the Regents College in Albany, New York.

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

Name and principal position	Year	Base	Bonus	Total

Paul A. Henley, Chief Executive Officer (1)	2011	$ 235,950	none	$ 235,950
	2010	$ 214,500	$ 50,000	$ 214,500

Henry P. Hoffman, President and Chief Operating Officer (2)	2011	$ 11,681	none	$ 11,681

Steven E. Lusty, Executive Vice President (3)	2011	$ 123,750	none	$ 123,750
	2010	$ 165,000	none	$ 165,000

T. Mark Morris, General Manager of Morris Transportation (1)	2011	$ 110,000	none	$ 110,000
	2010	$ 110,000	none	$ 110,000

Monte W. Smith, General Manager of Smith Transportation (1)	2011	$ 110,000	none	$ 110,000
	2010	$ 110,000	none	$ 110,000

Craig White, Former General Manager of Triple C Transport (1)(4)	2010	$ 110,000	none	$ 110,000
___________________

(1) Includes annual salary, prior to the respective date of our acquisitions, but excludes distributed and undistributed S-corporation earnings.
(2) Mr. Hoffman was employed beginning February 2011.
(3) Mr. Lusty resigned in December 2010.
(4) The Triple C Transport Acqusition has been discontinued and is in litigation.  See Item 3.

Neither our chief executive officer nor our other highest paid executives received any form of compensation other than cash salary and bonus during the periods indicated, except (i) Mr. Henley who received a bonus of $50,000 provided in his employment agreement as a result of Integrated Freight achieving a public market for its common stock as a result of its merger into us and (ii) Mr. Lusty whose employment agreement provided that he would  receive 25,000 shares of our common stock for every month in which we have been unable to pay his salary in cash – an aggregate of 200,000 shares at March 31, 2010. The salaries of Messrs. Morris, Smith, and White were paid by their respective, employing subsidiary companies.

The following table sets forth certain information at March 31, 2011 with respect to outstanding equity awards granted to the named executive officers:

Outstanding Equity Awards at Fiscal Year End

	Option awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date

John C. Antenucci	972,144	-	-	0.0120	Apr 30, 2011
	1,750,000	-	-	0.0140	May 16, 2012

Employment Agreements

We have employment agreements with the named executive officers identified in the following table.

Name	Began	Ends (1)	Annual Cash Salary	Annual Increase	Bonus		Other

Paul A. Henley	May 30, 2008	May 29, 2011	$195,000	10%	–	(2)(3)	–
Henry P. Hoffman	February, 2011	February, 2014	$170,000	10%	–		–
T. Mark Morris	September 1, 2008	August 31, 2011	$110,000	–	$25,000	(2)	–
Monte W. Smith	September 1, 2008	August 31, 2011	$110,000	–		(2)	–
________________

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

Compensation Committee

We do not have a compensation committee. These functions are provided by our  full board of directors. As a privately owned company with Mr. Henley as the sole director, a compensation committee was neither possible nor necessary as he has approved his own compensation. The compensation of executive officers other than Mr. Henley was approved by the full board of directors, except the compensation of the general managers of our operating subsidiaries has been negotiated in the acquisition from the respective director/officers/controlling stockholders of those companies. We plan to have a compensation committee when we elect additional independent persons to our board of directors.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of  Common Stock of Principal Stockholders, Directors and Management

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

John E. Bagalay*	Common Stock	175,000	* %

Kimberly K. Bors	Common Stock	25,000	* %

Michael S. DeSimone (4)	Common Stock	5,000,000	12.85%

Paul A. Henley**	Common Stock	6,400,000	17.01%

Henry P.Hoffman**	Common Stock	175,000	* %

Jackson L. Morris (1)	Common Stock	1,495,823	1.32%

T. Mark. Morris	Common Stock	5,431,458	14.43%

Robert W. Papiri (2)	Common Stock	4,807,597	12.3%

Seaside 88 LP	Common Stock	2,400,000	6.17%

Monte W. Smith	Common Stock	930,000	2.47%

All Officers and Directors As a Group (8 persons) (3)	Common Stock(3)(4)	19,439,878	50.02%
______________

* Less than 1%.

**Each director who is not also an executive officer is to receive 25,000 shares per quarter of service.

(1)  Includes 995,823 common stock purchase warrants issued to Mr. Morris as compensation for services.  Mr. Morris’ percentage of ownership has been adjusted to reflect the warrant shares as if issued on July 8, 2011.

(2)  Includes 340,000  common stock purchase warrants issued to Mr. Papiri in connection with debt funding provided to us before he became a director.  Mr. Papiri’s percentage ownership has been adjusted to reflect the warrant shares as if issued on July 8, 2011.  Mr. Papiri’s shares and percentage ownership does not include shares and warrants held by Tangiers Investors, LP, of which Mr. Papiri is one of two general partners.  The shares owned by Tangiers Investors, LP are set forth in the preceding table following the shares owned by directors and officers.

 (3)  Does not include common stock purchase warrants included in “shares owned” by certain directors and officers.

(4)  Includes 340,000  common stock purchase warrants in connection with the acquisition of Cross Creek Trucking, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the 2011 fiscal year, we did not enter into any transactions with our directors, executive officers and persons who own more than five percent of our common stock, or with their relatives and entities they control.

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

Jackson L. Morris and T. Mark Morris are not related.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2011	2010
Audit Fees	$82,000	$70,000
Audit–Related Fees(1)	70,000	–
Tax Fees	–	–
All Other Fees	–	–
Total	$152,000	$70,000

Percentage of hours on audit engagement performed by non–full time employees: less than 50% of total time

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Integrated Freight Corporation

We have audited the accompanying consolidated balance sheets of Integrated Freight Corporation and Subsidiaries as of March 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
July 13, 2011

INTEGRATED FREIGHT CORPORATION

Consolidated Balance Sheets

	March 31, 2011	March 31, 2010
Assets
Current assets:
Cash	$54,158	$48,101
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,564,352	2,306,738
Prepaid expenses and other assets	545,930	336,127
Total current assets	3,164,440	2,690,966

Property and equipment, net of accumulated depreciation	4,141,068	5,679,610
Intangible assets, net of accumulated amortization	268,785	913,868
Assets of discontinued operations	236,279	-
Total assets	$7,810,572	$9,284,444

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$214,303	$166,966
Accounts payable	1,151,337	447,752
Accrued expenses and other liabilities	1,112,778	885,613
Line of credit	895,153	755,044
Notes payable - related parties	1,180,987	1,441,740
Current portion of notes payable	2,709,111	4,066,928
Total current liabilities	7,263,669	7,764,043

Derivative liability	513,471	-
Notes payable - related parties	120,000	210,000
Notes payable, net of current portion and debt discount	4,235,242	4,496,292
Total liabilities of discontinued operations	1,765,313	-
Total long-term liabilities	6,634,026	4,706,292

Total liabilities	13,897,695	12,470,335

Stockholders’ deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
31,574,883 and 21,089,333 shares issued and outstanding	31,575	21,089
Additional paid-in capital	6,013,911	1,171,790
Accumulated deficit	(12,475,539)	(4,714,339)
Total Integrated Freight Corporation stockholders’ deficit	(6,430,053)	(3,521,460)
Non controlling interest	342,930	335,569
Total stockholders’ deficit	(6,087,123)	(3,185,891)

Total liabilities and stockholders’ deficit	$7,810,572	$9,284,444

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Operations

	Year Ended
	March 31,
	2011	2010

Revenue	$18,827,367	$17,330,079

Operating Expenses
Rents and transportation	4,301,760	4,900,107
Wages, salaries and benefits	5,591,171	5,364,224
Fuel and fuel taxes	5,526,923	4,310,349
Depreciation and amortization	2,179,827	2,234,234
Impairment of intangible asset	336,861	-
Insurance and claims	725,995	745,308
Operating taxes and licenses	198,853	142,786
General and administrative	4,020,941	1,913,765
Total Operating Expenses	22,882,331	19,610,773

Loss from continuing operations	(4,054,964)	(2,280,694)

Loss from discontinued operations	(1,529,034)	-

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	(513,471)	-
Interest	(1,536,646)	(941,992)
Interest - related parties	(351,031)	(110,438)
Other income (expense)	216,585	224,877
Total Other Income (Expense)	(2,184,563)	(827,553)
Net loss before noncontrolling interest	(7,768,561)	(3,108,247)
Noncontrolling interest share of subsidiary net income (loss)	7,361	(32,176)
Net loss	$(7,761,200)	$(3,140,423)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.25)	$(0.15)
Loss from discontinued operations	(0.06)	-
Net loss per common share-basic and diluted	$(0.31)	$(0.15)

Weighted average common shares outstanding - basic and diluted	24,662,809	21,089,333

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit
For the Year Ended March 31, 2010 and 2011

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at March 31, 2009	404,961	$405	$1,058,669	$(1,573,916)	$303,393	(211,449)

Effects of recapitalization due to merger	20,539,623	20,540	70,766	—	—	91,306

Issue of common stock upon conversion of debentures	144,749	145	42,355	—	—	42,500

Noncontrolling interest share of subsidiary's net income	—	—	—	—	32,176	32,176

Net loss	—	—	—	(3,140,423)	—	(3,140,423)

Balance at March 31, 2010	21,089,333	$21,089	$1,171,790	$(4,714,339)	$335,569	(3,185,891)

Issuance of common stock for compensation	202,042	202	176,798	—	—	177,000

Noncontrolling interest share of subsidiary's net income	—	—	—	—	7,361	7,361

Warrants issued as compensation for services rendered	—	—	318,750	—	—	318,750

Debt discount attributable to convertible notes payable	—	—	223,553	—	—	223,553

Sale of common stock	2,420,000	2,420	851,580	—	—	854,000

Issuance of stock as part of debt agreement	723,333	723	615,743	—	—	616,466

Issuance of stock for maturity extension of note payable	150,000	150	133,350	—	—	133,500

Common stock issued to acquire Triple C Transport	2,000,000	2,000	214,424	—	—	216,424

Common stock issued upon exercise of warrants	185,185	185	(185)	—	—	-

Common stock issued in exchange for services	1,433,333	1,433	744,913	—	—	746,346

Issue of common stock upon conversion of debentures	3,371,657	3,372	1,563,195	—	—	1,566,567

Net loss	—		—	(7,761,200)	—	(7,761,200)

Balance at March 31, 2011	31,574,883	$31,575	$6,013,911	$(12,475,539)	$342,930	(6,087,123)

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,761,200)	$(3,140,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,179,827	2,234,234
Debt discount amortization	258,682	45,828
Deferred finance cost amortization	-	135,220
Impairment of intangible assets	336,861	-
Loss on asset dispositions	50,255	109,083
Minority interest in earnings of subsidiary	7,361	32,176
Stock issued for stock based compensation	177,000	-
Warrants issued for services performed	318,750	-
Stock and warrants issued for debt	873,519	-
Stock issued for services	746,346	-
Loss from discontinued operations	1,529,034	-
Increases/decreases in operating assets and liabilities		-
Accounts receivable	(257,614)	(245,441)
Prepaid expenses and other assets	(199,237)	109,899
Accounts payable	703,585	(220,642)
Warrant liability	513,471	-
Accrued and other liabilities	227,165	245,680
Net cash (used) in/provided by operating activities	(296,195)	(694,386)

Cash flows from investing activities:
Purchase of property and equipment	(68,311)	-
Purchase of discontinued operations-Triple C Transport	(100,000)	-
Net cash used in investing activities	(168,311)	-

Cash flows from financing activities:
Repayments of notes payable	(1,478,123)	(582,987)
Proceeds of long term debt	906,240	1,042,180
Net proceeds/(repayments) from line of credit	140,109	124,852
Bank overdraft	47,337	-
Proceeds from sale of common stock	855,000	-
Net cash (used) in/provided by financing activities	470,563	584,045
Net change in cash	6,057	(110,341)
Cash, beginning of period	48,101	158,442
Cash, end of period	$54,158	$48,101

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Cash Flows – (Continued)

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$510,623	$720,112
Schedule of noncash investing and financing transactions:
Common stock issued for acquisition of subsidiaries
Common stock issued in purchase	$200,000	$-
Notes payable issued in purchase	250,000	-
Less: assets received in purchase, net of cash	595,879	-
Plus: liabilities assumed during purchase	145,879	-
Minority interest	-	-
Net cash received at purchase	-	$-

Common stock issued for stock based compensation	$177,000	$-
Common stock and warrants issued for deferred finance costs, extension of loans and with notes payable	$133,500	$-
Common stock issued for conversion of debentures	$1,566,567	$42,500

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1     Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

Integrated Freight Corporation (a Florida corporation) [formerly PlanGraphics, Inc. (a Colorado corporation)] and subsidiaries (the “Company”) is a short to medium-haul truckload carrier of general commodities headquartered in Sarasota, Florida. The Company provides dry van, hazardous materials, and temperature controlled truckload services.  The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”), Smith Systems Transportation, Inc. (“Smith”) and Triple C Transport, Inc. (“Triple C”).- although Triple C is shown as a discontinued operation – See Notes 2, 10, 11 and 13. Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”).  All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.  In February, 2011 the Company incorporated a new entity, Integrated Freight Services, Inc., a Florida Corporation, to handle brokerage business.  No significant activity was conducted by this new entity prior to March 31, 2011.  The nominal accounts at March 31, 2011 are included within the Company.

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

Note 2.    Discontinued Operations

As previously reported, on May 14, 2010, the Company had acquired 100% of the common stock of Triple C Transport, Inc. (“Triple C”).  As was our practice with previous acquisitions, the former owners continued to manage the day to day operations of Triple C and it was leasing approximately ninety-one power units and ninety-nine trailers from companies owned by the former owners for payments equal to the payment those companies make on its financing agreements for that equipment, which was approximately $300,000 a month.  Triple C headquarters was leased from another company owned by the former owners for approximately $5,250 per month.  The acquisition agreement provided that one of the former owners would serve on the Company’s Board of Directors and he would be employed as the general manager of Triple C for three years.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Summarized operating results for discontinued operations is as follows:

May 14, 2010
through March 31, 2011

Revenue	$13,674,634
Operating Expenses	14,968,828
Operating Income (Loss)	(1,294,194)

Other Income (Expense)	234,839
Loss from operations	(1,529,033)
Income tax benefit	-
Gain (loss) to be recognized from discontinued operations, net of tax	$(1,529,033)

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	March 31, 2011	May 14, 2010

Accounts receivable	$179,000	$120,172
Other Assets	57,279	9,283
Intangible assets	-	466,424

Total assets from discontinued operations	$236,279	$595,879

Accrued liabilities and other current liabilities	$1,765,313	$145,879
	-	-
	1,765,313	145,879
	-	-
Total liabilities associated with discontinued operations	$1,765,313	$145,879

	$(1,529,034)	$450,000

Note 3.    Property and Equipment

Property and equipment consist of the following at March 31, 2011:

	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$809,266	$811,235
Tractors and Trailers	-	5,498,173	5,144,477	10,642,650
Vehicles	46,472	64,280	114,406	225,158
Furniture, Fixtures and Equipment	68,610	221,828	298,566	589,004
Less: accumulated depreciation	(27,792)	(3,529,092)	(4,570,095)	(8,126,979)
Total	$87,290	$(2,257,158)	$1,796,620	$4,141,068

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

Amortization expense totaled $774,646 for the year ended March 31, 2011. Amortization expense for the year ended March 31, 2010 was $722,862.

Future amortization of intangible assets is as follows:

March 31,
2012	$268,785
2013	-
2014	-
2015	-
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

Note 6.     Notes Payable

Notes payable owed by Morris consisted of the following:

	March 31, 2011	March 31, 2010

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$1,191,577	$1,810,261

Notes payable to GMAC, payable in monthly installments of $667 including interest, through June 2011, with interest rates ranging from 5.9% to 7.25%, secured by equipment	-	42,585

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	450,942	809,984

Note payable to Chrysler Credit, payable in monthly installments of $5,687 including interest, through November 2011, with interest at 6.9%, secured by equipment	50,298	112,689

Note payable to Wells Fargo Bank, payable in monthly installments of $4,271 including interest, through October 2011, with interest at 6.59%, secured by equipment	92,606	125,991

Totals	$1,785,423	$2,901,510

Notes payable owed by Smith consisted of the following:

	March 31, 2011	March 31, 2010

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$1,803,578	$2,186,889

Notes payable to bank, payable in monthly installments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,530,191	1,574,803

Note payable to Platte Valley National Bank, payable in monthly installments of $1,471 with interest, through May 2011, with interest at 6.75%, collateralized by vehicle.	19,689	11,874

Notes payable to Daimler Chrysler, payable in monthly installments of $10,745 with interest, through May 2011, with interest rates ranging from 8% to 9%, collateralized by six tractors.	-	13,978

Note payable to Floyds, payable in monthly installments of $2,084, through November 2012, with interest at 8%, secured by a vehicle.	37,062	6,229

Note payable to Nissan Motors, payable in monthly installments of $505 including interest, through June 2011, with interest at 5.6%, secured by a vehicle.	1,225	8,322

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	30,113	-

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	686,999	669,069

Total	$4,108,857	$4,471,164

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Notes payable owed by IFC consisted of the following:

	March 31, 2011	March 31, 2010

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share	$1,160,476	$1,151,764

Note payable to Ford Credit, payable in monthly installments of $885 including interest, through October 2013, with interest at 16.84%, collateralized by a truck, used by an executive.	25,141	38,781

Note payable to Ally, payable in monthly installments of $715 including interest, through October 2016, with interest at 7.74%, collateralized by a truck, used by former executive.	38,821	-

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.	45,115	51,740

Less: unamortized discount on notes payable	(219,480)	-

Totals	$1,050,073	$1,242,285

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Future maturities of notes payable for the five years subsequent to March 31, 2011, are as follows:

March 31,
2012	$2,709,111
2013	2,490,429
2014	1,080,272
2015 and thereafter	664,541
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

On September 30, 2010, the Company issued 2,000,000 shares of common stock for the acquisition of Triple C Transport.  These shares were valued at $0.10 per share, the fair market value at the time of the acquisition.

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

AA summary of the grant activity for the year ended March 31, 2011 is presented below:

	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, March 31, 2010	8,053,717	$0.14	1 years
Granted	5,655,650	0.47	5 years
Exercised	333,333	0.40	5 years
Expired/Cancelled	972,144	0.01	N/A

Balance, March 31, 2011	12,403,890	$0.23	3 years

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

Triple C Transport, Inc. Owners

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

Craig Carrier Corp., LLC and White Farms Trucking, Inc. v Triple C Transport, Inc. and Integrated Freight Corporation in the United States Bankruptcy Court for the District of Nebraska.  Case No. A11-04035.  This litigation is an adversary complaint filed by the two bankrupt entities which are controlled by the Triple C owners for unpaid rents on the equipment against Triple C for lack of payment and against IFC for its guaranty for the rent payments.

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

Common stock 825,000 shares	$82,500
Note payable	250,000
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

Triple C Transport, Inc.

On May 14, 2010, the Company acquired 100% of the common stock of Triple C Transport, Inc. (“Triple C”), a Nebraska-based refrigerated motor freight business, under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was May 14, 2010 and the transaction was accounted for under the purchase method in accordance with ASC 805. Initially, Triple C’s results of operations were included in our consolidated financial statements since the date of acquisition.  Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $466,424, with a weighted average amortization period of 3 years.

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

Exhibit Number	Description of Exhibit

3.1	Articles of Domestication
3.2	Articles of Incorporation
3.3	Amended and Restated Bylaws*
4.1	Specimen Stock Certificate*
21	List of Subsidiaries.
31.1	Sarbanes–Oxley Certification for the principal executive officer, dated July 25, 2011.
31.2	Sarbanes–Oxley Certification for the principal financial officer, dated July 25, 2011.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 which is dated July 25, 2011.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 which is dated July 25, 2011.

* Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

Date: July 25, 2011	By:	/s/ Paul A. Henley
Paul A. Henley
Principal Executive Officer and Principal Accounting and Financial Officer

Signature and Name:	Capacity in which signed:	Date:

/s/ John E. Bagalay	Director	July 25, 2011
John E. Bagalay

/s/ Paul A. Henley	Director, Principal Executive Officer	July 25, 2011
Paul A. Henley	Principal Accounting and Financial Officer

/s/ Henry P. Hoffman	Director, President and Chief Operating Officer	July 25, 2011
Henry P. Hoffman

/s/ T. Mark Morris	Director	July 25, 2011
T. Mark Morris

/s/ Monte W. Smith	Director	July 25, 2011
Monte W. Smith