Form 10-Q
period 2011-06-30
INTEGRATED FREIGHT Corp
filed 2011-08-22
CIK 783284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011 [First Quarter]

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

COMMISSION FILE NO.  000–14273

INTEGRATED FREIGHT CORPORATION
(Exact name of registrant as specified in its charter)

Florida	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Suite 200, 6371 Business Boulevard Sarasota, Florida	34240
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (941) 907-8372

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value	(None)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The number of shares outstanding of each of the issuer’s classes of common stock at August 17,  2011 was  37,642,089  shares of $0.001  par value common stock.

SUMMARIES OF REFERENCED DOCUMENTS

This quarterly report on Form 10–Q may contain references to, summaries of and selected information from agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this quarterly report or to other reports we have filed with the U.S. Securities and Exchange Commission. The summaries of and selected information from those agreements and other documents are not complete and are qualified in their entirely by the full text of the agreements and documents, which you may obtain from the Public Reference Section of or online from the Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Cross Creek Trucking, Inc., which we acquired effective as of April 1, 2011 are consolidated in our financial statements included herein at and for the quarter ended June 30, 2011.  We have encountered unexpected complications and delays in completing an audit Cross Creek Trucking, Inc.’s financial statements at and for the twelve months ended March 31, 2011 and 2010, including financial costs and staff  time to complete the audit.  Accordingly, we do not have audited financial statements of Cross Creek Trucking, Inc. as the starting point for Cross Creek Trucking, Inc.’s financial statements at and for the third quarter ended June 30, 2011.  Our consolidated financial statements included herein are subject to adjustment with respect to Cross Creek Trucking, Inc.’s financial statements for the concurrent period which may and are expected to result from completion of Cross Creek Trucking, Inc.

INDEX

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

INTEGRATED FREIGHT CORPORATION
Consolidated Balance Sheets
	June 30, 2011	March 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$131,386	$54,158
Accounts receivables, net of allowance for doubtful accounts of $50,000	5,042,981	2,564,352
Prepaid expenses and other assets	614,900	545,930
Total current assets	5,789,267	3,164,440

Property and equipment, net of accumulated depreciation	14,108,393	4,141,068
Intangible assets, net of accumulated amortization	1,522,627	268,785
Assets of discontinued operations	28,469	236,279
Total assets	$21,448,756	$7,810,572

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$386,311	$214,303
Accounts payable	2,578,937	1,151,337
Accrued expenses and other liabilities	2,329,209	1,112,778
Line of credit	2,476,343	895,153
Notes payable - related parties	996,697	1,180,987
Current portion of notes payable	6,631,397	2,709,111
Total current liabilities	15,398,894	7,263,669

Derivative liability	332,288	513,471
Notes payable - related parties	4,127,140	120,000
Notes payable, net of current portion and debt discount	6,271,057	4,235,242
Liabilities of discontinued operations	1,893,269	1,765,313
Total long-term liabilities	12,623,754	6,634,026

Total liabilities	28,022,648	13,897,695

Stockholders’ deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
37,642,089 and 31,574,883 shares issued and outstanding at June 30, 2011 and	37,641	31,575
March 31, 2011, respectively
Additional paid-in capital	8,388,844	6,013,911
Accumulated deficit	(15,352,750)	(12,475,539)
Total Integrated Freight Corporation stockholders’ deficit	(6,926,265)	(6,430,053)
Non controlling interest	352,373	342,930
Total stockholders’ deficit	(6,573,892)	(6,087,123)

Total liabilities and stockholders’ deficit	$21,448,756	$7,810,572

See Notes to Consolidated Financial Statements.

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended June 30,
	2011	2010

Revenue	$13,036,079	$4,781,048

Operating Expenses
Rents and transportation	2,029,481	1,035,787
Wages, salaries and benefits	4,015,553	1,325,899
Fuel and fuel taxes	4,923,539	1,458,551
Depreciation and amortization	1,261,335	518,274
Insurance and claims	279,572	191,621
Operating taxes and licenses	418,403	40,903
General and administrative	1,919,862	475,207
Total Operating Expenses	14,847,745	5,046,242

Loss from continuing operations	(1,811,666)	(265,194)

(Loss)/Gain from discontinued operations	(420,756)	2,348

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	(26,817)	-
Interest	(797,003)	(143,659)
Interest - related parties	(19,848)	(39,898)
Other income (expense)	198,879	111,054
Total Other Income (Expense)	(644,789)	(72,503)
Net loss before noncontrolling interest	(2,877,211)	(335,349)
Noncontrolling interest share of subsidiary net income (loss)	9,443	5,961
Net loss	$(2,867,768)	$(329,388)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.07)	$(0.02)
Loss from discontinued operations	(0.01)	0.00
Net loss per common share-basic and diluted	$(0.08)	$(0.02)

Weighted average common shares outstanding - basic and diluted	36,332,331	21,089,749

See Notes to Consolidated Financial Statements.

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Cash Flows

	(Unaudited) Three Months Ended
	June 30,
Cash flows from operating activities:	2011	2010
Net loss	$(2,877,211)	$(329,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,261,335	518,273
Debt discount amortization	97,417	-
Common stock issued in payment of derivative	208,000	-
Warrants issued for interest	101,280	-
Loss on asset dispositions	(1,833)	-
Minority interest in earnings of subsidiary	9,443	(5,691)
Stock issued for stock based compensation	-	1,000
Warrants issued for services performed	79,600	-
Stock issued for interest	197,120	-
Stock issued for services	322,500	-
Loss from discountinued operations	335,765	-
Increases/decreases in operating assets and liabilities		-
Accounts receivable	(383,531)	(315,282)
Prepaid expenses and other assets	693,547	(120,114)
Accounts payable	-	148,911
Derivative liability	(181,183)	-
Accrued and other liabilities	7,232	211,991
Net cash (used) in/provided by operating activities	(130,519)	109,430

Cash flows from investing activities:
Purchase of property and equipment	-	(6,674)
Purchase of discontinued operations-Triple C	-	(100,000)
Net cash used in investing activities	-	(106,674)

Cash flows from financing activities:
Repayments of notes payable	(661,946)	(464,029)
Proceeds of long term debt	-	388,000
Net proceeds/(repayments) from line of credit	665,185	150,899
Bank overdraft	172,008	-
Proceeds from exercise of warrants	32,500	-
Net cash (used) in/provided by financing activities	207,747	74,870
Net change in cash	77,228	77,626
Cash, beginning of period	54,158	48,101
Cash, end of period	$131,386	$125,727

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Cash Flows – (Continued)

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”), Smith Systems Transportation, Inc. (“Smith”), Integrated Freight Services, Inc. (“IF Services”)  incorporated in February, 2011; Cross Creek Trucking, Inc. (Cross Creek), acquired April 1, 2011,  and Triple C Transport, Inc. (“Triple C”).- although Triple C is shown as a discontinued operation – See Notes 2, 10, 11 and 13. Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”).  All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

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

Management believes that certain accounting policies and estimates are of more significance in the Company’s financial statement preparation process than others.  Management believes the most critical accounting policies and estimates include the economic useful lives of our assets, provisions for uncollectible accounts receivable, and estimates of exposures under our insurance and claims plans.  To the extent that actual, final outcomes are different than our estimates, or additional facts and circumstances cause us to revise our estimates, the Company’s earnings during that accounting period will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2011 and March 31, 2011.

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
Accordingly, the Company has a $50,000 allowance for uncollectible accounts and revenue adjustments as of June 30, 2011 and March 31, 2010.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other.  Our business combinations did not result in any goodwill as of June 30, 2011 and March 31, 2011.

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2011 and March 31, 2011.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the three months ended June 30, 2011 and 2010, advertising expense was approximately $1,139 and $15,225.

Derivative Liability

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of common stock and convertible debt, which contain certain ratchet provisions that reduce the exercise price of the warrants or the conversion price in certain circumstances.  Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of June 30, 2011 and March 31, 2011, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 6).  Significant assumptions used in this model as of June 30, 2011 and March 31, 2011 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 172%, and risk-free rates of return of approximately 1-2%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At June 30, 2011 and March 31, 2011, the Company had $2,476,343 and $895,153 outstanding under its revolving credit agreement, and $18,029,041 and $8,245,340, including $5,123,837 and $1,300,987 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the three months ended June 30, 2011 and 2010, the Company’s top four customers, based on revenue, accounted for approximately 26% and 48%, of total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 22% and 37% of total trade accounts receivable at June 30, 2011 and March 31, 2011.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of June 30, 2011 and March 31, 2011, the Company's bank deposits did not exceed insured limits.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At June 30, 2011 and March 31, 2011, management estimated $-0- in claims accrual above insurance deductibles.

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

At June 30, 2011 and March 31, 2011, there was no variance between the basic and diluted loss per share.  The 14,394,890 and 12,403,890 warrants and 6,409,480 and 6,514,111 issuable upon conversion of debt to purchase common shares outstanding at June 30, 2011 and March 31, 2011, were not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements through August 2011 (Update 2011-05) and does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

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

In August 2011, the Company estimated a loss in the amount of $1,893,269 to be realized upon completion of the rescission of this business unit, as well as an estimated operating loss of $420,756 to be incurred during the phase-out period.  For the period May 14, 2010 through March 31, 2011 the Company incurred actual operating losses associated with this discontinued unit of $1,529,033.

Summarized operating resultes for discontinued operations is as follows:

		Quarter	May 14, 2010	May 14, 2010
		Ending	through June 30,	through March 31,
		June 30, 2011	2010	2011

Revenue		$322,664	$1,925,199	$13,674,634
Operating Expenses		743,420	1,971,903	14,968,828
Operating Income (Loss)		(420,756)	(46,704)	(1,294,194)

Other Income (Expense)		-	49,052	234,839
Loss from operations		(420,756)	2,348	(1,529,033)
Income tax benefit		-	-	-
Gain (loss) to be recognized from discontinued operations, net of tax		$(420,756)	$2,348	$(1,529,033)

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:
	June 30,	June 30,	March 31,	May 14,
	2011	2010	2011	2010

Accounts receivable	$-	$91,588	$179,000	$120,172
Other Assets	28,469	39,185	57,279	9,283
Intangible assets	-	-	-	466,424

Total assets from discontinued operations	$28,469	$130,773	$236,279	$595,879

Accrued liabilities and other current liabilities	$1,893,269	$130,773	$1,765,313	$145,879
	-	-	-	-
	1,893,269	130,773	1,765,313	145,879
	-	-	-	-
Total liabilities associated with discontinued operations	$1,893,269	$130,773	$1,765,313	$145,879

	$(1,864,800)	$-	$(1,529,034)	$450,000

Note 3.    Property and Equipment

Property and equipment consist of the following at June 30, 2011:

	IFC	Morris	Smith	Cross Creek	Consolidated
Land, Buildings and leasehold Improvements	$-	$1,969	$443,266	$483,859	$929,095
Tractors and Trailers	1,516,246	5,619,954	3,891,646	9,333,780	20,361,626
Vehicles	46,472	64,280	114,406	144,437	369,595
Furniture, Fixtures and Equipment	68,610	225,485	298,566	200,362	793,023
Less: accumulated depreciation	(799,788)	(3,458,411)	(3,829,904)	(256,843)	(8,344,946)
Total	$831,540	$2,453,277	$917,980	$9,905,595	$14,108,393

Depreciation expense totaled $599,346 for the three months ended June 30, 2011.

Property and equipment consist of the following at March 31, 2011:

	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$809,266	$811,235
Tractors and Trailers	-	5,498,173	5,144,477	10,642,650
Vehicles	46,472	64,280	114,406	225,158
Furniture, Fixtures and Equipment	68,610	221,828	298,566	589,004
Less: accumulated depreciation	(27,792)	(3,529,092)	(4,570,095)	(8,126,979)
Total	$87,290	$2,257,158	$1,796,620	$4,141,068

Depreciation expense totaled $344,045 for the three months ended June 30, 2010.

Note 4.    Intangible Assets

The Company purchased the stock of Morris and Smith in 2008, which resulted in the recognition of intangible assets.  These intangible assets include the “employment and non-compete agreements” which are critical to the Company because of the management team’s business intelligence and customer relationship value which is required to execute the Company’s business plan.  The intangibles also include their “company operating authority” and “customer lists.”  In April, 2011 additional intangibles were recognized when the Company purchased the stock of Cross Creek.

The Company operating authorities are tied to their motor carrier numbers that are issued and monitored by the U.S. Department of Transportation (FDOT).  The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the company’s insurance costs, one of the most significant expenditures for freight companies. Morris and Smith and Cross Creek have the DOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  The customer lists adds value to the Company by providing an established cliental with established rates as well as predictable freight volume. A detailed review of the Cross Creek intangibles is in process.

These intangible are as follows:

	June 30, 2011	March 31, 2011
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	891,958	891,958
Newly acquired (April 2011) identified intangibles	1,910,112	-
Total intangible assets	3,845,363	1,935,251
Less: accumulated amortization	(2,322,736)	(1,666,466)
Intangible assets, net	$1,522,627	$268,785

In addition, when the Company originally purchased Triple C (see Notes 2 and 11) $466,424 of identified intangible assets were recognized.  However, when the Company rescinded the Triple C purchase and reported Triple C as a “discontinued operation” previously identified intangible assets of Triple C were reported as impaired.

Amortization expense totaled $661,989 for the three months ended June 30, 2011, including $495,000 for the newly identified Cross Creek intangibles. Amortization expense for the three months ended June 30, 2010 was $174,228, including $12,957 applicable to discontinued operations.

Note 5.    Line of Credit

Morris Revolving Credit

At June 31, 2011 and March 31, 2011, Morris has $1,018,565 and $895,153 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due August 27, 2012.  The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

Cross Creek Line of Credit

At June 30 2011, Cross Creek has $1,457,778 outstanding under a line of credit agreement that allows it to borrow up to a total of $1,800,000. The line of credit is secured by accounts receivable and is due March 28, 2013.  The applicable interest rate under this agreement is based on the Prime Rate, plus 2.0% with a floor of 6.0%.

Note 6.     Notes Payable

Notes payable owed by Morris consisted of the following:

	June 30, 2011	March 31, 2011

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$1,022,755	$1,191,577

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	929,964	450,942

Note payable to Chrysler Credit, payable in monthly installments of $5,687 including interest, through November 2011, with interest at 6.9%, secured by equipment	-	50,298

Note payable to Wells Fargo Bank, payable in monthly installments of $4,271 including interest, through October 2011, with interest at 6.59%, secured by equipment	83,958	92,606

Totals	$2,036,677	$1,785,423

Notes payable owed by Smith consisted of the following:

	June 30, 2011	March 31, 2011

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$1,704,115	$1,803,578

Notes payable to bank, payable in monthly instaments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,518,220	1,530,191

Note payable to Platte Valley National Bank, payable in monthly installments of $1,471 with interest, through May 2011, with interest at 6.75%, collateralized by vehicle.	15,630	19,689

Note payable to Floyds, payable in monthly installments of $2,084, through November 2012, with interest at 8%, secured by a vehicle.	31,293	37,062

Note payable to Nissan Motors, payable in monthly installments of $505 including interest, through June 2011, with interest at 5.6%, secured by a vehicle.	-	1,225

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	28,730	30,113

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	682,000	686,999
Total	$3,979,988	$4,108,857

Notes payable owed by Cross Creek consisted of the following:

	June 30, 2011	March 31, 2011

Notes payable to All Points Capital, payable in monthly installments ranging from $1,495 to $9,912 including interest, through December 2012, with interest rates ranging from 5.84% to 8.45%, secured by equipment	$234,575	$-

Notes payable to Edison Financial, payable in monthly installments ranging from $2,058 to $11,411 including interest, through April 2014, with interest rates ranging from 8.09% to 11.50%, secured by equipment	363,366

Notes payable to FCC Equipment Financing, payable in monthly installments ranging from $654 to $17,078 including interest, through April 2014, with interest rates ranging from 6.43% to 8.69%, secured by equipment	1,343,511	-

Notes payable to GE Capital, payable in monthly installments ranging from $1,885 to $14,476 including interest, through May 2014, with interest rates ranging from 6.90% to 8.74%, secured by equipment	741,825	-

Note payable to Zion Credit Corporation, payable in monthly installments of $16,789 including interest, through March 2012, with interest at 7.35%, secured by equipment	146,574	-

Note payable to Capital One Bank, payable in monthly installments of $7,406 including interest, through September 2014, with interest at 5.65%, secured by equipment	263,293	-

Note payable to Transportation Alliance Bank, payable in monthly installments of $17,353 including interest, through August 2011, with interest at 12.75%, secured by equipment	34,327	-

Notes payable to Double Dee Finance, payable in monthly installments ranging from $1,615 to $7,760 including interest, through May 2013, with interest rates ranging from 10.00% to 12.00%, secured by equipment	244,594	-

Notes payable to Ford Motor Credit, payable in monthly installments ranging from $434 to $946 including interest, through July 2015, with interest rates ranging from 0.00% to 9.15%, secured by vehicles	120,572

Notes payable to Daimler Chrysler Financial, payable in monthly installments ranging from $2,264 to $15,529 including interest, through January 2014, with interest rates ranging from 5.26% to 8.12%, secured by equipment	1,641,726	-

Notes payable to Cascade Sierra Solutions, payable in monthly installments currently totaling $8,010 including interest, through January 2015, with interest rates ranging from 5.01% to 7.50%, secured by equipment	216,134	-

Total	$5,350,497	$-

Notes payable owed by IFC consisted of the following:

	June 30, 2011	March 31, 2011

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	1,160,476	1,160,476

Note payable to Ford Credit, payable in monthly installments of $885 including interest, through Octber 2013, with interest at 16.84% , collateralized by a truck, used by an executive.	22,847	25,141

Note payable to Ally, payable in monthly installments of $715 including interest, through October 2016, with interest at 7.74%, collateralized by a truck, used by former executive.	37,417	38,821

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.	45,115	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, through March 2012 and a final payment of $222,640 on June 39, 2012, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock	391,500	-

Less: unamortized discount on notes payable	(122,063)	(219,480)

Totals	$1,535,292	$1,050,073

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

Summary of notes payable:

	IFC	Morris	Smith	Cross Creek	Total

Current portion of notes payable	$1,535,292	$1,038,157	$590,309	$3,467,639	$6,631,397

Notes payable, net of current portion	-	998,520	3,389,679	1,882,858	6,271,057

Total as of June 30, 2011	$1,535,292	$2,036,677	$3,979,988	$5,350,497	$12,902,454

Current portion of notes payable	$1,001,284	$1,115,818	$592,009	$-	$2,709,111

Notes payable, net of current portion	48,789	669,605	3,516,848	-	4,235,242

Total as of March 31, 2011	$1,050,073	$1,785,423	$4,108,857	$-	$6,944,353

During the three months ended June 30, 2011, the Company entered into  convertible notes (the “Agreements”) with an investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $33,750 (the “Convertible notes”). The convertible notes bear interest at 15% and maturity dates of nine months from the date of issuance. The convertible notes are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to $0.30.

The conversion price of the convertible note is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

As a result of the convertible note, the Company has determined that the conversion feature of the convertible notes and the warrants issued with the convertible debentures are embedded derivative instruments pursuant to ASC 815-40-05 “Derivatives and Hedging-Contracts in Entity’s Own Equity” and ASC 815-10-05 “Derivatives and Hedging – Overall,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.

The fair value of the derivative liability at June 30, 2011 and March 31, 2011 was $332,288 and $513,471 respectively and are reflected on the Consolidated Balance Sheets.  During the three months ended June 30, 2011 the change in fair value of $181,183 was comprised of $208,000of stock issued in payment of previously described “full ratchet” provisions and offset by $26,817 as change in fair value reflected on the Consolidated Statements of Operations.

Note 7.     Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:

	June 30, 2011	March 31, 2011

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$596,694	$562,944

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 15, 2011.	210,000	210,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Triple C, payment due November 10, 2010. The Company is currently in negotiations to extend maturity.	150,000	150,000

Note payable to shareholder, with interest at 8.5%, due on demand.	275,138	328,138

Note payable to shareholder, with interest at 8.0%, due on demand.	40,000	40,000

Note payable to shareholder, with interest at 5.0%, due on June 1, 2011.	-	9,900

Note payable to related party, from acquisition described in note 11, to previous owners of Cross Creek, with interest at 5.0%, principal and interest due on March 31, 2019.	3,800,000	-

Note payable to related party, with interest at 10.0%, due on November 10, 2011.	52,000	-
	$5,123,832	$1,300,982

Note 8.    Income Taxes

At June 30, 2011, the Company estimated that it had approximately $28,000,000 of net operating loss carry forwards, which if unused will expire through 2031. Of the $28 million, approximately $20.8 million is subject to limitations under IRC Section 382 due to owner shifts during the period.

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

Note 9.    Shareholders’ Deficit

Common Stock

2011

For the three months ended June 30, 2011, the Company issued 2,500,000 shares of common stock for the acquisition of Cross Creek Trucking Inc.  The stock was valued at $0.40 per share, its fair market value at the date of issuance.

For the three months ended June 30, 2011, the Company issued 1,976,206 shares of common stock to various holders for services provided to the Company.  The stock was valued between $0.275 and $0.40 per share, its fair market value at the date of issuance.

For the three months ended June 30, 2011, the Company issued 616,000 shares of common stock to various debt holders as an equity inducement.  The stock was valued at $0.32 per share, its fair market value at the date of issuance.

For the three months ended June 30, 2011, the Company issued 650,000 shares of common stock to various holders as a result of a ratchet provision in their debt agreement, which enabled the holders to benefit from any deal done after their investment that had better terms.  The stock was valued at $0.32 per share, its fair market value at the date of issuance.

For the three months ended June 30, 2011, the Company issued 325,000 shares of common stock as a result of an exercise of stock purchase warrants.  The stock was converted at $0.10 per share.

2010

For the three months ended, June 30, 2010, the Company issued 2,042 shares of common stock as compensation under contract.  The stock was valued at $0.49 per share, its fair market value at the date of issuance.

Warrants to Purchase Common Stock

2011

For the three months ended June 30, 2011, the Company issued 300,000 common stock purchase warrants, at an exercise price of $0.40, an expiration of 6 years, relating to a maturity extension of a convertible note.

For the three months ended June 30, 2011, the Company issued 1,500,000 common stock purchase warrants, at an exercise price ranging from $0.50 to $3.00, an expiration of 3 years, relating to acquisition of Cross Creek.

For the three months ended June 30, 2011, the Company issued 400,000 common stock purchase warrants, at an exercise price of $0.40, an expiration of 3 years, relating to a services rendered.

For the three months ended June 30, 2011, the Company issued 116,000 common stock purchase warrants, at an exercise price of $0.40, an expiration of 5 years, relating to the issuance of debt obligations.

2010

For the three months ended June 30, 2010, the Company issued 318,500 common stock purchase warrants to various holders, at an exercise price ranging from $0.40 to $0.50, with a termination period from 3 to 5 years, relating to the issuance of debt obligations.

For the three months ended June 30, 2010, the Company issued 620,883 common stock purchase warrants, with an exercise price of $0.30, an expiration of 5 years, relating to services provided to the Company.

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.27- 2.19%
Dividend yield	0.00%
Volatility factor	172%
Expected life	3-5 years

The relative fair value of the warrants issued for the year ended June 30, 2011, calculated in accordance with ASC 470-20, Debt with Conversion and Other Options; totaled $620,880.  The relative fair value of the warrants issued for the year ended March 31, 2011, totaled $219,480. The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable.  The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

AA summary of the grant activity for the year ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average
	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, March 31, 2011	12,403,890	0.35	3 years
Granted	2,316,000	0.62	3 years
Exercised	325,000	0.10	N/A
Expired/Cancelled	-	-	N/A

Balance, June 30, 2011	14,394,890	$0.49	3 years

As of June 30, 2011 and March 31, 2011, the number of warrants that were currently vested and expected to become vested was 14,394,890 and 12,403,890, respectively.

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

Purchase Commitments

The Company’s purchase commitments for revenue equipment are always under negotiation and review. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $1MM to $3MM and are expected to be financed over an average of 4 to 7 years.

Litigation

The following table provides information about the litigation in which we are now engaged.  This litigation has arisen from our acquisition of Triple C Transport.

Plaintiff Name	Defendant Name	Case No.	Court	Basis of Claim and Amount
People's United Equipment Finance Corp.	Triple C Transport, Inc.	4:11-cv-00264	U.S. District Court Southern District of Texas	Triple C’s guaranty of its lessor’s equipment financing $3,603,716
Craig Carrier Corp., LLC and	Triple C Transport* and Integrated Freight Corporation	10-43798-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease$9,309,476
White Farms Trucking, Inc.	Triple C Transport* and Integrated Freight Corporation	10-43797-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease $9,309,476
Hilda L. Solis, Secretary of Labor	Triple C Transport*, et al.	A11-4049-TJM	U.S. Bankruptcy Court District of Nebraska	Claim for unpaid wages $39,201
Integrated Freight Corporation	Craig White and Vonnie White	11-248	District Court Douglas, Nebraska	Rescission of Stock Exchange Agreement and unspecified damages.
C&V LLC	Triple C Transport, Inc.	11-316	District Court Douglas, Nebraska	Real estate lease payments $178,972
Weiss, as receiver for the Nutmeg/Fortuna Fund	Integrated Freight Corporation	11-CV-03130	U.S. District Court Northern District of Illinois	Collection $167,000

Steven E. Lusty	Plangraphics - Integrated Freight Corporation	2011-002523-NC	12th Circuit Sarasota County, Florida	Breach of contract and unspecified damages
________________

*Defense of Triple C Transport has been tendered to Craig White and Vonnie White.

All of the litigation identified above includes claims for interest and attorney’s fees.

Craig Carrier, White Farms Trucking and C&V are entities owned and controlled by Mr. and Mrs. White, from whom IFC acquired Triple C Transport.  The operations of Triple C Transport have been discontinued and it has no assets.  One or more judgments against Triple C Transport would be booked as a liability on our consolidated balance sheet even though the Company would have no liability to pay any such judgment.  The Company would have exposure to direct liability only in the above listed cases in which the Company is a named defendant.  If the action for rescission of the Stock Exchange Agreement is successful, of which we have no assurance, pursuant to which we acquired Triple C Transport from Mr. and Mrs. White, then the Company would not expect to book any liability for Triple C Transport’s litigation losses, or to incur any direct liability with respect to the Company’s guaranty of Triple C Transport’s leases to the entities owned and controlled by Mr. and Mrs. White or to incur liability for alleged damages in unspecified amounts.  The Company intends to aggressively pursue its case for rescission of the Company’s acquisition of Triple C Transport and for damages against Mr. and Mrs. White, based on fraud, breach of material representations and warranties and gross and intentional mismanagement of Triple C Transport.

The suite by Nutmeg/Fortuna Fund is for collection on a promissory note that Original Integrated Freight issued in purchase of our preferred stock from the plaintiff in a transaction in which Original Integrated Freight acquired control of us.  The Company will endeavor to negotiate a settlement of this litigation or the purchase of the note from the plaintiff by another party who will restructure the note.

The Company’s ability to aggressively defend and to prosecute the litigation described in the preceding table will depend on our ability to fund legal fees and related costs of litigation.

The Company expects to be engaged in litigation from time to time in the normal course of our business as a motor freight carrier. Claims for worker’s compensation, auto accident, general liability and cargo and property damage are routine occurrences in the motor transportation industry. The Company has programs and policies which are designed to minimize the events that result in such claims. The Company maintains insurance against workers’ compensation, auto liability, general liability, cargo and property damage claims. The Company is responsible for deductible amounts up to $3,000 per accident. The Company periodically evaluate and adjust our insurance and claims reserves to reflect our experience. Our workers’ compensation claims are entirely covered by our insurance. Insurance carriers have raised premiums for many businesses, including truck transportation companies. As a result, our insurance and claims expense could increase, or the Company could raise our deductible when our policies are renewed. The Company believes that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurable costs.

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

Note 12.    Business Combinations

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

However, because of events during the past several months (as fully described in Note 2) the Company fully impaired the $466,424 of intangible assets, is attempting to rescind the Triple C purchase and reported Triple C as a “discontinued operation”.

Cross Creek Trucking Incorporated

On April 1, 2011, the Company acquired 100% of the common stock of Cross Creek Trucking, Inc. (Cross Creek), an Oregon-based motorized freight business, under the terms of a Stock exchange Agreement.  The accounting date of the acquisition was April 1, 2011 and the transaction was accounted for under the purchase method in accordance with ASC 805.  Cross Creek’s results of operations have been included in our consolidated financial statements since the date of acquisition.  Identified intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $1,910,112.  The weighted average amortization period is under study during the measurement period.

The aggregate purchase price was $6,515,000, including 2,500,000 shares of the Company’s common stock valued at $0.40 per share.  Transaction costs of $795,000 were expensed in accordance with ASC 805 and included on the Statement of Operations

Below is a summary of the total purchase price:

Gross Purchase Price	$6,515,000.0
Indebtedness for Transaction costs	$575,000.0
Net Purchase Price to Cross Creek Trucking, Inc.	$5,940,000.0

Accounts Receivables	$2,095,094.0
Prepaid expenses and other assets	$60,631.0
Property and Equipment	$10,174,097.0
Other Assets	$31,416.0

Total Assets Acquired	$12,361,238.0

Accounts Payable	$746,564.0
Accrued expenses and other liabilities	$709,164.0
Line of Credit	$916,005.0
Notes Payable	$5,990,823.0

Total Liabilities Assumed	$8,362,556.0

Net Assets Acquired	$3,998,682.0

Net intangible assets	$1,941,318.0

See Note 9 for description of warrants.

The following table represents the initial purchase price allocation to the estimated fair value of the assets Acquired and liabilities assumed:

Accounts receivables	$2,095,094
Prepaid expenses and other assets	60,631
Property and equipment	10,174,097
Other assets	31,416

Total Assets acquired	$12,361,238
Accounts Payable	$746,564
Accrued expenses and other liabilities	709,194
Line of Credit	916,005
Notes Payable	5,878,463
Total liabilities assumed	$8,250,226
Net Assets acquired	$4,111,012

Pro forma results

If the Company had purchased Cross Creek as of April 1, 2010, the results of operations for the three months ended June 30, 2010 would be as follow:

	IFC	Morris	Smith	Cross Creek	Total
Revenue	$-	$2,982,581	$1,798,467	$7,117,741 $	11,898,789
Operating Expenses
Rents and transportation	-	447,813	638,027	480,134	1,565,974
Wages, salaries & benefits	108,987	797,813	419,099	2,467,901	3,793,800
Fuel and fuel taxes	-	1,091,907	366,644	2,247,690	3,706,241
Other operating expenses	450,004	401,168	374,835	1,859,612	3,085,619
Total Operating Expenses	558,991	2,738,701	1,798,605	7,055,337	12,151,634
Other Expenses (Income)	78,129	(10,983)	5,357	(425)	72,078
Net income (loss) before minority i	(637,120)	254,863	(5,495)	62,829	(324,923)
Minority interest share of
subsidiary net income	-	-	5,691	-	5,691
Net loss	$(637,120)	$254,863	$196	$62,829 $	(319,232)

The Company incurred transaction costs of $795,000 and, losses from discontinued operations of  $2,348  which are not reflected in the above amounts for the quarter ended June 30, 2010.

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

However, because of events during the past several months (as fully described in Note 2) the Company fully impaired the $466,424 intangible assets, rescinded the Triple C purchase and reported Triple C as a “discontinued operation”.

Note 13.  Business Segment Information

The Company follows the provisions of ASC 280, Segment Reporting, which established standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which financial information is available that is evaluated regularly by the chief operating decision makers(s) in deciding how to allocate resources and in assessing performance.  In the past, the Company operated its subsidiaries (Morris Transportation and Smith Systems) as independent companies under separate management of their respective founders. Management of the Company makes decisions about allocating resources based on these operating segments. Since April, 1, 2011 the Company now operates all subsidiaries (including Morris Transportation and Smith Systems) under the same operating manager. The following tables depict the information expected by ASC 280:

	Revenue	Net Income (Loss)	Total Assets
Three Months Ended
June 30, 2011
IFC	$-	$(3,049,064)	$1,864,204
Morris	3,011,950	140,514	4,037,856
Smith	2,157,946	13,235	2,494,635
IF Services	271,784	13,972	21,901
Cross Creek	7,594,399	13,575	13,030,160
	$13,036,079	$(2,867,768)	$21,448,756

June 30, 2010
IFC	$-	$(584,448)	$568,737
Morris	2,982,581	254,863	4,375,402
Smith	1,798,467	197	2,866,433
	$4,781,048	$(329,388)	$7,810,572

Note 14. Subsequent Events

In July 2011, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 8% Convertible Note for $103,500.  The Note is due April 11, 2012 and has various prepayment, share conversion, share reservation, and penalty interest provisions.  The proceeds were used for general corporate purposes.

In August 2011, the Company entered into two Promissory Notes for $200,000 each or an aggregate of $400,000.  The Notes are due within 90 days together with simple interest of 5% per month.  The proceeds were used for general corporate purposes.

Management has evaluated events and transactions that occurred subsequent to June 30, 2011, through August 22, 2011, the date at which the consolidated financial statements were available to be issued.  Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the consolidated financial statements.

See Note 10 – Litigation – for Summary of recent legal activity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following analysis of our consolidated financial condition and results of operations for the three months ended June 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

Overview

The main factors that traditionally affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. We have also begun to use the brokerage of vehicles owned by other companies to fulfill excess demand from our customer base.

Three months ended June 30, 2011 Compared to the Three Months Ended June30, 2010

The following table presents and compares the results of our operations for the three months ending June 30, 2011 and 2010.  We began operations at  Integrated Freight Services, Inc.  our brokerage operation and purchased our Cross Creek Trucking, Inc.  subsidiary  April 1, 2011.  In reading this information, we encourage you to consider the differential in the periods being compared.

	Three Months Ended			%
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)

Revenue	$13,036,079	$4,781,048	$8,255,031	172.7%

Operating Expenses
Rents and transportation	2,029,481	1,035,787	993,694	95.9%
Wages, salaries and benefits	4,015,553	1,325,899	2,689,654	202.9%
Fuel and fuel taxes	4,923,539	1,458,551	3,464,988	237.6%
Depreciation and amortization	1,261,335	518,274	743,061	143.4%
Insurance and claims	279,572	191,621	87,951	45.9%
Operating taxes and licenses	418,403	40,903	377,500	922.9%
General and administrative	1,919,862	475,207	1,444,655	304.0%
Total Operating Expenses	14,847,745	5,046,242	9,801,503	194.2%

Loss from continuing operations	(1,811,666)	(265,194)	(1,546,472)	583.1%

(Loss)/Gain from discontinued operations	(420,756)	2,348	(423,104)	100.6%

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liabilit	(26,817)	-	(26,817)	100.0%
Interest	(797,003)	(143,659)	(653,344)	454.8%
Interest - related parties	(19,848)	(39,898)	20,050	-50.3%
Other income (expense)	198,879	111,054	87,825	79.1%
Total Other Income (Expense)	(644,789)	(72,503)	(572,286)	789.3%
Net loss before noncontrolling interest	(2,877,211)	(335,349)	(2,541,862)	758.0%
Noncontrolling interest share of subsidiary net incom	9,443	5,961	3,482	58.4%
Net loss	$(2,867,768)	$(329,388)	$(2,538,380)	770.6%

Revenues

For the three months ended June 30, 2011, we reported revenues of $13,036,079  as compared to revenues of $4,781,048 for the three months ended June 30,2011 an increase of $8,255,031 or approximately 172.7%.  The increase is due to three primary factors: the acquisition of Cross Creek Trucking, Inc. on April 1, 2011, the effect of the brokerage operation, and the increase in freight revenue in correlation to the US economy.

 Seasonality

Typically, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. Harvests also create additional demand for our refrigerated trucks.  For the reasons stated, our fiscal first and second quarter results have historically has been higher than results in each of the other two  quarters of the fiscal year excluding charges.  Our equipment utilization typically improves substantially fiscal third  and fourth quarters of each fiscal year because of the trucking industry's seasonal shortage of equipment on traffic related to produce and because of general increases in shipping demand during those months.

Total Operating Expenses

Our total operating expenses increased approximately 194.2% to $14,847,745 for the three months ended June 30, 2011 as compared to $5,046,242 for the three months ended June 30,2010. The principle reason for the percentage increase is the same reasons cited above for revenue, plus additional transaction costs in the Cross Creek Trucking, Inc. acquisition that were charged to general and administrative expenses. The main components of operating expense include:

Rents and Transportation.  For the three months ended  June 30, 2011, rents and transportation costs were $2,029,481 as compared to $1,035,787 for the three months ended June 30,2011, an increase of $993,694 or 95.9%.  The increase was due to the acquisition of Cross Creek Trucking, Inc.

Wages, salaries and benefits.  For the three months ended June 30, 2011, wages, salaries and benefits costs were $4,015,553 as compared to $1,325,899 for the three months ended June 30,2010, an increase of $2,689,654 or 202.9%. The increase was due to the acquisition of Cross Creek Trucking, Inc.

Fuel and fuel taxes.  For the three months ended  June 30, 2011, fuel and fuel taxes costs were $4,923,539  as compared to $1,458,551 for the three months ended June 30, 2010, an increase of $3,464,988 or 237.6%.  A correlating fuel price instability is a contributing factor in these increases, along with the acquisition of Cross Creek Trucking, Inc.

Depreciation and amortization. For the three months ended  June 30, 2011, depreciation and amortization costs were $1,261,335  as compared to $518,274 for the three months ended June 30, 2011, an increase of $743,061 or 143.4%. The increase was due to the acquisition of Cross Creek Trucking, Inc.

Insurance claims.  For the three months ended June 30, 2011, insurance claims costs were $279,572  as compared to $191,621 for the three months ended June 30, 2010, an increase of $87,951 or 45.9%. The increase was due to the acquisition of Cross Creek Trucking, Inc.

Operating taxes and licenses.  For the three months ended  June 30, 2011, operating taxes and licenses costs were $418,403  as compared to $40,903 for the three months ended June 30, 2010, an increase of $377,500  or 922.9%. The increase was due to the acquisition of Cross Creek Trucking, Inc.

General and administrative expenses.   For the three months ended June 30, 2011, general and administrative expenses costs were $1,919,862  as compared to $475,207 for the three months ended June 30, 2010,  an increase of $1,444,655 or 304.0%. The increase was due to the acquisition of Cross Creek Trucking, Inc. and included $795,000 of transactions costs related to the acquisition.

Our large expenses, for example truck lease and financing costs, are fixed.  Our driver payroll tends to fluctuate with the freight shipped;  however, we do have fixed payroll expenses for the office, management and the shop that do not increase in correlation to the increase on freight income.  For us to achieve success, in addition to the cost cutting measures we are initiating in areas  such as insurance, we will need to pass through more of our fuel costs increases to our customers either in the form of surcharges or rate increases for this to occur.

Loss from Continuing Operations

We reported a loss from continuing operations of $1,811,666 for the fiscal quarter ended June 30, 2011 as compared to a loss from operations of $265,194 for the fiscal quarter  ended June 30, 2011, an increase of $1,546,472  or 583.1%.  The increase was due to the acquisition of Cross Creek Trucking, Inc. and included $795,000 of transactions costs related to the acquisition and the fuel cost situation described above.

Discontinued Operations - Triple C Transport

As more fully discussed in Note 2 to our consolidated financial statements, we shut down Triple C Transport’s operations due to the loss of the tractor and trailer fleet it was leasing from the former owners.  As was our practice with previous acquisitions, the former owners continued to manage the day to day operations of Triple C Transport and it was leasing approximately ninety-one power units and ninety-nine trailers from companies owned by the former owners for payments equal to the payment those companies were making on their financing agreements for that equipment, which was approximately $ 300,000 a month. During the latter part of October, 2010, the former owners of Triple C Transport notified us in writing that entities controlled by them and receiving lease payments from Triple C Transport were having difficulty servicing the debt of the related entities.  Two of those entities White Farms Trucking, Inc. (“WFT”) and Craig Carrier Corporation, LLC (“CCC”) ultimately filed Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Nebraska, on December 21, 2010 which have been assigned case numbers 10-43797 and 10-43798.

On May 2, 2011, we filed a complaint against Craig White and Vonnie White in the District Court for Douglas County, Nebraska and served notice on the defendants pursuant to the Stock Purchase Agreement under which we acquired Triple C Transport from the defendants on or about May 14, 2011.  In the complaint, we ask the court to rescind the Stock Purchase Agreement, alleging multiple, material breaches of representations and warranties which individually and in the aggregate constitute fraud upon us.  We are also seeking damages in unspecified amounts.  We intend to pursue this litigation aggressively.  Because of actions taken by the defendants subsequent to closing of our acquisition, undisclosed liabilities of Triple C Transport, breaches of the defendants’ representations and warranties, and the bankruptcies of entities they control and which were Triple C Transport’s equipment lessors, we believe that rescission will not have a materially negative impact on our financial performance going forward; even though we will not enjoy the benefits of the acquisition which we expected at the time of the transaction but which do not seem now available in fiscal year 2012 in view of the fact that Triple C Transport has lost its licenses to operate based on actions by Mr. and Mrs. White and other entities they control both before and after the closing of the transaction.

We incurred cumulative losses of $1,949,789, including $420,756 for the quarter ending June 30, 2011, associated with this transaction and have reserved $1,893,269 to cover any liabilities incurred in relation to it. The ultimate disposition of these liabilities and losses hinge with the results of the litigation, which we cannot estimate an outcome of at this time.

Other Income (Expenses)

We reported total other expense of $644,789  for the fiscal quarter ended June 30, 2011 as compared to total other expenses of  $72,503 for the fiscal quarter ended June 30, 2010, an increase  of  $572,786 or 789.3%.  While interest expense continues to increase due to a greater debt level, other income increased during the period.  Other income and expense reflects interests costs (net of interest income), including derivatives, as discussed below.

Interest expense for the fiscal quarter ended June 30, 2011 was $816,851 compared to $183,557 for the fiscal quarter ended June 30, 2010,  an increase of 633,294. This was due to greater debt levels, default interest on past due notes, acquisition indebtedness for Cross Creek Trucking, Inc., increases from the acquisition of Cross Creek Trucking, Inc.  and expenses incurred to renegotiate and extend existing debt.

We had interest costs related derivative expense of $26,817_on the sale of convertible notes for the fiscal quarter ended June 30, 2011 compared to $-0- for the fiscal quarter ended June 30, 2010, when we sold no significant such  convertible notes.

Segments

Morris Transportation

For the fiscal quarter ended June 30, 2011, Morris Transportation had revenues of $3,011,950 compared with revenues of $2,982,581 for the fiscal quarter ended June 30, 2010, an increase of $29,369 or 1.0%.  This increase is primarily due to a general improvement in the trucking industry.

For the fiscal quarter ended June 30, 2011, Morris Transportation had net income of $140,514 compared with net income of $254,863 for the fiscal quarter ended June 30, 2010.  The decrease in net income is due to the increase in fuel costs, net of surcharge.

Total assets at June 30, 2011, were $4,037,856, as compared to total assets of $4,375,402  at of June 30, 2010.  This decrease is primarily due to the sale of several tractors and continued depreciation of other existing equipment.

Smith Systems Transportation

For the fiscal quarter ended June 30, 2011, Smith Systems Transportation had revenues of $2,157,946 compared with revenues of $1,798,467 for the fiscal quarter ended June 30, 2010.  This increase is primarily due to a general improvement in the trucking industry, particularly in the part of the country (Nebraska, Wyoming, and surrounding states) where Smith Systems Transportation operates.

For the fiscal quarter ended June 30, 2011, Smith Systems Transportation had net income of $13,234 compared with a net income of $197 for the fiscal quarter ended June 30, 2010, an improvement of $13,037.  This increase is primarily due to a general sales increase and successful cost reduction programs.

Total assets at June 30, 2011, totaled $2,494,635, as compared to total assets of $2,866,433  at June 30, 2010, a decrease of $371,798, due to equipment disposals.

Cross Creek Trucking, Inc.

We acquired Cross Creek Trucking, Inc. on April 1, 2011, so the results of operations for the quarter ending June 30, 2010, are not included in our results of operations.

For the fiscal quarter ended June 30, 2011, Cross Creek Transportation had revenues of $7,594,399 compared with revenues of $7,117,741 for the fiscal quarter ended June 30, 2010, an increase of $476,658 or 6.7%.  This increase is primarily due to business that was added from other sectors of the Company s a result of the acquisition.

For the fiscal quarter ended June 30, 2011, Cross Creek Transportation had net income of $13,575 compared with net income of $62,829  for the fiscal quarter ended June 30, 2010.  The decrease in net income is due to the increase in fuel costs, net of surcharge.

Integrated Freight Services

We began our brokerage operations for Integrated Freight Services on April 1, 2011 from unfulfilled business opportunities we had in the remainder of the  Company. There are no prior period results to compare to.

For the fiscal quarter ended June 30, 2011, Integrated Freight Services had revenues of $271,784 . For the fiscal quarter ended June 30, 2011, Integrated Freight Services had net income of $13,972. Total assets at June 30, 2011, totaled $21,901.

Net Loss

In spite of income at each of our operating units, we reported a net loss of $2,867,768  for the fiscal quarter ended June 30, 2010 as compared to a net loss of $329,388 for the fiscal quarter ended June 30, 2010. The increase in loss, all at the IFC corporate level, was a result of the costs of the Triple C discontinued operation, acquisition costs and amortization expense from acquisitions  and increased interest and derivative expense and other costs associated with raising capital. The derivative losses resulted from our sale of convertible debentures, as explained in Notes 6 and 9 of the financial statements.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  In addition to the cash flows discussed below, the Company issued approximately $5,000,000 of debt and $1,440,000 of stock and warrants to acquire Cross Creek Trucking, Inc.

Cash Flows and Working Capital

Our cash flow from operations is insufficient to meet current obligations. In fiscal quarter June 30, 2011, we relied upon additional investment through debt in order to fund our  operations. We anticipate the need to raise significant amounts of capital in order to fund our  operations in the next fiscal quarter.

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. At June 30, 2011, we had $131,386 in cash and cash equivalents. We had receivables, net of allowances, of $5,042,981 and our current liabilities were $15,398,894.

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

We have significant capital expenditures, although leasing and brokerage operations can reduce our equipment cost when justified by the level of sales.

Operating Activities

Net cash used in operating activities was $130,519 for the three months ended June 30,2011 as compared to net cash provided by  operating activities of $109,430 for the three months ended June 30, 2010. For the three months ended June 30, 2011, the Company had a net loss of $2,877,211, along with non-cash items such as depreciation and amortization expense of $1,261,335, share-based compensation and interest expense of $908,500, minority interest in earnings of a subsidiary of $9,443, changes in discontinued assets and liabilities of $335,765 and changes in operating assets and liabilities of $284,601. During the three months ended June 30, 2010 the Company experienced a net loss of $329,658, along with non-cash items such as depreciation and amortization expense of $518,273, offset by changes in assets and liabilities of $74,494.

Investing Activities

We did not expend or generate any cash from investing activities for the fiscal quarter ended June 30, 2011 as compared to $106,674 of net cash used in investing activities for the fiscal quarter ended June 30, 2011. During the fiscal quarter ended June 30, 2010, we used cash of $100,000 for the purchase of Triple C Transport. We also purchased equipment for $6,674. We were able to acquire Cross Creek Trucking, Inc. entirely through Notes, stocks, and warrants.

Financing Activities

Net cash provided by financing activities for the fiscal quarter ended June 30, 2011, was $207,747,  as compared to net cash provided of $74,870 for the fiscal quarter ended June 30, 2010.  For the fiscal quarter ended June 30, 2011, net cash provided by financing activities related to proceeds received from notes payable of $837,193 which were funds received from various lenders, proceeds from the exercise of warrants  of $32,500, offset by repayments on notes payable of $661,946 which were to pay down the balances on various notes related to the trucks and trailers and other debts.  In the prior period there were proceeds from notes payable of $538,899 and repayment of notes payable of $464,029.

Outlook

Notwithstanding our operating losses in the comparative quarters covered by this report on Form 10-Q, the Company has experienced positive cash flows and improvements in our working capital positions at the subsidiary level during the quarter ended June 30, 2011 compared to the same quarter in 2010.  As the Company begins to consolidate the duplicated functions among our subsidiaries, which the Company has begun in the areas of insurance and fuel purchasing, the Company expects to achieve further savings which will be reflected in improved cash flows and working capital positions, and profitable operations of which there is no assurance.  The expenses associated with maintaining our reporting under the Securities Exchange Act, transaction costs and amortization, and interest costs and other costs associated with the raising of capital at the parent level have significantly contributed to our consolidated negative cash flow and working capital positions.  The Company does not expect a positive change in these factors until the Company completes additional acquisitions, if any, which will enable the Company to spread the parent’s expenses, associated with being a publicly traded and reporting company and costs of future acquisition over a larger revenue and cash flow base.

The Company believes that we are in a continuingly uncertain truckload freight market as the operating environment grew slightly positive during the quarter ended June 30, 2011.  The Company expects the trend to continue in future quarters.

Even though management is uncertain about the overall economic recovery, the transportation industry is generally cash lean with over-leveraged balance sheets. The Company intends to invest more heavily as demand for truckload services improves, including additional acquisitions. The Company believes we are well-positioned to grow our business as the recovery continues to develop.

The Company believes that our level of profitability, fleet renewal strategy, and use of independent contractors will enable us to eventually internally finance attractive levels of fleet growth when demand conditions are right. Based on our growing network, a history of low cost operations and anticipated access to capital resources, albeit often at high rates, we believe we have the competitive position and ability to perpetuate our model based on leading growth and profitability.

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

Property and Equipment

Property and equipment are entered at acquisition cost and depreciated on a straight-line basis over their anticipated life.  We estimate the salvage value of our equipment to be fifteen percent or less for tractors and trailers, if the equipment is kept in service for its entire useful life. This life expectancy is based upon our management’s past experience of operations. The useful life of a typical tractor is seven fiscal years and a typical trailer is nine fiscal years. Our structures are forty fiscal years and leasehold improvements are the lesser of the economic life of the leasehold improvements or the remaining life of the lease.

Cash Requirements

At August 18, 2011, we had a nominal balance in cash and cash equivalents. As discussed below, this amount and our current accounts receivable collections may be adequate to maintain our current level of operations  for  60  to 90 days, after which we would need additional capital or face a significant curtailment of operations.

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

Effect of Changes in Prices

Changes in prices in the past few fiscal years have not been a significant factor in the trucking industry. Prices to the end customer do vary with fuel prices, which are affected by means of a fuel surcharge that is set by the U S. Department of Energy and is common to all companies in the industry, although the ability to recover surcharges varies depending on the customer relationships. The surcharge may affect the industry and the economy as a whole but does not differentiate between companies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of June 30, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our Chief Executive Officer/Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, such disclosure controls and procedures were not effective.

The two primary reasons for management’s conclusions are:

Insufficient personnel to implement checks and balances; and
Decentralization of accounting functions in each subsidiary.

We began centralizing our accounting functions at the parent company level in April 2010 and we anticipate substantial completion by March 31 , 2012.

308T(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The following table provides information about the litigation in which we are now engaged.  This litigation has arisen from our acquisition of Triple C Transport.

Plaintiff Name	Defendant Name	Case No.	Court	Basis of Claim and Amount

People's United Equipment Finance Corp.	Triple C Transport, Inc.	4:11-cv-00264	U.S. District Court Southern District of Texas	Triple C’s guaranty of its lessor’s equipment financing $3,603,716

Craig Carrier Corp., LLC and	Triple C Transport* and Integrated Freight Corporation	10-43798-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease$9,309,476

White Farms Trucking, Inc.	Triple C Transport* and Integrated Freight Corporation	10-43797-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease $9,309,476

Hilda L. Solis, Secretary of Labor	Triple C Transport*, et al.	A11-4049-TJM	U.S. Bankruptcy Court District of Nebraska	Claim for unpaid wages $39,201

Integrated Freight Corporation	Craig White and Vonnie White	11-248	District Court Douglas, Nebraska	Rescission of Stock Exchange Agreement and unspecified damages.

C&V LLC	Triple C Transport, Inc.	11-316	District Court Douglas, Nebraska	Real estate lease payments $178,972

Weiss, as receiver for the Nutmeg/Fortuna Fund	Integrated Freight Corporation	11-CV-03130	U.S. District Court Northern District of Illinois	Collection $167,000

Steven E. Lusty	PlanGraphics - Integrated Freight Corporation	2011-002523-NC	12th Circuit Sarasota County, Florida	Breach of contract and unspecified damages
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as otherwise noted, all unregistered sales of equity securities through June 30, 2011 have been reported on current reports on Form 8-K.

On August 22, 2011, the Company agreed to issue 769,231 common shares to Paul Henley in payment of $100,000 of indebtedness owed to him.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to security holders for approval during the three month period ended June 30, 2011.

ITEM 5.   OTHER INFORMATION

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

Integrated Freight Corporation

Date: August 22, 2011

	By:	/s/ Paul A. Henley
Paul A. Henley, Chief Executive Officer
(Principal Executive and Principal Operating Officer)

	By:	/s/ Paul A. Henley
Paul A. Henley
(Principal Financial and Principal Accounting Officer)