Form 10-Q/A
period 2011-06-30
INTEGRATED FREIGHT Corp
filed 2011-09-14
CIK 783284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Accordingly, the Company has a $50,000 allowance for uncollectible accounts and revenue adjustments as of June 30, 2011 and March 31, 2011.

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

A company’s operating authorities is tied to itsmotor carrier number issued and monitored by the U.S. Department of Transportation (FDOT).  The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the company’s insurance costs, one of the most significant expenditures for freight companies. Morris and Smith and Cross Creek have the DOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  The customer lists adds value to the Company by providing an established cliental with established rates as well as predictable freight volume. A detailed review of the Cross Creek intangibles is in process.

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

Note 6.     Notes Payable

Notes payable owed by Morris consisted of the following:

	June 30, 2011	March 31, 2011

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$1,022,755	$1,191,577

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	929,964	450,942

Note payable to Chrysler Credit, payable in monthly installments of $5,687 including interest, through November 2011, with interest at 6.9%, secured by equipment	-	50,298

Note payable to Wells Fargo Bank, payable in monthly installments of $4,271 including interest, through October 2011, with interest at 6.59%, secured by equipment	83,958	92,606

Totals	$2,036,677	$1,785,423

Notes payable owed by Smith consisted of the following:

	June 30, 2011	March 31, 2011

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$1,704,115	$1,803,578

Notes payable to bank, payable in monthly instruments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,518,220	1,530,191

Note payable to Platte Valley National Bank, payable in monthly installments of $1,471 with interest, through May 2011, with interest at 6.75%, collateralized by vehicle.	15,630	19,689

Note payable to Floyds, payable in monthly installments of $2,084, through November 2012, with interest at 8%, secured by a vehicle.	31,293	37,062

Note payable to Nissan Motors, payable in monthly installments of $505 including interest, through June 2011, with interest at 5.6%, secured by a vehicle.	-	1,225

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	28,730	30,113

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	682,000	686,999
Total	$3,979,988	$4,108,857

Notes payable owed by Cross Creek consisted of the following:

	June 30, 2011	March 31, 2011

Notes payable to All Points Capital, payable in monthly installments ranging from $1,495 to $9,912 including interest, through December 2012, with interest rates ranging from 5.84% to 8.45%, secured by equipment	$234,575	$-

Notes payable to Edison Financial, payable in monthly installments ranging from $2,058 to $11,411 including interest, through April 2014, with interest rates ranging from 8.09% to 11.50%, secured by equipment	363,366

Notes payable to FCC Equipment Financing, payable in monthly installments ranging from $654 to $17,078 including interest, through April 2014, with interest rates ranging from 6.43% to 8.69%, secured by equipment	1,343,511	-

Notes payable to GE Capital, payable in monthly installments ranging from $1,885 to $14,476 including interest, through May 2014, with interest rates ranging from 6.90% to 8.74%, secured by equipment	741,825	-

Note payable to Zion Credit Corporation, payable in monthly installments of $16,789 including interest, through March 2012, with interest at 7.35%, secured by equipment	146,574	-

Note payable to Capital One Bank, payable in monthly installments of $7,406 including interest, through September 2014, with interest at 5.65%, secured by equipment	263,293	-

Note payable to Transportation Alliance Bank, payable in monthly installments of $17,353 including interest, through August 2011, with interest at 12.75%, secured by equipment	34,327	-

Notes payable to Double Dee Finance, payable in monthly installments ranging from $1,615 to $7,760 including interest, through May 2013, with interest rates ranging from 10.00% to 12.00%, secured by equipment	244,594	-

Notes payable to Ford Motor Credit, payable in monthly installments ranging from $434 to $946 including interest, through July 2015, with interest rates ranging from 0.00% to 9.15%, secured by vehicles	120,572

Notes payable to Daimler Chrysler Financial, payable in monthly installments ranging from $2,264 to $15,529 including interest, through January 2014, with interest rates ranging from 5.26% to 8.12%, secured by equipment	1,641,726	-

Notes payable to Cascade Sierra Solutions, payable in monthly installments currently totaling $8,010 including interest, through January 2015, with interest rates ranging from 5.01% to 7.50%, secured by equipment	216,134	-

Total	$5,350,497	$-

Notes payable owed by IFC consisted of the following:

	June 30, 2011	March 31, 2011

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	1,160,476	1,160,476

Note payable to Ford Credit, payable in monthly installments of $885 including interest, through October 2013, with interest at 16.84% , collateralized by a truck, used by an executive.	22,847	25,141

Note payable to Ally, payable in monthly installments of $715 including interest, through October 2016, with interest at 7.74%, collateralized by a truck, used by former executive.	37,417	38,821

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available	45,115	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, through March 2012 and a final payment of $222,640 on June 39, 2012, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock	391,500	-

Less: unamortized discount on notes payable	(122,063)	(219,480)

Totals	$1,535,292	$1,050,073

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

A summary of the grant activity for the year ended June 30, 2011 is presented below:

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

Cross Creek Trucking, Inc.

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

Below is a summary of the total purchase price:

Gross Purchase Price	$6,515,000
Indebtedness for Transaction costs	$575,000
Net Purchase Price to Cross Creek Trucking, Inc.	$5,940,000

Accounts Receivables	$2,095,094
Prepaid expenses and other assets	$60,631
Property and Equipment	$10,174,097
Other Assets	$31,416

Total Assets Acquired	$12,361,238

Accounts Payable	$746,564
Accrued expenses and other liabilities	$709,164
Line of Credit	$916,005
Notes Payable	$5,990,823

Total Liabilities Assumed	$8,362,556

Net Assets Acquired	$3,998,682

Net intangible assets	$1,941,318

See Note 9 for description of warrants.

The following table represents the initial purchase price allocation to the estimated fair value of the assets Acquired and liabilities assumed:

Accounts receivables	$2,095,094
Prepaid expenses and other assets	60,631
Property and equipment	10,174,097
Other assets	31,416

Total Assets acquired	$12,361,238
Accounts Payable	$746,564
Accrued expenses and other liabilities	709,194
Line of Credit	916,005
Notes Payable	5,878,463
Total liabilities assumed	$8,250,226
Net Assets acquired	$4,111,012

Pro forma results

If the Company had purchased Cross Creek as of April 1, 2010, the results of operations for the three months ended June 30, 2010 would be as follow:

	IFC	Morris	Smith	Cross Creek	Total
Revenue	$-	$2,982,581	$1,798,467	$7,117,741 $	11,898,789
Operating Expenses
Rents and transportation	-	447,813	638,027	480,134	1,565,974
Wages, salaries & benefits	108,987	797,813	419,099	2,467,901	3,793,800
Fuel and fuel taxes	-	1,091,907	366,644	2,247,690	3,706,241
Other operating expenses	450,004	401,168	374,835	1,859,612	3,085,619
Total Operating Expenses	558,991	2,738,701	1,798,605	7,055,337	12,151,634
Other Expenses (Income)	78,129	(10,983)	5,357	(425)	72,078
Net income (loss) before minority i	(637,120)	254,863	(5,495)	62,829	(324,923)
Minority interest share of
subsidiary net income	-	-	5,691	-	5,691
Net loss	$(637,120)	$254,863	$196	$62,829 $	(319,232)

The Company incurred transaction costs of $795,000 and, losses from discontinued operations of  $2,348  which are not reflected in the above amounts for the quarter ended June 30, 2010.

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

	Revenue	Net Income (Loss)	Total Assets
Three Months Ended
June 30, 2011
IFC	$-	$(3,049,064)	$1,864,204
IF Services	271,784	13,972	21,901
Cross Creek	7,594,399	13,575	13,030,160
Morris	3,011,950	140,514	4,037,856
Smith	2,157,946	13,235	2,494,635
	$13,036,079	$(2,867,768)	$21,448,756

June 30, 2010
IFC	$-	$(584,448)	$568,737
Morris	2,982,581	254,863	4,375,402
Smith	1,798,467	197	2,866,433
	$4,781,048	$(329,388)	$7,810,572

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

Total Operating Expenses

Our total operating expenses increased approximately 194.2% to $14,847,745 for the three months ended June 30, 2011 as compared to $5,046,242 for the three months ended June 30, 2010.  The principle reason for the percentage increase is the same reasons cited above for revenue, plus additional transaction costs in the Cross Creek Trucking, Inc. acquisition that were charged to general and administrative expenses. The main components of operating expense include:

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

On May 2, 2011, we filed a complaint against Craig White and Vonnie White in the District Court for Douglas County, Nebraska and served notice on the defendants pursuant to the Stock Purchase Agreement under which we acquired Triple C Transport from the defendants on or about May 14, 2011.  In the complaint, we ask the court to rescind the Stock Purchase Agreement, alleging multiple, material breaches of representations and warranties which individually and in the aggregate constitute fraud upon us.  We are also seeking damages in unspecified amounts.  We intend to pursue this litigation aggressively.  Because of actions taken by the defendants subsequent to closing of our acquisition, undisclosed liabilities of Triple C Transport, breaches of the defendants’ representations and warranties, and the bankruptcies of entities they control and which were Triple C Transport’s equipment lessors, Our management believes that rescission will not have a materially negative impact on our financial performance going forward; even though we will not enjoy the benefits of the acquisition which we expected at the time of the transaction but which do not seem now available in fiscal year 2012 in view of the fact that Triple C Transport has lost its licenses to operate based on actions by Mr. and Mrs. White and other entities they control both before and after the closing of the transaction.

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

For the fiscal quarter ended June 30, 2011, Cross Creek Transportation had revenues of $7,594,399 compared with revenues of $7,117,741 for the fiscal quarter ended June 30, 2010, an increase of $476,658 or 6.7%.  This increase is primarily due to business that we added from other sectors as result of the acquisition.

For the fiscal quarter ended June 30, 2011, Cross Creek Transportation had net income of $13,575 compared with net income of $62,829 for the fiscal quarter ended June 30, 2010.  The decrease in net income is due to the increase in fuel costs, net of surcharge.

Integrated Freight Services

We began our brokerage operations for Integrated Freight Services on April 1, 2011 from unfulfilled business opportunities we had in in our other subsidiaries.  Integrated Freight Services has no prior period results for comparison.

For the fiscal quarter ended June 30, 2011, Integrated Freight Services had revenues of $271,784. For the fiscal quarter ended June 30, 2011, Integrated Freight Services had net income of $13,972. Total assets at June 30, 2011, totaled $21,901.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  In addition to the cash flows discussed below, we issued approximately $5,000,000 of debt and $1,440,000 of stock and warrants to acquire Cross Creek Trucking, Inc.

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

Operating Activities

Net cash used in operating activities was $130,519 for the three months ended June 30,2011 as compared to net cash provided by  operating activities of $109,430 for the three months ended June 30, 2010. For the three months ended June 30, 2011, we had a net loss of $2,877,211, along with non-cash items such as depreciation and amortization expense of $1,261,335, share-based compensation and interest expense of $908,500, minority interest in earnings of a subsidiary of $9,443, changes in discontinued assets and liabilities of $335,765 and changes in operating assets and liabilities of $284,601. During the three months ended June 30, 2010, we experienced a net loss of $329,658, along with non-cash items such as depreciation and amortization expense of $518,273, offset by changes in assets and liabilities of $74,494.

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

Outlook

Notwithstanding our operating losses in the comparative quarters covered by this report on Form 10-Q, we experienced positive cash flows and improvements in our working capital positions at the subsidiary level during the quarter ended June 30, 2011 compared to the same quarter in 2010.  As we begin to consolidate the duplicated functions among our subsidiaries, which we have begun in the areas of insurance and fuel purchasing, we expect to achieve further savings which will be reflected in improved cash flows and working capital positions, and profitable operations of which there is no assurance.  The expenses associated with maintaining our reporting under the Securities Exchange Act, transaction costs and amortization, and interest costs and other costs associated with the raising of capital at the parent level have significantly contributed to our consolidated negative cash flow and working capital positions.  We do not expect a positive change in these factors until we complete additional acquisitions, if any, which should enable us to spread the parent’s expenses, associated with being a publicly traded and reporting company and costs of future acquisition over a larger revenue and cash flow base.

Our management believes that we are in a continuingly uncertain truckload freight market as the operating environment grew slightly positive during the quarter ended June 30, 2011.  We expect the trend to continue in future quarters.

Even though our management is uncertain about the overall economic recovery, the transportation industry is generally cash lean with over-leveraged balance sheets.  We intend to invest more heavily as demand for truckload services improves, including additional acquisitions. Our management believes we are well-positioned to grow our business as the recovery continues to develop.

Our management believes that our level of profitability, fleet renewal strategy, and use of independent contractors will enable us to eventually internally finance attractive levels of fleet growth when demand conditions are right. Based on our growing network, a history of low cost operations and anticipated access to capital resources, albeit often at high rates, our management believes we have the competitive position and ability to perpetuate our model based on leading growth and profitability.

Critical Accounting Policies  and Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles ("GAAP") requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consulting with experts, and using other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions.  We considers our critical accounting policies to be those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.  A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 to our consolidated financial statements.

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

Plaintiff Name	Defendant Name	Case No.	Court	Basis of Claim and Amount

People's United Equipment Finance Corp.	Triple C Transport, Inc.	4:11-cv-00264	U.S. District Court Southern District of Texas	Triple C’s guaranty of its lessor’s equipment financing $3,603,716

Craig Carrier Corp., LLC and	Triple C Transport* and Integrated Freight Corporation	10-43798-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease$9,309,476

White Farms Trucking, Inc.	Triple C Transport* and Integrated Freight Corporation	10-43797-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease $9,309,476

Hilda L. Solis, Secretary of Labor	Triple C Transport*, et al.	A11-4049-TJM	U.S. Bankruptcy Court District of Nebraska	Claim for unpaid wages $39,201

Integrated Freight Corporation	Craig White and Vonnie White	11-248	District Court Douglas, Nebraska	Rescission of Stock Exchange Agreement and unspecified damages.

C&V LLC	Triple C Transport, Inc.	11-316	District Court Douglas, Nebraska	Real estate lease payments $178,972

Weiss, as receiver for the Nutmeg/Fortuna Fund	Integrated Freight Corporation	11-CV-03130	U.S. District Court Northern District of Illinois	Collection $219,891

Steven E. Lusty	PlanGraphics - Integrated Freight Corporation	2011-002523-NC	12th Circuit Sarasota County, Florida	Breach of employment agreement and unspecified damages
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

We expect to be engaged in litigation from time to time in the normal course of our business as a motor freight carrier. Claims for worker’s compensation, auto accident, general liability and cargo and property damage are routine occurrences in the motor transportation industry. We have programs and policies which are designed to minimize the events that result in such claims. We maintain insurance against workers’ compensation, auto liability, general liability, cargo and property damage claims. We are responsible for deductible amounts up to $3,000 per accident. We periodically evaluate and adjust our insurance and claims reserves to reflect our experience. Our workers’ compensation claims are entirely covered by our insurance. Insurance carriers have raised premiums for many businesses, including truck transportation companies. As a result, our insurance and claims expense could increase, or we could raise our deductible when our policies are renewed.  Our management believes that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurable costs.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as otherwise noted, all unregistered sales of equity securities through June 30, 2011 have been reported on current reports on Form 8-K.

As of June 8, 2011, we issued 363,636 shares of our restricted common stock to Hampton Growth Resources LLC, a provider of investor relations services, in payment of its fee.

As of August 19, 2011, we issued 769,231 common shares to Paul Henley in payment of $100,000 of accrued and unpaid salary owed to him.

We are relying on Section 4(2) of the Securities Act of 1933 for an exemption from the registration requirements of that Act, in that the offer and sale of the shares did not involve a public offering or the payment of commissions or fees.  We negotiated ach transaction directly with the recipient of the shares.  We did not receive any cash proceeds from these transactions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to security holders for approval during the three month period ended June 30, 2011.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS

The following exhibits are attached to this report:

Exhibit Number	Description

31.1	Rule 15d-14 (a) Certification by Principal Executive and Principal Operating Officer
31.2	Rule 15d-14 (a) Certification by Principal Financial and Principal Accounting Officer
32	Section 1350 Certification of Principal Executive and Principal Operating Officer and Principal Financial Principal Accounting Officer

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document*
101SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

Date: September 13, 2011

	By:	/s/ Paul A. Henley
Paul A. Henley, Chief Executive Officer
(Principal Executive and Principal Operating Officer)

	By:	/s/ Paul A. Henley
Paul A. Henley
(Principal Financial and Principal Accounting Officer)