Form 10-Q
period 2011-09-30
INTEGRATED FREIGHT Corp
filed 2011-11-21
CIK 783284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 [Second Quarter]

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

The number of shares outstanding of each of the issuer’s classes of common stock at November 18, 2011 was 38,472,089 shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Cross Creek Trucking, Inc., which we acquired effective as of April 14, 2010 are consolidated in our financial statements included herein at and for the six months ended September 30, 2011 and 2010.  We  encountered unexpected complications and delays in completing an audit Cross Creek Trucking, Inc.’s financial statements at and for the twelve months ended December 31, 2010 and 2009, including significantly the condition of  Cross Creek Trucking’s books and records.  Accordingly, we do not have audited financial statements of Cross Creek Trucking, Inc. as the starting point for Cross Creek Trucking, Inc.’s financial statements at and for the three and six months ended September 30, 2010.  Our consolidated financial statements included herein are subject to adjustment with respect to Cross Creek Trucking.’s financial statements.  See Part II, Item 1. “Legal Proceedings”.  Financial information regarding Cross Creek Trucking is included under the captions “Note 2 - Discontinued Operations”.

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

INTEGRATED FREIGHT CORPORATION

Consolidated Balance Sheets

	September 30, 2011	March 31, 2011
Assets	(Unaudited)
Current assets:
Cash	$-	$54,158
Accounts receivables, net of allowance for doubtful accounts of $50,000	4,620,823	2,564,352
Prepaid expenses and other assets	702,701	545,930
Total current assets	5,323,524	3,164,440

Property and equipment, net of accumulated depreciation	12,278,607	4,141,068
Intangible assets, net of accumulated amortization	1,425,093	268,785
Assets of discontinued operations	28,469	236,279
Total assets	$19,055,693	$7,810,572

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$453,941	$214,303
Accounts payable	1,991,360	1,151,337
Accrued expenses and other liabilities	4,261,978	1,112,778
Line of credit	2,237,565	895,153
Notes payable - related parties	1,150,775	1,180,987
Current portion of notes payable	5,846,300	2,709,111
Total current liabilities	15,941,919	7,263,669

Derivative liability	124,352	513,471
Notes payable - related parties	4,007,633	120,000
Notes payable, net of current portion and debt discount	4,957,667	4,235,242
Liabilities of discontinued operations	1,893,269	1,765,313
Total long-term liabilities	10,982,921	6,634,026

Total liabilities	26,924,840	13,897,695

Stockholders’ deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
38,472,089 and 31,574,883 shares issued and outstanding at June 30, 2011 and	38,471	31,575
March 31, 2011, respectively
Additional paid-in capital	8,490,614	6,013,911
Accumulated deficit	(16,754,409)	(12,475,539)
Total Integrated Freight Corporation stockholders’ deficit	(8,225,324)	(6,430,053)
Non controlling interest	356,177	342,930
Total stockholders’ deficit	(7,869,147)	(6,087,123)

Total liabilities and stockholders’ deficit	$19,055,693	$7,810,572

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$11,788,506	$4,817,249	$24,824,586	$9,598,297

Operating Expenses
Rents and transportation	1,930,753	1,226,521	3,960,234	2,262,307
Wages, salaries and benefits	3,795,945	1,315,857	7,811,498	2,641,756
Fuel and fuel taxes	4,018,311	1,228,521	8,941,850	2,649,018
Depreciation and amortization	546,246	600,959	1,807,582	1,181,739
Insurance and claims	130,478	200,621	410,049	392,243
Operating taxes and licenses	264,501	52,562	682,904	93,466
General and administrative	1,158,311	468,902	3,078,177	944,110
Total Operating Expenses	11,844,545	5,093,943	26,692,294	10,164,639

Loss from continuing operations	(56,039)	(276,694)	(1,867,708)	(566,342)

(Loss)/Gain from discontinued operations	-	130,938	(420,756)	141,920

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	207,936	-	181,119	(60,000)
Interest	(1,196,127)	(138,900)	(2,129,945)	(480,432)
Interest - related parties	(136,815)	(47,329)	(19,848)	(87,227)
Other income (expense)	(220,614)	20,851	(21,737)	182,963
Total Other Income (Expense)	(1,345,620)	(165,378)	(1,990,411)	(444,696)
Net loss before noncontrolling interest	(1,401,659)	(311,134)	(4,278,875)	(869,118)
Noncontrolling interest share of subsidiary net income (loss)	3,804	9,339	13,247	15,030
Net loss	$(1,397,855)	$(301,795)	$(4,265,628)	$(854,088)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.02)	$(0.11)	$(0.05)
Loss from discontinued operations	(0.01)	0.01	(0.01)	0.01
Net loss per common share-basic and diluted	$(0.04)	$(0.01)	$(0.12)	$(0.04)

Weighted average common shares outstanding - basic and diluted	37,935,422	22,166,759	36,332,331	21,089,749

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Cash Flows

	Six Months Ended
	September 30,
	(Unaudited)
	2011	2010
Net loss	$(4,278,875)	$(854,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,807,582	1,181,739
Debt discount amortization	49,597	169,012
Common stock issued in payment of derivative	208,000	-
Derivative liability	(389,119)	60,000
Warrants issued for interest	101,280	-
Loss on asset dispositions	449,982	6,744
Noncontrolling interest in earnings of subsidiary	13,247	(15,030)
Stock issued for stock based compensation	6,500	5,746
Warrants issued for services performed	79,600	-
Stock issued for interest	293,219	-
Stock issued for services	322,500	-
Loss from discountinued operations	420,756	-
Increases/decreases in operating assets and liabilities		-
Accounts receivable	38,623	(330,013)
Prepaid expenses and other assets	(75,285)	(26,842)
Accounts payable	(41,128)	57,677
Accrued and other liabilities	1,940,006	(41,093)
Net cash (used) in/provided by operating activities	946,485	213,852

Trade-in of property and equipment	-	50,760
Purchase of discontinued operations-Triple C	-	(100,000)
Net cash used in investing activities	-	(49,240)

Repayments of notes payable	(2,734,882)	(715,374)
Proceeds of notes payable	796,916	559,000
Net proceeds/(repayments) from line of credit	665,185	(5,143)
Bank overdraft	239,638	85,565
Proceeds from exercise of warrants/sale of stock	32,500	5,000
Net cash (used) in/provided by financing activities	(1,000,643)	(70,952)
Net change in cash	(54,158)	93,660
	54,158	48,101
	$-	$141,761

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION

Notes to Financial Statements

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

Basis of Presentation

The unaudited consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for the interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Company’s Annual Report for the year ended March 31, 2011, which is included in the Company’s Form 10-K for the year ended March 31, 2011. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2011 and March 31, 2011.

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
Accordingly, the Company has a $50,000 allowance for uncollectible accounts and revenue adjustments as of September 30, 2011 and March 31, 2011.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other.  Our business combinations did not result in any goodwill as of September 30, 2011 and March 31, 2011.

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2011 and March 31, 2011.

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

Advertising Costs

The Company charges advertising costs to expense as incurred.  During the six months ended September 30, 2011 and 2010, advertising expense was $-0- and $5,300, respectively.

Derivative Liability

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of common stock and convertible debt, which contain certain ratchet provisions that reduce the exercise price of the warrants or the conversion price in certain circumstances.  Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants and/or the conversion features with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of September 30, 2011 and March 31, 2011, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 6).  Significant assumptions used in this model as of September 30, 2011 and March 31, 2011 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 172%, and risk-free rates of return of approximately 1-2%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At September 30, 2011 and March 31, 2011, the Company had $2,237,565 and $895,953 outstanding under its revolving credit agreement, and $15,962,375 and $8,245,340, including $5, 920, 796 and $1, 300, 987 with related parties, outstanding under promissory notes with various lenders.  The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.  The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and trade receivables.  For the six months ended September 30, 2011 and 2010, the Company’s top four customers, based on revenue, accounted for approximately 24%, and 27% of total revenue.  The Company’s top four customers, based on revenue, accounted for approximately 16% and 37 % of total trade accounts receivable at September 30, 2011 and March 31, 2011.

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of September 30, 2011 and March 31, 2011, the Company's bank deposits did not exceed insured limits.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.  At September 30, 2011 and March 31, 2011, management estimated $-0- in claims accrual above insurance deductibles.

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

At September 30, 2011 and March 31, 2011, there was no variance between the basic and diluted loss per share.  The 4,699,390 and 12,463,890 warrants to purchase common shares outstanding at September 30, 2011 and March 31, 2011, were not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive. Also, the 6,698,292 and 6,514,111 shares potentially convertible into common stock underlying convertible notes payable were not included.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements through September 2011 (Update 2011-05) and does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

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

In September 2011, the Company estimated a loss in the amount of $1,893,269 to be realized upon completion of the rescission of this business unit, as well as an estimated operating loss of $420,756 to be incurred during the phase-out period.  For the period May 14, 2010 through March 31, 2011 the Company incurred actual operating losses associated with this discontinued unit of $1,529,033.  Current period legal fees incurred by the Company are being recorded within the Company’s financial statements and included in Accrued expenses and other liabilities at September 30, 2011.

Summarized operating resultes for discontinued operations is as follows:

	Six months Ending	May 14, 2010 through Sept. 30,	May 14, 2010 through March 31,
	Sept. 30, 2011	2010	2011
Revenue	$322,664	$3,848,744	$13,674,634
Operating Expenses	743,420	3,697,026	14,968,828
Operating Income (Loss)	(420,756)	151,718	(1,294,194)

Other Income (Expense)	-	20,780	234,839
Income (Loss) from operations	(420,756)	130,938	(1,529,033)
Income tax benefit	-	-	-
Gain (loss) to be recognized from discontinued operations, net of tax	$(420,756)	$130,938	$(1,529,033)

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance

Summary of assets and liabilities of discontinued operations is as follows:

	Sept. 30, 2011	Sept. 30, 2010	March 31, 2011	May 14, 2010

Accounts receivable	$-	$206,243	$179,000	$120,172
Other Assets	28,469	53,687	57,279	9,283
Intangible assets	-	-	-	466,424

Total assets from discontinued operations	$28,469	$259,930	$236,279	$595,879

Accrued liabilities and other current liabilities	$1,893,269	$126,644	$1,765,313	$145,879
	-	-	-	-
	1,893,269	126,644	1,765,313	145,879
	-	-	-	-
Total liabilities associated with discontinued operations	$1,893,269	$126,644	$1,765,313	$145,879

	$(1,864,800)	$133,286	$(1,529,034)	$450,000

Note 3.  Property and Equipment

Property and equipment consist of the following at September 30, 2011:

				Cross
	IFC	Morris	Smith	Creek	Total

Land, Buildings and Improvements	$-	$1,969	$443,296	$483,859	$929,124
Tractors and Trailers	1,516,246	6,056,983	3,344,301	7,165,049	18,082,579
Vehicles	46,472	64,280	114,407	144,437	369,596
Furniture, Fixtures and Equipment	68,610	221,828	320,949	200,647	812,034
Less: accumulated depreciation	(822,829)	(3,410,673)	(3,338,232)	(342,962)	(7,914,696)

Total	$808,499	$2,934,387	$884,721	$7,651,030	$12,278,637

Depreciation expense totaled $1,039,876 for the six months ended September 30, 2011.

Property and equipment consist of the following at March 31, 2011:

	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$809,266	$811,235
Tractors and Trailers	-	5,498,173	5,144,477	10,642,650
Vehicles	46,472	64,280	114,406	225,158
Furniture, Fixtures and Equipment	68,610	221,828	298,566	589,004
Less: accumulated depreciation	(27,792)	(3,529,092)	(4,570,095)	(8,126,979)
Total	$87,290	$2,257,158	$1,796,620	$4,141,068

Depreciation expense totaled $1,405,181 for the year ended March 31, 2011.

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

These intangible are as follows:

	September 30, 2011	March 31, 2011
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	891,958	891,958
Newly acquired (April 2011) identified intangibles	1,910,112	-
Total intangible assets	3,845,363	1,935,251
Less: accumulated amortization	(2,420,270)	(1,666,466)
Intangible assets, net	$1,425,093	$268,785

In addition, when the Company originally purchased Triple C (see Notes 2 and 11) $466,424 of identified intangible assets were recognized.  However, when the Company rescinded the Triple C purchase and reported Triple C as a “discontinued operation” previously identified intangible assets of Triple C were reported as impaired.

Amortization expense totaled $767,706 for the six months ended September 30, 2011, including $495,000 for the newly identified Cross Creek intangibles. Amortization expense for the year ended March 31, 2011 was $774,646, including $466,424 applicable to discontinued operations.

Note 5.   Line of Credit

Morris Revolving Credit
At September 30, 2011 and March 31, 2011, Morris has $844,062 and $895,153 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due August 27, 2012.  The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

Cross Creek Line of Credit
At September 30 2011, Cross Creek has $1,393,503 outstanding under a line of credit agreement that allows it to borrow up to a total of $1,800,000. The line of credit is secured by accounts receivable and is due March 28, 2013.  The applicable interest rate under this agreement is based on the Prime Rate, plus 2.0% with a floor of 6.0%.

Note 6. Notes Payable

Notes Payable owed by Morris consisted of the following:

	September 30, 2011	March 31, 2011

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$835,600	$1,191,577

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	840,710	450,942

Note payable to Chrysler Credit, payable in monthly installments of $5,687 including interest, through November 2011, with interest at 6.9%, secured by equipment	-	50,298

Note payable to Wells Fargo Bank, payable in monthly installments of $4,271 including interest, through October 2011, with interest at 6.59%, secured by equipment	75,441	92,606

Note payable to Mack Financial Services, payable in monthly installments of $8,359.96 including interest, through May 2016, with interest at 7.19% secured by equipment.	393,279

Note payable to Mack Financial Services, payable in monthly installments of $2,105.68 including interest, through May 2016, with interest at 7.19% secured by equipment.	99,642

Note payable to Volvo Financial Services, payable in monthly installments of $6,637.49 including interest, through October 2016, with interest at 7.50% secured by equipment	201,981

Note payable to a local dealer, payable in monthly installments of $499.83 though April 2013.	13,720

Totals	$2,460,374	$1,785,423

Notes payable owed by Smith consisted of the following:

	September 30, 2011	March 31, 2011

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$1,549,671	$1,803,578

Notes payable to bank, payable in monthly instaments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,508,220	1,530,191

Note payable to Platte Valley National Bank, payable in monthly installments of $1,471 with interest, through May 2011, with interest at 6.75%, collateralized by vehicle.	11,417	19,689

Note payable to Floyds, payable in monthly installments of $2,084, through November 2012, with interest at 8%, secured by a vehicle.	25,638	37,062

Note payable to Nissan Motors, payable in monthly installments of $505 including interest, through June 2011, with interest at 5.6%, secured by a vehicle.	-	1,225

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	27,256	30,113

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	677,000	686,999

Total	$3,799,202	$4,108,857

Notes payable owed by Cross Creek consisted of the following:

September 30, 2011

Notes payable to All Points Capital, payable in monthly installments ranging from $1,495 to $9,912 including interest, through December 2012, with interest rates ranging from 5.84% to 8.45%, secured by equipment	$184,303

Notes payable to Edison Financial, payable in monthly installments ranging from $2,058 to $11,411 including interest, through April 2014, with interest rates ranging from 8.09% to 11.50%, secured by equipment	339,288

Notes payable to FCC Equipment Financing, payable in monthly installments ranging from $654 to $17,078 including interest, through April 2014, with interest rates ranging from 6.43% to 8.69%, secured by equipment
*

Notes payable to GE Capital, payable in monthly installments ranging from $1,885 to $14,476 including interest, through May 2014, with interest rates ranging from 6.90% to 8.74%, secured by equipment	691,020

Note payable to Zion Credit Corporation, payable in monthly installments of $16,789 including interest, through March 2012, with interest at 7.35%, secured by equipment	146,574

Note payable to Capital One Bank, payable in monthly installments of $7,406 including interest, through September 2014, with interest at 5.65%, secured by equipment	255,887

Notes payable to Double Dee Finance, payable in monthly installments ranging from $1,615 to $7,760 including interest, through May 2013, with interest rates ranging from 10.00% to 12.00%, secured by equipment	238,250

Notes payable to Ford Motor Credit, payable in monthly installments ranging from $434 to $946 including interest, through July 2015, with interest rates ranging from 0.00% to 9.15%, secured by vehicles	94,217

Notes payable to Daimler Chrysler Financial, payable in monthly installments ranging from $2,264 to $15,529 including interest, through January 2014, with interest rates ranging from 5.26% to 8.12%, secured by equipment	1,528,781

Notes payable to Cascade Sierra Solutions, payable in monthly installments currently totaling $8,010 including interest, through January 2015, with interest rates ranging from 5.01% to 7.50%, secured by equipment	193,928

Total	$3,672,248

Notes payable owed by IFC consisted of the following:

	$	September 30, 2011	March 31, 2011

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.		$1,059,476.00	1,160,476

Note payable to Ford Credit, payable in monthly installments of $885 including interest, through Octber 2013, with interest at 16.84% , collateralized by a truck, used by an executive.		20,504.00	25,141

Note payable to Ally, payable in monthly installments of $715 including interest, through October 2016, with interest at 7.74%, collateralized by a truck, used by former executive.		36,365.17	38,821

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.		45,115.00	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, through March 2012 and a final payment of $222,640 on June 30, 2012, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock		382,000.00	-

Convertible promissory notes with an investment firm, simple interest of 8%, due in May 2012, convertible at the option of the holder at prices as defined.		156,500.00

Promissory nootes with an investment firm, simple interest of % per month, due in November 2011, secured by assets of The Company as defined.		400,000.00

Original Issue Discount Senior Debenture with an investment firm, due April 2012, secured by Equipment.		178,200.00

Less: unamortized discount on notes payable		72,486.00	(219,480)

Totals		$2,205,714.00	$1,050,073

	IFC	Morris	Smith	Cross Creek	Total

Current portion of notes payable & other	$2,205,674	$1,024,338	$576,039	$3,373,777	$7,179,828

Notes payable, net of current portion	-	1,436,036	3,223,163	298,471	4,957,670

Total as of September 30, 2011	$2,205,674	$2,460,374	$3,799,202	$3,672,248	$12,137,498

Current portion of notes payable	$1,001,284	$1,115,818	$592,009	$-	$2,709,111

Notes payable, net of current portion	48,789	669,605	3,516,848	-	4,235,242

Total as of March 31, 2011	$1,050,073	$1,785,423	$4,108,857	$-	$6,944,353

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

During the three months ended September 30, 2011, the Company entered into  convertible notes (the “Agreements”) with an investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $156,500 (the “Convertible notes”). The convertible notes bear interest at 15% and maturity dates of nine months from the date of issuance. The convertible notes are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to $0.30.

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

The fair value of the derivative liability at September 30, 2011 and March 31, 2011 was $124,352 and $513,471, respectively and are reflected on the Consolidated Balance Sheets.  During the six months ended September 30, 2011 the change in fair value of $389,119 was comprised of $208,000 of stock issued in payment of previously described “full ratchet” provisions and $181,119 change in fair value reflected on the Consolidated Statements of Operations.

Note 7.   Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:

	June 30, 2011	March 31, 2011

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$371,621	$562,944

Collateralized Notes Payable due October 2012, with interest of 9.9%, collateralized by equipment as defined.	$382,526

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 15, 2011.	210,000	210,000

Amounts payable to related party, from acquisition described in note 11, to previous owners of Triple C, payment due November 10, 2010. The Company is currently in litigation and The Company has rescinded this aquisition to extend maturity.	150,000	150,000

Note payable to shareholder, with interest at 8.5%, due on demand.	212,261	328,138

Note payable to shareholder, with interest at 8.0%, due on demand.	40,000	40,000

Note payable to shareholder, with interest at 5.0%, due on June 1, 2011.	-	9,900

Note payable to related party, from acquisition described in note 11, to previous owners of Cross Creek, with interest at 5.0%, principal and interest due on March 31, 2019.	3,765,000	-

Note payable to related party, with interest at 10.0%, due on November 10, 2011.	27,000	-
	$5,158,408	$1,300,982

Note 8.    Income Taxes

At September 30, 2011, the Company estimated that it had approximately $32,000,000 of net operating loss carry forwards, which if unused will expire through 2031. Of the $ 32 million, approximately $20.8 million is subject to limitations under IRC Section 382 due to owner shifts during the period.

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

Note 9.    Shareholders’ Deficit

Common Stock

2011

For the six months ended September 30, 2011, the Company issued 2,500,000 shares of common stock for the acquisition of Cross Creek Trucking Inc.  The stock was valued at $0.40 per share, its fair market value at the date of issuance.

For the six months ended September 30, 2011, the Company issued 1,976,206 shares of common stock to various holders for services provided to the Company.  The stock was valued between $0.275 and $0.40 per share, its fair market value at the date of issuance.

For the six months ended September 30, 2011, the Company issued 616,000 shares of common stock to various debt holders as an equity inducement.  The stock was valued at $0.32 per share, its fair market value at the date of issuance.

For the six months ended September 30, 2011, the Company issued 650,000 shares of common stock to various holders as a result of a ratchet provision in their debt agreement, which enabled the holders to benefit from any deal done after their investment that had better terms.  The stock was valued at $0.32 per share, its fair market value at the date of issuance.

For the six months ended September 30, 2011, the Company issued 325,000 shares of common stock as a result of an exercise of stock purchase warrants.  The stock was converted at $0.10 per share.

Warrants to Purchase Common Stock

2011

For the six months ended September 30, 2011, the Company issued 300,000 common stock purchase warrants, at an exercise price of $0.40, an expiration of 6 years, relating to a maturity extension of a convertible note.

For the six months ended September 30, 2011, the Company issued 1,500,000 common stock purchase warrants, at an exercise price ranging from $0.50 to $3.00, an expiration of 3 years, relating to acquisition of Cross Creek.

For the six months ended September 30, 2011, the Company issued 400,000 common stock purchase warrants, at an exercise price of $0.40, an expiration of 3 years, relating to a services rendered.

For the six months ended September 30, 2011, the Company issued 116,000 common stock purchase warrants, at an exercise price of $0.40, an expiration of 5 years, relating to the issuance of debt obligations.

For the three months ended September 30, 2011, The Company issued 304,500 common stock purchase warrants at an exercise price of $0.40, an expiration of 5 years relating to the issuance of debt obligations.

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.27- 2.19%
Dividend yield	0.00%
Volatility factor	172%
Expected life	3-5 years

The relative fair value of the warrants issued for the six months ended September 30, 2011, calculated in accordance with ASC 470-20, Debt with Conversion and Other Options; totaled $27,405..  The relative fair value of the warrants issued for the year ended March 31, 2011, totaled $. The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable.  The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

A summary of the grant activity for the six months ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average
	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, March 31, 2011	12,403,890	0.35	3 years
Granted	2,620,500	0.62	3 years
Exercised	325,000	0.10	N/A
Expired/Cancelled	-	-	N/A

Balance, September 30, 2011	14,699,390	$0.49	3 years

As of September 30, 2011 and March 31, 2011, the number of warrants that were currently vested and expected to become vested was 14, 699,390 and 12,403,890, respectively.

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

Craig Carrier, White Farms Trucking and C&V are entities owned and controlled by Mr. and Mrs. White, from whom we acquired Triple C Transport.  The operations of Triple C Transport have been discontinued and it has no assets.  One or more judgments against Triple C Transport would be recorded as a liability on our consolidated balance sheet even though we would have no liability to pay any such judgment.  We have exposure to direct liability only in the above listed cases in which we are a named defendant.  If we are successful in our action for rescission of the Stock Exchange Agreement, of which we have no assurance, pursuant to which we acquired Triple C Transport from Mr. and Mrs. White, then we would not expect to record any liability for Triple C Transport’s litigation losses, to incur any direct liability with respect to our guaranty of Triple C Transport’s leases to the entities owned and controlled by Mr. and Mrs. White or to incur liability for alleged damages in unspecified amounts.  We intend to aggressively pursue our case for rescission of our acquisition of Triple C Transport and for damages against Mr. and Mrs. White, based on fraud, breach of material representations and warranties and gross and intentional mismanagement of Triple C Transport.

Other Litigation:

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

Litigation recently resolved:

On August 25, 2011 the Company entered into a confidential settlement with Steven E. Lusty for breach of his employment agreement and unspecified damages.  As part of the settlement the Company issued 50,000 common shares to Mr. Lusty and as of September 30, 2011 had paid a portion of the amounts outlined in the agreement.  All other amounts have been previously recorded on the financial statements of the Company.  Since September 30, 2011 the Company has been delinquent in a portion of the payments outlined in the agreement.

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

Below is a summary of the total purchase price:

Common Stock (2,500,000 shares)	$1,000,000
Note Payable	4,575,000
Warrants	440,000
Contingent Payment	500,000

$6,515,000

See Note 9 for description of warrants.

The following table represents the initial purchase price allocation to the estimated fair value of the assets Acquired and liabilities assumed:

Accounts receivables	$2,095,094
Prepaid expenses and other assets	60,631
Property and equipment	10,174,097
Other assets	31,416
Total Assets acquired	$12,361,238

Accounts Payable	$746,564
Accrued expenses and other liabilities	709,194
Line of Credit	916,005
Notes Payable	5,878,463
Total liabilities assumed	$8,250,226
Net Assets acquired	$4,111,012

Pro forma results

If the Company had purchased Cross Creek as of April 1, 2010, the results of operations for the six months ended September 30, 2010 would be as follow:

	IFC	Morris	Smith	Cross Creek	Total
Revenue		5,804,313	3,793,984	13,935,000	11,898,789
Operating Expenses
Rents and transportation		1,028,403	1,283,958	1,240,000	1,565,974
W ages. salaries & benefits	229,387	1,551,942	870,427	4,348,000	3,793,800
Fuel and fuel taxes		1,959,053	728,019		3,706,241
Other operating expenses	967,880	1,000,496	742,255	3,053,000	3,085,619
Total Operating Expenses	1,119,267	5,539,894	3,625,659	13,426,000	12,151,634
Other Expenses (Income)	137,805	58,641	41,435	145,000	72,078
Net loss before minority interest	(1,335,072)	205,778	126,890	353,000	324,923
Minority interest share of subsidiary net income			20,721		20,721
Net income ( loss)	(1,335,072)	205,778	147,611	353,000	319,232

The Company incurred transaction costs of $795,000 and losses from discontinued operations of $2,348 which are not reflected in the above amounts for the quarter ended September 30, 2010.

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

	Revenue	Net Income (Loss)	Total Assets
Six Months Ended
September 30, 2011
IFC	$-	$(4,487,640)	$2,322,796
Morris	5,916,305	204,451	3,918,946
Smith	4,514,390	124,858	2,280,354
IF Services	485,333	59,404	67,451
Cross Creek	13,908,558	(166,701)	10,466,146
	$24,824,586	$(4,265,628)	$19,055,693

September 30, 2010
IFC	$-	$(1,201,786)	$2,394,700
Morris	5,804,313	205,778	3,740,839
Smith	3,793,984	141,920	2,826,601
	$9,598,297	$(854,088)	$8,962,140

Note 14. Subsequent Events

In October 2011, the Company entered into a Securities Purchase Agreement in connection with the issuance of an 8% Convertible Note for $32,500.  The Note is due July 12, 2012 and has various prepayment, share conversion, share reservation, and penalty interest provisions.  The proceeds were used for general corporate purposes.

Management has evaluated events and transactions that occurred subsequent to September 30, 2011, through November 21, 2011, the date at which the consolidated financial statements were available to be issued.  Other than the disclosures shown, management did not identify any events or transactions that should be recognized or disclosed in the consolidated financial statements.

See Note 10 – Litigation – for Summary of recent legal activity.

In October 2011, The Company entered into a Securities Purchase Agreement in connection with the issuance of an 8% Note for $161,640. The Note is due May 1, 2012, and has various prepayment and penalty interest provisions. The proceeds were used for general corporate purposes. In connection with their agreement, The Company issued 453,030 common shares to the purchaser of the notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following analysis of our consolidated financial condition and results of operations for the six months ended September 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

Overview

The main factors that traditionally affect our results of operations are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. We have also begun to use the brokerage of vehicles owned by other companies to fulfill excess demand from our customer base.

Six months ended September 30, 2011 Compared to the Six Months Ended September30, 2010

The following table presents and compares the results of our operations for the six months ending September 30, 2011 and 2010.  We began operations at Integrated Freight Services, Inc.  Our brokerage operation and purchased our Cross Creek Trucking, Inc.  Subsidiary April 1, 2011.  In reading this information, we encourage you to consider the differential in the periods being compared.

	Six Months Ended			%
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)

Revenue	$24,824,586	$9,598,297	$15,226,289	158.6%

Operating Expenses
Rents and transportation	3,960,234	2,262,307	1,697,927	75.1%
Wages, salaries and benefits	7,811,498	2,641,756	5,169,742	195.7%
Fuel and fuel taxes	8,941,850	2,649,018	6,292,832	237.6%
Depreciation and amortization	1,807,582	1,181,739	625,843	53.0%
Insurance and claims	410,049	392,243	17,806	4.5%
Operating taxes and licenses	682,904	93,466	589,438	630.6%
General and administrative	3,078,177	944,110	2,134,067	226.0%
Total Operating Expenses	26,692,294	10,164,639	16,527,655	162.6%

Loss from continuing operations	(1,867,708)	(566,342)	(1,301,366)	229.8%

(Loss)/Gain from discontinued operations	(420,756)	141,920	(562,676)	-396.5%

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	181,119	(60,000)	241,119	-
Interest	(2,129,945)	(480,432)	(1,649,513)	343.3%
Interest - related parties	(19,848)	(87,227)	67,379	-77.2%
Other income (expense)	(21,737)	182,963	(204,700)	-111.9%
Total Other Income (Expense)	(1,990,411)	(444,696)	(1,545,715)	347.6%
Net loss before noncontrolling interest	(4,278,875)	(869,118)	(3,409,757)	392.3%
Noncontrolling interest share of subsidiary net income	13,247	15,030	(1,783)	-11.9%
Net loss	$(4,265,628.00)	$(854,088.00)	$(3,411,540.00)	399.4%

Revenues

For the six months ended September 30, 2011, we reported revenues of $24,824,586 as compared to revenues of $9,598,297 for the six months ended September 30, 2010 an increase of $15,226,289 or approximately 158.6%.  The increase is due to three primary factors: the acquisition of Cross Creek Trucking, Inc. on April 1, 2011, the effect of the brokerage operation, and the increase in freight revenue in correlation to the US economy.

 Seasonality

Typically, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. Harvests also create additional demand for our refrigerated trucks.  For the reasons stated, our fiscal first and second quarter results have historically been higher than results in each of the other two quarters of the fiscal year excluding charges.  Our equipment utilization typically improves substantially fiscal third and fourth quarters of each fiscal year because of the trucking industry's seasonal shortage of equipment on traffic related to produce and because of general increases in shipping demand during those months.

Total Operating Expenses

Our total operating expenses increased approximately 162.6% to $26,692,294 for the six months ended September 30, 2011 as compared to $10,164,639 for the six months ended September 30, 2010. The principle reason for the percentage increase is the same reasons cited above for revenue, plus additional transaction costs in the Cross Creek Trucking, Inc. acquisition that were charged to general and administrative expenses. The main components of operating expense include:

Rents and Transportation.  For the six months ended September 30, 2011, rents and transportation costs were $3,960,234 as compared to $2,262,307 for the six months ended September 30, 2010, an increase of $1,697,927 or 75.1%.  The increase was due to the acquisition of Cross Creek Trucking, Inc.

Wages, salaries and benefits.  For the six months ended September 30, 2011, wages, salaries and benefits costs were $7,811,498 as compared to $2,641,756 for the six months ended September 30, 2010, an increase of $5,169,742 or 195.7%. The increase was due to the acquisition of Cross Creek Trucking, Inc.

Fuel and fuel taxes.  For the six months ended  September 30, 2011, fuel and fuel taxes costs were $8,941,850  as compared to $2,649,018 for the six months ended September 30, 2010, an increase of $6,292,832 or 237.6%.  A correlating fuel price instability is a contributing factor in these increases, along with the acquisition of Cross Creek Trucking, Inc.

Depreciation and amortization. For the six months ended September 30, 2011, depreciation and amortization costs were $1,807,582 as compared to $1,181,739 for the six months ended September 30, 2011, an increase of $625,843 or 53.0. The increase was due to the acquisition of Cross Creek Trucking, Inc.

Insurance and claims.  For the six months ended September 30, 2011, insurance claims costs were $410,049 as compared to $392,243 for the six months ended September 30, 2010, an increase of $17,806 or 4.5%.

Operating taxes and licenses.  For the six months ended  September 30, 2011, operating taxes and licenses costs were $682,904  as compared to $93,466 for the six months ended September 30, 2010, an increase of $589,438  or 630.6%. The increase was due to the acquisition of Cross Creek Trucking, Inc.

General and administrative expenses.   For the six months ended September 30, 2011, general and administrative expenses costs were $3,078,177 as compared to $944,110 for the six months ended September 30, 2010, an increase of $2,134,067 or 226.0%. The increase was due to the acquisition of Cross Creek Trucking, Inc. and included $795,000 of transactions costs related to the acquisition.

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

Loss from Continuing Operations

We reported a loss from continuing operations of $1,867,708 for the six months ended September 30, 2011 as compared to a loss from operations of $566,342 for the six months ended September 30, 2010, an increase of $1,301,366  or 229.8%.  The increase was due to the acquisition of Cross Creek Trucking, Inc. and included $795,000 of transactions costs related to the acquisition and the fuel cost situation described above.

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

We incurred cumulative losses of $1,949,789, including $420,756 for the six months ending September 30, 2011, associated with this transaction and have reserved $1,893,269 to cover any liabilities incurred in relation to it. The ultimate disposition of these liabilities and losses hinge with the results of the litigation, which we cannot estimate an outcome of at this time.

Other Income (Expenses)

We reported total other expense of $1,990,411  for the six months ended September 30, 2011 as compared to total other expenses of  $444,696 for the six months ended September 30, 2010, an increase  of  $1,545,715 or 347.6%.  While interest expense continues to increase due to a greater debt level, other income decreased during the period.  Other income and expense reflects interests costs (net of interest income), including derivatives, as discussed below.

Interest expense for the six months ended September 30, 2011 was $2,129,945 compared to $480,432 for the six months ended September 30, 2010, an increase of 1,649,513. This was due to greater debt levels, default interest on past due notes, acquisition indebtedness for Cross Creek Trucking, Inc., increases from the acquisition of Cross Creek Trucking, Inc.  and expenses incurred to renegotiate and extend existing debt.

We had interest gains related derivative expense of $181,119 on the sale of convertible notes for the six months ended September 30, 2011 compared to interest loss of $60,000 for the six months ended September 30, 2010.

Segments

Morris Transportation

For the six months ended September 30, 2011, Morris Transportation had revenues of $5,916,305 compared with revenues of $5,804,313 for the six months ended September 30, 2010, an increase of $111,992 or 1.9%.  This increase is primarily due to a general improvement in the trucking industry.

For the six months ended September 30, 2011, Morris Transportation had net income of $204,451 compared with net income of $205,778 for the six months ended September 30, 2010.  The decrease in net income is due to the increase in fuel costs, net of surcharge.

Total assets at September 30, 2011, were $3,918,946, as compared to total assets of $3,740,839 at of September 30, 2010.  This decrease is primarily due to an increase in accounts receivable.

Smith Systems Transportation

For the six months ended September 30, 2011, Smith Systems Transportation had revenues of $4,514,390 compared with revenues of $3,793,984 for the six months ended September 30, 2010.  This increase is primarily due to a general improvement in the trucking industry, particularly in the part of the country (Nebraska, Wyoming, and surrounding states) where Smith Systems Transportation operates and increased fuel surcharge passed on to customers.

For the six months ended September 30, 2011, Smith Systems Transportation had a net loss of $124,858 compared with a net income of $141,920 for the six months ended September 30, 2010, a decrease of $266,778.  This increase is primarily due to losses of the sales of fixed assets and increasing fuel prices.

Total assets at September 30, 2011, totaled $2,280,354, as compared to total assets of $2,826,601 at September 30, 2010, a decrease of $546,247, due to equipment disposals.

Cross Creek Trucking, Inc.

We acquired Cross Creek Trucking, Inc. on April 1, 2011, so the results of operations for the quarter ending September 30, 2010, are not included in our results of operations.

For the fiscal six months ended September 30, 2011, Cross Creek Transportation had revenues of $13,908,558 compared with revenues of $13,934,763 for the six months ended September 30, 2010, a decrease of $26,205 or 0.2%.  This small decrease is due to lower miles billed offset by increase fuel surcharge.

For the six months ended September 30, 2011, Cross Creek Transportation had a net loss of $166,701 compared with net income of $772,854 for the six months ended September 30, 2010.  The decrease in net income is due to the increase in fuel costs that have been passed on the our customers.

Integrated Freight Services

We began our brokerage operations for Integrated Freight Services on April 1, 2011 from unfulfilled business opportunities we had in the remainder of the Company. There are no prior period results to compare to.

For the fiscal six months September 30, 2011, Integrated Freight Services had revenues of $485,333. For the six months ended September 30, 2011, Integrated Freight Services had net income of $59,404. Total assets at September 30, 2011, totaled $67,541.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. In addition to the cash flows discussed below, the Company issued approximately $5,000,000 of debt and $1,440,000 of stock and warrants to acquire Cross Creek Trucking, Inc.

Cash Flows and Working Capital

Our cash flow from operations is insufficient to meet current obligations. In fiscal quarter September 30, 2011, we relied upon additional investment through debt in order to fund our operations. We anticipate the need to raise significant amounts of capital in order to fund our operations in the next fiscal quarter.

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. At September 30, 2011, we had receivables, net of allowances, of $4,620,823 and our current liabilities were $10,941,919.

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

Operating Activities

Net cash flows from operating activities was $946,485 for the six months ended September 30,2011 as compared to net cash provided by operating activities of $298,852 for the six months ended September 30, 2010. For the six months ended September 30, 2011, the Company had a net loss of $4,278,875, along with non-cash items such as depreciation and amortization expense of $1,807,582, share-based compensation and interest expense of $1,461,081, minority interest in earnings of a subsidiary of $13,247, changes in discontinued assets and liabilities of $335,765 and changes in operating assets and liabilities of $1,607,679. During the six months ended September 30, 2010 the Company experienced a net loss of $854,088, along with non-cash items such as depreciation and amortization expense of $1,408,211, offset by changes in assets and liabilities of $340,271.

Investing Activities

We did not expend or generate any cash from investing activities for the six months quarter ended September 30, 2011 as compared to $134,240 of net cash used in investing activities for the six months ended September 30, 2010. During the six months ended September 30, 2010, we used cash of $100,000 for the purchase of Triple C Transport. We also purchased equipment for $34,240. We were able to acquire Cross Creek Trucking, Inc. entirely through Notes, stocks, and warrants.

Financing Activities

Net cash used by financing activities for the six months ended September 30, 2011, was $1,000,643, as compared to net cash used of $70,952 for the six months ended September 30, 2010. For the six months ended September 30, 2011, net cash provided by financing activities related to proceeds received from notes payable of $1,701,739 which were funds received from various lenders, proceeds from the exercise of warrants of $32,500, offset by repayments on notes payable of $2,734,882 which were to pay down the balances on various notes related to the trucks and trailers and other debts. In the prior period there were proceeds from notes payable of $644,422 and repayment of notes payable of $715,374.

Outlook

Notwithstanding our operating losses in the comparative quarters covered by this report on Form 10-Q, the Company has experienced positive cash flows and improvements in our working capital positions at the subsidiary level during the six months ended September 30, 2011 compared to the same quarter in 2010. As the Company begins to consolidate the duplicated functions among our subsidiaries, which the Company has begun in the areas of insurance and fuel purchasing, the Company expects to achieve further savings which will be reflected in improved cash flows and working capital positions, and profitable operations of which there is no assurance. The expenses associated with maintaining our reporting under the Securities Exchange Act, transaction costs and amortization, and interest costs and other costs associated with the raising of capital at the parent level have significantly contributed to our consolidated negative cash flow and working capital positions. The Company does not expect a positive change in these factors until the Company completes additional acquisitions, if any, which will enable the Company to spread the parent’s expenses, associated with being a publicly traded and reporting company and costs of future acquisition over a larger revenue and cash flow base.

The Company believes that we are in a continuingly uncertain truckload freight market as the operating environment grew slightly positive during the six months ended September 30, 2011. The Company expects the trend to continue in future quarters.

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

Cash Requirements

At November 18, 2011, we had a nominal balance in cash and cash equivalents. As discussed below, this amount and our current accounts receivable collections may be adequate to maintain our current level of operations for 60 to 90 days, after which we would need additional capital or face a significant curtailment of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures:  As of September 30, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers.   Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”  Based on our evaluation, our Chief Executive Officer/Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, such disclosure controls and procedures were not effective.

The two primary reasons for management’s conclusions are:

Insufficient personnel to implement checks and balances; and
Decentralization of accounting functions in each subsidiary.

We began centralizing our accounting functions at the parent company level in April 2010 and we anticipate substantial completion by March 31, 2012.

308(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Triple C Transport and related litigation

Plaintiff Name	Defendant Name	Case No.	Court	Basis of Claim and Amount

People's United Equipment Finance Corp.	Triple C Transport, Inc.	4:11-cv-00264	U.S. District Court Southern District of Texas	Triple C’s guaranty of its lessor’s equipment financing Default Judgment $816,578 plus pre-judgment and post-judgment interest.

Craig Carrier Corp., LLC and	Triple C Transport* and Integrated Freight Corporation	10-43798-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease $9,309,476

White Farms Trucking, Inc.	Triple C Transport* and Integrated Freight Corporation	10-43797-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease $9,309,476

Hilda L. Solis, Secretary of Labor	Triple C Transport*, et al.	A11-4049-TJM	U.S. Bankruptcy Court District of Nebraska	Claim for unpaid wages $39,201

Integrated Freight Corporation	Craig White and Vonnie White	11-248	District Court Douglas, Nebraska	Rescission of Stock Exchange Agreement and unspecified damages.

C&V LLC	Triple C Transport, Inc.	11-316	District Court Douglas, Nebraska	Real estate lease payments $178,972
_________
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

Other Litigation:

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

Litigation recently resolved:

On August 25, 2011, we entered into a confidential settlement with Steven E. Lusty, our former chief operating officer, of Case No. 2011-002523-NC in the Circuit Court in Sarasota, Florida..  As part of the settlement, we issued 50,000 common shares to Mr. Lusty and as of September 30, 2011 had paid a portion of the amounts outlined in the agreement.  All other amounts have been previously recorded on our financial statements.  Since September 30, 2011, we have been delinquent in making payments to Mr. Lusty.

Litigation in the normal course of business

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

General

Our ability to aggressively defend and to prosecute the litigation, other than insured claims, will depend significantly on our ability to fund legal fees and related costs of litigation.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of August 19, 2011, we  approved the  issue of 769,231 common shares to Paul A. Henley, our chief executive officer, in payment of $100,000 of accrued compensation owed to him.  As of the date of this report, these shares have not been issued, but are expected to be issued soon.

As of August 19, 2011, we issued  but  650,000 shares to Edward and Valerie Michaels as partial consideration for our proposed acquisition of American Transportation & Logistics, LLC. We have not closed on the transaction and are holding the shares until such time as we obtain the necessary financing to complete the transaction.

On September 26, 100, we issued 500,000 shares to Hillair Capital Investments LP in connection with the sale of $178,200  principal amount of Original Issue Discount Senior Debentures.

On November 1, 2011, , we issued 453,030 shares to Hillair Capital Investments LP in connection with the sale of $161,460  principal amount of Original Issue Discount Senior Debentures.

We have relied on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 in that none of the sales involved a public offering.  Each sale was individually negotiated directly with the stockholder.  None of the sales involved the payment of commissions or fees to brokers.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  [Removed and Reserved]

ITEM 5.   OTHER INFORMATION

We do not have any other material information to report under this Item.

ITEM 6.   EXHIBITS

The following exhibits are attached to this report:

Exhibit Number	Description

31.1	Rule 15d-14 (a) Certification by Principal Executive and Principal Operating Officer

31.2	Rule 15d-14 (a) Certification by Principal Financial and Principal Accounting Officer

32	Section 1350 Certification of Principal Executive and Principal Operating Officer and Principal Financial Principal Accounting Officer

101.DEF	XBRL Taxonomy Extension Definition Link base Document

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

Date: November 21, 2011

	By:	/s/ Paul A. Henley
Paul A. Henley, Chief Executive Officer
(Principal Executive and Principal Operating Officer)

	By:	/s/ Paul A. Henley
Paul A. Henley
(Principal Financial and Principal Accounting Officer)