Form 10-Q
period 2011-12-31
INTEGRATED FREIGHT Corp
filed 2012-03-23
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011 [Third Quarter]

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

Issuer’s telephone number: (941) 320-0789

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

The number of shares outstanding of each of the issuer’s classes of common stock at March 18, 2012 was 38,472,089 shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of  Cross Creek Trucking, Inc., which we acquired effective as of April 1, 2011 are consolidated in our financial statements included herein at and for the nine months ended December 31, 2011 and 2010. We encountered unexpected complications and delays in completing an audit of Cross Creek Trucking, Inc.’s financial statements at and for the year ended December 31, 2010 and 2009, including significantly the condition of Cross Creek Trucking’s books and records due to financial constraints of the Company and in accessing the necessary records. Accordingly, we do not have audited financial statements of Cross Creek Trucking, Inc. as the starting point for Cross Creek Trucking, Inc.’s financial statements at and for the three and nine months ended December 31, 2011. Our consolidated financial statements included herein are subject to adjustment with respect to Cross Creek Trucking’s financial statements. Note that Cross Creek Trucking has terminated operations and is included as a discontinued operation throughout this report. Financial information regarding Cross Creek Trucking is included under the captions “Note 2 - Discontinued Operations”. Additionally, we have filed suit in Nebraska to rescind our acquisition of Triple C Transport, Inc. based on fraud and breach of representations and warrantees. See “Legal Proceedings”.

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

Page

Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and March 31, 2011

Consolidated Statements of Operations For the Three Months and Nine Months Ended December 31, 2011 and 2010 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

INTEGRATED FREIGHT CORPORATION

Consolidated Balance Sheets

	December 31, 2011	March 31, 2011
Assets	(Unaudited)
Current assets:
Cash	$14,139	$54,158
Accounts receivables, net of allowance for doubtful accounts of $50,000	3,046,576	2,564,352
Prepaid expenses and other assets	508,018	545,930
Total current assets	3,568,733	3,164,440

Property and equipment, net of accumulated depreciation	4,454,046	4,141,068
Intangible assets, net of accumulated amortization	-	268,785
Assets of discontinued operations	3,681,472	236,279
Total assets	$11,704,251	$7,810,572

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$638,820	$214,303
Accounts payable	1,262,985	1,151,337
Accrued expenses and other liabilities	2,032,524	1,112,778
Line of credit	833,679	895,153
Notes payable - related parties	5,018,997	1,180,987
Current portion of notes payable	4,057,659	2,709,111
Total current liabilities	13,844,664	7,263,669

Derivative liability	97,515	513,471
Notes payable - related parties	211,466	120,000
Notes payable, net of current portion and debt discount	4,591,341	4,235,242
Liabilities of discontinued operations	7,548,604	1,765,313
Total long-term liabilities	12,448,926	6,634,026

Total liabilities	26,293,590	13,897,695

Stockholders’ deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
38,472,089 and 31,574,883 shares issued and outstanding at June 30, 2011 and	38,471	31,575
March 31, 2011, respectively
Additional paid-in capital	8,490,614	6,013,911
Accumulated deficit	(23,484,276)	(12,475,539)
Total Integrated Freight Corporation stockholders’ deficit	(14,955,191)	(6,430,053)
Non controlling interest	365,852	342,930
Total stockholders’ deficit	(14,589,339)	(6,087,123)

Total liabilities and stockholders’ deficit	$11,704,251	$7,810,572

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue	$5,121,238	$4,676,825	$15,551,933	$14,275,122

Operating Expenses
Rents and transportation	999,553	834,862	3,151,386	3,147,223
Wages, salaries and benefits	1,295,661	1,518,441	4,400,215	4,160,197
Fuel and fuel taxes	1,683,176	1,284,564	5,220,810	3,971,636
Depreciation and amortization	1,118,746	374,500	2,515,206	1,561,292
Insurance and claims	281,144	200,621	691,193	657,446
Operating taxes and licenses	45,336	52,562	177,986	144,777
General and administrative	601,233	1,845,252	2,753,223	2,425,877
Total Operating Expenses	6,024,849	6,110,802	18,910,019	16,068,448

Loss from continuing operations	(903,611)	(1,433,977)	(3,358,086)	(1,793,326)

(Loss)/Gain from discontinued operations	(5,893,686)	194,331	(6,421,739)	158,344

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	26,837	-	207,956	(52,700)
Interest	(289,054)	(434,981)	(1,744,781)	(1,008,398)
Other income (expense)	329,649	-	307,913	153,149
Total Other Income (Expense)	67,432	(434,981)	(1,228,912)	(907,949)
Net loss before noncontrolling interest	(6,729,865)	(1,674,627)	(11,008,737)	(2,542,931)
Noncontrolling interest share of subsidiary net income (loss)	9,675	(5,691)	22,922	8,525
Net loss	$(6,720,190)	$(1,680,318)	$(10,985,815)	$(2,534,406)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.02)	$(0.07)	$(0.12)	$(0.12)
Loss from discontinued operations	(0.15)	0.01	(0.17)	0.01
Net loss per common share-basic and diluted	$(0.17)	$(0.06)	$(0.30)	$(0.11)

Weighted average common shares outstanding - basic and diluted	38,472,089	26,340,508	37,048,177	23,154,193

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31,
Cash flows from operating activities:	2011	2010
Net loss	$(10,985,815)	$(2,542,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,515,206	1,701,470
Debt discount amortization	68,690	347,677
Common stock issued in payment of derivative	208,000	-
Derivative liability	(623,956)	52,700
Loss on asset dispositions	-	6,744
Minority interest in earnings of subsidiary	22,922	8,525
Stock issued for stock based compensation	6,500	656,946
Warrants issued for services performed	79,600	318,750
Warrants issued for interest	101,280	-
Stock issued for interest	293,219	-
Stock issued for services	322,500	-
Loss from discountinued operations	6,421,739	(158,344)
Increases/decreases in operating assets and liabilities	-	-
Accounts receivable	482,224	(553,189)
Prepaid expenses and other assets	(37,912)	(114,362)
Accounts payable and accrued expense	1,031,394	200,439
Net cash (used) in/provided by operating activities	(94,409)	(75,575)

Cash flows from investing activities:
Purchase of property and equipment	-	(101,689)
Proceeds from asset disposition		85,000
Purchase of discontinued operations-Triple C	-	(100,000)
Net cash used in investing activities	-	(116,689)

Cash flows from financing activities:
Repayments of notes payable	(1,226,829)	(1,643,377)
Proceeds of long term debt	885,676	813,000
Net proceeds/(repayments) from line of credit	(61,474)	73,062
Bank overdraft	424,517	86,004
Proceeds from the sale of common stock / exercise of warrants	32,500	970,000
Net cash (used) in/provided by financing activities	54,390	298,689
Net change in cash	(40,019)	106,425
Cash, beginning of period	54,158	48,101
Cash, end of period	$14,139	$154,526

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

Original IFC acquired 1,639,957 shares of the Company’s common stock, or 80.2 percent of the Company’s issued and outstanding common stock, as of May 1, 2009, for the purpose of merging the Company into Original IFC, with Original IFC being the surviving corporation. Uncertainty as to when Original IFC could obtain an effective registration statement on Form S-4 (which it filed and has now withdrawn) to complete the merger caused delays in Original IFC obtaining debt and equity funding and completing negotiations for additional acquisitions. On March 11, 2009, Original IFC and the Company agreed to restructure the transaction to provide for the Company’s acquisition of more than ninety percent of Original IFC’s issued and outstanding common stock and its merger into the Company. Colorado corporation law permits the merger of a subsidiary company owned ninety percent or more by a parent company into the parent company without stockholder approval.

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
Notes to Financial Statements

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

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries, Morris Transportation, Inc. (“Morris”), Smith Systems Transportation, Inc. (“Smith”). Integrated Freight Services, Inc. (“IF Services”) incorporated in February, 2011; Cross Creek Trucking, Inc. (Cross Creek), acquired April 1, 2011, and Triple C Transport, Inc. (“Triple C”) are also included as a discontinued operation – See Notes 2, 10, 11 and 13. Smith holds a 60% ownership interest in SST Financial Group, LLC (“SSTFG”). All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $14,139 and $54,158 at December 31, 2011 and March 31, 2011.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

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

Accordingly, the Company has a $50,000 allowance for uncollectible accounts and revenue adjustments as of December 31, 2011 and March 31, 2011.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on the straight-line method over the following estimated useful lives:

Years
Buildings / improvements	20 – 40
Furniture and fixtures	3 – 5
Shop and service equipment	2 – 5
Tractors and trailers	5 – 9
Leasehold improvements	1 – 5

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other. Our business combinations did not result in any goodwill as of December 31, 2011 and March 31, 2011.

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
Notes to Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. See Notes 2, 10, and 11 for the treatment of intangibles related to Triple C. No other impairment of intangibles has been identified as of March 31, 2011. However the Company wrote off as impaired its entire remaining investment of $4,290,985, including $1,410,112 of intangible costs, in Cross Creek Trucking, Inc. at December 31, 2011, due to the ceasing of its operations.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2011 and March 31, 2011.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. During the nine months ended December 31, 2011 and 2010, advertising expense was $3,497 and $5,300, respectively.

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
Notes to Financial Statements

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of December 31, 2011 and March 31, 2011, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 6). Significant assumptions used in this model as of December 31, 2011 and March 31, 2011 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 172%, and risk-free rates of return of approximately 1-2%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At December 31, 2011 and March 31, 2011, the Company had $833,679 and $895,153 outstanding under its revolving credit agreement, and $13,879,463 and $8,245,340, including $5,230,463 and $1, 300, 987 with related parties, outstanding under promissory notes with various lenders. The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable. The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

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

Concentrations of Credit Risk

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of December 31, 2011 and March 31, 2011, the Company's bank deposits did not exceed insured limits.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. At December 31, 2011 and March 31, 2011, management estimated $-0- in claims accrual above insurance deductibles.

However, from time to time the various business units are subject to premium audits on workers compensation. When the results of these audits are available, the various business units record the additional premiums due when they are advised by the respective carriers. Such amounts are generally amortized over the following 12 months.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

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

At December 31, 2011 and March 31, 2011, there was no variance between the basic and diluted loss per share. The 4,699,390 and 12,463,890 warrants to purchase common shares outstanding at December 31, 2011 and March 31, 2011, were not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive. Also, the 6,698,292 and 6,514,111 shares potentially convertible into common stock underlying convertible notes payable were not included.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements through December 2011 (Update 2011-05) and does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

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

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 2. Discontinued Operations (Continued)

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

In September 2011, the Company estimated a loss in the amount of $1,893,269 to be realized upon completion of the rescission of this business unit, as well as an estimated operating loss of $420,756 to be incurred during the phase-out period. For the period May 14, 2010 through March 31, 2011 the Company incurred actual operating losses associated with this discontinued unit of $1,529,033. Current period legal fees incurred by the Company are being recorded within the Company’s financial statements and included in Accrued expenses and other liabilities at December 31, 2011.

Cross Creek Trucking Incorporated

On April 1, 2011, the Company acquired 100% of the common stock of Cross Creek Trucking, Inc. (Cross Creek), an Oregon-based motorized freight business, under the terms of a Stock exchange Agreement. The accounting date of the acquisition was April 1, 2011 and the transaction was accounted for under the purchase method in accordance with ASC 805. Cross Creek’s results of operations have been included in our consolidated financial statements since the date of acquisition. Identified intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $1,910,112, however, the Company wrote off this entire amount and approximately $2,000,000 additionally associated with the closing of this entity’s operations in December, 2011.

The aggregate purchase price was $6,015,000, including 2,500,000 shares of the Company’s common stock valued at $0.40 per share. Transaction costs of $795,000 were expensed in accordance with ASC 805 and included on the Statement of Operations

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 2. Discontinued Operations (Continued)

Summarized operating results for discontinued operations is as follows:

	Nine months	Three months
	Ending	Ending
	December 31,	December 31,
	2011	2011
Revenue	$15,729,215	$1,012,660
Operating Expenses	17,705,704	3,155,330
Operating Income (Loss)	(1,976,489)	(2,142,670)

Other Income (Expense)	(4,445,250)	(3,751,016)
Income (Loss) from operations	(6,421,739)	(5,893,686)
Income tax benefit
Gain (loss) to be recognized from discontinued operations, net of tax	$(6,421,739)	$(5,893,686)

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

Summary of assets and liabilities of discontinued operations is as follows:

	Dec 31,	March 31,
	2011	2011

Accounts Receivable	$102,808	$179,000
Fixed and Other Assets	3,578,665	57,279
Intangible Assets	-	-

Total assets from discontinued operations	$3,681,473	$236,279

Accrued liabilities and other current liabilities	$3,884,966	$1,765,313
Notes payable from discontinued operations	3,664,638	-

Total liabilities associated with discontinued operations	$7,549,604	$1,765,313

	$(3,868,131)	$(1,529,034)

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 3. Property and Equipment

Property and equipment consist of the following at December 31, 2011:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$443,266	$445,235
Tractors and Trailers	1,516,246	6,366,919	3,258,039	11,141,204
Vehicles	46,472	64,280	114,407	225,159
Furniture, Fixtures and Equipment	68,610	221,828	320,949	611,387

Less: accumulated depreciation	(863,150)	(3,777,165)	(3,328,624)	(7,968,939)

Total	$768,178	$2,877,831	$808,037	$4,454,046

Depreciation expense totaled $1,187,910 for the nine months ended December 31, 2011.

Property and equipment consist of the following at March 31, 2011:

	IFC	Morris	Smith	Consolidated
Buildings	$-	$1,969	$809,266	$811,235
Tractors and Trailers	-	5,498,173	5,144,477	10,642,650
Vehicles	46,472	64,280	114,406	225,158
Furniture, Fixtures and Equipment	68,610	221,828	298,566	589,004
Less: accumulated depreciation	(27,792)	(3,529,092)	(4,570,095)	(8,126,979)
Total	$87,290	(2,257,158	$1,796,620	$4,141,068

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

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 4. Intangible Assets (Continued)

The Company operating authorities are tied to their motor carrier numbers that are issued and monitored by the U.S. Department of Transportation (FDOT). The FDOT issues a rating to each company which has a direct impact on that company’s ability to attract and maintain a stable customer base as well as reduce the Company’s insurance costs, one of the most significant expenditures for freight companies. Morris and Smith and Cross Creek have the DOT’s highest rating, “Satisfactory,” which provides the Company with significant value.  However, in December, 2011, Cross Creek lost the safety rating as part of the cessation of its operations, immediately rendering its intangible assets as worthless. The customer lists adds value to the Company by providing an established cliental with established rates as well as predictable freight volume. A detailed review of the Cross Creek intangibles is in process.

These intangible are as follows:
	December 31,	March 31,
	2011	2011
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	2,302,070	891,958

Total intangible assets	3,347,374	1,935,251
Less: accumulated amortization	(3,347,374)	(1,666,466)
Intangible assets, net	$-	$268,785

In addition, when the Company originally purchased Triple C (see Notes 2 and 11) $466,424 of identified intangible assets were recognized. However, when the Company rescinded the Triple C purchase and reported Triple C as a “discontinued operation” previously identified intangible assets of Triple C were reported as impaired.

Amortization expense totaled $1,318,296 for the nine months ended December 31, 2011. Amortization expense for the year ended March 31, 2011 was $774,646, including $466,424 applicable to discontinued operations.

Note 5. Line of Credit

Morris Revolving Credit
At December 31, 2011 and March 31, 2011, Morris has $833,679 and $895,153 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due August 27, 2012. The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

INTEGRATED FREIGHT CORPORATION

Notes to Financial Statements

Note 6. Notes Payable

Notes Payable owed by Morris consisted of the following:

	December 31, 2011	March 31, 2011

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$671,106	$1,191,577

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	747,762	450,942

Note payable to Chrysler Credit, payable in monthly installments of $5,687 including interest, through November 2011, with interest at 6.9%, secured by equipment	-	50,298

Note payable to Wells Fargo Bank, payable in monthly installments of $4,271 including interest, through February 2012, with interest at 6.59%, secured by equipment	67,237	92,606

Note payable to Mack Financial Services, payable in monthly
installments of $8,359 including interest, through May 2016,
with interest at 7.19% secured by equipment.	375,226	-

Note payable to Mack Financial Services, payable in monthly
installments of $2,105 including interest, through May 2016,
with interest at 7.19% secured by equipment.	95,139	-

Note payable to Volvo Financial Services, payable in monthly installments of $6,637 including interest, through October
2016, with interest at 7.50% secured by equipment	191,868	-

Note payable to Volvo Financial Services, payable in monthly installments of $6,637 including interest, through November
2016, with interest at 7.84% secured by equipment	318,554	-

Note payable to a local dealer, payable in monthly installments
of $499 though April 2013	13,720

	$2,480,612	$1,785,423

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 6. Notes Payable (Continued)

Notes payable owed by Smith consisted of the following:

	December 31, 2011	March 31, 2011

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$1,425,760	$1,803,578

Notes payable to bank, payable in monthly instaments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,509,709	1,530,191

Note payable to Platte Valley National Bank, payable in monthly installments of $1,471 with interest, through May 2011, with interest at 6.75%, collateralized by vehicle.	7,004	19,689

Note payable to Floyds, payable in monthly installments of $2,084, through November 2012, with interest at 8%, secured by a vehicle.	19,864	37,062

Note payable to Nissan Motors, payable in monthly installments of $505 including interest, through June 2011, with interest at 5.6%, secured by a vehicle.	-	1,225

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	25,764	30,113

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	671,168	686,999

Total	$3,659,269	$4,108,857

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 6. Notes Payable (Continued)
	December 31, 2011	March 31, 2011

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$1,157,951	$1,160,476

Note payable to Ford Credit, payable in monthly installments of $885 including interest, through Octber 2013, with interest at 16.84%, collateralized by a truck, used by an executive.	18,172	25,141

Note payable to Ally, payable in monthly installments of $715 including interest, through October 2016, with interest at 7.74%, collateralized by a truck, used by former executive.	35,594	38,821

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.	45,115	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, through March 2012 and a final payment of $222,640 on June 30, 2012, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock	368,000	-

Convertible promissory notes with an investment firm, simple interest of 8%, due in May 2012, convertible at the option of the holder at
prices as defined.	189,000

Promissory notes with an investment firm, simple interest of 5% per
month, due in November 2011, secured by assets of The Company as	400,000
defined.

Original Issue Discount Senior Debenture with an investment firm, due
April 2012, secured by Equipment.	339,660

Less: unamortized discount on notes payable	(44,373)	(219,480)

Totals	$2,509,119	$1,050,073

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 6. Notes Payable (Continued)

Summary

	IFC	Morris	Smith	Total

Current portion of notes payable & other	$2,509,119	$952,069	$596,471	$4,057,659

Notes payable, net of current portion	-	1,528,543	3,062,798	4,591,341

Total as of September 30, 2011	$2,509,119	$2,480,612	$3,659,269	$8,649,000

Current portion of notes payable	$1,001,284	$1,115,818	$592,009	$2,709,111

Notes payable, net of current portion	48,789	669,605	3,516,848	4,235,242

Total as of March 31, 2011	$1,050,073	$1,785,423	$4,108,857	$6,944,353

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

During the nine months ended December 31, 2011, the Company entered into convertible notes (the “Agreements”) with an investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $189,000 (the “Convertible notes”). The convertible notes bear interest at 15% and maturity dates of nine months from the date of issuance. The convertible notes are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to $0.30.

The conversion price of the convertible note is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 6. Notes Payable (Continued)

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

The fair value of the derivative liability at December 31, 2011 and March 31, 2011 was $97,515 and $513,471, respectively and are reflected on the Consolidated Balance Sheets. During the nine months ended December 31, 2011 the change in fair value of $415,956 was comprised of $208,000 of stock issued in payment of previously described “full ratchet” provisions and $207,956 change in fair value reflected on the Consolidated Statements of Operations.

Note 7. Notes Payable – Related Parties

Notes payable owed by the Company to related parties are as follows:
	December 31, 2011	March 31, 2011

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$371,621	$562,944

Collateralized Notes Payable due October 2012, with
interest of 9.9%, collateralized by equipment as defined.	441,543	-

Notes payable to related party, from acquisition described in Note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 15, 2011.	210,000	210,000

Amounts payable to related party, from acquisition described in note 11, to previous owners of Triple C, payment due November 10, 2010. The Company is currently in litigation and The Company has rescinded this aquisition to extend maturity.	150,000	150,000

Note payable to shareholder, with interest at 8.5%, due on demand.	211,466	328,138

Note payable to shareholder, with interest at 8.0%, due on demand.	45,833	40,000

Note payable to shareholder, with interest at 5.0%, due on June 1, 2011.	-	9,900

Note payable to related party, from acquisition described in note 11, to previous owners of Cross Creek, with interest at 5.0%, principal and interest due on March 31, 2019.	3,800,000	-

	$5,230,463	$1,300,982

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 8. Income Taxes

At December 31, 2011, the Company estimated that it had approximately $38,700,000 of net operating loss carry forwards, which if unused will expire through 2031. Of the $ 38.7 million, approximately $27.5 million is subject to limitations under IRC Section 382 due to owner shifts during the period.

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

Note 9. Shareholders’ Deficit

Common Stock

2011

For the nine months ended December 31, 2011, the Company issued 2,500,000 shares of common stock for the acquisition of Cross Creek Trucking Inc. The stock was valued at $0.40 per share, its fair market value at the date of issuance.

For the nine months ended December 31, 2011, the Company issued 1,976,206 shares of common stock to various holders for services provided to the Company. The stock was valued between $0.275 and $0.40 per share, its fair market value at the date of issuance.

For the nine months ended December 31, 2011, the Company issued 616,000 shares of common stock to various debt holders as an equity inducement. The stock was valued at $0.32 per share, its fair market value at the date of issuance and recorded as interest expense.

For the nine months ended December 31, 2011, the Company issued 650,000 shares of common stock to various holders as a result of a ratchet provision in their debt agreement, which enabled the holders to benefit from any deal done after their investment that had better terms. The stock was valued at $0.32 per share, its fair market value at the date of issuance.

For the nine months ended December 31, 2011, the Company issued 325,000 shares of common stock as a result of an exercise of stock purchase warrants. The stock was converted at $0.10 per share.

Warrants to Purchase Common Stock

2011

For the nine months ended December 31, 2011, the Company issued 300,000 common stock purchase warrants, at an exercise price of $0.40, an expiration of 6 years, relating to a maturity extension of a convertible note.

For the nine months ended December 31, 2011, the Company issued 1,500,000 common stock purchase warrants, at an exercise price ranging from $0.50 to $3.00, an expiration of 3 years, relating to acquisition of Cross Creek.

For the nine months ended December 31, 2011, the Company issued 400,000 common stock purchase warrants, at an exercise price of $0.40, an expiration of 3 years, relating to a services rendered.

For the nine months ended December 31, 2011, the Company issued 116,000 common stock purchase warrants, at an exercise price of $0.40, an expiration of 5 years, relating to the issuance of debt obligations.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 9. Shareholders’ Deficit (Continued)

For the nine months ended December 31, 2011, The Company issued 304,500 common stock purchase warrants at an exercise price of $0.40, an expiration of 5 years relating to the issuance of debt obligations.

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.27- 2.19%
Dividend yield	0.00%
Volatility factor	172%
Expected life	3-5 years

The relative fair value of the warrants issued for the nine months ended December 31, 2011, calculated in accordance with ASC 470-20, Debt with Conversion and Other Options; totaled $27,405. The relative fair value of the warrants issued for the year ended March 31, 2011, totaled $219,480. The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable. The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

A summary of the grant activity for the nine months ended December 31, 2011 is presented below:

			Weighted
		Weighted	Average
	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, March 31, 2011	12,403,890	0.35	3 years
Granted	2,620,500	0.62	3 years
Exercised	325,000	0.10	N/A
Expired/Cancelled	-0-	-0-	N/A

Balance, December 31, 2011	14,699,390	$0.49	3 years

As of December 31, 2011 and March 31, 2011, the number of warrants that were currently vested and expected to become vested was 14,699,390 and 12,403,890, respectively.

Note 10. Commitments and Contingencies

Operating Leases

The Company leases office space in Sarasota, Florida under a one year operating lease with two additional one year extensions at the option of the Company. Beginning August 1, 2010, the Company entered into a new lease for more space at $1,200 per month. The Company also entered into a 60-month lease, at $7,700 per month; relating to IT hardware infrastructure. The Company is currently in default in all of these arrangements.

Employment Agreements

From time to time since 2008, the Company has entered into three year employment agreements with two executives of the Company. The Company is committed to pay the executives a total of approximately $450,000 per year, with certain guaranteed bonuses and increases. The agreements also call for bonuses if the executives meet certain goals which are to be set by the board of directors. A third executive left the Company in January, 2011 with certain portions of his employment agreement not yet funded. That former executive has commenced legal action against the Company – see Litigation-Note 10. Also, a second executive, the former CEO resigned in March, 2012, and all executives are owed $426,945 as a group.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 9. Shareholders’ Deficit (Continued)

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
_______

*Defense of Triple C Transport has been tendered to Craig White and Vonnie White.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 9. Shareholders’ Deficit (Continued)

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

Other Litigation:

Plaintiff Name	Defendant Name	Case No.	Court	Basis of Claim and Amount

Weiss, as receiver for the Nutmeg/Fortuna Fund	Integrated Freight Corporation	11-CV-03130	U.S. District Court Northern District of Illinois	Collection $167,000

Batten Capital Group, LLC	Integrated Freight Corporation	None assigned	Superior Court, DeKalb County, Georgia	Break-up fee for unconsummated financing $60,000

XTRA Lease LLC	Cross Creek Trucking, Inc.	11SL-CC 04556	Circuit Court, St. Louis County, Missouri, Division 10	Rental of trailers and related repairs $119,550

Alan Stone & Company, LLC	Integrated Freight Corporation	2012CA003801 XXXXMB	15th Circuit Court, Palm Beach County, Florida	Unpaid financing fees and costs $31,000

The suit by Nutmeg/Fortuna Fund is for collection on a promissory note that Original Integrated Freight issued in purchase of our preferred stock from the plaintiff in a transaction in which Original Integrated Freight acquired control of us. We will endeavor to negotiate a settlement of this litigation or the purchase of the note from the plaintiff by another party who will restructure the note.

Litigation recently resolved:

On August 25, 2011 the Company entered into a confidential settlement with Steven E. Lusty for breach of his employment agreement and unspecified damages. As part of the settlement the Company issued 50,000 common shares to Mr. Lusty and as of December 31, 2011 had paid a portion of the amounts outlined in the agreement. All other amounts have been previously recorded on the financial statements of the Company. Since December 31, 2011 the Company has been delinquent in a portion of the payments outlined in the agreement.

Our ability to aggressively defend and to prosecute the litigation described in the preceding table will depend significantly on our ability to fund legal fees and related costs of litigation.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 9. Shareholders’ Deficit (Continued)

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

Plaintiff Name	Defendant Name	Case No.	Court	Basis of Claim and Amount

White Farms Trucking, Inc.	Triple C Transport* and Integrated Freight Corporation	10-43797-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease $9,309,476

Craig Carrier Corp., LLC and	Triple C Transport* and Integrated Freight Corporation	10-43798-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease$9,309,476

The cases above were dismissed with prejudice by the court in December, 2011.

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

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

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

Cross Creek Trucking Incorporated

On April 1, 2011, the Company acquired 100% of the common stock of Cross Creek Trucking, Inc. (Cross Creek), an Oregon-based motorized freight business, under the terms of a Stock exchange Agreement. The accounting date of the acquisition was April 1, 2011 and the transaction was accounted for under the purchase method in accordance with ASC 805. Cross Creek’s results of operations have been included in our consolidated financial statements since the date of acquisition. Identified intangible assets acquired as part of the acquisition included definite-lived intangibles which totaled $1,410,112 and have been written off entirely due to the cessation of operations at Cross Creek.

The aggregate purchase price was $6,015,000, including 2,500,000 shares of the Company’s common stock valued at $0.40 per share. Transaction costs of $795,000 were expensed in accordance with ASC 805 and included on the Statement of Operations.

Below is a summary of the total purchase price:

Common Stock (2,500,000 shares)	$1,000,000
Note Payable	4,575,000
Warrants	440,000

$6,015,000

See Note 9 for description of warrants.

The Company wrote off the entire amount as a loss from discontinued operations for the quarter ended December 31, 2011 as a result of shutting down the facilities of Cross Creek and entering into a plan to dispose of its assets.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

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

	Revenue	Net Income (Loss)	Total Assets
Nine Months Ended
December 31, 2011
IFC	$-	$(11,306,473)	$4,130,375
Morris	8,637,933	36,143	4,207,055
Smith	6,914,000	284,515	3,366,821
	$15,551,933	$(10,985,815)	$11,704,251

December 31, 2010
IFC	$-	$(3,204,771)	$2,483,282
Morris	8,381,515	315,126	3,574,749
Smith	5,893,607	346,714	2,933,631
	$14,275,122	$(2,542,931)	$8,991,662

Note 14. Subsequent Events

See Note 10 – Litigation – for Summary of recent legal activity.

In January, 2012, The Company entered into a Securities Purchase Agreement in connection with the issuance of 2,500,000 shares for an aggregate cost of $50,000.  The shares featured a buy back provision whereby the Company is obligated to purchase the shares back beginning January 2013 at various tranches each month.

INTEGRATED FREIGHT CORPORATION
Notes to Financial Statements

Note 14. Subsequent Events (Continued)

The assets we acquired in the purchase of Cross Creek Trucking, Inc. which secured obligations of Cross Creek have been foreclosed upon and recovered by the respective Cross Creek creditors. These assets were tractors and trailers held under financing agreements and capital leases. We are unable to determine at the present time the amounts of any deficiencies, if any, for which Cross Creek may remain liable. The values of the remaining assets of Cross Creek are not material. The company entered into a sales leaseback arrangement for the rolling stock of Cross Creek in two parts which totaled $3.6 million. However, we were unable to raise sufficient capital to restart the Cross Creek operations and have defaulted on all amounts owed under the arrangement.

Our only operations at the date of this report are being conducted in our wholly owned subsidiaries, Morris Transportation, Inc. and Smith Systems Transportation. Operations of Cross Creek have been terminated. Accordingly, our only sources of revenues for the third quarter ended December 31, 2011 are from Morris Transportation and Smith Systems. We have closed our executive offices in Sarasota, Florida, although the address is being maintained for mail and official purposes under cooperation with our landlord. We have surrendered possession of our computer servers and peripheral equipment to our vendor. We have substantial unpaid obligations. As a result of resignation of our chief executive officer, we have terminated our obligation for his future salary. We expect to be able to renegotiate compensation for our chief operating officer and chief financial officer in order to reduce our overhead. We are seeking additional funding from our existing creditors, with which to pay for and continue our operations.

We do not expect to incur material costs associated with the termination of Cross Creek’s business.

Other than Morris Transportation and Smith Systems Transportation, we are in default in payment of most, if not all, of our financial obligations. These defaults accelerated the due dates of such obligations. We are engaged in efforts to obtain forbearance agreements with our major creditors. If we obtain forbearance agreements, we expect to have time to reorganize our operations. You have no assurance we will able to obtain forbearance agreements.

We anticipate Smith Systems will be named as a defendant in a suit by a customer related to a hazardous waste spill in Sacramento, CA. The cleanup costs exceeded $1,000,000, of which the customer has paid approximately $850,000 which it may seek to recover from Smith Systems. We believe Smith Systems’ insurance will cover these costs, net of the deductible. Smith Systems believes it has defenses to the claims which may be made by the customer, including the customer’s failure to respond timely to notice of the spill which would cause the customer to be responsible for all cleanup costs. The customer, who accounted for approximately one-third of Smith Systems’ business, has terminated its relationship with Smith Systems and is withholding payments in the approximate amount of $350,000 as a claimed offset against its claims against Smith Systems. Smith Systems has pledged these receivables as collateral for its operating line of credit. We cannot predict what action Smith Systems’ lender may take with respect to the collateral.

We are seeking to restructure our outstanding obligations through forbearance agreements with our creditors at the parent level. You have no assurance we will be successful in restructuring our liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following analysis of our consolidated financial condition and results of operations for the nine months ended December 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements, including footnotes, appearing elsewhere in this quarterly report.

Overview
The main factors that traditionally affect our results of operations are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. We have also begun to use the brokerage of vehicles owned by other companies to fulfill excess demand from our customer base.

Nine months ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010

The following table presents and compares the results of our operations for the nine months ending December 31, 2011 and 2010.
	Nine Months Ended			%
	December 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)

Revenue	$15,551,933	$14,275,122	$1,276,811	8.9%

Operating Expenses
Rents and transportation	3,151,386	3,147,223	4,163	0.1
Wages, salaries and benefits	4,400,215	4,160,197	240,018	5.8%
Fuel and fuel taxes	5,220,810	3,971,636	1,249,174	31.5
Depreciation and amortization	2,515,206	1,561,292	953,914	61.1%
Insurance and claims	691,193	657,446	33,747	5.1
Operating taxes and licenses	177,986	144,777	33,209	22.9%
General and administrative	2,753,223	2,425,877	327,346	13.5
Total Operating Expenses	18,910,019	16,068,448	2,841,571	17.7%

Loss from continuing operations	(3,358,086)	(1,793,326)	(1,564,760)	87.3%

(Loss)/Gain from discontinued operations	(6,421,739)	158,344	(6,580,083)	-4155.6%

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	207,956	-52,700	260,656	-494.6%
Interest	(1,744,781	-1,008,398	-736,383	73.0%
Other income (expense)	307913	153,149	154,764	101.1%
Total Other Income (Expense)	(1,228,912)	(907,949)	(320,963)	35.4%
Net loss before noncontrolling interest	(11,008,737)	(2,542,931)	(8,465,806)	332.9%
Noncontrolling interest share of subsidiary net income	22,922	8,525	14,397	168.9%
Net loss	$(10,985,815)	$(2,534,406)	$(8,451,409)	333.5%

Revenues

For the nine months ended December 31, 2011, we reported revenues of $15,551,933 as compared to revenues of $14,275,122 for the nine months ended December 31, 2010, an increase of $1,276,811 or approximately 8.9%. The increase is due to the increase in freight revenue in correlation to the US economy, particularly related to the mining industry in the prairie and western states where our business is concentrated.

Seasonality

Typically, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, our fiscal first and second quarter results have historically been higher than results in each of the other two quarters of the fiscal year excluding charges. Our equipment utilization typically improves substantially fiscal third and fourth quarters of each fiscal year because of the trucking industry's seasonal shortage of equipment on traffic related to produce and because of general increases in shipping demand during those months. However, there has been a warmer than average winter which has reduced the seasonality effect for the 2011-12 winter season.

Total Operating Expenses

Our total operating expenses increased approximately 17.7% to $18,910,019 for the nine months ended December 31, 2011 as compared to $16,068,448 for the nine months ended December 31, 2010. The principle reason for the percentage increase is the same reasons cited above for revenue, plus additional transaction costs in the acquisition of the now discontinued Cross Creek Trucking, Inc. that were charged to general and administrative expenses. The main components of operating expense include:

Rents and Transportation. For the nine months ended December 31, 2011, rents and transportation costs were $3,151,386 as compared to $3,147,223 for the nine months ended December 31, 2010, an increase of $4,163 or .1%.

Wages, salaries and benefits. For the nine months ended December 31, 2011, wages, salaries and benefits costs were $4,400,215 as compared to $4,160,197 for the nine months ended December 31, 2010, an increase of $240,018 or 5.8%. The increase was due to increased administrative costs as we added staff to serve its acquisition strategy.

Fuel and fuel taxes. For the nine months ended December 31, 2011, fuel and fuel taxes costs were $5,220,810 as compared to $3,971,636 for the nine months ended December 31, 2010, an increase of $1,249,174 or 31.5%. A correlating fuel price instability is a contributing factor in these increases.

Depreciation and amortization. For the nine months ended December 31, 2011, depreciation and amortization costs were $2,515,206 as compared to $1,561,292 for the nine months ended December 31, 2010, an increase of $953,914 or 61.1%. The increase was due to amortization of the acquisition costs of the now discontinued Cross Creek Trucking, Inc.

Insurance and claims. For the nine months ended December 31, 2011, insurance claims costs were $691,193 as compared to $657,446 for the nine months ended December 31, 2010, an increase of $33,747 or 5.1%.

Operating taxes and licenses. For the nine months ended December 31, 2011, operating taxes and licenses costs were $177,986 as compared to $144,777 for the nine months ended December 31, 2010, an increase of $33,209 or 22.9%.

General and administrative expenses. For the nine months ended December 31, 2011, general and administrative expenses costs were $2,753,223 as compared to $2,425,877 for the nine months ended December 31, 2010, an increase of $327,346 or13.5%. The increase was due to the acquisition of Cross Creek Trucking, Inc. and included $795,000 of transactions costs related to the acquisition, offset by cost reductions at the Smith and Morris levels of the company.

Our larger expenses, for example truck lease and financing costs, are fixed. Our driver payroll tends to fluctuate with the freight shipped; however, we do have fixed payroll expenses for the office, management and the shop that do not increase in correlation to the increase on freight income. For us to achieve success, in addition to any cost cutting measures we can initiate in areas such as insurance, we will need to pass through more of our fuel costs increases to our customers either in the form of surcharges or rate increases for this to occur.

Loss from Continuing Operations

We reported a loss from continuing operations of $3,358,086 for the nine months ended December 31, 2011 as compared to a loss from operations of $1,793,326  for the nine months ended December 31, 2010, an increase of $1,564,760 or 87.3%. The increase was due to the acquisition of Cross Creek Trucking, Inc. and included $795,000 of transactions costs related to the acquisition and the fuel cost situation described above.

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

On May 2, 2011, we filed a complaint against Craig White and Vonnie White in the District Court for Douglas County, Nebraska and served notice on the defendants pursuant to the Stock Purchase Agreement under which we acquired Triple C Transport from the defendants on or about May 14, 2011. In the complaint, we ask the court to rescind the Stock Purchase Agreement, alleging multiple, material breaches of representations and warranties which individually and in the aggregate constitute fraud upon us. We are also seeking damages in unspecified amounts. We intend to pursue this litigation aggressively to the maximum extent our financing will permit. Because of actions taken by the defendants subsequent to closing of our acquisition, undisclosed liabilities of Triple C Transport, breaches of the defendants’ representations and warranties, and the bankruptcies of entities they control and which were Triple C Transport’s equipment lessors, we believe that rescission will not have a materially negative impact on our financial performance going forward; even though we will not enjoy the benefits of the acquisition which we expected at the time of the transaction but which do not seem now available in fiscal year 2012 in view of the fact that Triple C Transport has lost its licenses to operate based on actions by Mr. and Mrs. White and other entities they control both before and after the closing of the transaction.

Additionally, as noted above, we shut down the operations of Cross Creek Trucking and Integrated Freight Services, Inc.  in December, 2011.

We incurred losses of $6,421,739 for the nine months ended December 31, 2011, associated with this transaction and have reserved $7,548,604 to cover any liabilities incurred in relation to it. The ultimate disposition of these liabilities and losses hinge with the results of the litigation, which we cannot estimate an outcome of at this time.

Other Income (Expenses)

We reported total other expense of $1,228,912 for the nine months ended December 31, 2011 as compared to total other expenses of $907,949 for the nine months ended December 31, 2010, an increase of $320,963 or 35.4%. While interest expense continues to increase due to a greater debt level, other income decreased during the period. Other income and expense reflects interests costs (net of interest income), including derivatives, as discussed below.

Interest expense for the nine months ended December 31, 2011 was $1,744,781 compared to $1,008,398 for the nine months ended December 31, 2010, an increase of $736,383. This was due to greater debt levels, default interest on past due notes, acquisition indebtedness for the now discontinued Cross Creek Trucking and expenses incurred to renegotiate and extend existing debt.

We had interest gains related derivative expense of $207,956 on the sale of convertible notes for the nine months ended December 31, 2011 compared to interest loss of $52,700 for the nine months ended December 31, 2010.

Segments

Morris Transportation

The business of Morris Transportation is primarily dry van with a concentration in hauling paper goods.

For the nine months ended December 31, 2011, Morris Transportation had revenues of $8,657,933 compared with revenues of $8,381,515 for the nine months ended December 31, 2010. This increase is primarily due to a general improvement in the trucking industry.

For the nine months ended December 31, 2011, Morris Transportation had net income of $36,143 compared with net income of $315,126 for the nine months ended December 31, 2010. The decrease in net income is due to the increase in fuel costs, net of surcharge.

Total assets at December 31, 2011, were $4,207,055, as compared to total assets of $3,574,749 as of December 31, 2010. This increase is primarily due to an increase in accounts receivable.

Smith Systems Transportation

The business of Smith Systems Transportation is hauling hazardous materials.

For the nine months ended December 31, 2011, Smith Systems Transportation had revenues of $6,914,008 compared with revenues of $5,893,607 for the nine months ended December 31, 2010. This increase is primarily due to a general improvement in the trucking industry, particularly in the part of the country (Nebraska, Wyoming, and surrounding states) where Smith Systems Transportation operates and increased fuel surcharge passed on to customers.
For the nine months ended December 31, 2011, Smith Systems Transportation had a net income of $284,515 compared with a net income of $346,714 for the nine months ended December 31, 2010. This decrease is primarily due to losses of the sales of fixed assets and increasing fuel prices.

Total assets at December 31, 2011, totaled $3,366,824, as compared to total assets of $2,933,631 at December 31, 2010, an increase of $546,247, due to equipment trade-ins.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. In addition to the cash flows discussed below, we issued approximately $5,000,000 of debt and $1,440,000 of stock and warrants to acquire Cross Creek Trucking.

Cash Flows and Working Capital

Our cash flow from operations is insufficient to meet current obligations. In fiscal quarter December 31, 2011, we relied upon additional investment through debt in order to fund our operations. We anticipate the need to raise significant amounts of capital in order to fund our operations in the next fiscal quarter.

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. At December 31, 2011, we had receivables, net of allowances, of $3,046,576 and our current liabilities were $13,844,664.

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

Operating Activities

Net cash used in operating activities was $94,409 for the nine months ended December 31, 2011 as compared to net cash provided by operating activities of $243,075 for the nine months ended December 31, 2010. For the nine months ended December 31, 2011, we had a net loss of $10,985,815, along with non-cash items such as depreciation and amortization expense of $2,506,206, losses from discontinued operations of $6,421,739 and changes in operating assets and liabilities of $1,475,776. During the nine months ended December 31, 2010 we experienced a net loss of $2,542,931, along with non-cash items such as depreciation and amortization expense of $1,701,470, offset by changes in assets and liabilities of $572,756.

Investing Activities

We did not expend or generate any cash from investing activities for the nine months ended December 31, 2011 as compared to $116,689 of net cash used in investing activities for the nine months ended December 31, 2010. During the nine months ended December 31, 2010, we used cash of $100,000 for the purchase of Triple C Transport. We also purchased equipment for $101,689. We were able to acquire Cross Creek Trucking, Inc. entirely through Notes, stocks, and warrants.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2011, was $54,389, as compared to net cash provided of $289,689 for the nine months ended December 31, 2010. For the nine months ended December 31, 2011, net cash provided by financing activities related to proceeds received from notes payable of $885,675 which were funds received from various lenders, proceeds from the exercise of warrants of $32,500, offset by repayments on notes payable of $1,226,829 which were to pay down the balances on various notes related to the trucks and trailers and other debts. In the prior period there were proceeds from notes payable of $813,000, sale of stock for $970,000 and repayment of notes payable of $1,643,377.

Outlook

We face considerable challenges due to our large debt load relative to the operations we can sustain. Ultimately, our survival is contingent on resolving this question while continuing to raise fresh capital to take advantage of opportunities we perceive are available in the trucking industry. The expenses associated with maintaining our reporting under the Securities Exchange Act, transaction costs and amortization, and interest costs and other costs associated with the raising of capital at the parent level have significantly contributed to our consolidated negative cash flow and working capital positions. We do not expect a positive change in these factors until we completes additional acquisitions, if any, which will enable us to spread the parent’s expenses, associated with being a publicly traded and reporting company and costs of future acquisitions over a larger revenue and cash flow base.

We believe that we are in a continuingly uncertain truckload freight market as the operating environment grew slightly positive during the nine months ended December 31, 2011. We expects the trend to continue in future quarters.

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

Cash Requirements

At March 18, 2012, we had a nominal balance in cash and cash equivalents. As discussed below, this amount and our current accounts receivable collections may be adequate to maintain our current level of operations for 60 to 90 days, after which we would need additional capital or face a significant curtailment of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

307 – Disclosure controls and procedures: As of December 31, 2011, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.” Based on our evaluation, our Chief Executive Officer/Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, such disclosure controls and procedures were not effective.

The two primary reasons for management’s conclusions are:

•	Insufficient personnel to implement checks and balances; and

•	Decentralization of accounting functions in each subsidiary.

We began centralizing our accounting functions at the parent company level in April 2010 but have had to temporarily terminate the project due to our financial condition.

308(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect this control.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our ability to aggressively defend and to prosecute the litigation described under this item will depend significantly on our ability to fund legal fees and the related cost of litigation.

Active litigation:

Plaintiff Name	Defendant Name	Case No.	Court	Basis of Claim and Amount

People's United Equipment Finance Corp.	Triple C Transport, Inc.	4:11-cv-00264	U.S. District Court Southern District of Texas	Triple C’s guaranty of its lessor’s equipment financing $3,603,716. Judgment entered against Triple C.

Hilda L. Solis, Secretary of Labor	Triple C Transport*, et al.	A11-4049-TJM	U.S. Bankruptcy Court District of Nebraska	Claim for unpaid wages $39,201

Integrated Freight Corporation	Craig White and Vonnie White	11-248	District Court Douglas, Nebraska	Rescission of Stock Exchange Agreement and unspecified damages.

C&V LLC	Triple C Transport, Inc.	11-316	District Court Douglas, Nebraska	Real estate lease payments $178,972
_________

* Defense of Triple C Transport has been tendered to Craig White and Vonnie White.

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

Other Litigation:

Plaintiff Name	Defendant Name	Case No.	Court	Basis of Claim and Amount
Weiss, as receiver for the Nutmeg/Fortuna Fund	Integrated Freight Corporation	11-CV-03130	U.S. District Court Northern District of Illinois	Collection $167,000

Batten Capital Group, LLC	Integrated Freight Corporation	None assigned	Superior Court, DeKalb County, Georgia	Break-up fee for unconsummated financing $60,000

XTRA Lease LLC	Cross Creek Trucking, Inc.	11SL-CC 04556	Circuit Court, St. Louis County, Missouri, Division 10	Rental of trailers and related repairs $119,550

Alan Stone & Company, LLC	Integrated Freight Corporation	2012CA003801 XXXXMB	15th Circuit Court, Palm Beach County, Florida	Unpaid financing fees and costs $31,000

The suit by Nutmeg/Fortuna Fund is for collection on a promissory note that Original Integrated Freight issued in purchase of our preferred stock from the plaintiff in a transaction in which Original Integrated Freight acquired control of us. We will endeavor to negotiate a settlement of this litigation or the purchase of the note from the plaintiff by another party who will restructure the note.

Litigation recently resolved:

On August 25, 2011 we entered into a confidential settlement with Steven E. Lusty for breach of his employment agreement and unspecified damages. As part of the settlement we issued 50,000 common shares to Mr. Lusty and as of December 31, 2011 had paid a portion of the amounts outlined in the agreement. All other amounts have been previously recorded on the financial statements of the Company. Since December 31, 2011 we has been delinquent in a portion of the payments outlined in the agreement.

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

Plaintiff Name	Defendant Name	Case No.	Court	Basis of Claim and Amount

White Farms Trucking, Inc.	Triple C Transport* and Integrated Freight Corporation	10-43797-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease $9,309,476

Craig Carrier Corp., LLC and	Triple C Transport* and Integrated Freight Corporation	10-43798-TJM	U.S. Bankruptcy Court District of Nebraska	Unpaid and future rents under Master Lease and our guarantee of Master lease$9,309,476

The cases above were dismissed with prejudice by the court in December, 2011.

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

As of August 19, 2011, we issued but held in escrow, pending completion of the acquisition, 650,000 shares to Edward and Valerie Michaels as partial consideration for our proposed acquisition of American Transportation & Logistics, LLC. We have not closed on the transaction and are holding the shares until such time as we obtain the necessary financing to complete the transaction.

On November 1, 2011, we agreed to issue 453,030 shares to Hillair Capital Investments LP in connection with the sale of $161,460 principal amount of Original Issue Discount Senior Debentures.

On January 31, 2011, we agreed to issue 2,500,000 shares to Seaside 88, Inc. in connection with the sale of common stock for $50,000.

We have relied on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 in that none of the sales involved a public offering. Each sale was individually negotiated directly with the stockholder. None of the sales involved the payment of commissions or fees to brokers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Integrated Freight Corporation

Date: March 23, 2012

	By:	/s/ Henry P. Hoffman
Henry P. Hoffman, Chief Executive Officer
(Principal Executive and Principal Operating Officer)

	By:	/s/ Matthew A. Veal
Matthew A. Veal
(Principal Financial and Principal Accounting Officer)