Form 10-K
period 2012-03-31
INTEGRATED FREIGHT Corp
filed 2013-06-25
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
Commission file number: 000–14273

INTEGRATED FREIGHT CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

8374 Market Street #478 Bradenton, Florida	34202
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (941) 320-0789

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value per share	(None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on April 30, 2013 was: $371,512.
The number of shares of the registrant’s common stock outstanding at April 30, 2013 was: 94,962,832 shares

i

USE OF PRONOUNS

“We”, “our” and “us", as used in this annual report, refer to Integrated Freight Corporation, our wholly owned subsidiaries and our predecessor, PlanGraphics, Inc.,  The” Company”, as used in the notes to our financial statements, refers to us on a consolidated basis.  “You” , as used in this annual report, refers to the reader.

DOCUMENTS INCORPORATED BY REFERENCE

We have not incorporated any documents by reference.

SUMMARIES OF REFERENCED DOCUMENTS

This annual report on Form 10-K contains references to, summaries of and selected information from agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this annual report or to other reports we have filed with the U.S. Securities and Exchange Commission. Whenever we make reference in this annual report to any of our agreements and other documents, the references are not necessarily complete. The summaries of and selected information from those agreements and other documents are qualified in their entirety by reference to the full agreements and other documents. You may obtain the full text of the agreements and documents from the Public Reference Section of or online from the Commission. See “Where You Can Find Agreements And Other Documents Referred To In This Annual Report” for instructions as to how to access and obtain this information.

WHERE YOU CAN FIND AGREEMENTS AND OTHER DOCUMENTS REFERRED TO IN THIS ANNUAL REPORT

We file reports with the U.S. Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934. You may read and copy any reports and other materials we have filed with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site at which you may obtain all reports, proxy and information statements, and other information that we file with the Commission. The address of the Commission’s web site is http://www.sec.gov. Under “Forms and Filings”, select “Search for Company Filings”.

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

This annual report on Form 10–K contains forward-looking statements that involve risks and uncertainties. We use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements. While we make these forward–looking statements based on various factors and derived using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

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

ii

PART I

ITEM 1. BUSINESS.

Our corporate and business history.

We have and have had the following wholly owned subsidiaries, during the periods indicated:

●   Integrated Freight Corporation, a Florida corporation, (“Original IFC”) between December 3, 2009, when we acquired a controlling interest in original IFC, and December 23, 2009, when we merged Original IFC into us.

●   Morris Transportation, Inc., an Arkansas corporation, beginning September 1, 2008, when we acquired a controlling interest in Original IFC. Original IFC purchased all of Morris Transportation’s common stock as of September 1, 2008.

●   Smith Systems Transportation, Inc., a Nebraska corporation, beginning September 1, 2008, when we acquired a controlling interest in Original IFC. Original IFC purchased all of Smith System’s common stock as of September 1, 2008.

●   Triple C Transport, Inc., a Nebraska corporation, beginning as of May 5, 2010, when we purchased all of its common stock, and June 30, 2012 when we sold Triple C Transport. See Item 3. Legal Proceedings, below.

●   Cross Creek Trucking, Inc., an Oregon corporation, beginning April 1, 2011, when we purchased all of its common stock, and June 30, 2012 when we sold Cross Creek Trucking. Financial information for Cross Creek Trucking is included in our financial statements as a discontinued operation for the year ended March 31, 2012.

● Integrated Freight Services, a Florida corporation, beginning April 1, 2011, when we formed the Company and began operations.

The address of our principal executive offices is 8374 Market Street, #478, Bradenton, FL 34202 and our telephone number at that address is (941) 320-0789. The address of our web site is www.integrated-freight.com.  The information on our web site is not necessarily current, and may be out of date.

We were incorporated as Douglas County Industries, Inc. in Colorado in 1981. We underwent several name changes prior to 1997, our name at that time being DCX, Inc. In 1997, we acquired all of the outstanding shares of what is now PlanGraphics, Inc. headquarter in Frankfort, Kentucky and in which we have no interest. In 1998, we changed our name to Integrated Spatial Information Solutions, Inc. from DCX, Inc. In 2002, we changed our name to PlanGraphics, Inc. from Integrated Spatial Information Solutions, Inc. On August 18, 2010, we changed our name to Integrated Freight Corporation when we changed our corporate domicile to Florida from Colorado.  We have been continuously engaged in a business since inception in 1981 and have never been a shell company, as defined in the regulations under the federal securities laws.

Original IFC was incorporated as Integrated Freight Systems, Inc. in Florida on May 13, 2008 by Paul A. Henley, its founder. Original IFC changed its name to Integrated Freight Corporation on July 27, 2009. Original IFC was founded for the purpose of acquiring and consolidating operating motor freight companies. We have acquired the following companies:

Company Name	Year Established	Acquisition Date

Morris Transportation, Inc.	1998	As of December 23, 2009
Smith Systems Transportation, Inc.	1992	As of December 23, 2009
Triple C Transport, Inc.	2006	As of May 5, 2010
Cross Creek Trucking, Inc.	1986	As of April 1, 2011

In February 2011, we incorporated Integrated Freight Services, Inc. to operate as a freight brokerage company.  We sold Cross Creek Trucking, Triple C Transport, and Integrated Freight Services to Deep South, LLC of Pineville, and LA effective June 30, 2012.  At the date of sale, Cross Creek Trucking, Triple C Transport, and Integrated Freight Services had no operations or assets.

Although we may eventually consolidate some operational functions of these subsidiaries, such as insurance, fuel and tire purchasing, we are operating these subsidiaries as independent companies under the management of their founders and stockholders from whom we purchased them.  Such operations are currently being conducted pursuant to the terms of Exhibit “B” to an Engagement Agreement for Consulting Services with Fuselier Consulting LLC.

Overview of Our Truck Transportation Business

We are a holding company with two operating motor freight carriers, providing truck load service throughout the forty-eight contiguous United States. We do not specialize in any specific types of freight or commodities. We carry dry freight and certain hazardous materials (“hazmat”) including hazardous waste. We provide long-haul, regional and local service to our customers.  During parts of the fiscal year ended March 31, 2012 and 2011, we also transported refrigerated freight.  We have discontinued most of our refrigerated freight operations with the discontinuance of operations by Cross Creek Trucking and Triple C Transport.

Trucking Industry Background

Subsequent to the recession of 2008-2009, the trucking industry has staged a significant but difficult comeback.  According to data from the American Trucking Associations Freight Tonnage Index and the Cass Information Systems Linehaul Rate Index (Supply Chain Digest, July 12, 2012), the decline in trucking volume and freight rates began with the recession in mid-2008.  Total trucking shipment volume tracked with the recession by bottoming out in mid-2009 and recovering steadily through 2011 along with the economy.  However, base freight rates, not including fuel surcharges or other adjustments, continued their downward slide until April 2010.  Since that time, freight rates have recovered all of the ground lost during the recession and then some through the end of 2011--about 15%--from the bottom of the recession.  It should be noted that the bulk of the freight demand and price rebound came in the last 2-3 months of 2011 which is believed to be attributable to end of year inventory and holiday shopping business.

In 2012 freight volumes are up approximately twenty percent through the end of May over the low point of the recession in mid-2009.  However, according to the ATA Freight Index, both volume and rates are flat on a year-to- date basis.  This reflects the generally consistent reports of another potential slowdown in the economy.

The effect and timing of the recession on the trucking industry was profound.  In addition to the precipitous drop in freight volume, carriers had to contend with dramatically rising fuel prices which, unlike previous diesel price hikes, did not spike but remained at extraordinarily high levels.  This was compounded further by new diesel engine emissions regulations promulgated by the U.S. Environmental Protection Agency that drove new truck prices to record high levels according to the ATA.  Not surprisingly, thousands of motor carriers of all sizes, and in particular smaller carriers, ceased operations.  Many carriers who did survive did so by laying off truck drivers, a practice that the chronically capacity-short industry had not seen in decades.  Thousands of qualified truck drivers left the industry permanently.

We believe that the aftermath of the recession and the subsequent, albeit slow, recovery has created a substantial opportunity.  The capacity shortage has enabled carriers to increase market rates further while excess diesel costs are being offset by fuel surcharges.  Access to debt and equity capital remains difficult; particularly for small to medium sized motor carriers.  As a result, we believe that there are multiple small carriers serving defensible niche markets that would be a good strategic "fit" with our business model.  In addition to healthy organic growth, we intend to acquire other motor carriers whose freight lanes and operational specialties, such as our present hazardous waste segment, are compatible and mutually supportable.  We expect to be able to improve customer service and reduce operating costs by centralizing key administrative functions such as accounting, human resources, billing and collections.  Additional savings will be realized through operating improvements as well as bulk purchasing practices related to fuel, tires, insurance, and maintenance.  This strategy is highly dependent upon our ability to obtain suitable acquisition financing.  We have experienced difficulty obtaining such financing and there is no assurance that we will be able to secure acquisition financing in the future.

Our Markets

Historically, we have operated in well-established geographic traffic lanes or routes. These lanes are defined by our customers’ distribution patterns.

Our market is concentrated in the western half of the U.S., ranging from the Ohio Valley and North Central moving through the Midwest and Southwest and in the Pacific Coast. We have light coverage in the Northeast. Our dry van and hazardous materials subsidiaries operate in regional areas, and thus have length of hauls typical of a day to two days of travel.  Our brokerage services enable us to expand our customer service offerings by providing the non-asset-based capability of arranging with other carriers to haul our customers' freight when the shipments do not fit our asset-based model.

*A yard facility, or drop yard, is a temporary or semi-permanent location we rent to store trailers when not in use between pick-ups and deliveries. Typically, we rent yard facilities as needed in terminal facilities of other motor freight carriers, which provide security.

Our Customers and Marketing

We serve approximately 125 customers on a regular basis. Like most truckload carriers, we do not have contracts with any of these customers.  Instead, we have long-standing relationships with most of them which include fixed pricing terms on a per mile or fixed point-to-point basis.

The following table presents information regarding the percentage-of-revenue concentration of the business with our customers.

Four customers	Up to 43%
All other customers	57% or more

The following table presents information regarding the average length of our trips.

Longest haul (overnight)	2,200 miles
Shortest haul	100 miles
Average haul	707 miles

All of the freight we hauled in fiscal year 2012 is dry van, hazmat and refrigerated freight. The following table presents information regarding the approximate percentage makeup of the freight we haul.

Forest and paper products	38%
Hazmat and hazwaste	30%
Non-Haz waste	4%
All other freight (freight of all kinds, particularly food and refrigerated goods)	28%

Marketing

Our sales and marketing force currently consists of two individuals. We have no formal marketing plan at the present time. We attend selected relevant trade shows and trade association meetings, and seek to maintain good relations with our existing customers.

Our People

We believe our employees are our most important asset. The table on the following page presents information about our employees, other than drivers.

Platform and warehouse	0
Fleet technicians	8
Dispatch	7
Sales	2
Office	13
Administrative and Executive	6

We also employ several persons in administrative and executive capacities on a part-time basis.  None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good. We offer basic health insurance coverage to employees.

Our Drivers

The following table presents information about our drivers.

Drivers – company	77
Drivers – independent contract	33

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

Competition in the trucking industry for qualified drivers is normally intense. Our operations have been impacted, and from time-to-time we have experienced under-utilization of equipment and increased expense, as a result of a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers. Our average annual turn-over rate is less than fifteen percent compared to an industry average of over one hundred percent as published in The Journal of Commerce, September 24, 2012.  Low driver turnover avoids costly repetitive recruiting and training efforts, promotes a culture of safety, and offers customers better overall service.

Our Operations

We currently conduct all of our freight transportation operations, including dispatch and accounting functions, from the headquarters facilities of our operating subsidiaries. During fiscal year 2012 we continued using the legacy information management systems and personnel that were employed when our operating subsidiaries were acquired. These arrangements produce many overlaps and duplications in facilities, office systems and personnel. We believe that these operating arrangements provide less than optimal results and controls.

Our Revenue Equipment

The following table presents information regarding the mix of our revenue producing equipment.

Power units (tractors) – sleeper	110
Power units (tractors) – day cab	0

Trailers
Flatbed	2
Dry van	270
Refrigerated	2
Other specialized	9
Tanker	9

The average age of our power units is approximately 4.82 years. All of our power units are GPS equipped. The majority of our power units are Freightliner and Volvo vehicles. This uniformity allows for reduced inventory of parts required by our maintenance departments. In addition, the training required for our technicians is focused on limited equipment lines. We plan to replace our power units at approximately four to five years of age. The average age of our trailers is approximately 8.2 years. We maintain all of our revenue producing equipment in good order and repair.

We believe we have an optimal tractor to trailer ratio based upon our current and anticipated customer activity.

Diesel Fuel Availability and Cost

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices have fluctuated dramatically and quickly at various times since early 2008.  Prices remain high based on historical standards and can be expected to increase with increased demand for truck transportation in a recovering economy. We actively manage our fuel costs with volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. During fiscal 2012, over eighty-five percent of our fuel purchases were made at contracted locations.

Our cost-cutting measures include utilizing in-cab communications technology (PeopleNet) to monitor our drivers’ travel speed, excessive idling, engine RPM, and out of route miles. In addition, governing the top speed of our power units helps reduce our fuel costs. We are installing modern low rolling resistance tires as replacements as yet another means to improve fuel economy.  In addition, our new revenue equipment features aerodynamically designed components and drivers receive training on fuel conserving driving techniques.

Among the greatest challenges presented by high and relatively unstable diesel fuel prices is monitoring and maintaining our fuel costs and insuring that the fuel surcharge levels are adequate to recapture incremental costs. We monitor the weekly U.S. Department of Energy regional and national diesel fuel pricing information and regulate our fuel surcharge levels accordingly. In addition, customer service representatives and operations personnel have been trained to take into account the cost of fuel (to include all empty miles) during the process of accepting and booking all shipments.

The federal fuel surcharge program cushions our exposure to increased fuel prices. This program has enabled us to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. The fuel surcharge, which is adjusted weekly based upon US Energy Information Agency data, enables us to recover a substantial portion of fuel cost increases that occur from time to time above our base fuel cost.  All fuel surcharges are based on US Department of Energy posted national averages. As of March 31, 2012 and to date, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Our Competition and Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. Trucks hauled sixty-seven percent of all freight and took in eighty-one percent of all freight transportation revenue in 2011, according to American Trucking Association.  The transportation industry is highly competitive on the basis of both price and service. The trucking industry is comprised principally of two types of motor carriers: truckload and less-than-truckload generally identified as LTL. Truckload carriers generally provide an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route those shipments through service centers, where freight may be transferred to other trucks with similar delivery destinations. All of our business is truckload service.

The surface freight transportation market in which we operate is frequently referred to as highly fragmented and competitive. There are an estimated 172,000 transportation and warehousing companies in the US, according to the National Cooperative Freight Research Program’s 2011 report. Even the largest motor freight companies haul a small percentage of the total freight. The following table presents information regarding the estimated percentage of freight hauled by the largest trucking companies compared to all other trucking companies.

Ten largest trucking companies	10.7%
All other trucking companies	89.3%
*Transport Topics 2011 Top 100 Survey

According to the American Trucking Association’s June 2011 issue of Trucklines, “Trucking serves as a barometer of the U.S. economy, representing sixty-seven percent of tonnage carried by all modes of domestic freight transportation, including manufactured and retail goods. Trucks hauled nine billion tons of freight in 2010. Motor carriers collected $563.4 billion, or eighty-one percent of total revenue earned by all transport modes.”

Competition in the motor freight industry is based primarily on service (including on-time pickup and delivery), price, equipment availability and business relationships. We believe that we are able to compete effectively in our markets by providing high-quality and timely service at competitive prices. We believe our relationships with our customers are good. We compete with smaller and several larger transportation service providers. Some of the largest truckload carriers, including JB Hunt Transport Services, Inc., C.R. England, Inc. and Knight Transportation, Inc., may have more equipment, a broader coverage network and a wider range of services than we have. They also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy. This could potentially limit our ability to maintain or increase prices, and could also limit our growth in shipments and tonnage in the same markets.  However, we will continue to execute our strategy of confining our primary sales and operations efforts to defensible, niche markets (hazardous waste, specialty papers, etc.) as opposed to generic, high volume freight segments.

We believe that we do not compete with transportation by air, train, barge or ship, which we believe are not options for our existing customers.

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

Our company drivers and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours-of-service. Drivers may drive up to eleven hours within a fourteen-hour non-extendable window from the start of the workday, following at least ten consecutive hours off duty. Further, drivers may drive up to a total of seventy hours in any eight consecutive days.  However, motor freight carriers and drivers may restart calculations of the seventy hour on-duty limit after the driver has at least thirty-four consecutive hours off duty.

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. These regulations have not had a significant impact on our operations or financial results and we do not expect a negative impact in the future

Item 1A Risk Factors

We have recently experienced a change in our senior management, which limits your ability to judge our performance under new management.

On August 2, 2012, we entered into a consulting agreement with Fuselier Consulting LLC and employed David Fuselier, the principal of Fuselier Consulting, as our Chief Executive Officer.  Mr. Fuselier also is one of our directors and serves as Chairman of the Board.  Until Mr. Fuselier has been incumbent for a period of time, you will not be able to judge our future performance based on prior performance.

Recent improvements in the motor freight industry may hinder or prevent our acquisition of additional trucking companies.

The motor freight industry, as a whole, has experienced an increased demand for trucks and an improvement in revenues, as our general economy appears to be recovering from the most recent recessionary period. (American Trucking Associations and Cass Information, July 12, 2012)  While the growth in freight demand has been relatively flat through the first half of 2012, the May 2012 freight tonnage was up over twenty percent relative to tonnages at the bottom of the recession in mid-2009.  Although not as robust an economic recovery as many have hoped for, the economy seems to be slowly recovering.  If these improvements continue the financial viability of motor freight carriers who have survived the recession, it may decrease their interest in being acquired. Our acquisition and growth strategy has been based in part on depressed values for motor freight carriers and a desire to sell based on poorer than historical financial performance. Without these incentives, we may find it more difficult to locate trucking companies with an interest in being acquired, or if they have such an interest, being acquired for consideration that fits our financial model.

Our recent experience with two acquisitions may hinder future acquisitions.

Subsequent to our acquisitions of Cross Creek Trucking and Triple C Transport, both ceased operations and have been sold.  Our lack of success in maintaining and expanding the business of these two subsidiaries may discourage owners of desirable acquisition targets from considering a sale of their companies to us.  Our growth will be hindered if we cannot make additional acquisitions.

We have experienced difficulty in combining and consolidating the management and operations of our acquired companies which has had a material adverse impact on our operations and financial performance, as well as on our future acquisitions, if any.

We have purchased our operating subsidiaries and expect any additional subsidiaries we purchase to be made from the founders and management of the acquired companies, all of whom have been responsible for their own businesses and methods of operations as independent business owners.  While these individuals will continue to be responsible entirely or to a lesser degree for the continuing operations of our operating subsidiaries, we intend to centralize and standardize many areas of operations.  We have had limited success in consolidating operating functions between our two subsidiaries.  We may be able to develop a cohesive corporate culture in the future.  Our inability to successfully combine and consolidate the policies, procedures and operations of our subsidiaries can be expected to have a material adverse effect on our business and prospects, financial and otherwise.

Our information management systems are diverse, may prove inadequate and may be difficult to integrate or replace.

We depend upon our information management systems for many aspects of our business.  Each operating subsidiary and each company we acquire will have its own information management system with which its employees are acquainted.  None of these systems are adequate to our consolidated operations and may not be compatible with a centralized information management system.  We expect to require additional software to initially integrate existing systems or to ultimately replace these diverse systems.  Switching to new information management systems is often difficult, resulting in disruption, delays and lost productivity, which could impact our dispatching, collections and other operations.  Our business will be materially and adversely affected if our information management systems are disrupted or if we are unable to improve, upgrade, integrate, expand or replace our systems as we continue to execute our growth strategy.  We anticipate a need to make substantial ongoing investments in our management information systems in order to properly and efficiently consolidate the operations of our acquired subsidiaries.

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

Our growth strategy exposes us to a number of risks, including the following:

●	Geographic expansion and acquisitions require start-up costs that could expose us to temporary losses;
●
Growth and geographic expansion is dependent on the availability of freight and customer needs.  Shortages of suitable real estate that accommodates both customers’ and carriers’ needs may limit our geographic expansion and might cause congestion in our service center network, which could result in increased operating expenses;

●	Growth may strain our management, capital resources, information systems and customer service;
●	Hiring new employees may increase training costs and may result in temporary inefficiencies until those employees become proficient in their jobs;
●	Expanding our service offerings may require us to enter into new markets and encounter new competitive challenges;
●
Growth through acquisition could require us to temporarily match existing freight rates of the acquiree’s markets, which may be lower than the rates that we would typically charge for our services; and

●	We may be unable to obtain financing of the cash portion of an acquisition price or to provide a working capital infusion for an acquisition.

We have no assurance we will overcome the risks associated with our growth.  If we fail to overcome these risks, we may not be able to make additional acquisitions, realize additional revenue or profits from our efforts, we may incur additional expenses and therefore our financial position and results of operations could be materially and adversely affected.

The effect of the “Fiscal Cliff” “Sequester” and the resulting effects on the economy could have a material adverse impact on our replacement of revenue producing equipment and ability to meet our financial obligations.

Recently, there has been widespread concern over the current federal deficit and the effect of possible solutions on the economy.  In the event the federal “fiscal cliff” and “sequester” triggers significant difficulties, we may experience an increase in our costs of borrowing.  If the economy and credit markets do not recover quickly, or even weaken further for any reason, our business, financial results, and results, of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  We are highly dependent on borrowing and leasing to fund the cost of new and replacement revenue producing equipment and to fund our cash flow shortfalls.  An increase in general interest rates can be expected to increase our cost of borrowing, potentially delaying our ability to replace tractors and trailers and to expand our fleet to meet increased demand, if any, to pay our operating expenses, including litigation expenses, and to meet our obligations.  Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

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

●
We compete with many other transportation service providers of varying sizes, some of which may have more equipment, a broader coverage network, a wider range of services, greater capital resources or have other competitive advantages;

●
Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain revenue growth;

●	Many customers reduce the number of carriers they use by selecting “core carriers,” as approved transportation service providers, and in some instances we may not be selected;
●	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;
●	The trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;
●	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and
●	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and pricing policies.

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

None of our employees are currently represented under a collective bargaining agreement.  From time to time there may be efforts to organize our employees.  There is no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization, such as the Employee Free Choice Act.  The unionization of our employees could have a material adverse effect on our business, financial condition and results of operations because:

●	Some shippers have indicated that they intend to limit their use of unionized trucking companies because of the threat of strikes and other work stoppages;
●	Restrictive work rules could hamper our efforts to improve and sustain operating efficiency;
●	Restrictive work rules could impair our service reputation and limit our ability to provide next-day services;
●	A strike or work stoppage would negatively impact our profitability and could damage customer and employee relationships; and
●	An election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property, damage, personal injury, workers’ compensation, long-term disability and group health.  We have insurance coverage with third-party insurance carriers, but retain or self-insure a portion of the risk associated with these claims.  If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.  Insurance companies may require us to obtain letters of credit to collateralize our self-insured retention.  If these requirements increase, our borrowing capacity could be adversely affected.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings.  We expect our growth strategy to require a periodic reassessment or our insurance strategy, including self-insurance of a greater portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance under pending federal legislation, which we are unable to predict.  We may also become responsible for our legal expenses relating to such claims.  With growth, we will be required to periodically evaluate and adjust our claims reserves to reflect our experience.  However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.  We maintain insurance above the amounts for which we self-insure with licensed insurance carriers.  Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits.  Insurance carriers have raised premiums for many businesses, including trucking companies.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed.  If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

Our customers and suppliers’ business may be slow to recover from the recent downturn in the world wide economy and disruption of financial markets.  We cannot predict the impact on the national and worldwide economy of an economic downturn.

Our business is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control, table terms, because of the disruptions to the capital and credit markets.  These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt.  Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in particular year or quarter.  Our suppliers’ business levels have also been and may continue to be adversely affected by current economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations.  A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

We require large amounts of diesel fuel to operate our tractors and to power the temperature-control units on our trailers.  Fuel is one of our largest operating expenses.  Fuel prices tend to fluctuate and prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control.  We do not hedge against the risk of diesel fuel price increases.  We depend primarily on fuel surcharges, auxiliary power units for our tractors, volume purchasing arrangements with truck stop chains and bulk purchases of fuel at our terminals to control and recover our fuel expenses.  We have no assurance that we will be able to collect fuel surcharges or enter into volume purchase agreements in the future.  An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results, unless the increase is offset by increases in freight rates or fuel surcharges charged to our customers.  Historically, we have been able to offset significant increases in diesel fuel prices through fuel surcharges to our customers, and we were able to minimize the negative impact on our profitability in fiscal 2011 that resulted from the rapid and significant increase to the cost of diesel fuel.  Depending on the base rate and fuel surcharge levels agreed upon by individual shippers, a rapid and significant decline in the cost of diesel fuel could also have a material adverse effect on our operating results.  We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary.  While we have historically been able to adjust our pricing to offset changes to the cost of diesel fuel, through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future.  The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various federal, state and local environmental laws and regulations dealing with the handling and transportation of hazardous materials (“hazmat”) and waste (“hazwaste”) (which accounts for approximately twenty percent of our current business).  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others.  If a spill or other accident involving fuel, oil or hazardous substances occurs, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results.  One of our subsidiaries specializes in transport of hazardous materials and waste.  If we should fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties, to civil and criminal liability and to loss of our licenses to transport the hazardous materials and waste.  Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past facilities and at third-party waste disposal sites.  Any of these consequences from violation of such laws and regulations could be expected to have a material adverse effect on our business and prospects, financial and otherwise.

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

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments.  At the same time, operating expenses generally increase with harsh weather creating higher accident frequency, increased claims and more equipment repairs.  We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice-storms, and floods that could harm our results or make our results more volatile.

Increases in driver compensation, difficulty in attracting drivers and driver turn-over could affect our profitability and ability to grow.

We periodically experience difficulties in attracting and retaining qualified drivers, including independent contract drivers.  With increased competition for drivers, we could experience greater difficulty in attracting sufficient numbers of qualified driers.  Our competitors may offer better compensation plans, and thus increase the driver turnover we experience.  Due to current economic conditions and regulatory changes which have recently increased the demand for drivers and the cost of fuel and insurance, the available pool of independent contractor drivers is smaller than it was during 2008 through 2010.  Accordingly, we may and periodically do face difficulty in attracting and retaining drivers for all of our current tractors and for those we may add.  We may face difficulty in increasing the number of our independent contractor drivers.  In addition, our industry suffers from high turnover rates if drivers.  Our turnover rate requires us to recruit a substantial number of drivers.  Moreover, our turnover rate could increase.  If we are unable to continue to attract drivers and contract with independent contractors, we could be required to continue adjusting our driver compensation package beyond the norm or let equipment sit idle.  An increase in our expenses or in the number of power units without drivers could materially and adversely affect our growth and profitability.  Our operations may be affected in other ways y a shortage of qualified drivers in the future, such as temporary under-utilization of our fleet, difficulty in meeting shipper demands and increases in compensation levels for our drivers.  When we encounter difficulty in attracting or retaining qualified drivers, our ability to service our customers and increase our revenue could be adversely affected.  A shortage of qualified drivers in the future could cause us to temporarily under-utilize our fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers.

Shrinkage in the pool of eligible drivers could affect our profitability and ability to grow.

The ongoing Comprehensive Safety Analysis, often referred to as CSA 2010, is projected to reduce the driver pool.  Every driver receives a score based upon his or her individual performance in six categories, which are then combined into a single score, and this score is compared to the scores of all other drivers to determine how “safe” the driver is.  (BigRigDriving.com, January 19, 2010) Drivers with lower scores are less hirable or not hirable. (Transport Topics, June 14, 2010) A shortage of qualified drivers from time to time could cause us to temporarily under-utilize our fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers.

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

We rely on borrowings to finance our revenue equipment and receivables.  We are subject to interest rate risk to the extent of our borrowings.  Even though we attempt to manage our interest rate risk by managing the amount of debt we carry, our debt levels are not entirely within our control in the short term.  An increase in the rates of interest we incur on borrowings and financing we cannot decrease in the short term without adversely impacting our level of service to our customers and expansion of our business will adversely affect our results of operations.

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

As noted above, the operational and financial control of our subsidiaries has remained under the management of the founders of and stockholders from whom we acquired the respective companies. We do not have controls and procedures in place from a parent company level or the subsidiary level to satisfy Section 404 of the Sarbanes-Oxley Act of 2002. While we expect to put controls and procedures in place for these purpose in the process of consolidating and centralizing overlapping and duplicative elements of these companies, doing so will require debt or equity funding you have no assurance we will be able to obtain. Until we are able to put these controls and procedures in place, we expect to devote additional management time to confirming the accuracy and timeliness of our reports.

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

ITEM 2. PROPERTIES.

Currently we do not maintain a corporate or headquarters office.  Our senior management are providing services from their respective residences and offices without charge to us.  Under new management, we anticipate that we will establish a corporate headquarters, but you have no assurance as to when or if we will do so.

The headquarters of our operating subsidiaries are located in Hamburg, Arkansas and Scotts Bluff, Nebraska. The following table presents information regarding these facilities.

Location	Acres	Under Roof*	Office*	Warehouse*	Service*	Trucks Accommodated

Hamburg facility (Morris)	10	15,000	3,000	none	12,000	170 trucks
Scotts Bluff facility (Smith)	10	36,500	3,000	30,000	3,500	400 trucks
_____________
*Number indicates square feet.

We lease both of these facilities.  Terms of the leases are described in the following table:

Location	Lessor	Lease ends	Annual rental	Annual adjustment

Hamburg facility (Morris)	T. Mark Morris	(1)	(1)	none

Scotts Bluff facility (Smith)	Colorado Holdings	(2)	(2)	none

(1)
We have been paying the mortgage payments to an unrelated lender on behalf of an entity controlled by Mr. Morris as rent without a formal lease and intend to purchase the property at fair market value, as determined by appraisal, which may require us to refinance the mortgage. We are currently indebted to Logan Properties of Ashley County, LLC, the entity controlled by Mr. Morris, in the amount of $99,935.85.

(2)
The facility is owned by Colorado Holdings, a company controlled by Mr. Smith, Annual rental rate is $48,000, which we accrue but are not being required to pay until Smith Systems Transportation’s cash flow is adequate.

We also have a rented terminal operation  in Arcadia, California principally to serve the Smith Systems Transportation eastbound shipments. We also rent yard facilities or drop yards on a short term basis as the seasonal and operational needs of our customers require. These yard facilities are routinely located in Pine Bluff and Eldorado, Arkansas, Sacramento, California, Chicago, Illinois, Kimball, Nebraska, Tacoma, Washington, Reno, Nevada, and Houston, Texas. In most cases yard facilities are limited to leasing a specific number of secure (fenced) trailer parking places.  Typically we rent on an as-needed basis in terminal facilities of other trucking companies.

We believe all of these facilities are adequate for our operations for the foreseeable future. We expect to acquire additional facilities for operations when we make future acquisitions, of which you have no assurance.

ITEM 3. LEGAL PROCEEDINGS

Our ability to aggressively defend and to prosecute the litigation described under this item depend significantly on our ability to fund legal fees and related costs of litigation.

Active litigation:

Plaintiff Name	Defendant Name(s)	Case No.	Court	Basis of Claim and Amount

Hillair Capital Investments, L.P.	Integrated Freight Corporation, Smith Systems Transportation, Inc., Morris Transportation, Inc., Cross Creek Trucking, Inc., Paul Henley, Henry P. Hoffman, Matthew A. Veal	12-Civ-7164	U.S. District Court Southern District of New York	default on two notes totaling $339,660 Hillair is seeking $1,200,000 plus unspecified damages

Datum Corporation	Integrated Freight	2012 CA 003737 NC	Twelve Judicial	Unpaid and future
	Corporation		Circuit	rents under
			Sarasota County,	agreement
			Florida	$174,463.69.
Judgment entered in
favor of plaintiff.

Batten Capital	Integrated Freight	12OV1983-08	Superior Court,	Break-up fee for
Group, LLC	Corporation		DeKalb	unconsummated
			County, Georgia	financing $60,000.
Judgment entered in
favor of plaintiff.

Integrated Freight	Craig White and	11-248	District Court	Rescission of Stock
Corporation	Vonnie White		Douglas, Nebraska	Exchange
Agreement and
unspecified
damages. Summary
judgment entered
against defendant
due to lack of
defense.

Chapman	Integrated Freight	12-2302	U.S. District Court	Unpaid acquisition
Associates General	Corporation		Northern District of	fees and costs.
Business, Inc.			Illinois	Judgment for
$835,971.19 entered
in favor of plaintiff.

Alan Stone &	Integrated Freight	2012CA003801	15th Circuit Court,	Unpaid acquisition
Company, LLC	Corporation	MB	Palm Beach County,	fees and costs
			Florida	$31,000.00
Judgment for
$31,000 entered in
favor of plaintiff.

Luberski, Inc.	Integrated Freight	30-2012-00601745-	Superior Court for	IFCR's default on
	Corporation, Paul	CU-BC-CJC	State of California	two notes totaling
	Henley, Smith			$400,000 plus
	Systems			interest
Transportation, Inc.,
Morris
Transportation, Inc.,
Cross Creek
Trucking, Inc., and
DOEs 1-100,
inclusive

Weiss, as receiver for	Integrated Freight	11-CV-03130	U.S. District Court	Judgment for
the	Corporation		Northern District of	$167,000 entered in
Nutmeg/Fortuna			Illinois	favor of plaintiff.
Fund

Robins Consulting, LLC	Integrated Freight	DC13-00432	191st Judicial District	900,201.39 for
	Corporation		Dallas County	unpaid note accrued
			Texas	interest and decline
in value of stock

Morris Transportation, Inc.	Integrated Freight	CV13-52-4	In the Circuit Court of	Rescission and
	Corporation		Ashley County, Arkansas	Damages

Terry Brown Corporation	Integrated Freight	2012 OA868 3NC	Circuit Court	$59,502.70
	Corporation		in and for	plus interest
Sarasota County, Florida

Hampton Growth	Integrated Freight	SC119965	Superior Court of the	$135,835
Resources	Corporation		State of California	plus interest
County of Los Angeles
West Judicial District

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

Other settlements:

On August 25, 2011 we entered into a confidential settlement with Steven E. Lusty, our former chief operating officer, for breach of his employment agreement and unspecified damages. As part of the settlement we issued 50,000 common shares to Mr. Lusty and as of December 31, 2011 had paid a portion of the amounts outlined in the agreement. All other amounts have been previously recorded on our financial statements. Since December 31, 2011 we have been delinquent in a portion of the payments outlined in the agreement.

On April 16, 2012 we entered into a forbearance agreement with Michael S. DeSimone, former owner of Cross Creek Trucking, Inc. As part of the agreement we issued a confession of judgment to Mr. DeSimone in the amount of $3,745,415.54 plus accrued interest. All other amounts have been previously recorded on our financial statements. We agreed to pay $5,000 per month commencing September 1, 2012 and are currently in compliance with the agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES.

We are not engaged in any mining operations and this item does not apply to us.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information. Our common stock trades on OTC Bulletin Board under the symbol, IFCR. The following quotations reflect inter–dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

	Sales Price
Quarters Ended	High	Low

June 30, 2010	$1.20	$.49
September 30, 2010	1.01	.51
December 31, 2010	.90	.36
March 31, 2011	.85	.41
June 30, 2011	$.45	$.15
September 30, 2011	.25	.09
December 31, 2011	.25	.04
March 31, 2012	.09	.02

On April 26, 2013, the last reported sales price of our common stock was $.01.

 Holders. Based on information provided by our transfer agent, at July 13, 2012, we had 2,733 record owners of our common stock.   We have not requested any information regarding the number of beneficial holders.

Dividends. We have never declared or paid any dividends on our common stock. Because we currently intend to retain any future earnings to finance operations and growth, we do not anticipate paying any cash dividends in the foreseeable.

Transfer Agent. We have engaged Direct Transfer LLC, 500 Perimeter Park Drive, Suite D, Morrisville, NC, 27560 as our transfer agent. The telephone number of our transfer agent is 919-481-4000.

Recent Sales of Unregistered Securities. All sales of equity securities during our 2012 fiscal year have been reported on Form 8-K and Form 10-Q, with the exception of 247,500 sharesthat were issued in April 2013, to be applied against interst owed to creditors valued at $0.1 per share. These shares were issued in a transaction deemed exempt from the registration requirements  of the Securities Act, in reliance of either or both Regulation D or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

Because of the extraordinary and rapid increase in the market price of diesel fuel beginning in the first fiscal quarter, fuel surcharges tended to be a volatile source of revenue.  However, measured freight revenue is included with such surcharges, providing a basis for comparing results of operations from period to period that also reflects our ability to capture such charges.  Management routinely compares market fuel price fluctuations relative to the Company base fuel price in an effort to insure that its fuel surcharge level is adequate and that it is properly applied to all freight invoices.

Operating Results

The following table presents and compares the results of our operations for the fiscal years ended March 31, 2012 and 2011.

	Year Ended			%
	March 31,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)

Revenue	$20,714,998	18,827,367	$1,887,631	10.0%

Operating Expenses
Rents and transportation	4,109,906	4,301,760	(191,854)	(4.5%)
Wages, salaries and benefits	5,967,553	5,591,171	376,382	6.7%
Fuel and fuel taxes	6,949,144	5,526,923	1,422,221	25.7%
Depreciation and amortization	2,605,052	2,179,827	425,225	19.5%
Insurance and claims	1,038,593	725,995	312,598	43.1%
Operating taxes and licenses	227,776	198,853	28,923	14.5%
General and administrative	3,395,729	4,020,941	(625,212)	(15.5%)
Total Operating Expenses	24,293,753	22,545,470	1,748,283	7.8%

Loss from continuing operations	(3,578,755)	(3,718,103)	139,348	(3.7%)

(Loss)/Gain from discontinued operations	(8,950,653)	(1,865,895)	(7,084,758)	379.7%

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	207,956	(513,471)	721,427	(140.5)
Interest	(2,098,459)	(1,887,677)	(210,782)	11.2%
Other income (expense)	91,744	216,585	(124,841)	(57.6%)
Total Other Income (Expense)	(1,798,759)	(2,184,563)	385,804	(17.7%)
Net loss before noncontrolling interest	(14,328,167)	(7,768,561)	(6,559,606)	84.4%
Noncontrolling interest share of subsidiary net income	(9,089)	7,361	(16,450)	(223.5%)
Net loss	$(14,337,256)	(7,761,200)	$(6,576,056)	84.7%

Our large expenses, for example truck lease and financing costs, tend to be fixed. These expenses represent a significant use of cash flow. Our driver payroll fluctuates with the freight shipped; however, we do have fixed payroll expenses for the office, management and the shop that do not decline in correlation to the reduction on freight income. We attempted to reduce operating expenses during fiscal 2012, but significant expenses related to noncash compensation resulted in increased overall expenses and operating losses. We believe a reduction in these noncash expenses and of cost reduction efforts will be reflected in the future.

Seasonality

Typically, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, our fiscal fourth quarter results have historically has been lower than results in each of the other three quarters of the fiscal year excluding charges. Our equipment utilization typically improves substantially in the first and second fiscal quarters of each fiscal year because of the trucking industry's seasonal shortage of equipment.  It is during these periods that most U.S. manufacturing firms conduct the heaviest shipment volumes of the year.  Moreover, industry capacity is further stretched during these periods by agriculture-related seasonal demand for trucking services.

Revenues

For the fiscal year ended March 31, 2012, we reported revenues of $20,714,998 as compared to revenues of $18,827,367 for the fiscal year ended March 31, 2011, an increase of $ 1,887,631 or 10%. The increase is due to the combination of fuel surcharge assessments (75%) as well as an increase in freight revenue related to the slowly recovering U. S. economy (25%).

Operating Expenses

Our total operating expenses increased 7.8% to $24,293,753 for the fiscal year ended March 31, 2012, as compared to $22, 545,470 for the fiscal year ended March 31, 2011. These changes include:

Rents and Transportation. For the fiscal year ended March 31, 2012, rents and transportation costs were $4,109,906 as compared to $4,301,760 for the fiscal year ended March 31, 2011, a decrease of $191,854 or 4.5%. The decrease was primarily due to increased brokerage of trucks and trailers to supplement our existing fleet.

Wages, salaries and benefits. For the fiscal year ended March 31, 2011, wages, salaries and benefits costs were $5,591,171 as compared to $5,967,553 for the fiscal year ended March 31, 2012, an increase of $376,382 or 6.7%. The increase was due primarily to the increased miles driven.

Fuel and fuel taxes. For the fiscal year ended March 31, 2011, the cost of fuel and fuel taxes were $5,526,923 as compared to $6,949,144 for the fiscal year ended March 31, 2012, an increase of $1,422,221 or 25.7%. The increase was due primarily to fuel price instability.  The operating companies recouped virtually all of this added cost by charging their shippers a fuel surcharge.

Depreciation and amortization. For the fiscal year ended March 31, 2012, depreciation and amortization costs were $2,605,052 as compared to $2,179,827 for the fiscal year ended March 31, 2011, an increase of $425,225 or 19.5%. This increase is due to the impairment of certain business property that we sold for less than book value in July 2012.

Insurance and claims. For the fiscal year ended March 31, 2012, insurance and claims costs were $1,038,593 as compared to $725,995  for the fiscal year ended March 31, 2011, an increase in of $312,548  or 43.1%, which we believe is in line with industry-wide insurance rate increases for the period.

Operating taxes and licenses For the fiscal year ended March 31, 2011, operating taxes and licenses costs were $198,853 as compared to $227,766 for the fiscal year ended March 30, 2012, an increase of $28,923 or 14.5%. We believe this is, in part related to the increase in mileage and numbers of trucks described above.

General and administrative expenses. General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of services and include managerial salaries, legal fees and rent and utilities. General and Administrative expenses were $3,395,729 for the fiscal year ended March 31, 2012 as compared to fiscal year ended March 31, 2011, when general and administrative expenses costs were $4,020,941 , a decrease of $625,212 or 15.5%. This decrease resulted primarily from decreased noncash compensation and noncash professional services expenses.

Loss from Continuing Operations

We reported a loss from continuing operations of $3,578,755 for the fiscal year ended March 31, 2012 as compared to a loss from operations of $3,718,103 for the fiscal year ended March 31, 2011, a decrease of $139,348 or 3.7%. The decreased loss was a result of increased sales and lower non-general and administrative operating expenses as discussed above.

Discontinued Operations

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

We incurred a loss of $335,769 and $1,529,034 for the years ended March 31, 2012 and 2011, respectively, associated with this transaction and have reserved $1,893,269 to cover any liabilities incurred in relation to it.

Additionally,  Effective June 30, 2012, we sold 100% of the issued and outstanding shares of common stock of Triple C Transport to Deep South, LLC, of Pineville, LA.  Under the terms of the purchase agreement, Deep South receives all right, title, and interest to the shares for a total purchase price of $1.00 and the issuance to Deep South of an aggregate of 5,000,000 shares of our common stock.

Integrated Freight Services

In February 2011, we formed Integrated Freight Services ("IFS") in Sarasota, Florida.  IFS was a startup company whose initial mission was to function as a freight broker that could serve the needs of all our subsidiary companies.  Shortly after IFS commenced freight operations, Triple C Transport began the wind down of its operations (above) and IFS was forced to change its mission to brokering the refrigerated cargo previously hauled by Triple C.

Cross Creek Trucking

On April 1, 2011 we acquired Cross Creek Trucking of Central Point, Oregon.  At the date of acquisition, Cross Creek had marginal cash flow due to its extremely aggressive equipment financing terms.  During that same period, market fuel prices spiked upward sharply and remain high.  Although Cross Creek employed a fuel surcharge program, it was unable to recover the increased fuel costs from its customers resulting in insufficient cash flow.  Portions of the Cross Creek fleet were redeployed to Nebraska to haul IFS cargo in order to maintain those customer relationships and to recapture a higher level of fuel surcharge.  In December 2011 we discontinued operations at Cross Creek and IFS.  For the year ended March 31, 2012 we lost $8,588,445 in the discontinued operations for Cross Creek Trucking.  We continue be liable to the former owner of Cross Creek in the amount of $3,821,758, including $76,144 of accrued interest at March 31, 2012.

Effective June 30, 2012, we sold 100% of the issued and outstanding shares of common stock of both Cross Creek Trucking of Central Point, OR and Integrated Freight Services of Sarasota, FL to Deep South, LLC of Pineville, LA.  Under the terms of the purchase agreement, Deep South receives all right, title, and interest to the shares for a total purchase price of $1.00 and the issuance to Deep South of an aggregate of 5,000,000 shares of our common stock.

We  have reserved $2,127,582 to cover any liabilities associated with this transaction .

Other Income (Expenses)

We reported total other expense of $1,798,759 for the fiscal year ended March 31, 2012 as compared to  $2,184,563 for the fiscal year ended March 31, 2011 , a decrease of $385,804 or 17.7%. While interest expense continues to increase due to a greater debt level, other income from disposition of revenue equipment also decreased during the period. Other income and expense reflects interests costs (net of interest income), including derivatives, as discussed below.

Interest expense for the fiscal year ended March 31, 2012 was $2,098,459 compared to $1,887,677 for the fiscal year ended March 31, 2011, an increase of $210,782 or 11.2%. This was due to greater debt levels associated with the Cross Creek discontinued operation.

We had a gain on derivatives of $207,956 for the year ended March 31, 2012, as compared to derivative expense of $513,471on the sale of convertible notes for the fiscal year ended March 31, 2011.

Net Loss

We reported a net loss of $14,337,256 for the fiscal year ended March 31, 2012 as compared to a net loss of $7,761,200 for the fiscal year ended March 31, 2011, an increase of $6,756,056. The increase was a result discontinued operations, offset partially by derivative gains resulting from our sale of convertible debentures, operating gains, and gains from the sale of equipment.

Segments

Morris Transportation

For the fiscal year ended March 31, 2011, Morris Transportation had revenues of $11,135,967 compared with revenues of $11,322,844 for the fiscal year ended March 31, 2012, an increase of $186,877 or 2%. This increase is primarily due to a general improvement in market demand for the trucking industry.

For the fiscal year ended March 31, 2011, Morris Transportation had net income of $297,047 compared with net loss of $56,620 for the fiscal year ended March 31, 2012, a decrease of $353,667. This decrease is primarily due to fuel and insurance expenses.

Total assets at March 31, 2011, were $3,621,863, as compared to total assets of $4,293,671 as of March 31, 2012, an increase of $671,808. This increase is primarily due to the purchase of new tractors.

Smith Systems Transportation

For the fiscal year ended March 31, 2011, Smith Systems Transportation had revenues of $7,691,400 compared with revenues of $9,392,154 for the fiscal year ended March 31, 2012, an increase of $1,700,754 or 22%. This increase is primarily due to increased petroleum charges. a general improvement in the trucking industry in the Central and Mountain Time zones of the United States and specifically to much stronger demand in the hazardous waste market.  Smith was able to service this significant increase in demand by rapidly expanding its capacity with independent contractor drivers.

Smith Systems Transportation had net income of $55,605 for the fiscal year ended March 31, 2012 compared with a net income of $338,000  for the fiscal year ended March 31, 2011, decrease of $282,395. This decrease is primarily due to compensation expenses.

Total assets were $4,455,051 at March 31, 2012 as compared to total assets of $2,681,427 at March 31, 2011, an increase of $1,773,624.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons related to continuing operations between March 31, 2012and March 31, 2011.

March 31, 2012		March 31, 2011	$ change	% change

Working Capital	$(12,145,973)	$(4,099,229)	$(8,046,744)	(66)%

Cash	83,152	54,158	28,994	35%
Accounts receivables, net	3,179,851	2,564,352	615,499	19%
Prepaid expenses and other assets	372,654	545,930	(173,276)	(46)%
Property and equipment, net	5,075,682	4,141,067	934,615	18%
Intangible assets, net	0	268,785	(268,785)	(100)%
Total Assets	8,791,942	7,810,572	981,370	11%

Bank overdraft	693,403	214,303	479,100	69%
Accounts payable	2,179,762	1,151,337	1,028,425	47%
Accrued liabilities	2,382,480	1,112,778	1,269,702	53%
Other liabilities	556,000	0	556,000	100%
Derivative liability	65,651	513,471	(447,820)	(682)%
Line of credit	740,236	895,153	(154,917)	(21)%
Notes payable	15,436,653	8,245,340	7,191,313	47%
Total Liabilities	26,269,061	13,897,695	12,371,366	47%
Common stock	43,868	31,575	12,293	28%
Additional paid-in capital	8,948,878	6,013,911	2,934,967	33%
Accumulated deficit	(26,803,706)	(12,475,539)	(14,328,167)	53%
Non-controlling interest	333,841	342,930	(9,089)	(3)%
Total Liabilities and Stockholders’ Deficit	$8,791,942	$7,810,572	$981,370	11%

Cash Flows and Working Capital

Our cash flow from operations is insufficient to meet current obligations. In fiscal year 2012 and 2011, we relied upon additional investment through sales of common stock and debentures in order to fund its operations. We anticipate the need to raise significant amounts of capital in order to fund its operations in the next fiscal year.

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. At March 31, 2012, we had $83,152 in cash and cash equivalents. We had receivables, net of allowances, of $3,179,851 and our current liabilities were $15,781,630.

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
We raised $82,500 from the sale of common stock to investors for the fiscal year ended March 31, 2012.

Operating Activities

Net cash used in operating activities for the fiscal year ended March 31, 2011 totaled $467,173 as compared to $296,195 for the fiscal year ended March 31, 2012, a decrease of $170,978. This change resulted primarily from the greater level of commercial activity in 2011, which resulted in the much greater net loss for the year ended March 31, 2011 offset by the larger noncash expenses in the same period. For the fiscal year ended March 31, 2011, we had a net loss of $7,761,200, along with non-cash items such as depreciation and amortization expense of $2,179,287, stock issued for services of $746,346, warrants issued for services of $318,750, stock based compensation of $177,000, stock issued for interest of $873,519, and debt discount amortization expense of $258,682,. During the fiscal year ended March 31, 2012, we experienced a net loss of $14,337,256; along with non-cash items such as depreciation and amortization expense $2,605,052.

Investing Activities

Net cash used in investing for the fiscal year ended March 31, 2011 was $168,311 as compared to no net cash used in investing activities of $1,613,368 (for equipment) for the fiscal year ended March 31, 2012. During the fiscal year ended March 31, 2011, we used cash of $100,000 for the purchase of Triple C Transport. We also purchased equipment for $68,311.

Financing Activities

Net cash provided by financing activities for the fiscal year ended March 31, 2011, was $470,563 as compared to net cash provided of $2,109,535 for the fiscal year ended March 31, 2012. For the fiscal year ended March 31, 2012, net cash provided by financing activities related to proceeds received from notes payable of $3,075,868 which were funds received from various lenders, proceeds from sale of common stock of $82,500, and repayments of $1,373,006 which were to pay down the balances on various notes related to the trucks and trailers.

Cash Requirements

At April 17, 2013, we had a nominal balance in cash and cash equivalents. As discussed below, this amount and our current accounts receivable collections may be adequate to maintain our current level of operations for 30 to 60 days, after which we would need additional capital or face a significant curtailment of operations.

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

●
A significant portion of our short term debt is in the hands of our subsidiary managers who, under the right circumstances, we believe may be willing to rework terms and to lengthen the maturity dates, as they have in the past, if that becomes necessary, lessening the short term debt on our balance sheet.

●
A significant amount of short term debt on our balance sheet is convertible into common shares and we are optimistic a meaningful amount of this debt will ultimately be converted, thus eliminating a meaningful amount of debt from our balance sheet.

●
We expect to continue to grow through acquisitions involving stock payments in lieu of cash. We expect this larger business base will give us an ever larger “platform” in order to more easily offset the corporate overhead and costs of being public.

●
In early 2012 as management was pursuing turnaround strategies and new sources of working capital, we were introduced to Fuselier and Company, a New Jersey-based turnaround company specializing in strategic investments in troubled companies.  On August 2, 2012 the IFCR board approved two actions:  1) an employment agreement in which Mr. David Fuselier became Chairman and CEO of IFCR and 2) a three-year consulting engagement agreement with Fuselier Consulting.  As a result of these agreements, the board approved a change of management of the Company.  Management believes that this restructuring is necessary to enabling the company to raise necessary working capital and achieve long-term profitability/viability.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Although we changed our independent accountant in August 2012 as reported on Form 8-K, we have not had any disagreement with our independent accountants during the past two fiscal years or the subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES.

307 – Disclosure controls and procedures: As of March 31, 2012, our principal executive and our acting principal financial officer, the same person, evaluated the effectiveness of our disclosure controls and procedures, and determined that we do not have any effective disclosure controls and procedures. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.”

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

308(a)(3) – Evaluation of our internal control over financial reporting: Pursuant to Rule 15d–15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on this evaluation, our management, with the participation of our principal executive and acting principal financial officer, who is the same person, concluded that our internal control over financial reporting was not effective. Management has identified the following material weakness in our internal control over financial reporting:

●	Until we can consolidate our accounting and banking functions, our ability to implement internal controls over financial reporting will be limited.
●	We do not have adequate software systems, personnel and other resources to assure that significant transactions are timely analyzed and reviewed.
●
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

●
Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise of effective control over financial reporting.

●
Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

308 (a)(4) – Absence of auditor’s attestation: This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

308(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and acting principal financial officer, who is the same person, we did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical information following the table provide information about our directors and executive officers.

NAME	AGE	POSITION	DIRECTOR SINCE

David N. Fuselier	52	Director, Chairman and Chief Executive Officer	2012
Henry P. Hoffman	62	Director, President and Chief Operating Officer	2008
Jackson L. Morris	68	Corporation Secretary	n/a
Matthew A. Veal	54	Interim Chief Financial Officer	n/a

Our stockholders elect our directors. Our directors serve terms of one year and are generally elected at each annual stockholders meeting; provided, that there is no assurance we will hold a stockholders’ meeting annually. We do not have any independent directors using the definition of independence contained in the NASDAQ listing rules. Our executive officers are elected by the board of directors and their terms of office are at the discretion of the board of directors, subject to terms and conditions of their respective employment agreements which we expect to enter into after the registration of which this prospectus is a part is effective. We have the authority under Florida law and our bylaws to indemnify our directors and officers against certain liabilities. We have been informed by the U.S. Securities and Exchange Commission that indemnification against violations of federal securities law is against public policy and therefore unenforceable.

Biographical Information About Our Directors And Executive Officers

David N. Fuselier has been elected as a director and chairman and been appointed to fill the vacancy in the position of chief executive officer, on a part-time basis. We expect Mr. Fuselier to devote a substantial portion of his working time to our business and affairs. For the last fifteen years, Mr. Fuselier has been the principal of Fuselier and Co., a private merchant banking firm engaged in corporate turnarounds. He is chairman and chief executive officer on a part-time basis of New Leaf Brands, Inc., a publicly traded company, beginning February 15, 2012. He is a graduate of Louisiana State University (MSJ) and Louisiana College (BA).

Henry P. (“Hank”) Hoffman serves as our director, president and chief operating officer and has over twenty-five years of executive management experience in the transportation industry.  Prior to joining IFCR, he was founder and President of SeaBridge Freight, a short sea intermodal barge business. Before joining SeaBridge, he was founder and Chairman of SiriCOMM, Inc., a wireless networking and applications service provider dedicated to the commercial trucking industry. He served as an officer in the United States Army for six years where he completed two successful command assignments. He earned a Bachelor of Science degree from the United States Military Academy, West Point, NY and an MBA from the University of Wisconsin, Oshkosh, WI.

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

Matthew A. Veal fills the statutory position of interim chief financial officer as a consultant. He has served in these capacities with Integrated Freight since  August 2011. Veal has served as chief financial officer for several public companies in the Sarasota, Florida area including his service at Evolucia, Inc. from its inception in 2004 through 2011. Veal earned a Bachelor of Science degree in accounting from the University of Florida in 1980.

Audit Committee/Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Name and principal position	Year	Base	Bonus	Total

Paul A. Henley, Chief Executive Officer (1)	2012	$175,000	none	$175,000

Henry P. Hoffman, President and Chief Operating Officer	2012	$175,000	none	$175,000

T. Mark Morris, General Manager of Morris Transportation	2012	$110,000	none	$110,000

Monte W. Smith, General Manager of Smith Systems Transportation (1)	2012	$110,000	none	$110,000

(1) Mr. Henley resigned effective February 29, 2012. Messrs. Smith and Morris resigned from our board of directors in August 2012 but continue to serve as officers of their respective, employing subsidiary companies.

Neither our chief executive officer nor our other highest paid executives received any form of compensation other than cash salary and bonus during the periods indicated. The salaries of Messrs. Morris and Smith were paid by their respective, employing subsidiary companies.

Employment Agreements

We have employment agreements with the named executive officers identified in the following table.

Name	Began	Ends (1)	Annual Cash Salary	Annual Increase	Bonus		Other

David N. Fuselier	August 2, 2012	August 2017	$150,000	5%	–	(2)	–
Henry P. Hoffman	July 3, 2012	July, 2014	$125,000	10%	–		–
T. Mark Morris	September 1, 2008	August 31, 2012	$110,000	–	$25,000	(2)	–
Monte W. Smith	September 1, 2008	August 31, 2012	$110,000	–	–	(2)	–
________________
(1) Subject to subsequent automatic annual renewals.
(2) Eligible for discretionary bonuses, upon board review and approval.  Mr. Fuselier’s annual bonus award based on the achievement of established financial goals as set forth annually by the Board. Our Board will research and establish an executive option pool, under which Mr. Fuselier will be a number of options to be determined to purchase shares of our common stock at an exercise price equal to the current market price (as defined) on the date of grant. The options will vest twenty percent on the date of grant and twenty percent on each subsequent anniversary date

Each employment agreement provides for payment of benefits provided to other employees, an automobile allowance, and an opportunity to earn a performance bonus.

On August 2, 2012, in connection with our employment of Mr. Fuselier, our board of directors approved a two-year consulting agreement with Fuselier Consulting LLC renewable for one year, to advise us on a corporate turnaround strategy. The compensation arrangement gives Fuselier the right to earn up to 13,330,000 shares of our common stock in 2012 and ten million shares thereafter annually through the term of the agreement. Under the terms of the consulting agreement, management of the two currently operating subsidiaries have full decision-making authority and operational control until such time as the personal guaranties by their respective management of their respective equipment financing are eliminated, which we have an obligation to accomplish as quickly as may be reasonable.

We have entered into a five-year employment agreement with Mr. Fuselier, which provides an initial annual base salary of $150,000 with five percent annual increases, as reported on Form 8-K for the event date of August 2, 2012 .

Director Compensation

Directors who are not our employees will receive 25,000 shares of our common stock each quarter.

Compensation and Nominating Committees

We do not have compensation and nominating committees. These functions are provided by our full board of directors.

Shareholder communications.

We do not have a process for security holders to send communications to our board of directors and, we have not made a determination that it is appropriate for us not to have such a process.  Any shareholder communications addressed to the board or any director will be provided to all directors for consideration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Stock of Principal Stockholders, Directors and Management

The principal holders of our common stock are set forth in the following table. These principal stockholders include:

●	each of our directors and executive officers,
●	our directors and executive officers as a group, and
●	others who we know own more than five percent of our issued and outstanding common stock.

         We believe each of these persons has sole voting and investment power over the shares they own, unless otherwise noted.  The address of our directors and executive officers is our address.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

David N. Fuselier (1)	12,500,000	15.04%
Henry P. Hoffman	10,175,000	12.242%
Jackson L. Morris	5,500,000	6.618%
T. Mark. Morris (2)	5,431,458	6.535%
Matthew A. Veal	5,000,000	6.016%
Monte W. Smith (3)	930,000	1.119%
All Officers and Directors As a Group (6 persons) (3)	39,536,458	47.57%
Robert W. Papiri (4)	3,208,674	3.861%

[address - Note that all of the above use the Company’s address except Mr. Papiri whose address is 402 South Broadway, Suite 400 San Diego, CA 92101.]
______________
* Less than 1%.
(1) Includes 12,500,000  shares to be issued to Fuselier Consulting LLC, which is wholly owned by Mr. Fuselier.
(2)  Does not include the number of common shares into which 40,000,000 shares of our preferred stock because the terms of such preferred have yet to be established.
(3)  Does not include the number of common shares into which 50,000,000 shares of our preferred stock because the terms of such preferred have yet to be established.
(4)  Mr. Papiri is no longer a director of the company.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the 2012 fiscal year, we did not enter into any transactions with our directors, executive officers and persons who own more than five percent of our common stock, or with their relatives and entities they control.

We do not anticipate entering into any future transactions with our directors, officers and affiliates apart from normal employment transactions.

Jackson L. Morris and T. Mark Morris are not related.

We do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2012	2011
Audit Fees	$82,790	$82,000
Audit–Related Fees(1)	0	–
Tax Fees	–	–
All Other Fees	34,000	70,000
Total	$116,790	$152,000

Percentage of hours on audit engagement performed by non–full time employees: less than 50% of total time.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3.1	Articles of Domestication*
3.2	Articles of Incorporation*
3.3	Amended and Restated Bylaws*
4.1	Specimen Stock Certificate (not filed)
21	List of Subsidiaries.
31.1	Sarbanes–Oxley Certification for the principal executive officer, dated June 25, 2013.
31.2	Sarbanes–Oxley Certification for the principal financial officer, dated June 25, 2013.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 which is dated June 25, 2013.
* Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

Date: June 25, 2013	By:	/s/ David N. Fuselier
David N. Fuselier
Principal Executive Officer and Principal Accounting Officer

Signature and Name:	Capacity in which signed:	Date:

/s/ David N. Fuselier	Director, Chairman, Chief Executive Officer	June 25, 2013
David N. Fuselier	and Principal Accounting Officer

/s/ Henry P. Hoffman	Director, President and Chief Operating Officer	June 25, 2013
Henry P. Hoffman

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Integrated Freight Corp.

We have audited the accompanying balance sheet of Integrated Freight Corp as of March 31, 2012, and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of and for the year ended March 31, 2011 were audited by another auditor who expressed an unqualified opinion on July 13, 2011.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Freight Corp. as of March 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
June 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Integrated Freight Corporation

We have audited the accompanying consolidated balance sheet of Integrated Freight Corporation and Subsidiaries as of March 31, 2011 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Freight Corporation and Subsidiaries, as of March 31, 2011 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a negative working capital position and a stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
July 13, 2011

INTEGRATED FREIGHT CORPORATION

Consolidated Balance Sheets

	March 31, 2012	March 31, 2011
Assets
Current assets:
Cash	$83,152	$54,158
Accounts receivables, net of allowance for doubtful accounts of $50,000	3,179,851	2,564,352
Prepaid expenses and other assets	372,654	545,930
Total current assets	3,635,657	3,164,440

Property and equipment, net of accumulated depreciation	5,075,682	4,141,068
Intangible assets, net of accumulated amortization	-	268,785
Assets of discontinued operations	80,603	236,279
Total assets	$8,791,942	$7,810,572

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$693,403	$214,303
Accounts payable	2,179,762	1,151,337
Accrued expenses and other liabilities	2,382,480	1,112,778
Other Liabilities	556,000	-
Line of credit	740,236	895,153
Notes payable - related parties	5,116,595	1,180,987
Current portion of notes payable	4,113,154	2,709,111
Total current liabilities	15,781,630	7,263,669

Derivative liability	65,651	513,471
Notes payable - related parties	206,412	120,000
Notes payable, net of current portion and debt discount	6,168,077	4,235,242
Liabilities of discontinued operations	4,047,291	1,765,313
Total long-term liabilities	10,487,431	6,634,026

Total liabilities	26,269,061	13,897,695

Stockholders’ deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
43,865,606 and 31,574,883 shares issued and outstanding at March 31, 2012 and	43,868	31,575
March 31, 2011, respectively
Additional paid-in capital	8,948,878	6,013,911
Accumulated deficit	(26,803,706)	(12,475,539)
Total Integrated Freight Corporation stockholders’ deficit	(17,810,960)	(6,430,053)
Non controlling interest	333,841	342,930
Total stockholders’ deficit	(17,477,119)	(6,087,123)

Total liabilities and stockholders’ deficit	$8,791,942	$7,810,572

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Operations

	Year Ended
	December 31,
	2012	2011

Revenue	$20,714,998	$18,827,367

Operating Expenses
Rents and transportation	4,109,906	4,301,760
Wages, salaries and benefits	5,967,553	5,591,171
Fuel and fuel taxes	6,949,144	5,526,923
Depreciation and amortization	2,605,052	2,179,827
Insurance and claims	1,038,593	725,995
Operating taxes and licenses	227,776	198,853
General and administrative	3,395,729	4,020,941
Total Operating Expenses	24,293,753	22,545,470

Loss from continuing operations	(3,578,755)	(3,718,103)

(Loss)/Gain from discontinued operations	(8,950,653)	(1,865,895)

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	207,956	(513,471)
Interest	(2,098,459)	(1,887,677)
Other income (expense)	91,744	216,585
Total Other Income (Expense)	(1,798,759)	(2,184,563)
Net loss before noncontrolling interest	(14,328,167)	(7,768,561)
Noncontrolling interest share of subsidiary net income (loss)	(9,089)	7,361
Net loss	$(14,337,256)	$(7,761,200)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.14)	$(0.24)
Loss from discontinued operations	(0.23)	(0.08)
Net loss per common share-basic and diluted	$(0.37)	$(0.31)

Weighted average common shares outstanding - basic and diluted	38,729,546	24,662,809

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
For the Year Ended March 31, 2012 and 2011

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at March 31, 2010	21,089,333	$21,089	$1,171,790	$(4,714,339)	$335,569	(3,185,891)
						-
Issuance of common stock for compensation	202,042	202	176,798	—	—	177,000
						-
Noncontrolling interest share of subsidiary's net income	—	—	—	—	7,361	7,361
						-
Warrants issued as compensation for services rendered	—	—	318,750	—	—	318,750
						-
Debt discount attributable to convertible notes payable	—	—	223,553	—	—	223,553
						-
Sale of common stock	2,420,000	2,420	851,580	—	—	854,000
						-
Issuance of stock as part of debt agreement	723,333	723	615,743	—	—	616,466
						-
Issuance of stock for maturity extension of note payable	150,000	150	133,350	—	—	133,500
						-
Common stock issued to acquire Triple C Transport	2,000,000	2,000	214,424	—	—	216,424
						-
Common stock issued upon exercise of warrants	185,185	185	(185)	—	—	-
						-
Common stock issued in exchange for services	1,433,333	1,433	744,913	—	—	746,346
						-
Issue of common stock upon conversion of debentures	3,371,657	3,372	1,563,195	—	—	1,566,567

Net loss	—		—	(7,761,200)	—	(7,761,200)

Balance at March 31, 2011	31,574,883	$31,574	$6,013,911	$(12,475,539)	$342,930	(6,087,124)

Issuance of common stock for compensation	616,000	616	196,054	—	—	196,670

300,000 Warrants issued as compensation for extension of note payable	—	—	73,038	—	-	73,038

400,000 Warrants issued as compensation for services rendered	—	—	79,600	—	—	79,600

Issuance of stock in escrow as part of agreement to acquire Discontued Operation	1,056,320	1,056	408	—	—	1,464

Sale of common stock	1,000,000	1,000	49,000	—	—	50,000

Issuance of stock as part of antidilution provision of debt agreement	650,000	650	207,350	—	—	208,000

Common stock issued to acquire Discontinued Operation	2,500,000	2,500	997,500	—	—	1,000,000

Common stock issued upon exercise of warrants	325,000	325	32,175	—	—	32,500

Issue of common stock upon conversion of debentures	366,300	367	29,208	—	—	29,575

116,000 Warrants issued as compensation for issuance of note payable	—	—	28,243	—	-	28,243

1,500,000 warrants issued to acquire Discontinued Operation	-	-	542,237	—	—	542,237

Common stock issued for services to acquire Discontinued operation	556,250	557	221,943	—	—	222,500

Common stock issued in exchange for services	363,636	364	99,636	—	—	100,000

Common stock issued in exchange for services	500,000	500	59,500	—	—	60,000

Common stock issued in exchange for services	600,000	600	35,400	—	—	36,000

Common stock issued in exchange for services	100,000	100	11,900	—	—	12,000

Common stock issued in exchange for services	1,000,000	1,000	59,000	—	—	60,000

Issue of common stock upon conversion of debentures	884,956	885	16,815	—	—	17,700
						-
Issue of common stock related to settlement of amount due to officer	769,231	770	99,230	—	—	100,000

Issue of common stock in settlent of lawsuit with former officer	50,000	50	6,450	—	—	6,500

Issue of common stock related to debentures	453,030	454	35,780	—	—	36,234

Issue of common stock related to debentures	500,000	500	54,500	—	—	55,000

Noncontrolling interest share of subsidiary's net income	—	—	—	—	(9,089)	(9,089)

Net loss before noncontrolling interest	—	—	—	(14,328,167)	—	(14,328,167))
Balance at March 31, 2012
	43,865,606	$43,868	$8,948,878	$(26,803,706)	$333,841	(17,477,119)

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	March 31,
Cash flows from operating activities:	2012	2011
Net loss	$(14,328,167)	$(7,761,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,605,052	2,179,827
Debt discount amortization	-	258,682
Stock and warrants issued for debt	-	873,519
Loss on asset dispositions	-	50,255
Minority interest in earnings of subsidiary	(9,089)	7,361
Stock issued for stock based compensation	873,270	177,000
Warrants issued for services performed	-	318,750
Warrants issued for interest	47,275	-
Stock issued for interest	400,515	-
Stock issued for services	-	746,346
Loss from discountinued operations	7,979,891	1,865,895
Increases/decreases in operating assets and liabilities
Accounts receivable	(615,499)	(257,614)
Prepaid expenses and other assets	173,276	(199,237)
Accounts payable and accrued expense	2,298,123	930,750
Derivative liability	108,180	513,471
Net cash (used) in/provided by operating activities	(467,173)	(296,195)

Cash flows from investing activities:
Purchase of property and equipment	(1,613,368)	(68,311)
Purchase of discontinued operations	-	(100,000)
Net cash used in investing activities	(1,613,368)	(168,311)

Cash flows from financing activities:
Repayments of notes payable	(1,373,016)	(1,478,123)
Proceeds of long term debt	3,075,868	906,240
Net proceeds/(repayments) from line of credit	(154,917)	140,109
Bank overdraft	479,100	47,337
Proceeds from the sale of common stock / exercise of warrants	82,500	855,000
Net cash (used) in/provided by financing activities	2,109,535	470,563
Net change in cash	28,994	6,057
Cash, beginning of period	54,158	48,101
Cash, end of period	$83,152	$54,158

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Cash Flows – (Continued)

	Year Ended	Year Ended
	March 31, 2012	March 31, 2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$55,615	$510,623
Schedule of noncash investing and financing transactions:
Common stock issued for acquisition of subsidiaries
Common stock issued in purchase	$1,542,237	$200,000
Notes payable issued in purchase	4,000,000	250,000
Less: assets received in purchase, net of cash	0	595,879
Plus: liabilities assumed during purchase	0	145,879
Minority interest	0	-
Net cash received at purchase	0	-

Capitalized Lease entered into by Subsidiary	$1,653,513	$0
Common stock issued for stock based compensation	$873,270	$177,000
Common stock and warrants issued for deferred finance costs, extension of loans and with notes payable	$400,515	$133,500
Common stock issued for conversion of debentures	$47,275	$1,566,567

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

●
A significant portion of our short term debt is in the hands of our subsidiary managers who, under the right circumstances, we believe may be willing to rework terms and to lengthen the maturity dates, as they have in the past, if that becomes necessary, lessening the short term debt on our balance sheet.

●
A significant amount of short term debt on our balance sheet is convertible into common shares and we are optimistic a meaningful amount of this debt will ultimately be converted, thus eliminating a meaningful amount of debt from our balance sheet.

●
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

Our consolidated financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our current and potential liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $83,152 and $54,158 at  March 31, 2012 and March 31, 2011.

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

Accordingly, the Company has a $50,000 allowance for uncollectible accounts and revenue adjustments as of March 31, 2012 and March 31, 2011.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, including any write-up in value measured at the time of acquisition of  operating subsidiaries. Depreciation of property and equipment is calculated on the straight-line method over the following estimated useful lives:

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Intangible Assets

The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. ASC 805 requires intangible assets acquired in a business combination to be recognized and reported separately from goodwill.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other. Our business combinations did not result in any goodwill as of March 31, 2012 and March 31, 2011.

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

Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. See Notes 2, 10, and 11 for the treatment of intangibles related to Triple C. No other impairment of intangibles has been identified as of March 31, 2011. However the Company wrote off as impaired its entire remaining investment of $6,015,000, including $1,410,112 of intangible costs, in Cross Creek Trucking, Inc. at March 31, 2012, due to the ceasing of its operations.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2012 and March 31, 2011 other than discontinued operations.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. During the years ended March 31, 2012 and 2011, advertising expense was $3,707 and $5,300, respectively.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of March 31, 2012 and March 31, 2011, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 6). Significant assumptions used in this model as of March 31, 2012 and March 31, 2011 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 172%, and risk-free rates of return of approximately 1-2%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At March 31, 2012 and March 31, 2011, the Company had $740,236 and $895,153 outstanding under its revolving credit agreement, and $15,604,236 and $8,245,340, including $5,323,007 and $1,300, 987 with related parties, outstanding under promissory notes with various lenders. The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable. The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

Concentrations of Credit Risk

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of March 31, 2012 and March 31, 2011, the Company's bank deposits did not exceed insured limits. The two largest customers represented 18% and 10% of our revenue for the year ended March 31, 2012, and our largest customer is indebted to us in the amount of $318,962.

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. At March 31, 2012 and March 31, 2011, management estimated $-0- in claims accrual above insurance deductibles.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

At March 31, 2012 and  March 31, 2011, there was no variance between the basic and diluted loss per share. The 14,394,890 and 12,463,890 warrants to purchase common shares outstanding at March 31, 2012 and March 31, 2011, were not included in the weighted-average number of shares computation for diluted earnings per common share, as the warrants are anti-dilutive. Also, the 6,698,292 and 6,514,111 shares potentially convertible into common stock underlying convertible notes payable were not included.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements through November 2012 (Update 2012-07) and does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter of 2012, and did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

Comprehensive Income (Loss)

Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss). There were no other components of comprehensive income (loss) other than the net loss for the three months ended March 31, 2012 and 2011, respectively.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 2. Discontinued Operations

As previously reported, on May 14, 2010, the Company had acquired 100% of the common stock of Triple C Transport, Inc. (“Triple C”). As was our practice with previous acquisitions, the former owners continued to manage the day to day operations of Triple C and it was leasing approximately ninety-one power units and ninety-nine trailers from companies owned by the former owners for payments equal to the payment those companies make on its financing agreements for that equipment, which was approximately $300,000 a month. Triple C headquarters was leased from another company owned by the former owners for approximately $5,250 per month. The acquisition agreement provided that one of the former owners would serve on the Company’s Board of Directors and he would be employed as the general manager of Triple C for three years. On June 30, 2012, we sold Triple C. See Note 14.

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

As of March 31, 2012, the Company estimated a loss in the amount of $1,864,802 to be realized upon completion of the rescission of this business unit, as well as an estimated operating loss of $335,769  to be incurred during the phase-out period. For the period May 14, 2010 through March 31, 2011 the Company incurred actual operating losses associated with this discontinued unit of $1,529,033. Current period legal fees incurred by the Company are being recorded within the Company’s financial statements and included in Accrued expenses and other liabilities at March 31, 2012.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

The aggregate purchase price was $6,015,000, including 2,500,000 shares of the Company’s common stock valued at $0.40 per share. Transaction costs of $795,000 were expensed in accordance with ASC 805 and included  as a discontinued operations expense on the Statement of Operations.

Summarized operating results for discontinued operations is as follows:
		May 14,
	Year	2010
	Ending	Through
	March 31,	March 31,
	2012	2011
Revenue	$15,607,011	$13,674,634
Operating Expenses	17,797,376	14,968,828
Operating Income (Loss)	(2,190,366)	(1,294,194)

Other Income (Expense)	(6,760,287)	(671,701)
Income (Loss) from operations	(8,950,653)	(1,865,895)
Income tax benefit
Gain (loss) to be recognized from discontinued operations, net of tax	$(8,950,653)	$(1,865,895)

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

Summary of assets and liabilities of discontinued operations is as follows:

	March 31,	March 31,
	2012	2011

Accounts Receivable	$-	$179,000
Fixed and Other Assets	80,603	57,279
Intangible Assets	-	-

Total assets from discontinued operations	$80,603	$236,279

Accrued liabilities and other current liabilities	$4,047,291	$1,765,313
Notes payable from discontinued operations	-	-

Total liabilities associated with discontinued operations	$4,047,291	$1,765,313

	$(3,966,688)	$(1,529,034)

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 3. Property and Equipment

Property and equipment consist of the following at March 31, 2012:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$-	$1,969
Tractors and Trailers	-	5,585,142	4,758,585	10,343,727
Vehicles	-	64,280	114,407	178,687
Furniture, Fixtures and Equipment	-	221,828	320,949	542,777
Less: accumulated depreciation	-	(2,732,368)	(3,259,113)	(5,991,481)
Total	$-	$3,140,851	$1,934,831	$5,075,862

Depreciation expense totaled $1,460,088 for the year ended March 31, 2012.

Property and equipment consist of the following at March 31, 2011:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$809,266	$811,235
Tractors and Trailers	-	5,498,173	5,144,477	10,642,650
Vehicles	46,472	64,280	114,406	225,158
Furniture, Fixtures and Equipment	68,610	221,828	298,566	589,004
Less: accumulated depreciation	(27,792)	(3,529,092)	(4,570,095)	(8,126,979)
Total	$87,290	$2,257,158	$1,796,620	$4,141,068

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

These intangible are as follows:

	March 31,	March 31,
	2012	2011
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	891,958	891,958

Total intangible assets	1,935,251	1,935,251
Less: accumulated amortization	(1,935,251)	-1,666,466
Intangible assets, net	$0	$268,785

In addition, when the Company originally purchased Triple C (see Notes 2 and 11) $466,424 of identified intangible assets were recognized. However, when the Company rescinded the Triple C purchase and reported Triple C as a “discontinued operation” previously identified intangible assets of Triple C were reported as impaired. Additionally, the excess of the consideration paid to acquire Cross Creek Trucking, Inc. (see note 2 above) has been impaired and charged to discontinued operations.

Amortization expense totaled $280,220 for the year ended March 31, 2012. Amortization expense for the year ended March 31, 2011 was $774,646, including $466,424 applicable to discontinued operations.

Note 5. Line of Credit

Morris Revolving Credit
At March 31, 2012 and March 31, 2011, Morris has $740,236 and $895,153 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due August 27, 2012. The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 6. Notes Payable

Notes Payable owed by Morris consisted of the following:

	March 31, 2012	March 31, 2011

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$383,868	$1,191,577

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	669,204	450,942

Note payable to Chrysler Credit, payable in monthly installments of $5,687 including interest, through November 2011, with interest at 6.9%, secured by equipment	-	50,298

Note payable to Wells Fargo Bank, payable in monthly installments ranging from $569 to $5,687 including interest, through March 2017, with interest rates ranging from 7.00% to 7.25%, secured by equipment	379,702	92,606

Note payable to Mack Financial Services, payable in monthly installments of $8,359 including interest, through May 2016, with interest at 7.19% secured by equipment.	360,269	-

Note payable to Mack Financial Services, payable in monthly installments of $2,105 including interest, through May 2016, with interest at 7.19% secured by equipment.	92,327	-

Note payable to Volvo Financial Services, payable in monthly installments ranging from $1,884 to $6,408 including interest, through October 2016, with interest rates ranging from 7.00% to 7.50%, secured by equipment	911,054	-

Note payable to a local dealer, payable in monthly installments of $499 though April 2013	12,027	-

Totals	$2,808,451	$1,785,423

Notes payable owed by Smith consisted of the following:

	March 31, 2012	March 31, 2011

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$1,430,596	$1,803,578

Notes payable to bank, payable in monthly instaments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,507,639	1,530,191

Note payable to Platte Valley National Bank, payable in monthly installments of $1,471 with interest, through May 2011, with interest at 6.75%, collateralized by vehicle.	-	19,689

Note payable to Floyds, payable in monthly installments of $2,084, through November 2012, with interest at 8%, secured by a vehicle.	70,564	37,062

Note payable to Nissan Motors, payable in monthly installments of $505 including interest, through June 2011, with interest at 5.6%, secured by a vehicle.	-	1,225

Capitalized leases payable to Penske, payable in monthly installments of $1,671 to $2,577 including interest, through April 2018, with interest at 9%	1,518,728

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	24,242	30,113

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	652,942	686,999

Total	$5,204,711	$4,108,857

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Notes payable owed by Integrated Freight Corporation consisted of the following:

	March 31, 2012	March 31, 2011

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$1,133,101	$1,160,476

Note payable to Ford Credit, payable in monthly installments of $885 including interest, through Octber 2013, with interest at 16.84%, collateralized by a truck, used by an executive.	-	25,141

Note payable to Ally, payable in monthly installments of $715 including interest, through October 2016, with interest at 7.74%, collateralized by a truck, used by former executive.	-	38,821

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.	45,115	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, through March 2012 and a final payment of $222,640 on June 30, 2012, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock	572,500	-

Convertible promissory notes with an investment firm, simple interest of 8%, due in May 2012, convertible at the option of the holder at
prices as defined.	186,555

Original Issue Discount Senior Debenture with an investment firm, due
April 2012, secured by Equipment.	343,200

Less: unamortized discount on notes payable	(12,402)	(219,480)

Totals	$2,268,069	$1,050,073

Summary

	IFC	Morris	Smith	Total

Current portion of notes payable & other	$2,268,069	$909,025	$936,060	$4,113,154

Notes payable, net of current portion	-	1,899,426	4,268,651	6,168,077

Total as of March 31, 2012	$2,268,069	$2,808,451	$5,204,711	$10,281,231

Current portion of notes payable	$1,001,284	$1,115,818	$592,009	$2,709,111

Notes payable, net of current portion	48,789	669,605	3,516,848	4,235,242

Total as of March 31, 2011	$1,050,073	$1,785,423	$4,108,857	$6,944,353

	Year Ending		Capital
	March 31,	Debt	Lease	Total
	2013	$3,773,564	$339,590	$4,113,154
	2014	3,907,217	279,894	4,187,111
	2015	368,335	172,094	540,429
	2016	395,856	188,238	584,094
	2017	317,532	99,780	417,312
	Thereafter	-	439,131	439,131

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

The Company valued the Notes Payable at their face value and calculated the beneficial conversion feature of the warrants using Black Scholes in deriving a discount that is being amortized over the term of the Notes as interest expense using a straight line method.

The Company has a significant amount of its long-term obligations that are in default for either nonpayment of interest or debt obligations in which the maturity dates have passed that have been triggered in status to current. The Company is currently in negotiation with these debt holders and intends to extend the terms of the maturity dates or convert the debt into equity. See Note 10 -Subsequent Events – for an overview of the results of such negotiations since March 31, 2012.

During the year ended March 31, 2011, the Company entered into convertible notes (the “Agreements”) with an investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $189,000 (the “Convertible notes”). The convertible notes bear interest at 15% and maturity dates of  one year from the date of issuance. The convertible notes , along with other notes from the same investor in previous years are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to $0.30, which would be approximately 3.3 million shares at March 31, 2012.

During the year ended March 31, 2012, the Company entered into convertible notes with an investor pursuant to which the Investor purchased an aggregate principal amount of $184,000 (the “Convertible notes”). These convertible notes bear interest at 8% (effective rate of 13%)  and maturity dates six months from the dates of issuance. The convertible notes are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to an average of 53% of market. These notes were convertible into approximately 7.0 million shares at March 31, 2012.

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

The fair value of the derivative liability at March 31, 2012 and March 31, 2011 was $65,651 and $513,471, respectively and are reflected on the Consolidated Balance Sheets. During the year ended March 31, 2012 the change in fair value of $447,820 was comprised of $208,000 of stock issued in payment of previously described “full ratchet” provisions and $207,956 change in fair value reflected on the Consolidated Statements of Operations.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 7. Related Party Notes Payable

Notes payable owed by the Company to related parties are as follows:

	March 31, 2012	March 31, 2011

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$130,704	$562,944

Collateralized Notes Payable due October 2012, with
interest of 9.9%, collateralized by equipment as defined.	645,276	-

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 15, 2011.	210,000	210,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Morris, with interest of 8%, secured by all shares of Morris common stock, principal and interest due May 15, 2011.	195,000	0

Amounts payable to related party, from acquisition described in note 11, to previous owners of Triple C, payment due November 10, 2010. The Company is currently in litigation and The Company has rescinded this aquisition to extend maturity.	150,000	150,000

Note payable to shareholder, with interest at 8.5%, due on demand.	206,410	328,138

Note payable to shareholder, with interest at 8.0%, due on demand.	40,000	40,000

Note payable to shareholder, with interest at 5.0%, due on June 1, 2011.	-	9,900

Note payable to related party, from acquisition described in note 11, to previous owners of Cross Creek, with interest at 5.0%, principal and interest due on March 31, 2019.	3,745,615	-

Total	$5,323,005	$1,300,982

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 8. Income Taxes

At March 31, 2012, the Company estimated that it had approximately $23,100,000 of net operating loss carry forwards, which if unused will expire through 2031.

The Company and some of its operating entities are delinquent in filing certain of its income (2009-2011) and payroll tax returns (for the year 2010)  in certain jurisdictions, but the Company believes it has sufficient loss carryforwards available for any income tax liability that may be due and has set aside sufficient reserves in accounts payable, accrued expenses and other liabilities for any payroll tax obligations. The Company is subject to audit for all tax returns from 2009 to 2012.

The provision for income taxes consisted of the following:

	2012	2011
Current	$-	$-
Deferred	-	-
Total	$-	$-

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

	2012	2011
U.S. federal statutory rates	-34%	-34%
State income tax, net of federal tax benefits	-3.5%	-3.5%
Permanent differences	7.35%	8.19%
Increase in deferred tax asset valuation allowance	30.15%	29.31%
Effective tax rate	-%	-%

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

	2012	2011
Deferred tax assets:
Net operation loss	$23,100,000	$10,486,000
Accumulated amortization
on intangible assets	1,124,000	854,000
Warrants for services	690,000	120,000
Allowance for bad debt	19,000	19,000
Total	$24,899,000	$11,479,000

Less: Valuation allowance	-24,899,000	(11,479,000)
Net deferred tax asset	$-	$-

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements
Note 9. Shareholders’ Deficit

Common Stock

2012

In April, 2011, the Company issued 616,000 shares of common stock as compensation under contract. The stock was valued at $0.32 per share, its fair market value at the date of issuance.

In April, 2011, the Company issued 1,056,230 shares of common stock in escrow as compensation under contract to acquire discontinued operation. The stock was not valued as it was issued in escrow.

In April, 2011, the Company sold 1,000,000 shares of common stock. The stock was sold for $.05 per share.

In April, 2011, the Company issued 650,000 shares of common stock as part of an antidilution arrangement for several of its notes payable. The stock was valued at $0.32 per share, its fair market value at the date of issuance.

In April, 2011, the Company issued 2,500,000 shares of common stock to acquire a discontinued operation. The stock was valued at $0.40 per share, its fair market value at the date of issuance.

In April, 2011, the Company issued 325,000 shares of common stock for the exercise of warrants. The stock was exercised at $0.10 per share.

In April, 2011, the Company issued 366,300 shares of common stock for the conversion of $29,575 in debentures. The debentures were converted at $0.08 per share.

In April, 2011, the Company issued 556,250 shares of common stock as compensation under contract to acquire discontinued operation. The stock was valued at $0.40 per share, its fair market value at the date of issuance.

In April, 2011, the Company issued 363,636 shares of common stock as compensation under contract. The stock was valued at $0.28 per share, its fair market value at the date of issuance.

In July, 2011, the Company issued 500,000 shares of common stock as compensation under contract. The stock was valued at $0.49 per share, its fair market value at the date of issuance.

In July, 2011, the Company issued 600,000 shares of common stock as compensation under contract. The stock was valued at $0.06 per share, its fair market value at the date of issuance.

In July, 2011, the Company issued 100,000 shares of common stock as compensation under contract. The stock was valued at $0.12 per share, its fair market value at the date of issuance.

In July, 2011, the Company issued 1,000,000 shares of common stock as compensation under contract. The stock was valued at $0.06 per share, its fair market value at the date of issuance.

In July, 2011, the Company issued 884,956 shares of common stock for the conversion of $17,700 in debentures. The debentures were converted at $0.02 per share.

In July, 2011, the Company issued 769,231 shares of common stock as compensation under contract in settlement of amounts due to an officer. The stock was valued at $0.13 per share, its fair market value at the date of issuance.

In July, 2011, the Company issued 50,000 shares of common stock as compensation under contract to a former officer. The stock was valued at $0.13 per share, its fair market value at the date of issuance.

In October, 2011, the Company issued 453,030 shares to a lender in connection with a loan. The stock was valued at $0.08 per share, its fair market value at the date of issuance.

In November, 2011, the Company issued 500,000 shares to a lender in connection with a loan. The stock was valued at $0.11 per share, its fair market value at the date of issuance.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

Warrants to Purchase Common Stock

2012

In April, 2011, the Company issued 300,000 common stock warrants to various holders, at an exercise price ranging of $0.25, with a termination period of 6 years, relating to the extension of debt obligations.

In June, 2011, The Company issued 400,000 common stock warrants, with an exercise price of $0.20, an expiration date of 3 years, relating to services provided to the Company.

In August, 2011, the Company issued 116,000 common stock warrants to various holders, at an exercise price ranging from $0.30, with a termination period of 5 years, relating to the issuance of debt obligations.

In April, 2011, the Company issued 1,500,000 common stock warrants to various holders, as compensation under contract to acquire discontinued operation at an exercise of $0.40, with a termination period of 3 years.

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

The relative fair value of the warrants issued for the year ended March 31, 2012, calculated in accordance with ASC 470-20, Debt with Conversion and Other Options; totaled $12,402. The relative fair value of the warrants issued for the year ended March 31, 2011, totaled $219,480. The relative fair value of the warrants issued with the debenture has been charged to additional paid-in capital with a corresponding discount on the note payable. The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value.

A summary of the grant activity for the year ended March 31, 2012 and 2011 is presented below:

	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term
Balance, April 1, 2010	8,053,717	$0.14	1 years
Granted	5,655,650	0.47	5 years
Exercised	(333,333)	0.4	5 years
Expired/Cancelled	(972,144)	0.01	N/A

Balance, March 31, 2011	12,403,890	$0.23	3 years
Granted	2,316,000	0.34	5 years
Exercised	(325,000)	0.1	5 years
Expired/Cancelled	0	0	N/A

Balance, March 31, 2012	14,394,890	$0.25	3 years

As of March 31, 2012 and 2011, the number of warrants that were currently vested and expected to become vested was 14,394,980 and 12,403,980, respectively.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies

Operating Leases

The Company leases office space in Sarasota, Florida under a one year operating lease with two additional one year extensions at the option of the Company. Beginning August 1, 2010, the Company entered into a new lease for more space at $1,200 per month. The Company has accrued $35,711 towards this lease and has vacated the property. The Company also entered into a 60-month lease, at $7,700 per month; relating to IT hardware infrastructure, see litigation below. The Company is currently in default in all of these arrangements.

We have been paying rent for Smith Systems Transportation to a facility  owned by Colorado Holdings, a company controlled by Mr. Smith, Annual rental rate is $48,000, which we accrue but are not being required to pay until Smith Systems Transportation’s cash flow is adequate.

Employment Agreements

From time to time since 2008, the Company has entered into three year employment agreements with two executives of the Company. The Company is committed to pay the executives a total of approximately $450,000 per year, with certain guaranteed bonuses and increases. The agreements also call for bonuses if the executives meet certain goals which are to be set by the board of directors. A third executive left the Company in January, 2011 with certain portions of his employment agreement not yet funded. That former executive has commenced legal action against the Company – see Litigation-Note 10. Also, a second executive, the former CEO resigned in March, 2012, and all executives are owed $325,393 as a group.

Purchase Commitments

The Company’s purchase commitments for revenue equipment are always under negotiation and review. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $1MM to $3MM and are expected to be financed over an average of 4 to 7 years.

Litigation

The following table provides information about the litigation in which we are now engaged. The Company has reserved approximately $1.6 million in connection with these matters.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Active litigation:

Plaintiff Name	Defendant Name(s)	Case No.	Court	Basis of Claim and Amount

Hillair Capital Investments, L.P.	Integrated Freight Corporation, Smith Systems Transportation, Inc., Morris Transportation, Inc., Cross Creek Trucking, Inc., Paul Henley, Henry P. Hoffman, Matthew A. Veal	12-Civ-7164	U.S. District Court Southern District of New York	default on two notes totaling $339,660 Hillair is seeking $1,200,000 plus unspecified damages

Datum Corporation	Integrated Freight	2012 CA 003737 NC	Twelve Judicial	Unpaid and future
	Corporation		Circuit	rents under
			Sarasota County,	agreement
			Florida	$174,463.69.
Judgment entered in
favor of plaintiff.

Batten Capital	Integrated Freight	12OV1983-08	Superior Court,	Break-up fee for
Group, LLC	Corporation		DeKalb	unconsummated
			County, Georgia	financing $60,000.
Judgment entered in
favor of plaintiff.

Integrated Freight	Craig White and	11-248	District Court	Rescission of Stock
Corporation	Vonnie White		Douglas, Nebraska	Exchange
Agreement and
unspecified
damages. Summary
judgment entered
against defendant
due to lack of
defense.

Chapman	Integrated Freight	12-2302	U.S. District Court	Unpaid acquisition
Associates General	Corporation		Northern District of	fees and costs.
Business, Inc.			Illinois	Judgment for
$835,971.19 entered
in favor of plaintiff.

Alan Stone &	Integrated Freight	2012CA003801	15th Circuit Court,	Unpaid acquisition
Company, LLC	Corporation	MB	Palm Beach County,	fees and costs
			Florida	$31,000.00
Judgment for
$31,000 entered in
favor of plaintiff.

Luberski, Inc.	Integrated Freight	30-2012-00601745-	Superior Court for	IFCR's default on
	Corporation, Paul	CU-BC-CJC	State of California	two notes totaling
	Henley, Smith			$400,000 plus
	Systems			interest
Transportation, Inc.,
Morris
Transportation, Inc.,
Cross Creek
Trucking, Inc., and
DOEs 1-100,
inclusive

Weiss, as receiver for	Integrated Freight	11-CV-03130	U.S. District Court	Judgment for
the	Corporation		Northern District of	$167,000 entered in
Nutmeg/Fortuna			Illinois	favor of plaintiff.
Fund

Robins Consulting, LLC	Integrated Freight	DC13-00432	191st Judicial District	900,201.39 for
	Corporation		Dallas County	unpaid note accrued
			Texas	interest and decline
in value of stock

Morris Transportation, Inc.	Integrated Freight	CV13-52-4	In the Circuit Court of	Rescission and
	Corporation		Ashley County, Arkansas	Damages

Terry Brown Corporation	Integrated Freight	2012 OA868 3NC	Circuit Court	$59,502.70
	Corporation		in and for	plus interest
Sarasota County, Florida

Hampton Growth	Integrated Freight	SC119965	Superior Court of the	$135,835
Resources	Corporation		State of California	plus interest
County of Los Angeles
West Judicial District

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

Other settlements:

On August 25, 2011 we entered into a confidential settlement with Steven E. Lusty, our former chief operating officer, for breach of his employment agreement and unspecified damages. As part of the settlement for $150,000 we issued 50,000 common shares to Mr. Lusty and as of December 31, 2011 had paid a portion of the amounts outlined in the agreement. All other amounts have been previously recorded on our financial statements. Since December 31, 2011 we have been delinquent in a portion of the payments outlined in the agreement.

On April 16, 2012 we entered into a forbearance agreement with Michael S. DeSimone, former owner of Cross Creek Trucking, Inc. As part of the agreement we issued a confession of judgment to Mr. DeSimone in the amount of $3,745,415.54 plus accrued interest. All other amounts have been previously recorded on our financial statements. We agreed to pay $5,000 per month commencing September 1, 2012 and we are not currently in compliance with the agreement.

We incurred $84,372 of expenses in connection with our litigation for the year ended March 31, 2012.

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

Note 11. Related Party Transactions

We have been paying the mortgage payments for Morris Transportation, Inc. to an unrelated lender on behalf of an entity controlled by Mr. Morris as rent without a formal lease and intend to purchase the property at fair market value, as determined by appraisal, which may require us to refinance the mortgage. We are currently indebted to Logan Properties of Ashley County, LLC, the entity controlled by Mr. Morris, in the amount of $99,935.85.

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

$6,015,000

See Note 9 for description of warrants.

The Company wrote off the entire amount as a loss from discontinued operations for the quarter ended March 31, 2012 as a result of shutting down the facilities of Cross Creek and entering into a plan to dispose of its assets.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

	Revenue	Interest Expense	Depreciation and Amortization Expense	Net Income (Loss)	Total Assets	Capital Expenditures
Year Ended
March 31, 2012
IFC	$-	$1,676,364	$1,094,960	$(14,336,241)	$43,226	$-
Morris	11,322,844	181,322	1,067,622	(56,620)	4,293,671	2,323,176
Smith	9,392,154	240,773	442,470	55,605	4,455,051	1,891,016
	$20,714,998	$2,098,459	$2,605,052	$(14,337,256)	$8,791,948	$4,214,192

March 31, 2011
IFC	$-	$1,372,456	$989,658	$(6,867,213)	$1,271,185	$-
Morris	11,135,967	291,667	838,779	297,047	3,621,863	68,311
Smith	7,691,400	223,554	351,390	338,000	2,681,247	-
	$18,827,367	$1,887,677	$2,179,827	$(6,232,166)	$7,574,295	$68,311

See Note 2 for Discontinued segment results and note that non-controlling interests are not reflected.

Note 14. Subsequent Events

See Note 10 – Litigation – for Summary of recent legal activity. Effective June 30, 2012 the Company sold to Deep South Capital, LLC of Pineville, LA 100% of the shares of its subsidiary business, Cross Creek Trucking of Central Point, OR.  At the time of the sale, Cross Creek Trucking had ceased all operations.  In addition to the sale of the Cross Creek Trucking, the Company agreed to issue to Deep South a total of five million shares of its stock at the time of closing the transaction.

 Effective June 30, 2012 the Company sold to Deep South Capital, LLC of Pineville, LA 100% of the shares of its subsidiary business, Triple C Transport of Grand Island, NE.  At the time of the sale, Triple C Transport had ceased all operations.  In addition to the sale of the Triple C Transport stock, the Company agreed to issue to Deep South a total of five million shares of its stock at the time of closing the transaction.

 On August 3, 2012 the IFCR board of directors voted to engage Fuselier Consulting of Old Tappan, NJ (“Fuselierco”)  as its strategic business consultant.  Under terms of the three year agreement, Fuselierco will be accountable for consulting with management regarding the Company’s restructuring and turnaround planning and execution.  Fuselierco will be compensated with issuance of the Company’s stock.  The board directed the Company to issue to Fuselierco ten million shares of stock at signing and an additional two and a half million shares per quarter through the term of the agreement.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

On September 21, 2012 the Company’s agreement to sell the shares of Cross Creek Trucking to Deep South, LLC (above) was amended to also include 100% of the stock of Integrated Freight Services.  Integrated Freight Services provided brokerage services and was no longer conducting operations at the time of the transaction.

 On September 21, 2012 the Company’s agreement to sell the shares of Triple C Transport to Deep South, LLC (above) was amended to also include the $150,000 note payable to Triple C Transport’s original owners, Craig and Vonnie White.

 On April 16, 2012 the Company entered into a confession of judgment and forbearance agreement with Mike DeSimone, former owner of Cross Creek Trucking of Central Point, OR, authorizing DeSimone to receive a general judgment in the amount of $3,745,415.54 against the Company and its subsidiary company, Cross Creek Trucking.  The forbearance portion of the agreement calls for the Company to make payments of $5,000.00 on the first of each month beginning September 1, 2012 through August 1, 2014 at which time the balance of the principle, accrued interests, and other fees will be due and payable.  To date the Company is in compliance with the terms of this agreement.

 On various dates since the fiscal year end, the Company has reached full and complete settlements with employees, creditors and/or note holders.  These settlements include:

●	Officer and employee payments of $827,000 settled for $36,500 cash plus common shares;

●	Former subsidiary owners payments of $467,000 settled for $17,000 cash plus convertible preferred shares; and

●	Note holder payments of $357,000 settled for future cash payments of $135,000 plus convertible preferred shares.

In April 2013, the Company issued 247,500 shares valued at $0.1 per share in partial settlement of interest owed to note holders.

Note 15.  Subsequent Event – Disputed Subsidiary

On April 30, 2013, the Company received service of a suit brought by Mark Morris and Morris Transportation, Inc. alleging breach of contract, damages of a generally unspecified amount and seeking rescission of the Company’s 2008 purchase of one of our wholly owned subsidiaries, Morris Transportation, Inc. ("MTI").  The suit is filed in the Circuit Court in Ashley County, Arkansas, Case No. CV13-52-4.

The Company believes the claim for rescission is devoid of legal and factual merit, and as an equitable remedy, is barred by the principle of laches.  The Company would assert that Mr. Morris’ claims would be limited to amounts in default, plus interest, and specific performance on stock issues.  The Company substantially performed its financial obligations under the acquisition of MTI, in cash and in conversion promissory notes to stock.  The Company has every intention of satisfying any remaining outstanding obligation to Mr. Morris; of which Mr. Morris is aware.  Furthermore, the Company has made significant loans and advances to MTI, all of which Mr. Morris is aware, as both an officer of MTI and Board Member of the Company since 2008. The Company intends to consider counterclaims it may have against Mr. Morris. There is no assurance the Company will be able to devote the necessary legal resources to the case needed to prevail.  Furthermore, the time required to resolve the litigation may be long, with uncertainty as to the financial and operational impact of the outcome on the Company.  The remedy of rescission generally requires each party to return all consideration paid and received in the form of stock, notes and cash, beginning in 2008.  But, the Company may not recover the costs associated with the acquisition or investments subsequently made directly in MTI.  There is no assurance we will prevail in such litigation and therefore the outcome of the litigation may have a negative effect on the Company’s financials and prospects.

Nonetheless, the Company possesses rights beyond those provided in the August 2012 Board of Directors’ settlement and resolutions to which Mr. Morris was a signatory
Financial data related to the MTI segment are as follows:

Assets                          $4,293,671
Liabilities                      $4,253,252