Form 10-K
period 2014-03-31
INTEGRATED FREIGHT Corp
filed 2015-04-30
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
Commission file number: 000–14273

INTEGRATED FREIGHT CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

100 Main Street North 208 Southbury, Connecticut	06488
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (203) 628-7142

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value per share	(None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☑

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2013 was approximately $55,780.

The number of shares of the registrant’s common stock outstanding at April 24, 2015 was: 434,580,251 shares

USE OF PRONOUNS

“We”, “our” and “us", as used in this annual report, refer to Integrated Freight Corporation, and our wholly owned subsidiaries.  The” Company”, as used in the notes to our financial statements, refers to Integrated Freight Corporation and subsidiaries on a consolidated basis.  “You” as used in this annual report, refers to the reader.

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

The address of our principal executive office is 100 Main Street North, 208, Southbury, CT 06488 and our telephone number is (203) 628-7142.

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

Original IFC was incorporated as Integrated Freight Systems, Inc. in Florida on May 13, 2008 by Paul A. Henley, its founder. Original IFC changed its name to Integrated Freight Corporation on July 27, 2009. Original IFC was founded for the purpose of acquiring operating motor freight companies. We operate the following companies:

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

Overview of Our Truck Transportation Business

We are a holding company with two operating motor freight carriers, providing truck load service throughout the forty-eight contiguous United States. We do not specialize in any specific types of freight or commodities. We carry dry freight and certain hazardous materials (“hazmat”) including hazardous waste. We provide long-haul, regional and local service to our customers.  During parts of the fiscal year ended March 31, 2014, we also transported refrigerated freight.  We have discontinued our refrigerated freight operations with the discontinuance of operations by Cross Creek Trucking and Triple C Transport.

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

In 2012 freight volumes were up approximately twenty percent through the end of May over the low point of the recession in mid-2009.  However, according to the ATA Freight Index, both volume and rates were flat on a year-to- date basis.  This reflects the generally consistent reports of another potential slowdown in the economy.

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

Our Markets

Historically, we have operated in well-established geographic traffic lanes or routes. These lanes are defined by our customers’ distribution patterns.  Our dry van and hazardous materials subsidiaries operate in well-defined regional areas and, as a result, have approximate lengths of haul typical of one to two days of travel.  Although the subsidiaries have operations ranging from coast to coast, they each serve relatively dense, frequently traveled lanes.  Although the bulk of our capacity is composed of employee drivers, both subsidiaries are able to expand their customer service offerings with independent contractor “surge” capacity.

Current Freight Lane Coverage

INTEGRATED FREIGHT CORPORATION

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

The following table presents information regarding the percentage-of-revenue concentration of the business with our customers.

Four customers	Up to 34%
All other customers	66% or more

The following table presents information regarding the average length of our trips.

Longest haul (overnight)	2,225 miles
Shortest haul	21 miles
Average haul	683 miles

All of the freight we hauled in fiscal year 2014 is dry van and hazmat freight. The following table presents information regarding the approximate percentage makeup of the freight we haul.

Forest and paper products	32%
Hazmat and hazwaste	45%
Non-Haz waste	3%
All other freight	20%

Marketing

Our sales and marketing force currently consists of two individuals. We have no formal marketing plan at the present time and, instead, have a direct sales process with selected shippers. We attend selected relevant trade shows and trade association meetings, and seek to maintain good relations with our existing customers.

Our People

We believe our employees are our most important asset. The table below presents information about our employees, other than drivers.

Fleet technicians	3
Dispatch	7
Sales	2
Office	6
Administrative and Executive	4
Total non-driver Employees	22

We also employ several persons in administrative and executive capacities on a part-time basis.  None of our employees are represented by a collective bargaining unit. We consider relations with our employees to be good. We offer basic health insurance coverage to employees.

Our Drivers

The following table presents information about our drivers.

Drivers – company	81
Drivers – independent contractors	13
Total – all drivers	94

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

Competition in the trucking industry for qualified drivers is normally intense. Our operations have been impacted, and from time-to-time we have experienced under-utilization of equipment and increased expense, as a result of a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers. Our average annual turn-over rate is less than fifty percent compared to an industry average of over one ninety percent as published in The Journal of Commerce, April 1, 2015.  Low driver turnover avoids costly repetitive recruiting and training efforts, promotes a culture of safety, and offers customers better overall service.

Our Operations

We currently conduct all of our freight transportation operations, including dispatch and accounting functions, from the facilities of our operating subsidiaries. During fiscal year 2014 we continued using the legacy information management systems and personnel that were employed when our operating subsidiaries were acquired. These arrangements produce overlaps and duplications in facilities, office systems and personnel. We believe that these operating arrangements provide less than optimal results and controls.

Our Revenue Equipment

The following table presents information regarding the mix of our revenue producing equipment.

Power units (tractors) – sleeper (83 company owned and 13 independent contractors)	96

Trailers
Flatbed	4
Dry van	230
Refrigerated	30
Other specialized	10
Tanker	4
Total – all types of trailers	278

The average age of our power units is approximately four years. Our power units include Mack, Freightliner and Volvo vehicles. Both subsidiaries also make use of full-service lease vehicles secured from a national vendor.  This blend of equipment capacity offers the best overall equipment cost in terms of acquisition, operation, and maintenance costs.  We plan to replace our power units at approximately four to five years of age.  The average age of our trailers is approximately nine years.  We maintain all of our revenue producing equipment in good order and repair.  We believe we have an optimal tractor to trailer ratio based upon our current and anticipated customer activity.

Diesel Fuel Availability and Cost

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Fuel prices have fluctuated dramatically and quickly at various times since early 2008.  Prices remain high based on historical standards and can be expected to increase over the long term with increased demand for truck transportation in a recovering economy. We actively manage our fuel costs with volume purchasing arrangements with national fuel centers that allow our drivers to purchase fuel at a discount while in transit. Approximately eighty-five percent of our fuel purchases were made at contracted locations.

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

The federal fuel surcharge program cushions our exposure to increased fuel prices. This program has enabled us to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. The fuel surcharge, which is adjusted weekly based upon US Energy Information Agency data, enables us to recover a substantial portion of fuel cost increases that occur from time to time above our base fuel cost.  All fuel surcharges are based on US Department of Energy posted national averages. As of March 31, 2014 and, to date, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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
*Transport Topics 2014 Top 100 Survey

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

We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. These regulations have not had a significant impact on our operations or financial results and we do not expect a negative impact in the future

ITEM 1A, RISK FACTORS.

We have recently experienced a change in our senior management, which limits your ability to judge our performance under new management.

On August 2, 2012, we entered into a consulting agreement with Fuselier Consulting LLC and employed David Fuselier, the principal of Fuselier Consulting, as our Chief Executive Officer.  Mr. Fuselier also is one of our directors and serves as Chairman of the Board

Recent improvements in the motor freight industry may hinder or prevent our acquisition of additional trucking companies.

The motor freight industry, as a whole, has experienced an increased demand for trucks and an improvement in revenues, as our general economy appears to be recovering from the most recent recessionary period (American Trucking Associations and Cass Information, July 2014) While the growth in freight demand has been relatively flat from mid-2011 through 2013, freight tonnage was up over twenty percent relative to tonnages at the bottom of the recession in mid-2009.  Although not as robust an economic recovery as many have hoped for, the economy seems to be slowly recovering.  Through the first half of 2014 cargo volumes are trending upward.  Moreover, because of the industry’s overall capacity constraint, prices have trended upward in early 2014, as well.  If these trends continue, the financial viability of motor freight carriers who have survived the recession will likely improve and may decrease their interest in being acquired. Our acquisition and growth strategy has been based in part on depressed values for motor freight carriers and a desire to sell based on poorer than historical financial performance. Without these incentives, we may find it more difficult to locate trucking companies with an interest in being acquired, or if they have such an interest, being acquired for consideration that fits our financial model

Our recent experience with two acquisitions may hinder future acquisitions.

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

Our customers and suppliers’ business may be slow to recover from the most recent downturn in the world wide economy and disruption of financial markets.  We cannot predict the impact on the national and worldwide economy of an economic downturn.

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

The ongoing Comprehensive Safety Analysis, often referred to as CSA 2010, is projected to reduce the driver pool.  Every driver receives a score based upon his or her individual performance in six categories, which are then combined into a single score, and this score is compared to the scores of all other drivers to determine how “safe” the driver is.  Drivers with lower scores are less hirable or not hirable. (Fleet Owner, December 13, 2012) A shortage of qualified drivers from time to time could cause us to temporarily under-utilize our fleet, face difficulty in this seems aged a bit meeting shipper demands and increase our compensation levels for drivers.

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

Active litigation:

As a lender to the Company and its subsidiaries, Hillair Capital Investments, LP partially funded the Company’s acquisition of Cross Creek and a portion of the Company’s working capital requirements in 2011 via two notes totaling $339,660.   Hillair initially sought $1,200,000 in unspecified damages in New York State.  In 2014, the Company settled with Hillair for $400,000 payable $100,000 down and $300,000 paid pro rata over the following three year period.   Under the court order the Company became in default of the agreement by its terms.   In the event of a default, Hillair’s recovery is limited to $450,000.   The Company continues to discuss with Hillair an economic resolution of the matter and has booked the full defaulted amount.

As a lender to the Company, Luberski, Inc. loaned the Company $400,000, via two Notes in 2011.   The Company defaulted on both loans and Luberski ultimately received a judgment against one of Company’s two subsidiaries.  In 2015, the Company and Luberski were actively negotiating the settlement of the outstanding balance.   The Company has booked reserves equivalent to the debt outstanding plus interest and fees that may become due.

In 2012, Chapman and Associates sued the Company for fees related to their role as a broker of two acquired subsidiaries of the Company and received a judgment for the full amount of the suit.   The Company had reserved approximately $900,000 relating to this debt and in March 2015 settled this judgment for $170,000 in cash and stock.

The Nutmeg/Fortuna Fund litigation relates to the collection on a 2008 promissory note wherein Nutmeg had received a judgment for $175,000 against the Company.  In April 2015 the parties settled the judgment balance for $100,000 payable over six months.

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

In January 2013 Robins Consulting, Inc. filed suit against us and our former CEO Paul Henley for $572,000 in broker fees related to the acquisition of Cross Creek Trucking, and in December 2014, received a judgment in the amount of $991,000.    The Company has filed counter claims, and a bill of review to overturn the judgment.  In addition, the Company has filed suit against Robins for its role in the acquisition of Cross Creek Trucking.  The amount of $572,500 is included in notes payable at March 31, 2014.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information. Our common stock trades on OTC Bulletin Board under the symbol, IFCR. The following quotations reflect inter–dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

	Sales Price
Quarters Ended	High	Low

June 30, 2012	$.05	$.001
September 30, 2012	.02	.001
December 31, 2012	.05	.002
March 31, 2013	.04	.01

June 30, 2013	$.03	$.003
September 30, 2013	.035	.001
December 31, 2013	.02	.001
March 31, 2014	.02	.005

On April 24, 2015, the last reported sales price of our common stock was $.0023.

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

In February, 2015, the Company issued 36,310,721 common shares in satisfaction of convertible debt

In March, 2015, the Company issued 40,223,804 common shares in satisfaction of convertible debt

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

Operating Results

The following table presents and compares the results of our operations for the fiscal years ended March 31, 2014 and 2013.

	2014	2013	$ change	% change

Revenue	20,166,312	20,102,263	64,049	0.3%

Operating Expenses
Rents and transportation	5,272,372	4,346,988	925,384	21.3%
Wages, salaries and benefits	5,401,424	4,982,068	419,356	8.4%
Fuel and fuel taxes	5,915,747	6,529,886	(614,139)	-9.4%
Insurance and claims	1,409,471	1,297,450	112,021	8.6%
Operating taxes and licenses	251,219	345,282	(94,063)	-27.2%
Stock based compensation	121,924	187,878	(65,954)	-35.1%
General and administrative	1,297,183	924,669	372,514	40.3%
Depreciation and amortization	926,622	1,137,323	(210,701)	-18.5%
Total Operating Expenses	20,595,962	19,751,544	844,418	4.3%

Income(Loss) from operations	(429,650)	350,719	(780,369)	-222.5%

Other Income (Expense)
Derivative Gain (Loss)	20,706	36,071	(15,365)	-42.6%
Interest expense	(1,380,289)	(991,833)	(388,456)	39.2%
Other income (expense)	286,943	391,752	(104,809)	-26.8%
Gain on debt settlements	69,334	664,860	(595,526)	-
Total Other Income (Expense)	(1,003,306)	100,850	(1,104,156)	-1094.8%

Non-controlling interest - income (loss)	-	-	-	-

Income (loss) from continuing operations	(1,432,956)	451,569	(1,884,525)	-417.3%
Income (loss) from discontinued operations	-	4,360,889	(4,360,889)	-100.0%

Net Income (Loss)	(1,432,956)	4,812,458	(6,245,414)	-129.8%

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

Results of Continuing Operations

Revenues

For the fiscal year ended March 31, 2014, we reported revenues of $20,166,312 as compared to revenues of $20,102,263 for the fiscal year ended March 31, 2013, an increase of $64,049 or .3%. This increase is small due to the combination of an unusually difficult winter weather season and the continuing shortage of qualified truck drivers.

Operating Expenses

Our total operating expenses increased 4.3% to $20,595,962 for the fiscal year ended March 31, 2014, as compared to $19,751,544 for the fiscal year ended March 31, 2013. These changes include:

Rents and Transportation.  For the fiscal year ended March 31, 2014, rents and transportation costs were $5,272,372 as compared to $4,346,988 for the fiscal year ended March 31, 2013, an increase of $925,384 or 21.3%. The increase was primarily a result of greater reliance on full service truck leases because of a shortage of growth capital available for tractor purchases.

Wages, salaries and benefits. For the fiscal year ended March 31, 2014, wages, salaries and benefits costs were $5,401,424 as compared to $4,982,068 for the fiscal year ended March 31, 2013, an increase of $419,356 or 8.4%.

Fuel and fuel taxes. For the fiscal year ended March 31, 2014, the cost of fuel and fuel taxes were $5,915,747 as compared to $6,529,886 for the fiscal year ended March 31, 2013, a decrease of $614,139 or 9.4%. The decrease in fuel expense is a result of slightly lower revenue miles and improved fuel mileage from the newer leased tractors in the fleet.

Insurance and claims. For the fiscal year ended March 31, 2014, insurance and claims costs were $1,409,471 as compared to $1,297,450  for the fiscal year ended March 31, 2013, an increase in of $112,021  or 8.6.9%, which we believe is in line with industry-wide insurance rate increases for the period.

Operating taxes and licenses For the fiscal year ended March 31, 2014, operating taxes and licenses costs were $251,219 as compared to $345,282 for the fiscal year ended March 30, 2013, a decrease of $94,063 or 27.2%.

Stock based compensation For the fiscal year ended March 31, 2014, stock based compensation was $121,924 as compared to 187,878 for the fiscal year ended March 31, 2013, a decrease of $65,954 or 35.1%.

General and administrative expenses. General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of services and include managerial salaries, legal fees and rent and utilities. General and Administrative expenses were $1,297,183 for the fiscal year ended March 31, 2014 as compared to fiscal year ended March 31, 2013, when general and administrative expenses costs were $924,669, an increase of $372,514 or 40.3%. This comparative increase is a direct result of management’s restructuring and turnaround plan initially implemented during 2013.  In this plan, corporate overhead was severely reduced or eliminated and no resources were expended for G&A in 2013 other than those deemed by the board and management as mission critical.

Depreciation and amortization. For the fiscal year ended March 31, 2014, depreciation and amortization costs were $926,622 as compared to $1,137,323 for the fiscal year ended March 31, 2013, a decrease of $210,701 or 18.5%. This decrease is due to the subsidiary companies converting to full service tractor leases, and intangible assets being fully amortized.

Income (Loss) from Operations We reported a loss from operations of $429,650 for the fiscal year ended March 31, 2014 as compared to an income from operations of $350,719 for the fiscal year ended March 31, 2013, a decrease of $780,369 or 222.5%.

Other Income (Expense)

We reported total other income (expense) of $(1,003,306) for the fiscal year ended March 31, 2014 as compared to $100,850 for the fiscal year ended March 31, 2013, a decrease of $1,003,306.   This large decrease is the cumulative effect of the changes in each of the following components of other income (expense);

We had a gain on derivatives of $20,706 for the fiscal year ended March 31, 2014 as compared to a derivative gain of $36,071 for the fiscal year ended March 31, 2013.

Interest expense for the fiscal year ended March 31, 2014 was $1,380,289 compared to $991,833 for the fiscal year ended March 31, 2013, an increase of $388,456 or 39.2%.

Other income (expense) for the fiscal year ended March 31, 2014 was $286,943 compared to $391,752 for the fiscal year ended March 31, 2013, a decrease of $104,809 or 26.8%.

We had gain on debt settlements of $69,334 for the fiscal year ended March 31, 2014 as compared to $664,860 for the fiscal year ended March 31, 2013.  These gains were a result of management executing its business plan to restructure its balance sheet and eliminate debt.

Non-Controlling Interest

We acquired the non-controlling interest for the fiscal year ended March 31, 2013, and consequently no longer have an allocation of results of operation to any outside parties.

Income (Loss) from Continuing Operations

The Company had a Loss from Continuing Operations of $1,432,956 for the fiscal year ended March 31, 2014 as compared to an Income from Continuing Operations of $451,569 for the fiscal year ended March 31, 2013, a decrease of $1,884,525.

Results of Discontinued Operations

On June 30, 2012, we successfully sold the discontinued operations as detailed below.  The completion of this sale resulted in a gain of $4,360,889 for the fiscal year ended March 31, 2013.  There is no income of loss associated with discontinued operations for the fiscal year ended March 31, 2014.

Triple C Transport

As more fully discussed in Note 2 to our financial statements, we shut down Triple C Transport’s operations due to the loss of the tractor and trailer fleet it was leasing from the former owners. As was our practice with previous acquisitions, the former owners continued to manage the day to day operations of Triple C Transport and it leased approximately ninety-one power units and ninety-nine trailers from companies owned by the former owners for payments equal to the payment those companies were making under their financing agreements for that equipment, which was approximately $300,000 a month. During the latter part of October 2010, the former owners of Triple C Transport notified us in writing that entities controlled by them and receiving lease payments from Triple C Transport were having difficulty servicing the debt of the related entities. Two of those entities White Farms Trucking, Inc. (“WFT”) and Craig Carrier Corporation, LLC (“CCC”) ultimately filed Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Nebraska, on December 21, 2010, which was assigned case numbers 10-43797 and 10-43798.

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

On June 30, 2012, we sold 100% of the issued and outstanding shares of common stock of each of Triple C Transport, Cross Creek Trucking of Central Point, OR and Integrated Freight Services of Sarasota, FL to Deep South Capital, LLC.  Under the terms of the Cross Creek purchase agreement, Deep South received all right, title, and interest to the shares of Integrated Freight Services as well.

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

Net Income (Loss)

We reported a net loss of $1,432,956 for the fiscal year ended March 31, 2014 as compared to a net income of $4,812,458 for the fiscal year ended March 31, 2013, a decrease of $6,245,414.

Results by Operational Subsidiary

Morris Transportation

For the fiscal year ended March 31, 2014, Morris Transportation had revenues of $9,501,416 compared with revenues of $9,759,373 for the fiscal year ended March 31, 2013, a decrease of $257,957 or 2.6%. This decrease is primarily due to generally weaker demand in the paper markets and intense competition in the driver recruiting and retention markets.  As a result, the company experienced several unmanned power units much of the year.

For the fiscal year ended March 31, 2014, Morris Transportation had a net loss of $241,200 compared with a net loss of $305,755 for the fiscal year ended March 31, 2013, a decrease of $64,555.

Morris Transportation total assets at March 31, 2014, were $2,587,833, as compared to total assets of $3,207,821 as of March 31, 2013, a decrease of $619,988. This decrease is primarily due to the company’s ongoing conversion from owned to leased power units.

Smith Systems Transportation

For the fiscal year ended March 31, 2014, Smith Systems Transportation had revenues of $10,664,895 compared with revenues of $10,342,890 for the fiscal year ended March 31, 2013, an increase of $322,005 or 3.1%. This increase is primarily due to increased petroleum charges, general improvement in the trucking demand in the Central and Mountain markets of the United States and, specifically, to much stronger demand in the hazardous waste market.  Smith was able to service this significant increase in demand by expanding its capacity with both company and independent contractor drivers.

Smith Systems Transportation had a net loss of $224,928 for the fiscal year ended March 31, 2014 compared with a net income of $133,862 for the fiscal year ended March 31, 2013, a decrease of $358,790. This decrease is primarily a result of strong demand in the hazardous waste markets to include the expanding hydraulic fracturing water recovery market.

Smith Systems total assets were $1,909,203 at March 31, 2014 as compared to total assets of $2,834,075 at March 31, 2013, a decrease of $924,872.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons related to continuing operations at March 31, 2014 and 2013.

	March 31, 2014	March 31, 2013	$ change	% change

Working Capital	(13,205,745)	(12,895,289)	(310,456)	2.4%

Cash	35,818	81,429	(45,611)	-56.0%
Accounts receivable, net	2,426,976	3,039,276	(612,300)	-20.1%
Prepaid expenses and other assets	360,052	351,853	8,199	2.3%
Property and equipment, net	1,962,039	2,857,195	(895,156)	-31.3%

Bank overdraft	266,042	304,656	(38,614)	-12.7%
Accounts payable	1,417,189	1,296,405	120,784	9.3%
Accrued expenses and other liabilities	2,173,662	2,572,199	(398,537)	-15.5%
Other liabilities	721,130	790,464	(69,334)	-8.8%
Line of credit	708,108	611,356	96,752	15.8%
Notes payable	12,394,292	13,102,473	(708,181)	-5.4%
Derivative liability	8,874	29,580	(20,706)	-70.0%

Common stock	260,524	116,510	144,014	123.6%
Additional paid-in capital	9,925,421	9,163,511	761,910	8.3%

Cash Flows and Working Capital

Our cash flow from operations is insufficient to meet current obligations. In fiscal year 2014 and 2013, we relied upon additional investment through sales of common stock and debentures in order to fund our operations. We anticipate the need to raise significant amounts of capital in order to fund operations in the next fiscal year.

As a result of losses we have incurred to date, we have financed our operations primarily through equity and debentures. At March 31, 2014, we had $35,818 in cash and cash equivalents. We had receivables, net of allowances, of $2,426,976 and our current liabilities were $16,028,591.

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

Operating Activities

Net cash provided by operating activities for the fiscal year ended March 31, 2014 totaled $364,544 as compared to $1,079,296 used by operating activities for the fiscal year ended March 31, 2013, a decrease of $714,752.  For the fiscal year ended March 31, 2014, we had a net loss of $1,432,956.  Non-cash items included depreciation and amortization expense of $926,622 and stock based compensation of $121,924.  During the fiscal year ended March 31, 2013, we experienced a net income of $4,812,458, which included a large gain on the sale of the discontinued operations of $4,360,889; along with non-cash items such as depreciation and amortization expense $1,137,323.

Investing Activities

Net cash provided by investing activities for the fiscal year ended March 31, 2014 was $538,428, which included $592,343 from sale of assets, as compared to net cash used in investing activities of $283,385 (for equipment) for the fiscal year ended March 31, 2013.

Financing Activities

Net cash used in financing activities for the fiscal year ended March 31, 2014, was $948,583 as compared to net cash used of $797,634 for the fiscal year ended March 31, 2013.  For the fiscal year ended March 31, 2014, net cash provided by financing activities related to proceeds received from notes payable of $104,999 which were funds received from various lenders, and repayments of $1,053,582 which were to pay down the balances on various notes related to the trucks and trailers.  During the years ended March 31, 2014 and 2013, the Company used cash to reduce its indebtedness significantly.

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

Our ability to utilize net operating loss carry forwards may be limited
As of March 31, 2014, the Company had net operating loss carry forwards (NOLs) of approximately $20 million for federal income tax purposes that will begin to expire between the years of 2020 and 2034. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and acting principal financial officer, who is the same person.
Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

Management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical information following the table provide information about our directors and executive officers as of March 31 2014

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table presents information about compensation we paid to our chief executive officer and each of our highest paid executive officers who have compensation exceeding $100,000 per year, and list all capacities in which cash compensation was paid. The amounts in the table include compensation paid by PGI-MD, Integrated Freight and each of our subsidiaries we acquired in the merger with Integrated Freight, both before and after the respective acquisitions, as the case may be.

Name and principal position	Year	Salary	Bonus	Total

David N. Fuselier, Chief Executive Officer (1,2)	2014	$150,000	97,500	$247,500
	2013	150,000	none	150,000

Henry P. Hoffman, President and Chief Operating Officer(2)	2014	$125,000	87,750	$212,750
	2013	125,000	none	125,000

T. Mark Morris, General Manager of Morris Transportation (1,3)	2014	$110,000	none	$110,000
	2013	110,000	none	110,000

Monte W. Smith, General Manager of Smith Systems Transportation (1,3)	2014	$110,000	none	$110,000
	2013	110,000	none	110,000

(1)	Mr. Fuselier was appointed CEO and Chairman effective August, 2012. Messrs. Smith and Morris resigned from our board of directors in August 2012 but continue to serve as officers of their respective employing subsidiary companies.
(2)	Neither Mr. Fuselier nor Mr. Hoffman received cash compensation in accordance with their employment agreements during FY2014. These amounts were accrued and a portion was paid in stock.
(3)	The salaries of Messrs. Morris and Smith were paid by their respective employing subsidiary companies.

Employment Agreements

We have employment agreements with the named executive officers identified in the following table.

Name	Began	Ends (1)	Annual Salary	Annual Increase	Bonus (2)	Other

David N. Fuselier	August 2, 2012	August 2017	$150,000	5%	–	–
Henry P. Hoffman	July 3, 2012	July, 2014	$125,000	5%	–	–
T. Mark Morris	September 1, 2008	August 31, 2012	$110,000	–	$25,000	–
Monte W. Smith	September 1, 2008	August 31, 2012	$110,000	–	–	–
________________
(1) Subject to subsequent automatic annual renewals.
(2) Eligible for discretionary bonuses, upon board review and approval.  Annual bonus award based on the achievement of established financial goals as set forth annually by the Board. Our Board will research and establish an executive option pool, under which executives will be awarded a number of options to be determined to purchase shares of our common stock at an exercise price equal to the current market price (as defined) on the date of grant. The options will vest twenty percent on the date of grant and twenty percent on each subsequent anniversary date

 Each employment agreement provides for payment of benefits, an automobile allowance, and an opportunity to earn a performance bonus.

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

Director Compensation

There was one outside director during this period and no director compensation was paid other than the issuance of two million shares of common stock.  Directors who are also executive officers were not paid any compensation other than their executive salary compensation pursuant to their employment agreements.

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

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

David N. Fuselier (1)	30,543,542	15.040%
Henry P. Hoffman	23,127,122	12.242%
Jackson L. Morris	13,271,771	6.618%
T. Mark. Morris (2,4)	5,431,458	6.535%
Matthew A. Veal (4)	11,860,322	6.016%
Monte W. Smith (3,4)	930,000	1.119%
All Officers and Directors As a Group (6 persons) (2,3,4)	85,164,215	47.57%
Robert W. Papiri (4)	3,208,674	3.861%

[Note that all of the above use the Company’s address except  Mr. Papiri whose address is 402 South Broadway, Suite 400  San Diego, CA 92101.]

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
(4)  This person is no longer an officer or a director of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the 2014 fiscal year, we did not enter into any transactions with our directors, executive officers and persons who own more than five percent of our common stock, or with their relatives and entities they control.

We do not anticipate entering into any future transactions with our directors, officers and affiliates apart from normal employment transactions.

Jackson L. Morris and T. Mark Morris are not related.

We had one independent director, Joseph Sikora, during the period
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2014	2013
Audit Fees	$35,000	$45,000
Audit–Related Fees(1)	-	-
Tax Fees	–	-
All Other Fees	-	-
Total	$35,000	$45,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibit Number	Description of Exhibit

3.1	Articles of Domestication*
3.2	Articles of Incorporation*
3.3	Amended and Restated Bylaws*
4.1	Specimen Stock Certificate (not filed)
21	List of Subsidiaries*
10.1
Stock Purchase Agreement between Integrated Freight Corporation and Deep South Capital LLC, for the sale of 100% of the issued and outstanding shares of common stock of Triple C Transport – dated June 30, 2012*

10.2
Stock Purchase Agreement between Integrated Freight Corporation and Deep South Capital LLC, for the sale of 100% of the issued and outstanding shares of common stock of Cross Creek Trucking – dated June 30, 2012*

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

Integrated Freight Corporation

Date: April 30, 2015	By:	/s/ David N. Fuselier
David N. Fuselier
Principal Executive Officer and Principal Financial and Accounting Officer

Signature and Name:	Capacity in which signed:	Date:

/s/ David N. Fuselier	Director, Chairman, Chief Executive Officer	April 30, 2015
David N. Fuselier	and Principal Accounting Officer

/s/ Henry P. Hoffman	Director, President and Chief Operating Officer	April 30, 2015
Henry P. Hoffman

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Integrated Freight Corporation.

We have audited the accompanying consolidated balance sheets of Integrated Freight Corporation as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Freight Corporation as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
April 27, 2015

INTEGRATED FREIGHT CORPORATION
Consolidated Balance Sheets

	March 31, 2014	March 31, 2013
Assets
Current assets:
Cash	$35,818	$81,429
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,426,976	3,039,276
Prepaid expenses and other assets	360,052	351,853
Total current assets	2,822,846	3,472,558

Property and equipment, net of accumulated depreciation	1,962,039	2,857,195
Intangible assets, net of accumulated amortization	-	-
Assets of discontinued operations	-	-
Total assets	$4,784,885	$6,329,753

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$266,042	$304,656
Accounts payable	1,417,189	1,296,405
Accrued expenses and other liabilities	2,173,662	2,572,199
Other Liabilities	721,130	790,464
Line of credit	708,108	611,356
Notes payable - related parties	5,187,084	5,222,151
Current portion of notes payable	5,555,376	5,570,616
Total current liabilities	16,028,591	16,367,847

Derivative liability	8,874	29,580
Notes payable - related parties	-	-
Notes payable, net of current portion and debt discount	1,651,832	2,309,706
Liabilities of discontinued operations	-	-
Total long-term liabilities	1,660,706	2,339,286

Total liabilities	17,689,297	18,707,133

Stockholders’ deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
260,524,221 and 116,510,332 shares issued and outstanding at March 31, 2014 and 2013 respectively	260,524	116,510
Additional paid-in capital	9,925,421	9,163,511
Accumulated deficit	(23,090,357)	(21,657,401)
Total Integrated Freight Corporation stockholders’ deficit	(12,904,412)	(12,377,380)
Non-controlling interest	-	-
Total stockholders’ deficit	(12,904,412)	(12,377,380)

Total liabilities and stockholders’ deficit	$4,784,885	$6,329,753

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Consolidated Statements of Operations
	Year Ended March 31,
	2014	2013

Revenue	$20,166,312	$20,102,263

Operating Expenses
Rents and transportation	5,272,372	4,346,988
Wages, salaries and benefits	5,401,424	4,982,068
Fuel and fuel taxes	5,915,747	6,529,886
Insurance and claims	1,409,471	1,297,450
Operating taxes and licenses	251,219	345,282
Stock based compensation	121,924	187,878
General and administrative	1,297,183	924,669
Depreciation and amortization	926,622	1,137,323
Total Operating Expenses	20,595,962	19,751,544

Income (Loss) from operations	(429,650)	350,719

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	20,706	36,071
Interest	(1,380,289)	(991,833)
Other income (expense)	286,943	391,752
Gain on debt settlements	69,334	664,860
Total Other Income (Expense)	(1,003,306)	100,850

Income (loss) from continuing operations, before income tax and non-controlling interest	(1,432,956)	451,569

Income tax expense	-	-
Income (loss) from continuing operations, before non-controlling interest	(1,432,956)	451,569

Non-controlling interest share of subsidiary net income (loss)	-	-

Income (loss) from continuing operations	(1,432,956)	451,569
Income (loss) from discontinued operations	-	4,360,889

Net Income (loss)	$(1,432,956)	$4,812,458

Basic net income (loss) per share
Income (loss) from continuing operations	$(0,01)	$0.005
Income (loss) from discontinued operations	-	0.049
Net income (loss) per share	$(0.01)	$0.054

Diluted net income (loss) per share
Income (loss) from continuing operations	$(0.01)	$0.004
Income (loss) from discontinued operations	-	0.039
Net income (loss) per share	$(0.01)	$0.044

Weighted average shares outstanding
Basic	145,469,717	89,615,314
Diluted	145,469,717	111,922,111

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
For the Year Ended March 31, 2014 and 2013

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance - March 31, 2012	43,865,606	$43,868	$8,948,878	$(26,803,706)	$333,841	$(17,477,119)

Common stock issued in conjunction with sale of Discontinued Operations	20,000,000	20,000	34,000	-	-	54,000

Common stock issued for conversion of debt	6,747,230	6,747	28,653	-	-	35,400

Common stock issued for services	40,897,496	40,898	146,980	-	-	187,878

Common stock issued as part of debt settlement	5,000,000	5,000	5,000			10,000

Rounding		(3)		6		3

Acquisition of Non-controlling interest	-	-	-	333,841	(333,841)	-

Net Income for the year ended March 31, 2013	-	-	-	4,812,458	-	4,812,458

Balances – March 31, 2013	116,510,332	$116,510	$9,163,511	$(21,657,401)	$-	$(12,377,380)

Common stock issued for services	10,606,061	10,606	111,318			121,924

Common stock issued for accrued compensation	133,407,828	133,408	650,592			784,000

Net loss for the year ended March 31, 2014				(1,432,956)		(1,432,956)

Balances – March 31, 2014	260,524,221	$260,524	$9,925,421	$(23,090,357)	$-	$(12,904,412)

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Consolidated Statements of Cash Flows

	Year Ended
	March 31,
Cash flows from operating activities:	2014	2013

Income (loss) from continuing operations	$(1,432,956)	$451,569
Income (loss) from discontinued operations	-	4,360,889
Net Income (loss)	(1,432,956)	4,812,458

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	926,622	1,137,323
Derivative (gain) loss	(20,706)	(36,071)
(Gain) on debt settlements	(69,334)	(664,860)
(Gain) on sale of assets	(232,740)	(283,059)
Minority interest in earnings of subsidiary	-	-
Stock based compensation	121,924	187,878
(Gain) Loss from discontinued operations	-	(4,360,889)
Increases/decreases in operating assets and liabilities
Accounts receivable	612,300	140,575
Prepaid expenses and other assets	(8,199)	20,801
Accounts payable and accrued expense	467,633	125,140
Net cash (used) in/provided by operating activities	364,544	1,079,296

Cash flows from investing activities:
Purchase of property and equipment	(53,915)	(674,198)
Proceeds from sale of assets	592,343	390,813
Net cash (used) in/provided by investing activities	538,428	(283,385)

Cash flows from financing activities:
Repayments of notes payable	(1,053,582)	(1,498,839)
Proceeds from long term debt	104,999	701,205
Net cash (used) in/provided by financing activities	(948,583)	(797,634)
Net change in cash	(45,611)	(1,723)
Cash, beginning of period	81,429	83,152
Cash, end of period	$35,818	$81,429

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Cash Flows – (Continued)

	Year Ended	Year Ended
	March 31, 2014	March 31, 2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$599,688	$793,818
Schedule of noncash investing and financing transactions:
Common stock issued for accrued compensation	$784,000	$-
Assets acquired through new debt	$337,154	$-
Common stock issued for settlement of discontinued operations	$-	$54,000
Common stock issued for conversion of debt	$-	$35,400
Common stock issued for settlement of debt	$-	$10,000

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

Integrated Freight Corporation (a Florida corporation) [formerly PlanGraphics, Inc. (a Colorado corporation)] and subsidiaries (the “Company”) is a short to medium-haul truckload carrier of general commodities with corporate headquarters in Southbury, Connecticut.  We have two operating subsidiaries; one located in Hamburg, Arkansas and the other located in Scotts Bluff, Nebraska.  Through our two operating motor freight carriers, we provide truck load service throughout the forty-eight contiguous United States. We do not specialize in any specific types of freight or commodities. We carry dry freight and certain hazardous materials (“hazmat”) including hazardous waste. We provide long-haul, regional and local service to our customers.  The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries as of March 31, 2014 and 2013.  All material intercompany transactions have been eliminated.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014 and 2013, and the results of operations and cash flows for the years ended March 31, 2014 and 2013.

Subsequent Events

The Company has evaluated subsequent events through April 24, 2015 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $35,818 and $81,429 at March 31, 2014 and 2013 respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales.  The Company uses the allowance method for recognizing bad debts. The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of an allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.  When an account is deemed uncollectible, it is written off against the allowance.  Accordingly, the Company has provided a $50,000 allowance for uncollectible accounts as of March 31, 2014 and 2013.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other. Our business combinations did not result in any goodwill as of March 31, 2014 and March 31, 2013.

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

Impairment of Long-lived Assets
The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.   If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  There has been no impairment as of March 31, 2014 and 2013 other than discontinued operations.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. During the years ended March 31, 2014 and 2013, advertising expense was $3,707 and $3,707, respectively.

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of March 31, 2014 and March 31, 2013, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 6). Significant assumptions used in this model as of March 31, 2014 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 449%, and risk-free rates of return of approximately .72%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At March 31, 2014 and March 31, 2013, the Company had $708,108 and $611,356 outstanding under its revolving credit agreement, and $13,102,473 and $13,102,473, including $5,222,151 and $5,222,151 with related parties, outstanding under promissory notes with various lenders. The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable. The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

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

Concentrations of Credit Risk

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of March 31, 2014 and March 31, 2013, the Company's bank deposits did not exceed insured limits

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. At March 31, 2014 and March 31, 2013, management estimated $0 in claims accrual above insurance deductibles.

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

Income (Loss) per Common Share
Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of March 31, 2014, there were 12,947,390 warrants outstanding, of which none were included in the calculation of net income (loss) per share-diluted because they were anti-dilutive. In addition, the Company had convertible promissory notes that were also not included because they were anti-dilutive.
Effect of Recent Accounting Pronouncements
The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

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

Integrated Freight Services was formed as a wholly owned subsidiary in February 2011 for the purpose of providing brokerage services to the various subsidiaries of the Company.  With the decision to dispose of Triple C and Cross Creek, the Company determined to cease activities of this subsidiary and dispose of it as well.  As a result of the decision to sell Integrated Freight Services, the Company has identified the assets and liabilities of Integrated Freight Services as pertaining to discontinued operations for all period’s presented

As a consequence of the sale on June 30, 2012 of 100% of the stock of these three entities, there are no longer any assets or liabilities to be accounted for as discontinued operations after this fiscal year ended March 31, 2013.

Summarized operating results for discontinued operations is as follows:

	Year	Year
	Ending	Ending
	March 31,	March 31,
	2014	2013
Revenue	$-	$-
Operating Expenses	-	-
Operating Income (Loss)	-	-

Other Income (Expense)	-	4,360,889
Income (Loss) from operations	-	4,360,889
Income tax benefit
Gain (loss) to be recognized from discontinued operations, net of tax	$-	$4,360,889

The gain (loss) from discontinued operations above do not include any income tax effect as the Company was not in a taxable position due to its continued losses and a full valuation allowance.

The Company had no remaining assets or liabilities associated with discontinued operations as of March 31, 2014 and 2013.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 3. Property and Equipment

Property and equipment consist of the following at March 31, 2014:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$15,797	$17,766
Tractors and Trailers	-	3,274,557	2,887,513	6,162,070
Vehicles	-	29,934	106,407	136,341
Furniture, Fixtures and Equipment	-	221,828	284,625	509,453
Less: accumulated depreciation	-	(1,742,790)	(3,117,801)	(4,860,591)
Total	$-	$1,785,498	$176,541	$1,962,039

Depreciation expense totaled $926,622 for the year ended March 31, 2014.

Property and equipment consist of the following at March 31, 2013:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$15,797	$17,766
Tractors and Trailers	-	4,366,574	2,913,883	7,280,457
Vehicles	-	29,934	106,407	136,341
Furniture, Fixtures and Equipment	-	221,828	277,079	498,907
Less: accumulated depreciation	-	(2,078,677)	(2,997,599)	(5,076,276)
Total	$-	$2,541,628	$315,567	$2,857,195

Depreciation expense totaled $1,137,323 for the year ended March 31, 2013.

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

These intangible are as follows:

	March 31,	March 31,
	2014	2013
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	891,958	891,958

Total intangible assets	1,935,251	1,935,251
Less: accumulated amortization	(1,935,251)	(1,935,251)
Intangible assets, net	$-	$-

Amortization expense for the years ended March 31, 2014 and 2013 was $0 and $0 respectively.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 5. Line of Credit

Morris Revolving Credit

At March 31, 2014 and March 31, 2013, Morris has $ 708,108 and $611,356 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner and is due August 27, 2012. The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

Note 6. Notes Payable

Notes Payable owed by Morris consisted of the following:

	March 31, 2014	March 31, 2013

Notes payable to Daimler Truck Financial, payable in monthly installments ranging from $569 to $5,687 including interest, through May 2013, with interest rates ranging from 5.34% to 8.07%, secured by equipment	$-	$19,953

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	149,364	487,729

Notes payable to Wells Fargo Bank, payable in monthly installments ranging from $569 to $5,687 including interest, through March 2017, with interest rates ranging from 7.00% to 7.25%, secured by equipment	574,547	367,652

Note payable to Mack Financial Services, payable in monthly installments of $8,359 including interest, through May 2016, with interest at 7.19% secured by equipment.	203,348	287,223

Note payable to Mack Financial Services, payable in monthly installments of $2,105 including interest, through May 2016, with interest at 7.19% secured by equipment.	59,096	76,309

Notes payable to Volvo Financial Services, payable in monthly installments ranging from $1,884 to $6,408 including interest, through October 2016, with interest rates ranging from 7.00% to 7.50%, secured by equipment	859,337	1,122,166

Totals	$1,845,692	$2,361,032

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Notes payable owed by Smith consisted of the following:

	March 31, 2014	March 31, 2013

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$977,484	$1,015,298

Notes payable to bank, payable in monthly installments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,447,753	1,513,705

Note payable to Floyds, payable in monthly installments of $2,084, through November 2012, with interest at 8%, secured by a vehicle.	-	36,683

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	11,503	18,019

Notes payable to John Deere, payable monthly including interest, secured by equipment	5,135	15,944

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	701,570	701,570

Total	$3,143,445	$3,301,219

Notes payable owed by Integrated Freight Corporation consisted of the following:

	March 31, 2014	March 31, 2013

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$1,083,101	$1,083,101

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.	45,115	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, through March 2012 and a final payment of $222,640 on June 30, 2012, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock	572,500	572,500

Convertible promissory notes with an investment firm, simple interest of 8%, due in May 2012, convertible at the option of the holder at
prices as defined.	151,155	151,155

Original Issue Discount Senior Debenture with an investment firm, due
April 2012, secured by Equipment.	343,200	343,200

Convertible note payable to Wall Street Angel Partners LLC dated August 16, 2012, bearing interest at 8%, with a maturity date of December 31, 2012.	23,000	23,000

Less: unamortized discount on notes payable	-

Totals	$2,218,071	$2,218,071

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Summary

	IFC	Morris	Smith	Total

Current portion of notes payable & other	$2,218,071	$688,854	$2,648,451	$5,555,376

Notes payable, net of current portion	-	1,156,838	494,994	1,651,832

Total as of March 31, 2014	$2,218,071	$1,845,692	$3,143,445	$7,207,208

Principal maturities of long term debt for the next five years are as follows	Year Ending
March 31,		Total
2014		$5,555,376
2015		1,079,110
2016		425,736
2017		117,686
2018		29,300
Thereafter		-
		7,207,208

The Company valued the Notes Payable at their face value and calculated the beneficial conversion feature of the warrants using Black Scholes in deriving a discount that is being amortized over the term of the Notes as interest expense using a straight line method.

While there are no defaults of any obligations at the Company’s two subsidiaries, the Company’s parent company has a significant amount of its long-term obligations that are in default.  The Company is currently in negotiation with these debt holders and intends to extend the terms of the maturity dates or convert the debt into equity. See Note 10 -Subsequent Events – for an overview of the results of such negotiations since March 31, 2014.

During the year ended March 31, 2011, the Company entered into convertible notes (the “Agreements”) with an investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $189,000 (the “Convertible notes”). The convertible notes bear interest at 15% and maturity dates of one year from the date of issuance. The convertible notes, along with other notes from the same investor in previous years are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to $0.30, which would be approximately 3.3 million shares at March 31, 2014.

During the year ended March 31, 2012, the Company entered into convertible notes with an investor pursuant to which the Investor purchased an aggregate principal amount of $184,000 (the “Convertible notes”). These convertible notes bear interest at 8% (effective rate of 13%) and maturity dates six months from the dates of issuance. The convertible notes are convertible at the option of the holder at any time into shares of common stock, at a conversion price equal to an average of 53% of market. As of March 31, 2014, these notes had a balance of $151,155 and were convertible into approximately 14 million shares as of that date.

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

The fair value of the derivative liability at March 31, 2014 and March 31, 2013 was $8,874 and $29,580, respectively and are reflected on the Consolidated Balance Sheets.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 7. Related Party Notes Payable

Notes payable owed by the Company to related parties are as follows:

	March 31, 2014	March 31, 2013

Various notes payable with maturity dates ranging from 05/10/10 to 12/28/11. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$130,704	$130,704

Collateralized Notes Payable due October 2012, with
interest of 9.9%, collateralized by equipment as defined.	645,276	645,276

Notes payable to related party, from acquisition described in note 11, to previous owners of Smith, with interest of 8%, secured by all shares of Smith common stock, principal and interest due May 15, 2011.	210,000	210,000

Notes payable to related party, from acquisition described in note 11, to previous owners of Morris, with interest of 8%, secured by all shares of Morris common stock, principal and interest due May 15, 2011.	195,000	195,000

Amounts payable to related party, from acquisition described in note 11, to previous owners of Triple C, payment due November 10, 2010. The Company is currently in litigation and The Company has rescinded this aquisition to extend maturity.	-	-

Note payable to shareholder, with interest at 8.5%, due on demand.	171,563	206,718

Note payable to shareholder, with interest at 8.0%, due on demand.	40,176	40,088

Note payable to shareholder, with interest at 5.0%, due on demand.	48,750	48,750

Note payable to related party, from acquisition described in note 11, to previous owners of Cross Creek, with interest at 5.0%, principal and interest due on March 31, 2019.	3,745,615	3,745,615

Total	$5,187,084	$5,222,151

Note 8. Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	March 31, 2014	March 31, 2013
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	0%
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.6%

Net tax rate	0.00%	0.00%

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

At March 31, 2014, deferred tax assets consisted of a net tax asset of approximately $7,520,000, due to operating loss carry forwards of approximately $20,000,000, which was fully allowed for, in the valuation allowance of $7,520,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the year ended March 31, 2014 as compared to March 31, 2013 totaled approximately $564,000.  The net operating loss carry forwards expire through the year 2034.
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
Note 9. Shareholders’ Deficit

Common Stock

Year Ended March 31, 2013

In April, 2012, the Company issued 1,444,473 common shares in satisfaction of convertible debt.

In April, 2012, the Company issued 649,996 common shares for services.

In May, 2012, the Company issued 3,445,614 common shares in satisfaction of convertible debt.

In June, 2012, the Company issued 1,857,143 common shares in satisfaction of convertible debt.

On June 30, 2012, the Company issued 20,000,000 common shares in conjunction with the sale of all of its interest in the discontinued operations of Triple C Transport, Cross Creek Trucking and Integrated Freight Services.

On August 3, 2012, the Company issued 10,000,000 common shares to Fuselier Consulting in accordance with the terms of a consulting contract.  The stock was valued at $.002, its fair market value at the date of issuance.

In August, 2012, the Company issued 5,000,000 common shares to Jackson Morris for services.  The stock was valued at $.002 per share, its fair market value at the date of issuance.

In October, 2012, the Company issued 30,247,500 common shares for services.  The stock was valued at $.005 per share, its fair market value at the date of issuance.

Year Ended March 31, 2014

In August, 2013, the Company issued 5,000,000 common shares for services at $0.0199 per share.

In October, 2013, the Company issued 5,606,061 common shares for services at $0.004 per share.

In December, 2013, the Company issued 60,000,000 common shares for accrued compensation to Officers of the Company.  The shares were valued using a volume weighted average price of $.0039 per share.

In February, 2014, the Company issued 73,407,828 common shares for accrued compensation to Officers of the Company.  The shares were valued using a volume weighted average price of $.0075 per share.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Warrants to Purchase Common Stock

The Company did not issue any new warrants to purchase Common Stock during the fiscal years ended March 31, 2014 and 2013.

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.27- 2.19%
Dividend yield	0.00%
Volatility factor	172%
Expected life	3-5 years

The relative fair value of warrants issued is calculated in accordance with ASC 470-20, Debt with Conversion and Other Options.

A summary of the warrant balances outstanding for the year ended March 31, 2014 and 2013 is presented below:

	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term

Balance, April 1, 2012	14,394,890	$0.23	2 years
Granted	-	0.00
Exercised	-	0.0
Expired/Cancelled	1,087,500	0.0	N/A

Balance, March 31, 2013	13,307,390	$0.23	2 years
Granted	-	0.0	-
Exercised	-	0.0	-
Expired/Cancelled	360,000	0	N/A

Balance, March 31, 2014	12,947,390	$0.23	2 years

As of March 31, 2014 and 2013, the number of warrants that were currently vested and expected to become vested was 12,947,390 and 13,307,390, respectively.

Note 10. Commitments and Contingencies

Operating Leases

At March 31, 2014 the Company operated a virtual corporate office by utilizing the virtual office of the Chief Executive Officer in Southbury, Connecticut at the corporate offices of Fuselier and Co. in Danbury, Connecticut at no charge to the Company.  The value of this accommodation is deemed to be immaterial.

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

Total rent expense for the year ended March 31, 2014 was approximately $790,000.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

The Company’s commitments for minimum lease payments under these operating leases for the next five years as of March 31, 2014 are as follows:

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

Active litigation:

As a lender to the Company and its subsidiaries, Hillair Capital Investments, LP partially funded the Company’s acquisition of Cross Creek and a portion of the Company’s working capital requirements in 2011 via two notes totaling $339,660.   Hillair initially sought $1,200,000 in unspecified damages in New York State.  In 2014, the Company settled with Hillair for $400,000 payable $100,000 down and $300,000 paid pro rata over the following three year period.   Under the court order the Company became in default of the agreement by its terms.   In the event of a default, Hillair’s recovery is limited to $450,000.   The Company continues to discuss with Hillair an economic resolution of the matter and has booked the full defaulted amount.  .

As a lender to the Company, Luberski, Inc., loaned the Company, via two Notes, $400,000 in 2011.   The Company defaulted on both loans and Luberski received a judgment against one of Company’s two subsidiaries.  In 2015, the Company and Luberski were actively negotiating the settlement of the outstanding balance.   The Company has booked reserves equivalent to the debt outstanding plus interest and fees that may become due.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

The Company rents a facility owned by Colorado Holdings, a company controlled by Mr. Smith. The annual rental rate is $48,000.  As of March 31, 2014, there is an accrued balance of approximately $25,000 outstanding.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 12. Subsequent Events

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

In February, 2015, the Company issued 6,666,667 common shares in satisfaction of convertible debt

In February, 2015, the Company issued 7,163,128 common shares in satisfaction of convertible debt

In February, 2015, the Company issued 7,555,000 common shares in satisfaction of convertible debt

In March, 2015, the Company issued 12,646,271 common shares in satisfaction of convertible debt

In March, 2015, the Company issued 11,443,366 common shares in satisfaction of convertible debt

In March, 2015, the Company issued 16,134,167 common shares in satisfaction of convertible debt