Form 10-Q
period 2014-06-30
INTEGRATED FREIGHT Corp
filed 2015-06-16
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 [First Quarter]

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000–14273

INTEGRATED FREIGHT CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

42 Lake Avenue Extension - 208 Danbury, Connecticut	06811
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (203) 628-7142

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value	(None)

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

The number of shares outstanding of each of the issuer's classes of common stock at June 8, 2015 was 595,254,541 shares.

INTEGRATED FREIGHT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10–Q may include "forward–looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements as described in those sections.

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "project", "believe", "anticipate", "plan", "expect", "estimate", "intend", "should", "would", "could", or "may", or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements. While we make these forward–looking statements based on various factors and derived using numerous assumptions, we have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$41,305	$35,818
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,848,547	2,426,976
Prepaid expenses and other assets	343,690	360,052
Total current assets	3,233,542	2,822,846

Property and equipment, net of accumulated depreciation	1,814,458	1,962,039
Intangible assets, net of accumulated amortization	-	-
Total assets	$5,048,000	$4,784,885

Liabilities and Stockholders' Deficit
Current liabilities:
Bank overdraft	$283,297	$266,042
Accounts payable	1,472,559	1,417,189
Accrued expenses and other liabilities	2,510,758	2,173,662
Other Liabilities	721,130	721,130
Line of credit	649,950	708,108
Notes payable - related parties	5,170,466	5,187,084
Current portion of notes payable	5,538,245	5,555,376
Total current liabilities	16,346,405	16,028,591

Derivative liability	7,414	8,874
Notes payable - related parties	-	-
Notes payable, net of current portion and debt discount	1,330,393	1,651,832
Liabilities of discontinued operations	-	-
Total long-term liabilities	1,337,807	1,660,706

Total liabilities	17,684,212	17,689,297

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
260,524,221 and 116,510,332 shares issued and outstanding at March 31, 2014 and 2013 respectively	260,524	260,524
Additional paid-in capital	9,925,421	9,925,421
Accumulated deficit	(22,822,157)	(23,090,357)
Total stockholders' deficit	(12,636,212)	(12,904,412)

Total liabilities and stockholders' deficit	$5,048,000	$4,784,885

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,
	2014	2013

Revenue	$4,986,426	$5,200,625

Operating Expenses
Rents and transportation	1,279,273	1,301,765
Wages, salaries and benefits	1,199,488	1,198,489
Fuel and fuel taxes	1,375,745	1,437,592
Insurance and claims	243,925	300,615
Operating taxes and licenses	79,885	57,983
Stock based compensation	-	-
General and administrative	281,766	360,183
Depreciation and amortization	147,582	207,582
Total Operating Expenses	4,607,664	4,864,209

Income (Loss) from operations	378,762	336,416

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	1,460	1,628
Interest	(303,769)	(383,427)
Other income (expense)	133,203	28,092
Gain on sale of assets	58,544	1,982
Total Other Income (Expense)	(110,562)	(351,725)

Net Income (loss) before income taxes	268,200	(15,309)

Income tax expense	-	-

Net income (loss)	$268,200	$(15,309)

Net income (loss) per share
Basic	$-	$-
Diluted	$-	$-

Weighted average shares outstanding
Basic	260,524,221	116,510,332
Diluted	282,303,131	116,510,332

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	June 30,
Cash flows from operating activities:	2014	2013

Net Income (loss)	$268,200	$(15,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	147,582	207,582
Derivative (gain) loss	(1,460)	(1,628)
(Gain) on sale of assets	(58,544)	-
Increases/decreases in operating assets and liabilities
Accounts receivable	(421,571)	89,629
Prepaid expenses and other assets	16,362	21,506
Accounts payable and accrued expense	409,720	(299,791)
Net cash (used) in/provided by operating activities	360,289	1,989

Cash flows from investing activities:
Proceeds from sale of assets	58,544	-
Purchase of property and equipment	-	(179,163)
Net cash used in investing activities	58,544	(179,163)

Cash flows from financing activities:
Repayments of notes payable	(338,570)	(2,000)
Repayments of notes payable – related party	(16,618)	-
Net proceeds/(repayments) from line of credit	(58,158)	170,004
Bank overdraft
Proceeds from the sale of common stock / exercise of warrants
Net cash (used) in/provided by financing activities	(413,346)	168,004
Net change in cash	5,487	(9,170)
Cash, beginning of period	35,818	81,429
Cash, end of period	$41,305	$72,259

 See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

Integrated Freight Corporation, (a Florida corporation,) and subsidiaries (the "Company") is a niche motor freight carrier delivering dry, refrigerated and hazardous waste commodities throughout the United States and with corporate headquarters in Danbury, Connecticut.  We have two operating subsidiaries, one located in Hamburg, Arkansas and the other located in Scotts Bluff, Nebraska.  Through our two operating motor freight carriers, we provide truck load service throughout the forty-eight contiguous United States. As such, we provide long-haul, regional and local service to our customers.  The Company is subject to regulation by the Department of Transportation and numerous state regulatory authorities.

Principles of Consolidation

The accompanying consolidated balance sheet as of March 31, 2014 has been derived from audited financial statements.

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's latest Form 10-K.

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries as of June 30, 2014 and 2013.  All material intercompany transactions have been eliminated.

We have the following wholly owned subsidiaries, during the periods indicated:

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014 and March 31, 2014, and the results of operations and cash flows for the three months ended June 30, 2014 and 2013.

Subsequent Events

The Company has evaluated subsequent events through May 29, 2015 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $41,305 and $35,818 at June 30, 2014 and March 31, 2014 respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales.  The Company uses the allowance method for recognizing bad debts. The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of an allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.  When an account is deemed uncollectible, it is written off against the allowance.  Accordingly, the Company has provided a $50,000 allowance for uncollectible accounts as of June 30 and March 31, 2014.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other. Our business combinations did not result in any goodwill as of June 30 and March 31, 2014.

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Impairment of Long-lived Assets
The Company evaluates the carrying value of its long-lived assets annually.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.   If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed are reported at the lower of the carrying value or fair value, less costs to sell.  There has been no impairment as of June 30 and March 31, 2014.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. During the three months ended June 30, 2014 and 2013, advertising expense was $3,707 and $3,707, respectively.

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of June 30 and March 31, 2014, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 6). Significant assumptions used in this model as of March 31, 2014 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 449%, and risk-free rates of return of approximately .72%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At June 30 and March 31, 2014, the Company had $649,950 and $708,108 outstanding under its revolving credit agreement, and $12,039,104 and $12,394,292, including $5,170,466 and $5,187,084 with related parties, outstanding under promissory notes with various lenders. The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable. The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
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

Concentrations of Credit Risk

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of June 30, 2014 and March 31, 2014, the Company's bank deposits did not exceed insured limits

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. At June 30 and March 31, 2014, management estimated $0 in claims accrual above insurance deductibles.

However, from time to time the various business units are subject to premium audits on workers compensation. When the results of these audits are available, the various business units record the additional premiums due when they are advised by the respective carriers. Such amounts are generally amortized over the following 12 months.

Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Our continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through the debt and equity offerings noted above. We do, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to sell additional equity securities, debt securities or borrow from lending institutions. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer. In such event, we will be forced to scale down or perhaps even cease our operations.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

We have undertaken steps as part of a plan to improve operating results with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our revenues and gross profits; and (c) reducing expenses. Additionally, we are implementing a strategy to bring us to financial stability, which is as follows:

●
A significant portion of our short term debt is in the hands of our subsidiary managers who, under the right circumstances, we believe may be willing to rework terms and to lengthen the maturity dates, as they have in the past, if that becomes necessary, lessening the short term debt on our balance sheet.

●	A significant amount of short term debt on our balance sheet is convertible into common shares which may eliminate a meaningful amount of debt from our balance sheet.
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

Income (Loss) per Common Share
Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of June 30, 2014 there were 8,562,390 warrants outstanding, of which 620,883 were included in the calculation of net income (loss) per share-diluted because they were dilutive. In addition, the Company had convertible promissory notes that were also included because they were dilutive.
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

Note 2. Property and Equipment

Property and equipment consist of the following at June 30, 2014:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$15,797	$17,766
Tractors and Trailers	-	3,274,557	2,882,981	6,157,538
Vehicles	-	29,934	106,407	136,341
Furniture, Fixtures and Equipment	-	221,828	284,625	506,453
Less: accumulated depreciation	-	(1,884,303)	(3,119,337)	(5,003,640)
Total	$-	$1,643,985	$170,473	$1,814,458

Depreciation expense totaled $147,582 and $207,582 for the three months ended June 30, 2014 and 2013

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Property and equipment consist of the following at March 31, 2014:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$15,797	$17,766
Tractors and Trailers	-	3,274,557	2,887,513	6,162,070
Vehicles	-	29,934	106,407	136,341
Furniture, Fixtures and Equipment	-	221,828	284,625	506,453
Less: accumulated depreciation	-	(1,742,790)	(3,117,801)	(4,860,591)
Total	$-	$1,785,498	$176,541	$1,962,039

Note 3. Intangible Assets

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

These intangible assets are as follows:

	June 30,	March 31,
	2014	2014
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	891,958	891,958

Total intangible assets	1,935,251	1,935,251
Less: accumulated amortization	(1,935,251)	(1,935,251)
Intangible assets, net	$-	$-

Amortization expense for the three months ended June 30, 2014 and 2013 was $0 and $0 respectively.

Note 4. Accrued Expenses

At June 30, 2014 and March 31, 2014, accrued expenses and liabilites consisted of the following:

	June 30, 2014	March 31, 2014

Accrued interest	$2,089,118	$1,851,592
Accrued officer compensation	160,000	80,000
Accrued payroll expenses	169,757	168,658
Accrued expenses - other	91,883	73,412

	$2,510,758	$2,173,662

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Note 5. Other liabilities

At June 30, 2014 and March 31, 2014, other liabilities consist of three judgments totaling $721,130 arising from prior litigation.

Note 6. Line of Credit

Morris Revolving Credit

At June 30 and March 31, 2014, Morris has $ 708,108 and $611,356 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable and guaranteed by a previous owner. The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

Note 7. Notes Payable

Notes Payable owed by Morris consisted of the following:

	June 30, 2014	March 31, 2014

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, with interest rates ranging from 6.69% to 8.53%, secured by equipment	141,578	149,364

Notes payable to Wells Fargo Bank, payable in monthly installments ranging from $569 to $5,687 including interest, with interest rates ranging from 7.00% to 7.25%, secured by equipment	478,004	574,547

Note payable to Mack Financial Services, payable in monthly installments of $8,359 including interest, with interest at 7.19% secured by equipment.	180,318	203,348

Note payable to Mack Financial Services, payable in monthly installments of $2,105 including interest, with interest at 7.19% secured by equipment.	53,702	59,096

Notes payable to Volvo Financial Services, payable in monthly installments ranging from $1,884 to $6,408 including interest, with interest rates ranging from 7.00% to 7.50%, secured by equipment	787,933	859,337

Totals	$1,641,535	$1,845,692

Notes payable owed by Smith consisted of the following:

	June 30, 2014	March 31, 2014

Notes payable to bank, payable in monthly installments of $60,000 including interest, with interest at 9%, collateralized by substantially all of Smith assets	$861,283	$977,484

Notes payable to bank, payable in monthly installments including interest, with interest at 6.5%, collateralized by substantially all of Smith assets	1,432,753	1,447,753

Note payable to Ally, payable in monthly installments of $599 including interest, with interest at 6%, secured by a vehicle.	9,831	11,503

Notes payable to John Deere, payable monthly including interest, secured by equipment	3,595	5,135

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	701,570	701,570

Total	$3,009,032	$3,143,445

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Notes payable owed by Integrated Freight Corporation consisted of the following:

	June 30, 2014	March 31, 2014

Various notes payable, currently payable on demand. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$1,083,101	$1,083,101

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder, the Company intends to comply with the judgment when funds are available.	45,115	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, currently payable on demand, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock	572,500	572,500

Convertible promissory notes with an investment firm, simple interest of 8%, currently payable on demand, convertible at the option of the holder at prices as defined.	151,155	151,155

Original Issue Discount Senior Debenture with an investment firm, currently payable on demand, secured by Equipment.	343,200	343,200

Convertible note payable to Wall Street Angel Partners LLC dated August 16, 2012, bearing interest at 8%, currently payable on demand.	23,000	23,000

Totals	$2,218,071	$2,218,071

Summary

	IFC	Morris	Smith	Total

Notes payable, current portion	$2,218,071	$688,263	$2,631,911	$5,538,245

Notes payable, net of current portion	-	953,272	377,121	1,330,393

Total as of June 30, 2014	$2,218,071	$1,641,535	$3,009,032	$6,868,638

Principal maturities of long term debt for the next five years are as follows	Year Ending
	June 30,	Total
	2015	$5,538,245
	2016	934,635
	2017	299,144
	2018	88,798
	2019	7,816
	Thereafter	-
		6,868,638

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The Company valued the Notes Payable at their face value and calculated the beneficial conversion feature of the warrants using Black Scholes in deriving a discount that is being amortized over the term of the Notes as interest expense using a straight line method.

While there are no defaults of any obligations at the Company's two subsidiaries, the parent company has certain obligations that are in default and currently payable on demand.  The Company is currently in negotiation with these debt holders and intends to extend the terms of the maturity dates or convert the debt into equity.

The Company has determined that the conversion features of convertible notes and warrants issued with convertible notes are embedded derivative instruments pursuant to ASC 815-40-05 "Derivatives and Hedging-Contracts in Entity's Own Equity" and ASC 815-10-05 "Derivatives and Hedging – Overall," the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.

The fair value of the derivative liability at June 30, 2014 and March 31, 2014 was $7,414 and $8,874, respectively and are reflected on the Consolidated Balance Sheets.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Note 8. Related Party Notes Payable

Notes payable owed by the Company to related parties are as follows:

	June 30, 2014	March 31, 2014

Various notes payable to related party with interest at 8%, currently payable on demand.	$130,704	$130,704

Collateralized Notes Payable currently due on demand with interest of 9.9%, collateralized by equipment as defined.	645,276	645,276

Notes payable to related party, with interest at 8%, secured by all shares of Smith common stock, currently payable on demand.	210,000	210,000

Notes payable to related party, with interest at 8%, secured by all shares of Morris common stock, currently payable on demand.	195,000	195,000

Note payable to shareholder, with interest at 8.5%, due on demand.	149,945	171,563

Note payable to shareholder, with interest at 8.0%, due on demand.	40,176	40,176

Note payable to shareholder, with interest at 5.0%, due on demand.	53,750	48,750

Note payable to related party, with interest at 5.0%, principal and interest due on March 31, 2019.	3,745,615	3,745,615

Total	$5,170,466	$5,187,084

Note 9. Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	June 30, 2014	June 30, 2013
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	0%
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.6%

Net tax rate	0.00%	0.00%

At June 30, 2014, deferred tax assets consisted of a net tax asset of approximately $7,520,000, due to operating loss carry forwards of approximately $20,000,000, which was fully allowed for, in the valuation allowance of $7,520,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The net operating loss carry forwards expire through the year 2034.
The valuation allowance is evaluated at the end of each fiscal year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets was no longer impaired and the allowance was no longer required.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Note 10. Shareholders' Deficit

Common Stock

The Company did not issue any Common Stock during the three months ended June 30, 2014

Warrants to Purchase Common Stock

The Company did not issue any Warrants to purchase Common Stock during the three months ended June 30, 2014.

A summary of the warrant balances outstanding for the three months ended June 30, 2014 is presented below:

	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term

Balance, March 31, 2013	13,307,390	$0.23	2 years
Granted	-	0.00
Exercised	-	0.0
Expired/Cancelled	360,000	0.0	N/A

Balance, March 31, 2014	12,947,390	$0.23	2 years
Granted	-	0.0	-
Exercised	-	0.0	-
Expired/Cancelled	4,835,000	0	N/A

Balance, June 30, 2014	8,562,390	$0.23	2 years

As of June 30, 2014 and March 31, 2014, the number of warrants that were currently vested and expected to become vested was 8,562,390 and 12,947,390, respectively.

Note 11. Commitments and Contingencies

Operating Leases

At June 30, 2014 the Company operated from the corporate office of the Chief Executive Officer in Danbury, Connecticut at no charge to the Company.  The value of this accommodation is deemed to be immaterial.

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

The Company has multiple operating leases for trucks and trailers at various rates and are generally no longer than five years.

Total facility and equipment lease expense for the three months ended June 30, 2014 was approximately $281,981.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The Company's commitments for minimum lease payments under these operating leases for the next five years as of June 30, 2014 are as follows:

Period ended June 30,
2015	$931,344
2016	931,344
2017	924,498
2018	794,544
2019	646,313

Employment Agreements

From time to time since 2008, the Company has entered into several five year employment agreements with its executives. In 2013, we committed to pay executives a total of $275,000 per year, plus usual and customary benefits. The agreements also provide bonuses if the executives meet certain goals as set by the board of directors annually.

Consulting Agreements

On August 3, 2012 our Board of Directors voted to engage Fuselier Consulting of Danbury, CT, as its strategic business consultant.  Under terms of the agreement, Fuselier will consult with our management regarding the execution of our restructuring and Fuselier will be compensated with the issuance of our stock.  The Board directed the Company to issue to Fuselier ten million shares of stock at signing and an additional two and a half million shares per quarter through the term of the agreement.  This agreement was terminated in May 2014.

Purchase Commitments

The Company's purchase commitments for revenue equipment are continually negotiated and reviewed.  Upon execution of purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $1,000,000 to $3,000,000 and are expected to be financed over an average of 4 to 7 years.

Active litigation:

As a lender to the Company and its subsidiaries, Hillair Capital Investments, LP partially funded the Company's acquisition of Cross Creek and a portion of the Company's working capital requirements in 2011 via two notes totaling $339,660.   Hillair initially sought $1,200,000 in unspecified damages in New York State.  In 2014, the Company settled with Hillair for $400,000 payable $100,000 down and $300,000 pro rata over the subsequent three year period.   Under the court order the Company became in default of the agreement by its terms.   In the event of a default, Hillair's recovery is limited to $450,000.   The Company continues to discuss with Hillair an economic resolution of the matter and has reserved the full defaulted amount.

As a lender to the Company, Luberski, Inc. loaned the Company, via two Notes, $400,000 in 2011.   The Company defaulted on both loans and Luberski received a judgment against one of the Company's two subsidiaries.  In 2015, the Company and Luberski actively negotiated the settlement of the outstanding balance.   The Company has booked reserves equivalent to the debt outstanding plus interest and fees.

In 2012, Chapman and Associates sued the Company for fees related to their introduction of two acquired subsidiaries of the Company and received a judgment for the full amount of the suit.   The Company has reserved $900,000 relating to this debt and in 2015 participated in negotiations with Chapman to settle.

The Nutmeg Fortuna Fund litigation relates to the collection on a 2008 promissory note.  The Company has reserved $175,000 relating to this matter.   In 2015 we continued to participate in negotiations with Nutmeg to settle.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

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

In January 2013 Robins Consulting, Inc. filed suit against us and our former CEO Paul Henley for $572,000 in broker fees related to the acquisition of Cross Creek Trucking.  We believe that Robins Consulting misrepresented the condition of Cross Creek in a material manner.  The Company is aggressively defending this case, has filed counterclaims, and has prepared a lawsuit against Robins for damages in excess of one million dollars.  The Company is in active negotiations to resolve this matter and has reserved $572,000 against this contingent liability.

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

Claims and Assessments

The Company is involved in certain claims arising from the normal conduct of business.  Based on the present knowledge of the facts and, in certain cases, opinions of outside counsel, the Company believes the resolution of these claims will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

Note 12. Related Party Transactions

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

Note 13. Subsequent Events

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

In October, 2014, the Company issued 10,000,000 common shares for services.

In October, 2014, the Company issued 20,000,000 common shares to Fuselier Consulting in accordance with the terms of a consulting contract.  The stock was valued at $.0071 per share, its fair market value at the date of issuance

In November, 2014, the Company issued 13,500,000 common shares for services.  The stock was valued at $.0072 per share, its fair market value at the date of issuance

In November, 2014, the Company issued 8,728,265 common shares for accrued compensation to Officers of the Company.  The shares were valued using a volume weighted average price of $.017 per share

In December, 2015 the Company issued 8,023,529 common shares as part of a negotiated settlement on debt

In January, 2015, the Board approved an amendment to the Articles of Incorporation relative to its capital structure  to create new classes of stock by authorizing Ninety Million (90,000,000) shares of Series A Preferred Stock with a par value of $.005, and Three Hundred Million (300,000,000) shares of Preferred Stock with preferences to be determined by the board at a later date.

In January, 2015, the Company issued 35,219,711 common shares in satisfaction of convertible debt

In January, 2015, the Company authorized 21,072,793 common shares as part of negotiated settlements on various debts.  These shares were issued in May 2015.

In February, 2015, the Company issued 36,310,721 common shares in satisfaction of convertible debt

In February, 2015, the Company issued 2,050,000 common shares as part of a negotiated settlement on debt

In March, 2015, the Company issued 40,223,804 common shares in satisfaction of convertible debt

In March 2015, the Company issued ten year warrants to purchase 20,000,000 common shares, with an exercise price of $.005, for services.

In April 2015, the Company issued 43,249,254 common shares in satisfaction of convertible debt.

In May 2015, the Company issued 35,945,000 common shares in satisfaction of convertible debt.

In May 2015, the Company issued 26,519,682 common shares for accrued compensation to Officers of the Company.

In May 2015, the Company issued 2,500,000 common shares for services.

In June 2015, the Company issued 31,387,561 common shares in satisfaction of convertible debt.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Results

The following table presents and compares the results of our operations for the three months ended June 30, 2014 and 2013.

	Three Months ended June 30,
	2014	2013	$ change	% change

Revenue	4,986,426	5,200,625	(214,199)	-4.1%

Operating Expenses
Rents and transportation	1,279,273	1,301,765	(22,492)	-1.7%
Wages, salaries and benefits	1,199,488	1,198,489	999	0.1%
Fuel and fuel taxes	1,375,745	1,437,592	(61,847)	-4.3%
Insurance and claims	243,925	300,615	(56,690)	-18.9%
Operating taxes and licenses	79,885	57,983	21,902	37.8%
General and administrative	281,766	360,183	(78,417)	-21.8%
Depreciation and amortization	147,582	207,582	(60,000)	-28.9%
Total Operating Expenses	4,607,664	4,864,209	(256,545)	-5.3%

Income(Loss) from operations	378,762	336,416	42,346	12.6%

Other Income (Expense)
Derivative Gain (Loss)	1,460	1,628	(168)	-10.3%
Interest expense	(303,769)	(383,427)	79,658	-20.8%
Other income (expense)	133,203	28,092	105,111	374.2%
Gain on sale of assets	58,544	1,982	56,562	2853.8%
Total Other Income (Expense)	(110,562)	(351,725)	241,163	-68.6%

Net Income (Loss)	268,200	(15,309)	283,509	-1851.9%

Our largest expenses, for example truck lease and financing costs, tend to be fixed. These expenses represent a significant use of cash flow. Our driver payroll fluctuates with the freight shipped, however, we do have fixed payroll expenses for office, management and shop personnel that do not vary in relation to freight revenues.  The Company has achieved substantial reductions in both general and administrative expenses as well as other areas of fixed overhead expense.  The operating companies have focused much attention on revenue quality, that is, improving the per mile yield.  The subsidiaries have been able to take selective rate increases and discontinue business that did not achieve minimum per mile yield standards.  For the full year the operating companies also improved fuel expense through improved buying and better miles per gallon.

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

Results of Continuing Operations

Revenues

For the three months ended June 30, 2014, we reported revenues of $4,986,426 as compared to revenues of $5,200,625 for the three months ended June 30, 2013, a decrease of $214,199 or 4.1%. This decrease is small due to the combination of an unusually difficult winter weather season and the continuing shortage of qualified truck drivers.

Operating Expenses

Our total operating expenses decreased 4.6% to $4,641,033 for the three months ended June 30, 2014, as compared to $4,864,209 for the three months ended June 30, 2013. These changes include:

Rents and Transportation.  For the three months ended June 30, 2014, rents and transportation costs were $1,279,273 as compared to $1,301,765 for the three months ended June 30, 2013, a decrease of $22,492 or 1.7%. The decrease was primarily a result of the subsidiaries' improved equipment leasing terms.  Over time the subsidiaries have increased their reliance on full service truck leases because of a shortage of growth capital available for tractor purchases.

Wages, salaries and benefits. For the three months ended June 30, 2014, wages, salaries and benefits costs were $1,199,488 as compared to $1,198,489 for the three months ended June 30, 2013, an increase of $999 or .1%.

Fuel and fuel taxes. For the three months ended June 30, 2014, the cost of fuel and fuel taxes were $1,375,745 as compared to $1,437,592 for the three months ended June 30, 2013, a decrease of $61,847 or 4.3%. The decrease in fuel expense is a result of slightly lower revenue miles and improved fuel mileage from the newer leased tractors in the fleet.

Insurance and claims. For the three months ended June 30, 2014, insurance and claims costs were $243,925 as compared to $300,615 for the three months ended June 30, 2013, a decrease of $56,690 or 18.9%, which we believe is in line with the subsidiaries' accident and claims experience and  industry-wide insurance rate increases for the period.

Operating taxes and licenses For the three months ended June 30, 2014, operating taxes and licenses costs were $79,885 as compared to $57,983 for the three months ended June 30, 2013, an increase of $21,902 or 37.8%.

General and administrative expenses. General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of services and include managerial salaries, legal fees and rent and utilities. General and Administrative expenses were $281,766 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, when general and administrative expenses costs were $360,183, a decrease of $78,417 or 21.8%. This comparative decrease is a direct result of management's restructuring and turnaround plan initially implemented during 2013.  In this plan, corporate overhead was severely reduced or eliminated and no resources were expended for G&A other than those deemed by the board and management as mission critical.

Depreciation and amortization. For the three months ended June 30, 2014, depreciation and amortization costs were $147,582 as compared to $207,582 for the three months ended June 30, 2013, a decrease of $60,000 or 28.9%. This decrease is due to the subsidiary companies converting to full service tractor leases, and intangible assets being fully amortized.

Income (Loss) from Operations We reported an income from operations of $345,393 for the three months ended June 30, 2014 as compared to an income from operations of $336,416 for the three months ended June 30, 2013, an increase of $8,977 or 2.7%.

Other Income (Expense)

We reported total other income (expense) of $(110,562) for the three months ended June 30, 2014 as compared to $(351,725) for the three months ended June 30, 2013, an increase of $241,163.   This increase is the cumulative effect of the changes in each of the following components of other income (expense);

We had a gain on derivatives of $1,460 for the three months ended June 30, 2014 as compared to a derivative gain of $1,628 for the three months ended June 30, 2013.

Interest expense for the three months ended June 30, 2014 was $303,769 compared to $383,427 for the three months ended June 30, 2013, a decrease of $79,658 or 20.8%.

Other income (expense) for the three months ended June 30, 2014 was $133,203 compared to $28,092 for the three months ended June 30, 2013, an increase of $105,111 or 374.2%.

We had gain on sale of assets of $58,544 for the three months ended June 30, 2014 as compared to $1,982 for the three months ended June 30, 2013.

Net Income (Loss)

We reported a net income of $268,200 for the three months ended June 30, 2014 as compared to a net loss of $15,309 for the three months ended June 30, 2013, an increase of $283,509.

Results by Operational Subsidiary

Morris Transportation

For the three months ended June 30, 2014, Morris Transportation had revenues of $2,191,454 compared with revenues of $2,516,285 for the three months ended June 30, 2013, a decrease of $324,831 or 12.9%. This decrease is primarily due to generally weaker demand in the paper markets and intense competition in the driver recruiting and retention markets.  As a result, the company experienced several unmanned power units much of the year.

For the three months ended June 30, 2014, Morris Transportation had a net income of $85,051 compared with a net loss of $5,190 for the three months ended June 30, 2013, an increase of $90,241.

Morris Transportation total assets at June 30, 2014, were $2,356,687, as compared to total assets of $3,441,961 as of June 30, 2013, a decrease of $1,085,274. This decrease is primarily due to the company's ongoing conversion from owned to leased power units.

Smith Systems Transportation

For the three months ended June 30, 2014, Smith Systems Transportation had revenues of $2,794,971 compared with revenues of $2,684,340 for the three months ended June 30, 2013, an increase of $110,631. This increase is primarily due to increased petroleum charges, general improvement in the trucking demand in the Central and Mountain markets of the United States and, specifically, much stronger demand in the hazardous waste market.  Smith was able to service this significant increase in demand by expanding its capacity with both company and independent contractor drivers.

Smith Systems Transportation had a net income of $394,519 for the three months ended June 30, 2014 compared with a net income of $179,462 for the three months ended June 30, 2013, an increase of $215,057. This increase is primarily a result of strong demand in the hazardous waste markets to include the expanding hydraulic fracturing water recovery market.

Smith Systems total assets were $2,337,863 at June 30, 2014 as compared to total assets of $2,451,236 at June 30, 2013, a decrease of $113,373.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons related to continuing operations at June 30, 2014 and March 31, 2014.

	June 30, 2014	March 31, 2014	$ change	% change

Working Capital	(13,112,863)	(13,205,745)	92,882	-0.7%

Cash	41,305	35,818	5,487	15.3%
Accounts receivable, net	2,848,547	2,426,976	421,571	17.4%
Prepaid expenses and other assets	343,690	360,052	(16,362)	-4.5%
Property and equipment, net	1,814,458	1,962,039	(147,581)	-7.5%

Bank overdraft	283,297	266,042	17,255	6.5%
Accounts payable	1,472,559	1,417,189	55,370	3.9%
Accrued expenses and other liabilities	2,510,758	2,173,662	337,096	15.5%
Other liabilities	721,130	721,130	-	0.0%
Line of credit	649,950	708,108	(58,158)	-8.2%
Notes payable	12,039,104	12,394,292	(355,188)	-2.9%
Derivative liability	7,414	8,874	(1,460)	-16.5%

Common stock	260,524	260,524	-	0.0%
Additional paid-in capital	9,925,421	9,925,421	-	0.0%

Cash Flows and Working Capital

Our cash flow from operations at the subsidiary level is sufficient to meet current subsidiary obligations. In fiscal year 2014 and 2013, we relied upon additional investment through sales of common stock and debentures in order to fund total operations. We anticipate raising significant amounts of capital to fund organic growth as well as acquisitions in the next fiscal year.

At June 30, 2014, we had $41,305 in cash and cash equivalents. We had receivables, net of allowances, of $2,848,547 and our current liabilities were $16,346,405.

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

Operating Activities

For the three months ended June 30, 2014, we had a net income of $268,200 as compared to a net loss of $15,309 for the three months ended June 30, 2013.  Net cash provided by operating activities for the three months ended June 30, 2014 totaled $360,289 as compared to $1,989 provided by operating activities for the three months ended June 30, 2013, an increase of $358,300.  Non-cash items included depreciation and amortization expense of $147,582 and  a derivative gain of $1,460 for the three months ended June 30, 2014 as compared to depreciation and amortization expense of $207,582 and a derivative gain of $1,628 for the three months ended June 30, 2013.

Investing Activities

Net cash provided by investing activities for the three months ended June 30, 2014 was $58,544 from the sale of assets, as compared to net cash used in investing activities of $179,163 (for equipment) for the three months ended June 30, 2013.

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2014, was $413,346 as compared to net cash provided of $168,004 for the three months ended June 30, 2013.  For the three months ended June 30, 2014, net cash was used to pay down various note balances.  For the three months ended June 30, 2013 net cash provided were representative of funds received from various lenders.

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

Our ability to utilize net operating loss carry forwards may be limited
As of June 30, 2014, the Company had net operating loss carry forwards (NOLs) of approximately $20 million for federal income tax purposes that will begin to expire between the years of 2020 and 2034. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.
Going Concern
These consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Our continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through the debt and equity offerings noted above. We do, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to sell additional equity securities, debt securities or borrow from lending institutions. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The issuance of additional equity securities, including convertible debt securities, by us could result in a significant dilution in the equity interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer. In such event, we will be forced to scale down or perhaps even cease our operations.

We have undertaken steps as part of a plan to improve operating results with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our revenues and gross profits; and (c) reducing expenses. Additionally, we are implementing a strategy to bring us to financial stability, which is as follows:

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

Recent Accounting Pronouncements

See Consolidated Financial Statements beginning on page 5.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4. Controls and Procedures

307 – Disclosure controls and procedures: As of June 30, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure." Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, such disclosure controls and procedures were not effective.

The two primary reasons for management's conclusions are:

●	Insufficient personnel to implement checks and balances; and

●	Decentralization of accounting functions in each subsidiary.

308(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect this control.

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

As a lender to the Company, Luberski, Inc. loaned the Company $400,000, via two Notes in 2011.   The Company defaulted on both loans and Luberski ultimately received a judgment against one of Company's two subsidiaries.  In 2015, the Company and Luberski were actively negotiating the settlement of the outstanding balance.   The Company has booked reserves equivalent to the debt outstanding plus interest and fees that may become due.

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

In January 2013 Robins Consulting, Inc. filed suit against us and our former CEO Paul Henley for $572,000 in broker fees related to the acquisition of Cross Creek Trucking, and in December 2014, received a judgment in the amount of $991,000.    The Company has filed counter claims, and a bill of review to overturn the judgment.  In addition, the Company has filed suit against Robins for its role in the acquisition of Cross Creek Trucking.  The amount of $572,500 is included in notes payable at June 30, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the three months ended June 30, 2014.  The following is a listing of all equity securities issued since that date through the date of this report;

In October, 2014, the Company issued 10,000,000 common shares for services.

In October, 2014, the Company issued 20,000,000 common shares to Fuselier Consulting in accordance with the terms of a consulting contract.  The stock was valued at $.0071 per share, its fair market value at the date of issuance

In November, 2014, the Company issued 13,500,000 common shares for services.  The stock was valued at $.0072 per share, its fair market value at the date of issuance

In November, 2014, the Company issued 8,728,265 common shares for accrued compensation to Officers of the Company.  The shares were valued using a volume weighted average price of $.017 per share

In December, 2015 the Company issued 8,023,529 common shares as part of a negotiated settlement on debt

In January, 2015, the Company issued 35,219,711 common shares in satisfaction of convertible debt

In January, 2015, the Company authorized 21,072,793 common shares as part of negotiated settlements on various debts.  These share were issued in May 2015.

In February, 2015, the Company issued 36,310,721 common shares in satisfaction of convertible debt

In February, 2015, the Company issued 2,050,000 common shares as part of a negotiated settlement on debt

In March, 2015, the Company issued 40,223,804 common shares in satisfaction of convertible debt

In March 2015, the Company issued ten year warrants to purchase 20,000,000 common shares, with an exercise price of $.005, for services.

In April 2015, the Company issued 43,249,254 common shares in satisfaction of convertible debt.

In May 2015, the Company issued 35,945,000 common shares in satisfaction of convertible debt.

In May 2015, the Company issued 26,519,682 common shares for accrued compensation to Officers of the Company.

In May 2015, the Company issued 2,500,000 common shares for services.

In June 2015, the Company issued 31,387,561 common shares in satisfaction of convertible debt.

These shares were issued in transactions deemed exempt from the registration requirements of the Securities Act, in reliance of either or both Regulation D or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

We do not have any other material information to report under this Item.

ITEM 6. Exhibits

Exhibit Number

3.4	Amendment to the Articles of Incorporation

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF*	XBRL Taxonomy Extension Definition Link base Document

101.INS*	XBRL Instance Document

101SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

101.LAB*	XBRL Taxonomy Extension Label Link base Document

101.PRE*	XBRL Taxonomy Extension Presentation Link base Document

101.DEF*	XBRL Taxonomy Extension Definition Link base Document
* To be filed by amendment

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to  be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

By	/s/ David N. Fuselier
David N. Fuselier Principal Executive Officer and Principal Financial and Accounting Officer

     DATED: June 16, 2015