Form 10-Q
period 2014-09-30
INTEGRATED FREIGHT Corp
filed 2015-06-23
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 [Second Quarter]

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

INTEGRATED FREIGHT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Table of Contents

PART 1 – FINANCIAL INFORMATION	4
ITEM 1. Financial Statements	4
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 4. Controls and Procedures	31
PART II - OTHER INFORMATION	32
ITEM 1. Legal Proceedings	32
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	33
ITEM 3. Defaults Upon Senior Securities.	32
ITEM 4. Mine Safety Disclosures.	34
ITEM 5. Other Information.	34
ITEM 6. Exhibits	34

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$65,081	$35,818
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,775,516	2,426,976
Prepaid expenses and other assets	225,765	360,052
Total current assets	3,066,362	2,822,846

Property and equipment, net of accumulated depreciation	1,323,312	1,962,039
Intangible assets, net of accumulated amortization	-	-
Total assets	$4,389,674	$4,784,885

Liabilities and Stockholders' Deficit
Current liabilities:
Bank overdraft	$132,465	$266,042
Accounts payable	1,384,437	1,417,189
Accrued expenses and other liabilities	2,683,937	2,173,662
Other Liabilities	721,130	721,130
Line of credit	651,960	708,108
Notes payable - related parties	5,193,982	5,187,084
Current portion of notes payable	5,329,981	5,555,376
Total current liabilities	16,097,892	16,028,591

Derivative liability	11,632	8,874
Notes payable - related parties	-	-
Notes payable, net of current portion and debt discount	915,033	1,651,832
Liabilities of discontinued operations	-	-
Total long-term liabilities	926,665	1,660,706

Total liabilities	17,024,557	17,689,297

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
260,524,221 and 260,524,221 shares issued and outstanding at September 30, 2014 and March 31, 2014 respectively	260,524	260,524
Additional paid-in capital	9,925,421	9,925,421
Accumulated deficit	(22,820,828)	(23,090,357)
Total stockholders' deficit	(12,634,883)	(12,904,412)

Total liabilities and stockholders' deficit	$4,389,674	$4,784,885

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$4,941,970	$5,206,603	$9,928,396	$10,407,227

Operating Expenses
Rents and transportation	1,303,867	1,234,036	2,583,140	2,535,801
Wages, salaries and benefits	1,332,128	1,354,514	2,531,617	2,553,004
Fuel and fuel taxes	1,185,111	1,552,180	2,560,856	2,989,772
Insurance and claims	347,699	384,701	591,624	685,316
Operating taxes and licenses	79,697	79,946	159,581	137,929
Stock based compensation		99,500	-	99,500
General and administrative	341,749	339,654	623,515	699,836
Depreciation and amortization	147,581	260,876	295,163	468,457
Total Operating Expenses	4,737,832	5,305,407	9,345,496	10,169,615

Income (Loss) from operations	204,138	(98,804)	582,900	237,612

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	(4,218)	18,636	(2,758)	20,264
Interest	(258,845)	(310,802)	(562,613)	(694,230)
Other income (expense)	10,934	64,023	144,136	92,116
Gain on sale of assets	49,320	68,626	107,864	70,608
Total Other Income (Expense)	(202,809)	(159,517)	(313,371)	(511,242)

Net Income (loss) before income taxes	1,329	(258,321)	269,529	(273,630)

Income tax expense	-	-	-	-

Net income (loss)	$1,329	$(258,321)	$269,529	$(273,630)

Net income (loss) per share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average shares outstanding
Basic	260,524,221	118,847,289	260,524,221	117,685,195
Diluted	282,318,077	118,847,289	282,308,833	117,685,195

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	September 30,
Cash flows from operating activities:	2014	2013

Net Income (loss)	$269,529	$(273,630)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	295,163	468,457
Stock based compensation	-	99,500
Derivative (gain) loss	2,758	(20,264)
(Gain) on sale of assets	(107,864)	(70,608)
Increases/decreases in operating assets and liabilities
Accounts receivable	(348,540)	240,734
Prepaid expenses and other assets	134,287	4,639
Accounts payable and accrued expense	343,945	(240,306)
Net cash (used) in/provided by operating activities	589,278	208,522

Cash flows from investing activities:
Proceeds from sale of assets	451,429	172,333
Purchase of property and equipment	-	(179,163)
Net cash used in investing activities	451,429	(6,830)

Cash flows from financing activities:
Repayments of notes payable	(962,194)	(273,205)
Proceeds of notes payable – related party	25,000	-
Repayments of notes payable – related party	(18,102)	(5,000)
Net proceeds/(repayments) from line of credit	(56,148)	84,362
Net cash (used) in/provided by financing activities	(1,011,444)	(193,843)

Net change in cash	29,263	7,849
Cash, beginning of period	35,818	81,429
Cash, end of period	$65,081	$89,278

 See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Business

Integrated Freight Corporation, a Florida corporation, and subsidiaries (the "Company") is a niche motor freight carrier delivering dry, refrigerated and hazardous waste commodities throughout the United States and with corporate headquarters in Danbury, Connecticut.  We have two operating subsidiaries, one located in Hamburg, Arkansas and the other located in Scotts Bluff, Nebraska.  Through our two operating motor freight carriers, we provide truck load service throughout the forty-eight contiguous United States. As such, we provide long-haul, regional and local service to our customers.  The Company is subject to regulation by the Department of Transportation and numerous state regulatory authorities.

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

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries as of September 30, 2014 and March 31, 2014.  All material intercompany transactions have been eliminated.

We have the following wholly owned subsidiaries, during the periods indicated:

• Morris Transportation, Inc., an Arkansas corporation
• Smith Systems Transportation, Inc., a Nebraska corporation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014 and March 31, 2014, and the results of operations and cash flows for the three and six months ended September 30, 2014 and 2013.

Subsequent Events

The Company has evaluated subsequent events through June 15, 2015 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.
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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $65,081 and $35,818 at September 30, 2014 and March 31, 2014 respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales.  The Company uses the allowance method for recognizing bad debts. The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of an allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.  When an account is deemed uncollectible, it is written off against the allowance.  Accordingly, the Company has provided a $50,000 allowance for uncollectible accounts as of September 30 and March 31, 2014.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other. Our business combinations did not result in any goodwill as of September 30 and March 31, 2014.

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Impairment of Long-lived Assets
The Company evaluates the carrying value of its long-lived assets annually.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.   If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed are reported at the lower of the carrying value or fair value, less costs to sell.  There has been no impairment as of September 30 and March 31, 2014.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. During the six months ended September 30, 2014 and 2013, advertising expense was $2,619 and $3,707, respectively.

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of September 30 and March 31, 2014, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 6). Significant assumptions used in this model as of March 31, 2014 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 449%, and risk-free rates of return of approximately .72%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At September 30 and March 31, 2014, the Company had $651,960 and $708,108 outstanding under its revolving credit agreement, and $11,438,996 and $12,394,292, including $5,193,982 and $5,187,084 with related parties, outstanding under promissory notes with various lenders. The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable. The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
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

Concentrations of Credit Risk

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of September 30, 2014 and March 31, 2014, the Company's bank deposits did not exceed insured limits

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. At September 30 and March 31, 2014, management estimated $0 in claims accrual above insurance deductibles.

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
September 30, 2014
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
●
We expect to continue to grow through acquisitions involving stock payments in lieu of cash. We expect this larger business base will provide a larger "platform" in order to more easily offset the corporate overhead and costs of being public.

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

Income (Loss) per Common Share
Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of September 30, 2014 there were 8,521,390 warrants outstanding, of which 620,883 were included in the calculation of net income (loss) per share-diluted because they were dilutive. In addition, the Company had convertible promissory notes that were also included because they were dilutive.
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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 2. Property and Equipment

Property and equipment consist of the following at September 30, 2014:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$15,797	$17,766
Tractors and Trailers	-	2,418,950	2,882,980	5,301,930
Vehicles	-	29,934	106,407	136,341
Furniture, Fixtures and Equipment	-	222,781	284,625	507,406
Less: accumulated depreciation	-	(1,514,725)	(3,125,406)	(4,640,131)
Total	$-	$1,158,909	$164,403	$1,323,312

Depreciation expense totaled $295,163 and $468,457 for the six months ended September 30, 2014 and 2013.

Property and equipment consist of the following at March 31, 2014:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$15,797	$17,766
Tractors and Trailers	-	3,274,557	2,887,513	6,162,070
Vehicles	-	29,934	106,407	136,341
Furniture, Fixtures and Equipment	-	221,828	284,625	506,453
Less: accumulated depreciation	-	(1,742,790)	(3,117,801)	(4,860,591)
Total	$-	$1,785,498	$176,541	$1,962,039

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

These intangible assets are as follows:

	September 30,	March 31,
	2014	2014
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	891,958	891,958
Total intangible assets	1,935,251	1,935,251
Less: accumulated amortization	(1,935,251)	(1,935,251)
Intangible assets, net	$-	$-

Amortization expense for the six months ended September 30, 2014 and 2013 was $0 and $0 respectively.

Note 4. Accrued Expenses

At September 30, 2014 and March 31, 2014, accrued expenses and liabilites consisted of the following:

	September 30, 2014	March 31, 2014

Accrued interest	$2,216,924	$1,851,592
Accrued officer compensation	240,000	80,000
Accrued payroll expenses	206,341	168,658
Accrued expenses - other	20,672	73,412

	$2,683,937	$2,173,662

Note 5. Other liabilities

At September 30, 2014 and March 31, 2014, other liabilities consist of three judgments totaling $721,130 arising from prior litigation.

Note 6. Line of Credit

Morris Revolving Credit

At September 30 and March 31, 2014, Morris has $ 651,960 and $708,108 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, and guaranteed by a previous owner.  The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 7. Notes Payable

Notes Payable owed by Morris consisted of the following:

	September 30, 2014	March 31, 2014

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, with interest rates ranging from 6.69% to 8.53%, secured by equipment	117,858	149,364

Notes payable to Wells Fargo Bank, payable in monthly installments ranging from $569 to $5,687 including interest, with interest rates ranging from 7.00% to 7.25%, secured by equipment	450,957	574,547

Note payable to Mack Financial Services, payable in monthly installments of $8,359 including interest, with interest at 7.19% secured by equipment.	-	203,348

Note payable to Mack Financial Services, payable in monthly installments of $2,105 including interest, with interest at 7.19% secured by equipment.	50.051	59,096

Notes payable to Volvo Financial Services, payable in monthly installments ranging from $1,884 to $6,408 including interest, with interest rates ranging from 7.00% to 7.50%, secured by equipment	551,528	859,337

Totals	$1,170,394	$1,845,692

Notes payable owed by Smith consisted of the following:

	September 30, 2014	March 31, 2014

Notes payable to bank, payable in monthly installments of $60,000 including interest, with interest at 9%, collateralized by substantially all of Smith assets	$727,031	$977,484

Notes payable to bank, payable in monthly installments including interest, with interest at 6.5%, collateralized by substantially all of Smith assets	1,417,753	1,447,753

Note payable to Ally, payable in monthly installments of $599 including interest, with interest at 6%, secured by a vehicle.	8,142	11,503

Notes payable to John Deere, payable monthly including interest, secured by equipment	2,054	5,135

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	701,570	701,570

Total	$2,856,550	$3,143,445

Notes payable owed by Integrated Freight Corporation consisted of the following:

	September 30, 2014	March 31, 2014

Various notes payable currently payable on demand. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$1,083,101	$1,083,101

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder; the Company intends to comply with the judgment when funds are available.	45,115	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, currently payable on demand, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock	572,500	572,500

Convertible promissory notes with an investment firm, simple interest of 8%, currently payable on demand, convertible at the option of the holder at prices as defined.	151,155	151,155

Original Issue Discount Senior Debenture with an investment firm, currently payable on demand, secured by equipment	343,200	343,200

Convertible note payable to Wall Street Angel Partners LLC dated August 16, 2012, bearing interest at 8%, currently payable on demand	23,000	23,000

Totals	$2,218,071	$2,218,071

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Summary

	IFC	Morris	Smith	Total

Notes payable, current portion	$2,218,071	$496,540	$2,615,370	$5,329,981

Notes payable, net of current portion	-	673,854	241,179	915,033

Total as of September 30, 2014	$2,218,071	$1,170,394	$2,856,549	$6,245,014

Principal maturities of long term debt for the next five years are as follows	Year Ending
	September 30,	Total
	2015	$5,329,981
	2016	612,980
	2017	224,069
	2018	77,984
	2019	-
	Thereafter	-
		6,245,014

The Company valued the Notes Payable at their face value and calculated the beneficial conversion feature of the warrants using Black Scholes in deriving a discount that is being amortized over the term of the Notes as interest expense using a straight line method.

While there are no defaults of any obligations at the Company's two subsidiaries, the parent company has certain obligations that are in default, and currently payable on demand.  The Company is currently in negotiation with these debt holders and intends to extend the terms of the maturity dates or convert the debt into equity.

The Company has determined that the conversion features of convertible notes and warrants issued with convertible debentures are embedded derivative instruments pursuant to ASC 815-40-05 "Derivatives and Hedging-Contracts in Entity's Own Equity" and ASC 815-10-05 "Derivatives and Hedging – Overall," the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.

The fair value of the derivative liability at September 30, 2014 and March 31, 2014 was $11,632 and $8,874, respectively and are reflected on the Consolidated Balance Sheets.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 8. Related Party Notes Payable

Notes payable owed by the Company to related parties are as follows:

	September 30, 2014	March 31, 2014

Various notes payable to related party with interest at 8%, currently payable on demand.	$130,704	$130,704

Collateralized Notes Payable currently payable on demand with interest at 9.9%, collateralized by equipment as defined.	645,276	645,276

Notes payable to related party, with interest of 8%, secured by all shares of Smith common stock, currently payable on demand	210,000	210,000

Notes payable to related party, with interest of 8%, secured by all shares of Morris common stock, currently payable on demand	195,000	195,000

Note payable to shareholder, with interest at 8.5%, due on demand.	148,461	171,563

Note payable to shareholder, with interest at 8.0%, due on demand.	40,176	40,176

Note payable to shareholder, with interest at 5.0%, due on demand.	78,750	48,750

Note payable to related party, with interest at 5.0%, principal and interest due on March 31, 2019.	3,745,615	3,745,615

Total	$5,193,982	$5,187,084

Note 9. Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:
	September 30, 2014	September 30, 2013

U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	0%
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.6%

Net tax rate	0.00%	0.00%

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

At September 30, 2014, deferred tax assets consisted of a net tax asset of approximately $7,520,000, due to operating loss carry forwards of approximately $20,000,000, which was fully allowed for, in the valuation allowance of $7,520,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The net operating loss carry forwards expire through the year 2034.
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
Note 10. Shareholders' Deficit

Common Stock

The Company did not issue any Common Stock during the six months ended September 30, 2014

Warrants to Purchase Common Stock

The Company did not issue any Warrants to purchase Common Stock during the six months ended September 30, 2014.

A summary of the warrant balances outstanding for the six months ended September 30, 2014 is presented below:

	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term

Balance, March 31, 2013	13,307,390	$0.23	2 years
Granted	-	0.00
Exercised	-	0.0
Expired/Cancelled	360,000	0.0	N/A

Balance, March 31, 2014	12,947,390	$0.23	2 years
Granted	-	0.0	-
Exercised	-	0.0	-
Expired/Cancelled	4,426,000	0	N/A

Balance, September 30, 2014	8,521,390	$0.23	2 years

As of September 30, 2014 and March 31, 2014, the number of warrants that were currently vested and expected to become vested was 8,521,390 and 12,947,390, respectively.

Note 11. Commitments and Contingencies

Operating Leases

At September 30, 2014 the Company operated from the corporate office of the Chief Executive Officer in Danbury, Connecticut at no charge to the Company.  The value of this accommodation is deemed to be immaterial.

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Total facility and equipment lease expense for the six months ended September 30, 2014 was approximately $561,287.

The Company's commitments for minimum lease payments under these operating leases for the next five years as of September 30, 2014 are as follows:

Period ended September 30,
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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

The Company rents a facility owned by Colorado Holdings, a company controlled by Mr. Smith. The annual rental rate is $48,000.  As of September 30, 2014, there is an accrued balance of approximately $25,000 outstanding.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

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

Operating Results

Results of Operations for the Three Months Ended September 30, 2014

The following table presents and compares the results of our operations for the three months ended September 30, 2014 and 2013.

	Three Months ended September 30,
	2014	2013	$ change	% change

Revenue	$4,941,970	$5,206,603	$(264,633)	-5.1%

Operating Expenses
Rents and transportation	1,303,867	1,234,036	69,831	5.7%
Wages, salaries and benefits	1,332,128	1,354,514	(22,386)	-1.7%
Fuel and fuel taxes	1,185,111	1,552,180	(367,069)	-23.6%
Insurance and claims	347,699	384,701	(37,002)	-9.6%
Operating taxes and licenses	79,697	79,946	(249)	-0.3%
Stock based compensation	-	99,500	(99,500)	-100.0%
General and administrative	341,749	339,654	2,095	0.6%
Depreciation and amortization	147,581	260,876	(113,295)	-43.4%
Total Operating Expenses	4,737,832	5,305,407	(567,575)	-10.7%

Income(Loss) from operations	204,138	(98,804)	302,942	-306.6%

Other Income (Expense)
Derivative Gain (Loss)	(4,218)	18,636	(22,854)	-122.6%
Interest expense	(258,845)	(310,802)	51,957	-16.7%
Other income (expense)	10,934	64,023	(53,089)	-82.9%
Gain on sale of assets	49,320	68,626	(19,306)	-28.1%
Total Other Income (Expense)	(202,809)	(159,517)	(43,292)	27.1%

Net Income (Loss)	$1,329	$(258,321)	$259,650	-100.5%

Revenues

For the three months ended September 30, 2014, we reported revenues of $4,941,970 as compared to revenues of $5,206,603 for the three months ended September 30, 2013, a decrease of $264,633 or 5.1%. This decrease is small due to the combination of an unusually difficult winter weather season and the continuing shortage of qualified truck drivers.

Operating Expenses

Our total operating expenses decreased 10.7% to $4,737.832 for the three months ended September 30, 2014, as compared to $5,305,407 for the three months ended September 30, 2013. These changes include:

Rents and Transportation. For the three months ended September 30, 2014, rents and transportation costs were $1,303,867 as compared to $1,234,036 for the three months ended September 30, 2013, an increase of $69,831 or 5.7%. The increase was primarily a result of the subsidiaries' improved equipment leasing terms.  Over time the subsidiaries have increased their reliance on full service truck leases because of a shortage of growth capital available for tractor purchases.

Wages, salaries and benefits.  For the three months ended September 30, 2014, wages, salaries and benefits costs were $1,332,128 as compared to $1,354,514 for the three months ended September 30, 2013, a decrease of $22,386 or 1.7%.

Fuel and fuel taxes.  For the three months ended September 30, 2014, the cost of fuel and fuel taxes were $1,185,111 as compared to $1,552,180 for the three months ended September 30, 2013, a decrease of $367,069 or 23.6%. The decrease in fuel expense is a result of slightly lower revenue miles and improved fuel mileage from the newer leased tractors in the fleet.

Insurance and claims.  For the three months ended September 30, 2014, insurance and claims costs were $347,699 as compared to $384,701 for the three months ended September 30, 2013, a decrease of $37,002 or 9.6%, which we believe is in line with the subsidiaries' accident and claims experience and  industry-wide insurance rate increases for the period.

Operating taxes and licenses.  For the three months ended September 30, 2014, operating taxes and licenses costs were $79,697 as compared to $79,946 for the three months ended September 30, 2013, a decrease of $249 or .3%.

General and administrative expenses. General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of services and include managerial salaries, legal fees and rent and utilities. General and Administrative expenses were $341,749 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, when general and administrative expenses costs were $339,654, an increase of $2,095 or .6%. This comparative increase is a direct result of management's restructuring and turnaround plan initially implemented during 2013.  In this plan, corporate overhead was severely reduced or eliminated and no resources were expended for G&A other than those deemed by the board and management as mission critical.

Depreciation and amortization. For the three months ended September 30, 2014, depreciation and amortization costs were $147,581 as compared to $260,876 for the three months ended September 30, 2013, a decrease of $113,295 or 43.4%. This decrease is due to the subsidiary companies converting to full service tractor leases, and intangible assets being fully amortized.

Income (Loss) from Operations. We reported an income from operations of $204,138 for the three months ended September 30, 2014 as compared to a loss from operations of $98,804 for the three months ended September 30, 2013, an increase of $302,942.

Other Income (Expense)

We reported total other income (expense) of $(202,809) for the three months ended September 30, 2014 as compared to $(159,517) for the three months ended September 30, 2013, an increased loss of $43,292.   This increase is the cumulative effect of the changes in each of the following components of other income (expense);

We had a loss on derivatives of $4,218 for the three months ended September 30, 2014 as compared to a derivative gain of $18,636 for the three months ended September 30, 2013.

Interest expense for the three months ended September 30, 2014 was $258,845 compared to $310,802 for the three months ended September 30, 2013, a decrease of $51,957 or 16.7%.

Other income (expense) for the three months ended September 30, 2014 was $10,934 compared to $64,023 for the three months ended September 30, 2013, a decrease of $53,089 or 82.9%.

We had gain on sale of assets of $49,320 for the three months ended September 30, 2014 as compared to $68,626 for the three months ended September 30, 2013.

Net Income (Loss)

We reported a net income of $1,329 for the three months ended September 30, 2014 as compared to a net loss of $258,321 for the three months ended September 30, 2013, an increase of $259,650.

Results of Operations for the Six Months Ended September 30, 2014

The following table presents and compares the results of our operations for the six months ended September 30, 2014 and 2013.

	Six Months ended September 30,
	2014	2013	$ change	% change

Revenue	$9,928,396	$10,407,227	$(478,831)	-4.6%

Operating Expenses
Rents and transportation	2,583,140	2,535,801	47,339	1.9%
Wages, salaries and benefits	2,531,617	2,553,004	(21,387)	-0.8%
Fuel and fuel taxes	2,560,856	2,989,772	(428,916)	-14.3%
Insurance and claims	591,624	685,316	(93,692)	-13.7%
Operating taxes and licenses	159,581	137,929	21,652	15.7%
Stock based compensation	-	99,500	(99,500)	-100.0%
General and administrative	623,515	699,836	(76,321)	-10.9%
Depreciation and amortization	295,163	468,457	(173,294)	-37.0%
Total Operating Expenses	9,345,496	10,169,615	(824,119)	-8.1%

Income(Loss) from operations	582,900	237,612	345,288	145.3%

Other Income (Expense)
Derivative Gain (Loss)	(2,758)	20,264	(23,022)	-113.6%
Interest expense	(562,613)	(694,230)	131,617	-19.0%
Other income (expense)	144,136	92,116	52,020	56.5%
Gain on sale of assets	107,864	70,608	37,256	52.8%
Total Other Income (Expense)	(313,371)	(511,242)	197,871	-38.7%

Net Income (Loss)	$269,529	$(273,630)	$543,159	-198.5%

Revenues

For the six months ended September 30, 2014, we reported revenues of $9,928,396 as compared to revenues of $10,407,227 for the six months ended September 30, 2013, a decrease of $478,831 or 4.6%. This decrease is small due to the combination of an unusually difficult winter weather season and the continuing shortage of qualified truck drivers.

Operating Expenses

Our total operating expenses decreased 8.1% to $9,345,496 for the six months ended September 30, 2014, as compared to $10,169,615 for the six months ended September 30, 2013. These changes include:

Rents and Transportation. For the six months ended September 30, 2014, rents and transportation costs were $2,583,140 as compared to $2,535,801 for the six months ended September 30, 2013, an increase of $47,339 or 1.9%. The increase was primarily a result of the subsidiaries' improved equipment leasing terms.  Over time the subsidiaries have increased their reliance on full service truck leases because of a shortage of growth capital available for tractor purchases.

Wages, salaries and benefits.  For the six months ended September 30, 2014, wages, salaries and benefits costs were $2,531,617 as compared to $2,553,004 for the six months ended September 30, 2013, a decrease of $21,387 or .8%.

Fuel and fuel taxes.  For the six months ended September 30, 2014, the cost of fuel and fuel taxes were $2,560,856 as compared to $2,989,772 for the six months ended September 30, 2013, a decrease of $428,916 or 14.3%. The decrease in fuel expense is a result of slightly lower revenue miles and improved fuel mileage from the newer leased tractors in the fleet.

Insurance and claims.  For the six months ended September 30, 2014, insurance and claims costs were $591,624 as compared to $685,316 for the six months ended September 30, 2013, a decrease of $93,692 or 13.7%, which we believe is in line with the subsidiaries' accident and claims experience and  industry-wide insurance rate increases for the period.

Operating taxes and licenses.  For the six months ended September 30, 2014, operating taxes and licenses costs were $159,581 as compared to $137,929 for the six months ended September 30, 2013, an increase of $21,652 or 15.7%.

General and administrative expenses. General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of services and include managerial salaries, legal fees and rent and utilities. General and Administrative expenses were $623,515 for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013, when general and administrative expenses costs were $699,836, a decrease of $76,321 or 10.9%. This comparative decrease is a direct result of management's restructuring and turnaround plan initially implemented during 2013.  In this plan, corporate overhead was severely reduced or eliminated and no resources were expended for G&A other than those deemed by the board and management as mission critical.

Depreciation and amortization.  For the six months ended September 30, 2014, depreciation and amortization costs were $295,163 as compared to $468,457 for the six months ended September 30, 2013, a decrease of $173,294 or 37%. This decrease is due to the subsidiary companies converting to full service tractor leases, and intangible assets being fully amortized.

Income (Loss) from Operations. We reported an income from operations of $582,900 for the six months ended September 30, 2014 as compared to an income from operations of $237,612 for the six months ended September 30, 2013, an increase of $345,288.

Other Income (Expense)

We reported total other income (expense) of $(313,371) for the six months ended September 30, 2014 as compared to $(511,242) for the six months ended September 30, 2013, an decreased loss of $197,871.   This increase is the cumulative effect of the changes in each of the following components of other income (expense);

We had a loss on derivatives of $2,758 for the six months ended September 30, 2014 as compared to a derivative gain of $20,264 for the six months ended September 30, 2013.

Interest expense for the six months ended September 30, 2014 was $562,613 compared to $694,230 for the six months ended September 30, 2013, a decrease of $131,617 or 19%.

Other income (expense) for the six months ended September 30, 2014 was $144,136 compared to $92,116 for the six months ended September 30, 2013, an increase of $52,020 or 56.5%.

We had gain on sale of assets of $107,864 for the six months ended September 30, 2014 as compared to $70,608 for the six months ended September 30, 2013.

Net Income (Loss)

We reported a net income of $269,529 for the six months ended September 30, 2014 as compared to a net loss of $273,630 for the six months ended September 30, 2013, an increase of $543,159.

Results by Operational Subsidiary

Morris Transportation

For the six months ended September 30, 2014, Morris Transportation had revenues of $4,367,665 compared with revenues of $2,516,285 for the six months ended September 30, 2013, a decrease of $324,831 or 12.9%. This decrease is primarily due to generally weaker demand in the paper markets and intense competition in the driver recruiting and retention markets.  As a result, the company experienced several unmanned power units much of the year.

For the six months ended September 30, 2014, Morris Transportation had a net income of $122,459 compared with a net loss of $5,190 for the six months ended September 30, 2013, an increase of $90,241.

Morris Transportation total assets at September 30, 2014, were $1,925,919, as compared to total assets of $3,441,961 as of September 30, 2013, a decrease of $1,085,274. This decrease is primarily due to the company's ongoing conversion from owned to leased power units.

Smith Systems Transportation

For the six months ended September 30, 2014, Smith Systems Transportation had revenues of $5,560,731 compared with revenues of $2,684,340 for the six months ended September 30, 2013, an increase of $110,631. This increase is primarily due to increased petroleum charges, general improvement in the trucking demand in the Central and Mountain markets of the United States and, specifically, much stronger demand in the hazardous waste market.  Smith was able to service this significant increase in demand by expanding its capacity with both company and independent contractor drivers.

Smith Systems Transportation had a net income of $595,379 for the six months ended September 30, 2014 compared with a net income of $179,462 for the six months ended September 30, 2013, an increase of $215,057. This increase is primarily a result of strong demand in the hazardous waste markets to include the expanding hydraulic fracturing water recovery market.

Smith Systems total assets were $2,151,732 at September 30, 2014 as compared to total assets of $2,451,236 at September 30, 2013, a decrease of $113,373.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons related to continuing operations at September 30, 2014 and March 31, 2014.

	September 30, 2014	March 31, 2014	$ change	% change

Working Capital	(13,031,530)	(13,205,745)	174,215	-1.3%

Cash	65,081	35,818	29,263	81.7%
Accounts receivable, net	2,775,516	2,426,976	348,540	14.4%
Prepaid expenses and other assets	225,765	360,052	(134,287)	-37.3%
Property and equipment, net	1,323,312	1,962,039	(638,727)	-32.6%

Bank overdraft	132,465	266,042	(133,577)	-50.2%
Accounts payable	1,384,437	1,417,189	(32,752)	-2.3%
Accrued expenses and other liabilities	2,683,937	2,173,662	510,275	23.5%
Other liabilities	721,130	721,130	-	0.0%
Line of credit	651,960	708,108	(56,148)	-7.9%
Notes payable	11,438,996	12,394,292	(955,296)	-7.7%
Derivative liability	11,632	8,874	2,758	31.1%

Common stock	260,524	260,524	-	0.0%
Additional paid-in capital	9,925,421	9,925,421	-	0.0%

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

At September 30, 2014, we had $65,081 in cash and cash equivalents. We had receivables, net of allowances, of $2,775,516 and our current liabilities were $16,097,892.

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

Operating Activities

For the six months ended September 30, 2014, we had a net income of $269,529 as compared to a net loss of $273,630 for the six months ended September 30, 2013.  Net cash provided by operating activities for the six months ended September 30, 2014 totaled $589,278 as compared to $208,522 provided by operating activities for the six months ended September 30, 2013, an increase of $380,756.  Non-cash items included depreciation and amortization expense of $295,163 and a derivative loss of $2,758 for the six months ended September 30, 2014 as compared to depreciation and amortization expense of $468,457 and a derivative gain of $20,264 for the six months ended September 30, 2013.

Investing Activities

Net cash provided by investing activities for the six months ended September 30, 2014 was $451,429 from the sale of assets, as compared to net cash used in investing activities of $6,830 (for equipment) for the six months ended September 30, 2013.

Financing Activities

Net cash used in financing activities for the six months ended September 30, 2014, was $1,011,444 as compared to net cash used of $193,843 for the six months ended September 30, 2013.  For the six months ended September 30, 2014 and 2013, net cash was used to pay down various note balances.

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

Our ability to utilize net operating loss carry forwards may be limited
As of September 30, 2014, the Company had net operating loss carry forwards (NOLs) of approximately $20 million for federal income tax purposes that will begin to expire between the years of 2020 and 2034. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4. Controls and Procedures

307 – Disclosure controls and procedures: As of September 30, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure." Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, such disclosure controls and procedures were not effective.

The two primary reasons for management's conclusions are:

• Insufficient personnel to implement checks and balances; and

• Decentralization of accounting functions in each subsidiary.

308(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect this control.

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

In January 2013 Robins Consulting, Inc. filed suit against us and our former CEO Paul Henley for $572,000 in broker fees related to the acquisition of Cross Creek Trucking, and in December 2014, received a judgment in the amount of $991,000.    The Company has filed counter claims, and a bill of review to overturn the judgment.  In addition, the Company has filed suit against Robins for its role in the acquisition of Cross Creek Trucking.  The amount of $572,500 is included in notes payable at September 30, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the six months ended September 30, 2014.  The following is a listing of all equity securities issued since that date through the date of this report;

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

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

We do not have any other material information to report under this Item.

ITEM 6. Exhibits

Exhibit Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF *	XBRL Taxonomy Extension Definition Link base Document

101.INS *	XBRL Instance Document

101SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Link base Document

101.LAB *	XBRL Taxonomy Extension Label Link base Document

101.PRE *	XBRL Taxonomy Extension Presentation Link base Document

101.DEF *	XBRL Taxonomy Extension Definition Link base Document

* To be filed by amendment

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

By	/s/ David N. Fuselier
David N. Fuselier Principal Executive Officer and Principal Financial and Accounting Officer

     DATED: June 23, 2015