Form 10-Q
period 2014-12-31
INTEGRATED FREIGHT Corp
filed 2015-06-26
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014 [Third Quarter]

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
FOR THE QUARTER ENDED DECEMBER 31, 2014

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$9,066	$35,818
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,925,518	2,426,976
Prepaid expenses and other assets	277,113	360,052
Total current assets	3,211,697	2,822,846

Property and equipment, net of accumulated depreciation	1,082,628	1,962,039
Intangible assets, net of accumulated amortization	-	-
Total assets	$4,294,325	$4,784,885

Liabilities and Stockholders' Deficit
Current liabilities:
Bank overdraft	$129,731	$266,042
Accounts payable	1,383,614	1,417,189
Accrued expenses and other liabilities	2,796,730	2,173,662
Other Liabilities	721,130	721,130
Line of credit	684,022	708,108
Notes payable - related parties	5,191,087	5,187,084
Current portion of notes payable	5,110,560	5,555,376
Total current liabilities	16,016,874	16,028,591

Derivative liability	14,540	8,874
Notes payable - related parties	-	-
Notes payable, net of current portion and debt discount	654,759	1,651,832
Liabilities of discontinued operations	-	-
Total long-term liabilities	669,299	1,660,706

Total liabilities	16,686,173	17,689,297

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
320,776,015 and 260,524,221 shares issued and outstanding at December 31, 2014 and March 31, 2014 respectively	320,776	260,524
Additional paid-in capital	10,438,676	9,925,421
Accumulated deficit	(23,151,300)	(23,090,357)
Total stockholders' deficit	(12,391,848)	(12,904,412)

Total liabilities and stockholders' deficit	$4,294,325	$4,784,885

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenue	$4,754,706	$5,164,869	$14,683,102	$15,572,096

Operating Expenses
Rents and transportation	1,392,073	1,349,685	3,975,213	3,885,485
Wages, salaries and benefits	1,289,600	1,493,730	3,821,217	4,046,733
Fuel and fuel taxes	1,183,111	1,496,216	3,743,967	4,485,988
Insurance and claims	305,767	391,428	897,390	1,076,744
Operating taxes and licenses	60,400	53,118	219,982	191,047
Stock based compensation	239,200	22,424	239,200	121,924
General and administrative	379,958	386,297	1,003,473	1,086,135
Depreciation and amortization	130,935	207,582	426,098	676,039
Total Operating Expenses	4,981,044	5,400,480	14,326,540	15,570,095

Income (Loss) from operations	(226,338)	(235,611)	356,562	2,001

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	(2,908)	(5,325)	(5,666)	14,939
Interest	(287,960)	(325,447)	(850,573)	(1,019,677)
Other income (expense)	(41,496)	(50,823)	102,639	41,293
Gain on sale of assets	7,515	33,734	115,380	104,342
Gain on debt settlements	220,715	-	220,715	-
Total Other Income (Expense)	(104,134)	(347,861)	(417,505)	(859,103)

Net Income (loss) before income taxes	(330,472)	(583,472)	(60,943)	(857,102)

Income tax expense	-	-	-	-

Net income (loss)	$(330,472)	$(583,472)	$(60,943)	$(857,102)

Net income (loss) per share
Basic and diluted	$(.001)	$(.005)	$-	$(.007)

Weighted average shares outstanding
Basic and diluted	293,974,992	127,281,083	271,715,024	120,895,456

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	December 31,
Cash flows from operating activities:	2014	2013

Net Income (loss)	$(60,943)	$(857,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	426,098	676,039
Amortization of debt discount	46,666	-
Stock based compensation	239,200	121,924
Derivative (gain) loss	5,666	(14,939)
Gain on sale of assets	(115,380)	(104,342)
Gain on debt settlement	(220,715)	-
Increases/decreases in operating assets and liabilities
Accounts receivable	(498,542)	361,589
Prepaid expenses and other assets	82,939	24,346
Accounts payable and accrued expense	788,579	67,569
Net cash (used) in/provided by operating activities	693,568	275,084

Cash flows from investing activities:
Proceeds from sale of assets	568,694	221,121
Purchase of property and equipment	-	(179,163)
Net cash used in investing activities	568,694	41,958

Cash flows from financing activities:
Repayments of notes payable	(1,308,931)	(207,746)
Proceeds of notes payable	40,000	-
Proceeds of notes payable – related party	25,000	-
Repayments of notes payable – related party	(20,997)	(63,000)
Net proceeds/(repayments) from line of credit	(24,086)	(46,471)
Net cash (used) in/provided by financing activities	(1,289,014)	(317,217)

Net change in cash	(26,752)	(175)
Cash, beginning of period	35,818	81,429
Cash, end of period	$9,066	$81,254

Cash paid for interest	$593,614	$633,832
Cash paid for taxes	$-	$-

Supplemental schedule of non cash financing and investing activities

●	In December 2014, the Company issued 8,023,529 common shares in satisfaction of $325,021 of notes payable and accrued interest.

●	In October and November 2014, the Company issued 18,728,265 common shares for $160,000 of accrued compensation.

 See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
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

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries as of December 31, 2014 and March 31, 2014.  All material intercompany transactions have been eliminated.

We have the following wholly owned subsidiaries, during the periods indicated:

• Morris Transportation, Inc., an Arkansas corporation
• Smith Systems Transportation, Inc., a Nebraska corporation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2014 and March 31, 2014, and the results of operations and cash flows for the three and nine months ended December 31, 2014 and 2013.

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $9,066 and $35,818 at December 31, 2014 and March 31, 2014 respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales.  The Company uses the allowance method for recognizing bad debts. The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of an allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.  When an account is deemed uncollectible, it is written off against the allowance.  Accordingly, the Company has provided a $50,000 allowance for uncollectible accounts as of December 31, 2014 and March 31, 2014.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other. Our business combinations did not result in any goodwill as of December 31, 2014 and March 31, 2014.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
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

Impairment of Long-lived Assets
The Company evaluates the carrying value of its long-lived assets annually.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.   If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed are reported at the lower of the carrying value or fair value, less costs to sell.  There has been no impairment as of December 31, 2014 and March 31, 2014.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. During the nine months ended December 31, 2014 and 2013, advertising expense was $3,835 and $1,557, respectively.

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of December 31 and March 31, 2014, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (see Note 6). Significant assumptions used in this model as of March 31, 2014 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 449%, and risk-free rates of return of approximately .72%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At December 31 and March 31, 2014, the Company had $684,022 and $708,108 outstanding under its revolving credit agreement, and $10,956,406 and $12,394,292, including $5,191,087 and $5,187,084 with related parties, outstanding under promissory notes with various lenders. The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable. The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

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
December 31, 2014
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

Concentrations of Credit Risk

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of December 31, 2014 and March 31, 2014, the Company's bank deposits did not exceed insured limits

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. At December 31 and March 31, 2014, management estimated $0 in claims accrual above insurance deductibles.

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

Income (Loss) per Common Share
Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2014 there were 8,431,390 warrants outstanding, none of which were included in the calculation of net income (loss) per share-diluted because they were anti-dilutive. The Company had convertible promissory notes that were not included because they were anti-dilutive.
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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

Note 2. Property and Equipment

Property and equipment consist of the following at December 31, 2014:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$-	$15,797	$15,797
Tractors and Trailers	-	2,086,141	2,908,480	4,994,621
Vehicles	-	-	106,407	106,407
Furniture, Fixtures and Equipment	-	10,897	284,625	295,522
Less: accumulated depreciation	-	(1,198,245)	(3,131,474)	(4,329,719)
Total	$-	$898,793	$183,835	$1,082,628

Depreciation expense totaled $426,098 and $676,039 for the nine months ended December 31, 2014 and 2013

Property and equipment consist of the following at March 31, 2014:
	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$15,797	$17,766
Tractors and Trailers	-	3,274,557	2,887,513	6,162,070
Vehicles	-	29,934	106,407	136,341
Furniture, Fixtures and Equipment	-	221,828	284,625	506,453
Less: accumulated depreciation	-	(1,742,790)	(3,117,801)	(4,860,591)
Total	$-	$1,785,498	$176,541	$1,962,039

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

These intangible assets are as follows:

	December 31,	March 31,
	2014	2014
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	891,958	891,958

Total intangible assets	1,935,251	1,935,251
Less: accumulated amortization	(1,935,251)	(1,935,251)
Intangible assets, net	$-	$-

Amortization expense for the nine months ended December 31, 2014 and 2013 was $0 and $0 respectively.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

Note 4, Accrued Expenses

At December 31, 2014 and March 31, 2014, accrued expenses and liabilites consisted of the following:

	December 31, 2014	March 31, 2014

Accrued interest	$2,198,090	$1,851,592
Accrued officer compensation	160,000	80,000
Accrued payroll expenses	365,335	168,658
Accrued expenses - other	73,305	73,412

	$2,796,730	$2,173,662

Note 5, Other liabilities

At December 31, 2014 and March 31, 2014, other liabilities consist of three judgments totaling $721,130 arising from prior litigation.

Note 6. Line of Credit

Morris Revolving Credit

At December 31 and March 31, 2014, Morris has $ 684,022 and $708,108 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, and guaranteed by a previous owner.  The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

Note 7. Notes Payable

Notes Payable owed by Morris consisted of the following:

	December 31, 2014	March 31, 2014

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, with interest rates ranging from 6.69% to 8.53%, secured by equipment	93,584	149,364

Notes payable to Wells Fargo Bank, payable in monthly installments ranging from $569 to $5,687 including interest, with interest rates ranging from 7.00% to 7.25%, secured by equipment	423,366	574,547

Note payable to Mack Financial Services, payable in monthly installments of $8,359 including interest, with interest at 7.19% secured by equipment.	-	203,348

Note payable to Mack Financial Services, payable in monthly installments of $2,105 including interest, with interest at 7.19% secured by equipment.	50.051	59,096

Notes payable to Volvo Financial Services, payable in monthly installments ranging from $1,884 to $6,408 including interest, with interest rates ranging from 7.00% to 7.50%, secured by equipment	364,023	859,337

Totals	$931,024	$1,845,692

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

Notes payable owed by Smith consisted of the following:

	December 31, 2014	March 31, 2014

Notes payable to bank, payable in monthly installments of $60,000 including interest, with interest at 9%, collateralized by substantially all of Smith assets	$637,914	$977,484

Notes payable to bank, payable in monthly installments including interest, with interest at 6.5%, collateralized by substantially all of Smith assets	1,402,753	1,447,753

Note payable to Ally, payable in monthly installments of $599 including interest, with interest at 6%, secured by a vehicle.	6,432	11,503

Notes payable to John Deere, payable monthly including interest, secured by equipment	514	5,135

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	701,570	701,570

Total	$2,749,183	$3,143,445

Notes payable owed by Integrated Freight Corporation consisted of the following:

	December 31, 2014	March 31, 2014

Various notes payable currently payable on demand. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$903,476	$1,083,101

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder; the Company intends to comply with the judgment when funds are available.	45,115	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, currently payable on demand, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock	572,500	572,500

Convertible promissory notes with an investment firm, simple interest of 8%, currently payable on demand, convertible at the option of the holder at prices as defined.	151,155	151,155

Original Issue Discount Senior Debenture with an investment firm, currently payable on demand, secured by equipment	343,200	343,200

Convertible note payable to Wall Street Angel Partners LLC dated August 16, 2012, bearing interest at 8%, currently payable on demand	23,000	23,000

Convertible promissory notes with an investment firm, non-interest bearing, currently payable on demand, convertible at the option of the holder at prices as defined.	40,000	-

Various convertible promissory notes dated November 5, 2014 totaling $30,000, non-interest, with a maturity date of August 5, 2015, convertible at the option of the holder at prices as defined, net of unamortized discount of $23,334	6,666	-

Totals	$2,085,112	$2,218,071

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

Summary

	IFC	Morris	Smith	Total

Notes payable, current portion	$2,085,112	$427,175	$2,598,273	$5,110,560

Notes payable, net of current portion	-	503,849	150,910	654,759

Total as of December 31, 2014	$2,085,112	$931,024	$2,749,183	$5,765,319

Principal maturities of long term debt for the next five years are as follows	Year Ending
	December 31,	Total
	2015	$5,110,560
	2016	422,076
	2017	167,515
	2018	65,168
	2019	-
	Thereafter	-
		5,765,319

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

The fair value of the derivative liability at December 31, 2014 and March 31, 2014 was $14,540 and $8,874, respectively and are reflected on the Consolidated Balance Sheets.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

Note 8. Related Party Notes Payable

Notes payable owed by the Company to related parties are as follows:

	December 31, 2014	March 31, 2014

Various notes payable to related party with interest at 8%, currently payable on demand.	$130,704	$130,704

Collateralized Notes Payable currently payable on demand with interest at 9.9%, collateralized by equipment as defined.	645,276	645,276

Notes payable to related party, with interest of 8%, secured by all shares of Smith common stock, currently payable on demand	210,000	210,000

Notes payable to related party, with interest of 8%, secured by all shares of Morris common stock, currently payable on demand	195,000	195,000

Note payable to shareholder, with interest at 8.5%, due on demand.	145,566	171,563

Note payable to shareholder, with interest at 8.0%, due on demand.	40,176	40,176

Note payable to shareholder, with interest at 5.0%, due on demand.	78,750	48,750

Note payable to related party, with interest at 5.0%, principal and interest due on March 31, 2019.	3,745,615	3,745,615

Total	$5,191,087	$5,187,084

Note 9. Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2014	December 31, 2013

U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	0%
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.6%

Net tax rate	0.00%	0.00%

At December 31, 2014, deferred tax assets consisted of a net tax asset of approximately $7,520,000, due to operating loss carry forwards of approximately $20,000,000, which was fully allowed for, in the valuation allowance of $7,520,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The net operating loss carry forwards expire through the year 2034.
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
December 31, 2014
(Unaudited)

Note 10. Shareholders' Deficit

Common Stock

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

Warrants to Purchase Common Stock

The Company did not issue any Warrants to purchase Common Stock during the nine months ended December 31, 2014.

A summary of the warrant balances outstanding for the nine months ended December 31, 2014 is presented below:

	Stock Awards	Average	Remaining
	Outstanding	Exercise	Contractual
	& Exercisable	Price	Term

Balance, March 31, 2013	13,307,390	$0.23	2 years
Granted	-	0.00
Exercised	-	0.0
Expired/Cancelled	360,000	0.0	N/A

Balance, March 31, 2014	12,947,390	$0.23	2 years
Granted	-	0.0	-
Exercised	-	0.0	-
Expired/Cancelled	4,516,000	0	N/A

Balance, December 31, 2014	8,431,390	$0.23	2 years

As of December 31, 2014 and March 31, 2014, the number of warrants that were currently vested and expected to become vested was 8,431,390 and 12,947,390, respectively.

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

Note 11. Commitments and Contingencies

Operating Leases

At December 31, 2014 the Company operated from the corporate office of the Chief Executive Officer in Danbury, Connecticut at no charge to the Company.  The value of this accommodation is deemed to be immaterial.

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

Total facility and equipment lease expense for the nine months ended December 31, 2014 was approximately $1,028,000.

The Company's commitments for minimum lease payments under these operating leases for the next five years as of December 31, 2014 are as follows:

Period ended December 31,
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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

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

INTEGRATED FREIGHT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

Note 12. Related Party Transactions

We have been paying the mortgage payments for Morris Transportation, Inc. to an unrelated lender on behalf of an entity controlled by Mr. Morris as rent without a formal lease and intend to purchase the property at fair market value, as determined by appraisal, which may require us to refinance the mortgage.

The Company rents a facility owned by Colorado Holdings, a company controlled by Mr. Smith. The annual rental rate is $48,000.  As of December 31, 2014, there is an accrued balance of approximately $25,000 outstanding.

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

Operating Results

Results of Operations for the Three Months Ended December 31, 2014

The following table presents and compares the results of our operations for the three months ended December 31, 2014 and 2013.

	Three Months ended December 31,
	2014	2013	$ change	% change

Revenue	$4,754,706	$5,164,869	$(410,163)	-7.9%

Operating Expenses
Rents and transportation	1,392,073	1,349,685	42,388	3.1%
Wages, salaries and benefits	1,289,600	1,493,730	(204,130)	-13.7%
Fuel and fuel taxes	1,183,111	1,496,216	(313,105)	-20.9%
Insurance and claims	305,767	391,428	(85,661)	-21.9%
Operating taxes and licenses	60,400	53,118	7,282	13.7%
Stock based compensation	239,200	22,424	216,776	966.7%
General and administrative	379,958	386,297	(6,339)	-1.6%
Depreciation and amortization	130,935	207,582	(76,647)	-36.9%
Total Operating Expenses	4,981,044	5,400,480	(419,436)	-7.8%

Income(Loss) from operations	(226,338)	(235,611)	9,273	-3.9%

Other Income (Expense)
Derivative Gain (Loss)	(2,908)	(5,325)	2,417	-45.4%
Interest expense	(287,960)	(325,447)	37,487	-11.5%
Other income (expense)	(41,496)	(50,823)	9,327	-18.4%
Gain on sale of assets	7,515	33,734	(26,219)	-77.7%
Gain on debt settlements	220,715	-	220,715	-
Total Other Income (Expense)	(104,134)	(347,861)	243,727	-70.1%

Net Income (Loss)	$(330,472)	$(583,472)	$253,000	-43.4%

Revenues

For the three months ended December 31, 2014, we reported revenues of $4,754,706 as compared to revenues of $5,164,869 for the three months ended December 31, 2013, a decrease of $410,163 or 7.9%. This decrease is due to slightly weaker seasonal freight demand and the continuing shortage of qualified truck drivers.

Operating Expenses

Our total operating expenses decreased 7.8% to $4,981,044 for the three months ended December 31, 2014, as compared to $5,400,480 for the three months ended December 31, 2013. These changes include:

Rents and Transportation.   For the three months ended December 31, 2014, rents and transportation costs were $1,392,073 as compared to $1,349,685 for the three months ended December 31, 2013, an increase of $42,388 or 3.1%. The increase was primarily a result of the subsidiaries' improved equipment leasing terms.  Over time the subsidiaries have increased their reliance on full service truck leases because of a shortage of growth capital available for tractor purchases.

Wages, salaries and benefits.  For the three months ended December 31, 2014, wages, salaries and benefits costs were $1,289,600 as compared to $1,493,730 for the three months ended December 31, 2013, a decrease of $204,130 or 13.7%.

Fuel and fuel taxes.   For the three months ended December 31, 2014, the cost of fuel and fuel taxes were $1,183,111 as compared to $1,496,216 for the three months ended December 31, 2013, a decrease of $313,105 or 20.9%. The decrease in fuel expense is a result of slightly lower revenue miles and improved fuel mileage from the newer leased tractors in the fleet.

Insurance and claims.  For the three months ended December 31, 2014, insurance and claims costs were $305,767 as compared to $391,428 for the three months ended December 31, 2013, a decrease of $85,661 or 21.9%, which we believe is in line with the subsidiaries' accident and claims experience and  industry-wide insurance rate increases for the period.

Operating taxes and licenses   For the three months ended December 31, 2014, operating taxes and licenses costs were $60,400 as compared to $53,118 for the three months ended December 31, 2013, an increase of $7,282 or 13.7%.

Stock based compensation.  For the three months ended December 31, 2014, stock based compensation was $239,200 as compared to $22,424 for the three months ended December 31, 2013.

General and administrative expenses.  General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of services and include managerial salaries, legal fees and rent and utilities. General and Administrative expenses were $379,958 for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, when general and administrative expenses costs were $386,297, a decrease of $6,339 or 1.6%. This comparative decrease is a direct result of management's restructuring and turnaround plan initially implemented during 2013.  In this plan, corporate overhead was severely reduced or eliminated and no resources were expended for G&A other than those deemed by the board and management as mission critical.

Depreciation and amortization.  For the three months ended December 31, 2014, depreciation and amortization costs were $130,935 as compared to $207,582 for the three months ended December 31, 2013, a decrease of $76,647 or 36.9%. This decrease is due to the subsidiary companies converting to full service tractor leases, and intangible assets being fully amortized.

Income (Loss) from Operations.  We reported a loss from operations of $226,338 for the three months ended December 31, 2014 as compared to a loss from operations of $235,611 for the three months ended December 31, 2013, a decrease of $9,273.

Other Income (Expense)

We reported total other income (expense) of $(104,134) for the three months ended December 31, 2014 as compared to $(347,861) for the three months ended December 31, 2013, an decreased loss of $243,727.   This decrease is the cumulative effect of the changes in each of the following components of other income (expense);

We had a loss on derivatives of $2,908 for the three months ended December 31, 2014 as compared to a derivative loss of $5,325 for the three months ended December 31, 2013.

Interest expense for the three months ended December 31, 2014 was $287,960 compared to $325,447 for the three months ended December 31, 2013, a decrease of $37,487 or 11.5%.

Other income (expense) for the three months ended December 31, 2014 was $(41,496) compared to $(50,823) for the three months ended December 31, 2013, a decreased loss of $9,327 or 18.4%.

We had gain on sale of assets of $7,515 for the three months ended December 31, 2014 as compared to $33,734 for the three months ended December 31, 2013.

We had a gain on debt settlements of $220,715 for the three months ended December 31, 2014 as compared to $-0- for the three months ended December 31, 2013.

Net Income (Loss)

We reported a net loss of $(330,472) for the three months ended December 31, 2014 as compared to a net loss of $(583,472) for the three months ended December 31, 2013, a decreased loss of $253,000.

Results of Operations for the Nine Months Ended December 31, 2014

The following table presents and compares the results of our operations for the nine months ended December 31, 2014 and 2013.

	Nine Months ended December 31,
	2014	2013	$ change	% change

Revenue	$14,683,102	$15,572,096	$(888,994)	-5.7%

Operating Expenses
Rents and transportation	3,975,213	3,885,485	89,728	2.3%
Wages, salaries and benefits	3,821,217	4,046,733	(225,516)	-5.6%
Fuel and fuel taxes	3,743,967	4,485,988	(742,021)	-16.5%
Insurance and claims	897,390	1,076,744	(179,354)	-16.7%
Operating taxes and licenses	219,982	191,047	28,935	15.1%
Stock based compensation	239,200	121,924	117,276	96.2%
General and administrative	1,003,473	1,086,135	(82,662)	-7.6%
Depreciation and amortization	426,098	676,039	(249,941)	-37.0%
Total Operating Expenses	14,326,540	15,570,095	(1,243,555)	-8.0%

Income(Loss) from operations	356,562	2,001	354,561	17719.2%

Other Income (Expense)
Derivative Gain (Loss)	(5,666)	14,939	(20,605)	-137.9%
Interest expense	(850,573)	(1,019,677)	169,104	-16.6%
Other income (expense)	102,639	41,293	61,346	148.6%
Gain on sale of assets	115,380	104,342	11,038	10.6%
Gain on debt settlements	220,715	-	220,715	-
Total Other Income (Expense)	(417,505)	(859,103)	441,598	-51.4%

Net Income (Loss)	$(60,943)	$(857,102)	$796,159	-92.9%

Revenues

For the nine months ended December 31, 2014, we reported revenues of $14,683,102 as compared to revenues of $15,572,096 for the nine months ended December 31, 2013, a decrease of $888,994 or 5.7%. This decrease is due to slightly weaker third quarter seasonal freight demand and the continuing shortage of qualified truck drivers.

Operating Expenses

Our total operating expenses decreased 8.0% to $14,326,540 for the nine months ended December 31, 2014, as compared to $15,570,095 for the nine months ended December 31, 2013. These changes include:

Rents and Transportation. For the nine months ended December 31, 2014, rents and transportation costs were $3,975,213 as compared to $3,885,485 for the nine months ended December 31, 2013, an increase of $89,728 or 2.3%. The increase was primarily a result of the subsidiaries' improved equipment leasing terms.  Over time the subsidiaries have increased their reliance on full service truck leases because of a shortage of growth capital available for tractor purchases.

Wages, salaries and benefits.  For the nine months ended December 31, 2014, wages, salaries and benefits costs were $3,821,217 as compared to $4,046,733 for the nine months ended December 31, 2013, a decrease of $225,516 or 5.6%.

Fuel and fuel taxes.  For the nine months ended December 31, 2014, the cost of fuel and fuel taxes were $3,743,967 as compared to $4,485,988 for the nine months ended December 31, 2013, a decrease of $742,021 or 16.5%. The decrease in fuel expense is a result of slightly lower revenue miles and improved fuel mileage from the newer leased tractors in the fleet.

Insurance and claims. For the nine months ended December 31, 2014, insurance and claims costs were $897,390 as compared to $1,076,744 for the nine months ended December 31, 2013, a decrease of $179,354 or 16.7%, which we believe is in line with the subsidiaries' accident and claims experience and  industry-wide insurance rate increases for the period.

Operating taxes and licenses.  For the nine months ended December 31, 2014, operating taxes and licenses costs were $219,982 as compared to $191,047 for the nine months ended December 31, 2013, an increase of $28,935 or 15.1%.

Stock based compensation.  For the nine months ended December 31, 2014, stock based compensation was $239,200 as compared to $121,924 for the nine months ended December 31, 2013.

General and administrative expenses. General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of services and include managerial salaries, legal fees and rent and utilities. General and Administrative expenses were $1,003,473 for the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013, when general and administrative expenses costs were $1,086,135, a decrease of $82,662 or 7.6%. This comparative decrease is a direct result of management's restructuring and turnaround plan initially implemented during 2013.  In this plan, corporate overhead was severely reduced or eliminated and no resources were expended for G&A other than those deemed by the board and management as mission critical.

Depreciation and amortization.  For the nine months ended December 31, 2014, depreciation and amortization costs were $426,098 as compared to $676,039 for the nine months ended December 31, 2013, a decrease of $249,941 or 37%. This decrease is due to the subsidiary companies converting to full service tractor leases, and intangible assets being fully amortized.

Income (Loss) from Operations. We reported an income from operations of $356,562 for the nine months ended December 31, 2014 as compared to an income from operations of $2,001 for the nine months ended December 31, 2013, an increase of $354,561.

Other Income (Expense)

We reported total other income (expense) of $(417,505) for the nine months ended December 31, 2014 as compared to $(859,103) for the nine months ended December 31, 2013, a decreased loss of $441,598.   This increase is the cumulative effect of the changes in each of the following components of other income (expense);

We had a loss on derivatives of $5,666 for the nine months ended December 31, 2014 as compared to a derivative gain of $14,939 for the nine months ended December 31, 2013.

Interest expense for the nine months ended December 31, 2014 was $850,573 compared to $1,019,677 for the nine months ended December 31, 2013, a decrease of $169,104 or 16.6%.

Other income (expense) for the nine months ended December 31, 2014 was $102,639 compared to $41,293 for the nine months ended December 31, 2013, an increase of $63,364 or 56.5%.

We had gain on sale of assets of $115,380 for the nine months ended December 31, 2014 as compared to $104,342 for the nine months ended December 31, 2013.

We had a gain on debt settlements of $220,715 for the nine months ended December 31, 2014 as compared to $-0- for the nine months ended December 31, 2013.

Net Income (Loss)

We reported a net loss of $(60,943) for the nine months ended December 31, 2014 as compared to a net loss of $(857,102) for the nine months ended December 31, 2013, a decreased loss of $796,159.

Results by Operational Subsidiary

Morris Transportation

For the nine months ended December 31, 2014, Morris Transportation had revenues of $6,415,115 compared with revenues of $7,364,641 for the nine months ended December 31, 2013, a decrease of $949,526 or 14.8%. This decrease is primarily due to generally weaker demand in the paper markets and intense competition in the driver recruiting and retention markets.  As a result, the company experienced several unmanned power units much of the year.

For the nine months ended December 31, 2014, Morris Transportation had a net loss of $(55,704) compared with a net loss of $(64,687) for the nine months ended December 31, 2013, a decreased loss of $8,983.

Morris Transportation total assets at December 31, 2014, were $1,882,298, as compared to total assets of $3,059,473 as of December 31, 2013, a decrease of $1,177,175. This decrease is primarily due to the company's ongoing conversion from owned to leased power units.

Smith Systems Transportation

For the nine months ended December 31, 2014, Smith Systems Transportation had revenues of $8,267,987 compared with revenues of $8,207,455 for the nine months ended December 31, 2013, an increase of $60,532. This increase is primarily due to general improvement in the trucking demand in the Central and Mountain markets of the United States and, specifically, stronger demand in the hazardous waste market.  Smith was able to service this increase in demand by expanding its capacity with both company and independent contractor drivers.

Smith Systems Transportation had a net income of $786,587 for the nine months ended December 31, 2014 compared with a net income of $254,852 for the nine months ended December 31, 2013, an increase of $531,735. This increase is primarily a result of strong demand in the hazardous waste markets to include the expanding hydraulic fracturing water recovery market.

Smith Systems total assets were $1,617,080 at December 31, 2014 as compared to total assets of $2,307,664 at December 31, 2013, a decrease of $690,584.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons related to continuing operations at December 31, 2014 and March 31, 2014.

	Decemer 31, 2014	March 31, 2014	$ change	% change

Working Capital	(12,805,177)	(13,205,745)	400,568	-3.0%

Cash	9,066	35,818	(26,752)	-74.7%
Accounts receivable, net	2,925,518	2,426,976	498,542	20.5%
Prepaid expenses and other assets	277,113	360,052	(82,939)	-23.0%
Property and equipment, net	1,082,628	1,962,039	(879,411)	-44.8%

Bank overdraft	129,731	266,042	(136,311)	-51.2%
Accounts payable	1,383,614	1,417,189	(33,575)	-2.4%
Accrued expenses and other liabilities	2,796,730	2,173,662	623,068	28.7%
Other liabilities	721,130	721,130	-	0.0%
Line of credit	684,022	708,108	(24,086)	-3.4%
Notes payable	10,956,406	12,394,292	(1,437,886)	-11.6%
Derivative liability	14,540	8,874	5,666	63.8%

Common stock	320,776	260,524	60,252	23.1%
Additional paid-in capital	10,438,676	9,925,421	513,255	5.2%

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

At December 31, 2014, we had $9,066 in cash and cash equivalents. We had receivables, net of allowances, of $2,925,518 and our current liabilities were $16,016,874.

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

Operating Activities

For the nine months ended December 31, 2014, we had a net loss of $(60,943) as compared to a net loss of $(857,102) for the nine months ended December 31, 2013.  Net cash provided by operating activities for the nine months ended December 31, 2014 totaled $693,568 as compared to $275,084 provided by operating activities for the nine months ended December 31, 2013, an increase of $418,484.  Non-cash items included depreciation and amortization expense of $426,098, amortization of debt discount of $46,666, stock based compensation of $239,200, and a derivative loss of $5,666 for the nine months ended December 31, 2014 as compared to depreciation and amortization expense of $676,039, stock based compensation of $121,924, and a derivative gain of $14,939 for the nine months ended December 31, 2013.

Investing Activities

Net cash provided by investing activities for the nine months ended December 31, 2014 was $568,694 from the sale of assets, as compared to net cash provided by investing activities of $41,958 for the nine months ended December 31, 2013.

Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2014, was $1,289,014 as compared to net cash used of $317,217 for the nine months ended December 31, 2013.  For the nine months ended December 31, 2014 and 2013, net cash was used to pay down various note balances.

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

Our ability to utilize net operating loss carry forwards may be limited
As of December 31, 2014, the Company had net operating loss carry forwards (NOLs) of approximately $20 million for federal income tax purposes that will begin to expire between the years of 2020 and 2034. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4. Controls and Procedures

307 – Disclosure controls and procedures: As of December 31, 2014, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, with the participation of our principal executive and principal financial officers. Disclosure controls and procedures are defined in Exchange Act Rule 15d–15(e) as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms [and] include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure." Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, such disclosure controls and procedures were not effective.

The two primary reasons for management's conclusions are:

• Insufficient personnel to implement checks and balances; and

• Decentralization of accounting functions in each subsidiary.

308(b) – Changes in internal control over financial reporting: Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive and principal financial officers, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect this control.

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

In January 2013 Robins Consulting, Inc. filed suit against us and our former CEO Paul Henley for $572,000 in broker fees related to the acquisition of Cross Creek Trucking, and in December 2014, received a judgment in the amount of $991,000.    The Company has filed counter claims, and a bill of review to overturn the judgment.  In addition, the Company has filed suit against Robins for its role in the acquisition of Cross Creek Trucking.  The amount of $572,500 is included in notes payable at December 31, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following list includes all equity securities issued during the nine months ended December 31, 2014, as well as all equity securities issued since that date through the date of this report;

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
* To be filed by amendment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

By	/s/ David N. Fuselier
David N. Fuselier Principal Executive Officer and Principal Financial and Accounting Officer

     DATED: June 26, 2015