Form 10-K
period 2015-03-31
INTEGRATED FREIGHT Corp
filed 2015-07-14
CIK 783284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
Commission file number: 000–14273

INTEGRATED FREIGHT CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

42 Lake Avenue Extension - 208 Danbury, Connecticut	06811
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (203) 628-7142

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value per share	(None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☑

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended September 30, 2014 was approximately $825,000.

The number of shares of the registrant's common stock outstanding at July 13, 2015 was: 716,333,822 shares

EXPLANATORY NOTE

As set forth in a Form 8-K filed on July 14, 2015, the Company's independent auditors resigned on July 10, 2015.  The reports of DKM Certified Public Accountants on the Company's financial statements for the past two fiscal years, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as To uncertainty, audit scope, or accounting principles, except that substantial doubt was raised as to the Company's ability to continue as a going concern.  In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 2014 and 2013, and in the subsequent interim periods,  there  were no  disagreements  with  DKM Certified Public Accountants on any  matters  of accounting principles or practices,  financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of DKM Certified Public Accountants, would have caused DKM to make reference to the matter in their report.

As set forth in the Form 8-K filed on July 14, 2015, the Company has engaged a new auditor, but as a consequence of the timing of these transactions, the Company has not been able to have the auditor complete the audit of the financial statements for the year ended March 31, 2015.

The Company understands that the staff of the Securities and Exchange Commission (the "staff") has taken the position that this report is deficient because the annual financial statements contained in this report for the year ended March 31, 2015 have not been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X.  Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended.  The Company understands that completion of an audit of its annual financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3. When the audit is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

The address of our principal executive office is 42 Lake Avenue Extension - 208, Danbury, CT 06811 and our telephone number is (203) 628-7142.

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

Overview of Our Truck Transportation Business

We are a holding company with two operating motor freight carriers, providing truck load service throughout the forty-eight contiguous United States. We do not specialize in any specific types of freight or commodities. We carry dry freight and certain hazardous materials ("hazmat") including hazardous waste. We provide long-haul, regional and local service to our customers.  During parts of the fiscal years ended March 31, 2015 and 2014, we also transported refrigerated freight.

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

We believe that maintaining a safe and productive professional driver group is essential to providing excellent customer service and achieving profitability. All of our drivers must have three years of verifiable driving experience, a hazardous materials commercial driver's licence endorsement if hauling hazmat no major violations in the previous thirty-six months, and must comply with all requirements of employment by federal Department of Transportation and applicable state laws.

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

The federal fuel surcharge program cushions our exposure to increased fuel prices. This program has enabled us to pass through most long-term increases in fuel prices and related taxes to customers in the form of fuel surcharges. The fuel surcharge, which is adjusted weekly based upon US Energy Information Agency data, enables us to recover a substantial portion of fuel cost increases that occur from time to time above our base fuel cost.  All fuel surcharges are based on US Department of Energy posted national averages. As of March 31, 2015 and, to date, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Our Competition and Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. Trucks hauled nearly seventy percent of all freight and took in eighty-one percent of all freight transportation revenue in 2014, according to American Trucking Association.  The transportation industry is highly competitive on the basis of both price and service. The trucking industry is comprised principally of two types of motor carriers: truckload and less-than-truckload generally identified as LTL. Truckload carriers generally provide an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route those shipments through service centers, where freight may be transferred to other trucks with similar delivery destinations. All of our business is truckload service.

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

The motor freight industry, as a whole, has experienced an increased demand for trucks and an improvement in revenues, as our general economy appears to be recovering from the most recent recessionary period (American Trucking Associations and Cass Information, July 2014) While the growth in freight demand has been relatively flat from mid-2011 through 2013, freight tonnage was up over twenty percent relative to tonnages at the bottom of the recession in mid-2009.  Although not as robust an economic recovery as many have hoped for, the economy seems to be slowly recovering.  Through the first half of 2014 cargo volumes trended upward and have subsequently been inconsistent relative to year-over-year comparisons according to ATA data.  Moreover, because of the industry's overall capacity constraint, prices have trended upward in 2014, as well.  If these trends continue, the financial viability of motor freight carriers who have survived the recession will likely improve and may decrease their interest in being acquired. Our acquisition and growth strategy has been based in part on depressed values for motor freight carriers and a desire to sell based on poorer than historical financial performance. Without these incentives, we may find it more difficult to locate trucking companies with an interest in being acquired, or if they have such an interest, being acquired for consideration that fits our financial model

Our recent experience with two acquisitions may hinder future acquisitions.

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

Our customers and suppliers' business may be slow to recover from the most recent downturn in the world wide economy and disruption of financial markets.  We cannot predict the impact on the national and worldwide economy of an economic downturn.

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
ITEM 2. PROPERTIES.

During the initial restructuring management elected to eliminate as much corporate overhead as possible to include the elimination of its corporate headquarters in Florida.  Our senior management during this period provided services using our CEO's offices in Danbury, CT and a virtual office in Florida.   We anticipate that we will establish a corporate headquarters, but you have no assurance as to when or if we will do so.

The offices of our operating subsidiaries are located in Hamburg, Arkansas and Scotts Bluff, Nebraska. The following table presents information regarding these facilities.

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

In January 2013 Robins Consulting, Inc. filed suit against us and our former CEO Paul Henley for $572,000 in broker fees related to the acquisition of Cross Creek Trucking, and in December 2014, received a judgment in the amount of $991,000.    The Company has filed counter claims, and a bill of review to overturn the judgment.  In addition, the Company has filed suit against Robins for its role in the acquisition of Cross Creek Trucking.  The amount of $572,500 is included in notes payable at March 2015..

Settled Litigation during the fiscal year:

As a lender to the Company, Luberski, Inc. loaned the Company $400,000, via two Notes in 2011.   The Company defaulted on both loans and Luberski ultimately received a judgment against one of Company's two subsidiaries.  In 2015, the Company and Luberski have agreed to economic terms but have not concluded the legal terms of the settlement.   The Company has booked reserves equivalent to the debt outstanding plus interest and fees that may become due.

 In 2012, Chapman and Associates sued the Company for fees related to their introduction of two acquired subsidiaries of the Company and received a judgment for the full amount of the suit.  In March 2015 the Company and Chapman settled this judgment with a combination of cash and stock.

The Nutmeg/Fortuna Fund litigation relates to the collection on a 2008 promissory note.  The Company has reserved $175,000 relating to this matter.   In March 2015 we settled with Nutmeg Fortuna utilizing a cash down payment and a short term note.

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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information. Our common stock trades on OTC Bulletin Board under the symbol, IFCR. The following quotations reflect inter–dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The quarterly ranges of high and low sales prices per share for the past two fiscal years have been as follows:

	Sales Price
Quarters Ended	High	Low

June 30, 2013	$.03	$.003
September 30, 2013	.035	.001
December 31, 2013	.02	.001
March 31, 2014	.02	.005

June 30, 2014	$.01	$.004
September 30, 2014	.009	.002
December 31, 2014	.017	.002
March 31, 2015	.014	.002

On July 13, 2015, the last reported sales price of our common stock was $.0017.

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

Recent Sales of Unregistered Securities. All sales of equity securities during our fiscal year ended March 31, 2015 have been reported on Form 8-K and Form 10-Q.  The following is a listing of all equity securities issued since that date through the date of this report;

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

In June 2015, the Company issued 115,922,654 common shares in satisfaction of convertible debt.

In July 2015, the Company issued 36,544,188 common shares as part of a debt settlement.

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

Operating Results

The following table presents and compares the results of our operations for the fiscal years ended March 31, 2014 and 2013.

	2015	2014	$ change	% change

Revenue	18,970,809	20,166,312	(1,195,503)	-5.9%

Operating Expenses
Rents and transportation	5,399,106	5,272,372	126,734	2.4%
Wages, salaries and benefits	5,202,476	5,401,424	(198,948)	-3.7%
Fuel and fuel taxes	4,790,160	5,915,747	(1,125,587)	-19.0%
Insurance and claims	1,242,332	1,409,471	(167,139)	-11.9%
Operating taxes and licenses	338,795	251,219	87,576	34.9%
Stock based compensation	289,200	121,924	167,276	137.2%
General and administrative	1,273,151	1,297,183	(24,032)	-1.9%
Depreciation and amortization	526,910	926,622	(399,712)	-43.1%
Total Operating Expenses	19,062,130	20,595,962	(1,533,832)	-7.4%

Income(Loss) from operations	(91,321)	(429,650)	338,329	-78.7%

Other Income (Expense)
Derivative Gain (Loss)	5,240	20,706	(15,466)	-74.7%
Interest expense	(963,457)	(1,380,289)	416,832	-30.2%
Other income (expense)	320,326	286,943	33,383	11.6%
Gain on debt settlements	1,013,389	69,334	944,055	-
Total Other Income (Expense)	375,498	(1,003,306)	1,378,804	-137.4%

Non-controlling interest - income (loss)	-	-	-	-

Income (loss) from continuing operations	284,177	(1,432,956)	1,717,133	-119.8%
Income (loss) from discontinued operations	-	-	-

Net Income (Loss)	284,177	(1,432,956)	1,717,133	-119.8%

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

Results of Continuing Operations

Revenues

For the fiscal year ended March 31, 2015, we reported revenues of $18,970,809 as compared to revenues of $20,166,312 for the fiscal year ended March 31, 2014, a decrease of $1,195,503 or 5.9%. This decrease is due to the combination of an unusually difficult winter weather season and the continuing shortage of qualified truck drivers.

Operating Expenses

Our total operating expenses decreased 7.4% to $19,062,130 for the fiscal year ended March 31, 2015, as compared to $20,595,962 for the fiscal year ended March 31, 2014. These changes include:

Rents and Transportation.  For the fiscal year ended March 31, 2015, rents and transportation costs were $5,399,106 as compared to $5,272,372 for the fiscal year ended March 31, 2014, an increase of $126,734 or 2.4%. The increase was primarily a result of greater reliance on full service truck leases because of a shortage of growth capital available for tractor purchases.

Wages, salaries and benefits. For the fiscal year ended March 31, 2015, wages, salaries and benefits costs were $5,202,476 as compared to $5,401,424 for the fiscal year ended March 31, 2014, a decrease of $198,948 or 3.7%.

Fuel and fuel taxes. For the fiscal year ended March 31, 2015, the cost of fuel and fuel taxes were $4,790,160 as compared to $5,915,747 for the fiscal year ended March 31, 2014, a decrease of $1,125,587 or 19%. The decrease in fuel expense is a result of slightly lower revenue miles and improved fuel mileage from the newer leased tractors in the fleet.

Insurance and claims. For the fiscal year ended March 31, 2015, insurance and claims costs were $1,242,332 as compared to $1,409,471 for the fiscal year ended March 31, 2014, a decrease in of $167,139  or 11.9%, which we believe is in line with industry-wide insurance rate decreases for the period.

Operating taxes and licenses For the fiscal year ended March 31, 2015, operating taxes and licenses costs were $338,795 as compared to $251,219 for the fiscal year ended March 30, 2014, an increase of $87,576 or 34.9%.

Stock based compensation For the fiscal year ended March 31, 2015, stock based compensation was $289,200 as compared to 121,924 for the fiscal year ended March 31, 2014, an increase of $167,276 or 137.2%.

General and administrative expenses. General and administrative expenses are the expenses of operating the business on a daily basis that are not related directly to cost of services and include managerial salaries, legal fees and rent and utilities. General and Administrative expenses were $1,273,151 for the fiscal year ended March 31, 2015 as compared to fiscal year ended March 31, 2014, when general and administrative expenses costs were $1,297,183, a decrease of $24,032 or 1.9%. This comparative decrease is a direct result of management's restructuring and turnaround plan initially implemented during 2013.  In this plan, corporate overhead was severely reduced or eliminated and no resources were expended for G&A in 2015 other than those deemed by the board and management as mission critical.

Depreciation and amortization. For the fiscal year ended March 31, 2015, depreciation and amortization costs were $526,910 as compared to $926,622 for the fiscal year ended March 31, 2014, a decrease of $399,712 or 43.1%. This decrease is due to the subsidiary companies converting to full service tractor leases, and intangible assets being fully amortized.

Income (Loss) from Operations We reported a loss from operations of $91,321 for the fiscal year ended March 31, 2015 as compared to a loss from operations of $429,650 for the fiscal year ended March 31, 2013, a decrease of $338,329 or 78.7%.

Other Income (Expense)

We reported total other income (expense) of $375,498 for the fiscal year ended March 31, 2015 as compared to ($1,003,306) for the fiscal year ended March 31, 2014, an increase of $1,378,804.   This large increase is the cumulative effect of the changes in each of the following components of other income (expense);

We had a gain on derivatives of $5,240 for the fiscal year ended March 31, 2015 as compared to a derivative gain of $20,706 for the fiscal year ended March 31, 2014.

Interest expense for the fiscal year ended March 31, 2015 was $963,457 compared to $1,380,289 for the fiscal year ended March 31, 2014, a decrease of $416,832 or 30.2%.

Other income (expense) for the fiscal year ended March 31, 2015 was $320,326 compared to $286,943 for the fiscal year ended March 31, 2014, an increase of $33,383 or 11.6%.

We had gain on debt settlements of $1,013,389 for the fiscal year ended March 31, 2015 as compared to $69,334 for the fiscal year ended March 31, 2014.  These gains were a result of management executing its business plan to restructure its balance sheet and eliminate debt.

Net Income (Loss)

The Company had a net income of $284,177 for the fiscal year ended March 31, 2015 as compared to a net loss of $1,432,956 for the fiscal year ended March 31, 2014, an increase of $1,717,133.

Results by Operational Subsidiary

Morris Transportation

For the fiscal year ended March 31, 2015, Morris Transportation had revenues of $8,471,821 compared with revenues of $9,501,416 for the fiscal year ended March 31, 2014, a decrease of $1,029,595 or10.8%. This decrease is primarily due to generally weaker demand in the paper markets and intense competition in the driver recruiting and retention markets.  As a result, the company experienced several unmanned power units much of the year.

For the fiscal year ended March 31, 2015, Morris Transportation had a net loss of $94,239 compared with a net loss of $241,200 for the fiscal year ended March 31, 2014, a bottom line improvement of $146,961.

Morris Transportation total assets at March 31, 2015, were $1,665,562, as compared to total assets of $2,587,833 as of March 31, 2014, a decrease of $922,271. This decrease is primarily due to the company's ongoing conversion from owned to leased power units.

Smith Systems Transportation

For the fiscal year ended March 31, 2015, Smith Systems Transportation had revenues of $10,498,958 compared with revenues of $10,664,895 for the fiscal year ended March 31, 2014, a decrease of $165,937 or 1.5%. This decrease is primarily due to increased petroleum charges, general improvement in the trucking demand in the Central and Mountain markets of the United States and, specifically, to much stronger demand in the hazardous waste market.  Smith was able to service this significant increase in demand by expanding its capacity with both company and independent contractor drivers.

Smith Systems Transportation had a net income of $666,113 for the fiscal year ended March 31, 2015 compared with a net loss of $224,928 for the fiscal year ended March 31, 2014, an improvement of $891,041. This increase is primarily a result of strong demand in the hazardous waste markets to include the expanding hydraulic fracturing water recovery market.

Smith Systems total assets were $2,233,220 at March 31, 2015 as compared to total assets of $1,909,203 at March 31, 2014, an increase of $324,017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons related to continuing operations at March 31, 2015 and 2014.

	March 31, 2015	March 31, 2014	$ change	% change

Working Capital	(10,710,215)	(13,205,745)	2,495,530	-18.9%

Cash	131,290	35,818	95,472	266.5%
Accounts receivable, net	2,701,874	2,426,976	274,898	11.3%
Prepaid expenses and other assets	279,005	360,052	(81,047)	-22.5%
Property and equipment, net	757,927	1,962,039	(1,204,112)	-61.4%

Bank overdraft	112,180	266,042	(153,862)	-57.8%
Accounts payable	852,391	1,417,189	(564,798)	-39.9%
Accrued expenses and other liabilities	2,583,661	2,173,662	409,999	18.9%
Other liabilities	721,130	721,130	-	0.0%
Line of credit	722,761	708,108	14,653	2.1%
Notes payable	9,868,128	12,394,292	(2,526,164)	-20.4%
Derivative liability	3,634	8,874	(5,240)	-59.0%

Preferred stock	450,000	-	450,000	0.0%
Common stock	455,653	260,524	195,129	74.9%
Additional paid-in capital	10,906,737	9,925,421	981,316	9.9%

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

At March 31, 2015, we had $131,290 in cash and cash equivalents. We had receivables, net of allowances, of $2,701,874 and our current liabilities were $13,822,384.

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

Operating Activities

Net cash provided by operating activities for the fiscal year ended March 31, 2015 totaled $838,575 as compared to $364,544 provided by operating activities for the fiscal year ended March 31, 2014, an increase of $474,031.  For the fiscal year ended March 31, 2015, we had a net income of $284,177, which included a gain on sale of assets of $179,976, and a huge gain on debt settlements in the amount of $1,013,389.  Non-cash items included depreciation and amortization expense of $529,910, amortization of debt discount of $56,665, and stock based compensation of $289,200.  During the fiscal year ended March 31, 2014, we experienced a net loss of $1,432,956, which included a gain on the sale of assets of $232,740 and a gain on debt settlements of $69,334; along with non-cash items such as depreciation and amortization expense of $926,622 and stock based compensation of $121,924.

Investing Activities

Net cash provided by investing activities for the fiscal year ended March 31, 2015 was $857,178, which included $866,4479 from sale of assets, as compared to net cash provided by investing activities of $538,428 for the fiscal year ended March 31, 2014.

Financing Activities

Net cash used in financing activities for the fiscal year ended March 31, 2015, was $1,600,281 as compared to net cash used of $948,583 for the fiscal year ended March 31, 2014.  For the fiscal year ended March 31, 2015, net cash provided by financing activities related to proceeds received from notes payable of $132,653 which were funds received from various lenders, and repayments of $1,732,934 which were to pay down the balances on various notes related to the trucks and trailers.  During the years ended March 31, 2015 and 2014, the Company used cash to reduce its indebtedness significantly.

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

Our ability to utilize net operating loss carry forwards may be limited
As of March 31, 2015, the Company had net operating loss carry forwards (NOLs) of approximately $20 million for federal income tax purposes that will begin to expire between the years of 2020 and 2035. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item, including an index to the financial statements, begin on page F–1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of July 10, 2015, the firm of DKM Certified Public Accountants of Clearwater, Florida, resigned as our independent public accountant for the fiscal year ended March 31, 2015.  DKM's reports on our financial statements for the fiscal years ended March 31, 2014 and 2013 reflect doubt about our ability to continue as a going concern.  During such fiscal years, we have had no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure

As of July 10, 2015, we have engaged the firm of Stevenson & Company CPAS LLC of Tampa, Florida, as our independent public accountant for the fiscal year ended March 31, 2015.  During the fiscal years ended March 31, 2014 and 2015, we have not consulted Stevenson & Company regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements.

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
Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures were not effective at March 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  The Company's disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting

Management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical information following the table provide information about our directors and executive officers as of March 31 2014

NAME	AGE	POSITION	DIRECTOR SINCE

David N. Fuselier	55	Director, Chairman and Chief Executive Officer	2012
Henry P. Hoffman	64	Director, President and Chief Operating Officer	2008
Jackson L. Morris	70	Corporation Secretary	n/a
Joseph Sikora	49	Director	July 2013

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

Biographical Information About Our Directors And Executive Officers

David N. Fuselier has been elected as a director, chairman and our Chief Executive Officer. We expect Mr. Fuselier to devote a substantial portion of his working time to our business and affairs. For the last fifteen years, Mr. Fuselier has been the principal of Fuselier and Co., a private merchant banking firm engaged in corporate turnarounds. He is Chairman and Chief Executive Officer on a part-time basis of New Leaf Brands, Inc., a publicly traded company, beginning February 15, 2012. He is a graduate of Louisiana State University (MSJ) and Louisiana College (BA).

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

Name and principal position	Year	Salary	Bonus	Total

David N. Fuselier, Chief Executive Officer (1,2)	2015	$177,867	-	$177,867
	2014	150,000	97,500	247,500

Henry P. Hoffman, President and Chief Operating Officer(2)	2015	$143,667	-	$143,667
	2014	125,000	87,750	212,750

(1)	Mr. Fuselier was appointed CEO and Chairman effective August, 2012. Messrs. Smith and Morris resigned from our board of directors in August 2012 but continue to serve as officers of their respective employing subsidiary companies.
(2)	Neither Mr. Fuselier nor Mr. Hoffman received cash compensation in accordance with their employment agreements during FY2015. These amounts were accrued and a portion was paid in stock.

Employment Agreements

We have employment agreements with the named executive officers identified in the following table.

Name	Began	Ends (1)	Annual Salary	Annual Increase	Bonus (2)	Other

David N. Fuselier	August 2, 2012	August 2017	$150,000	5%	–	–
Henry P. Hoffman	July 3, 2012	July, 2014	$125,000	5%	–	–

(1)	Subject to subsequent automatic annual renewals.

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

We have entered into a five-year employment agreement with Mr. Fuselier, which provides an initial annual base salary of $175,000 with five percent annual increases, as reported on Form 8-K for the event date of August 2, 2012

We have entered into a five-year employment agreement with Mr. Hoffman, which provides an initial annual base salary of $150,000 with five percent annual increases.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Stock of Principal Stockholders, Directors and Management as of March 31, 2015.

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

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

David N. Fuselier (1)	103,348,558	22.7%
Henry P. Hoffman	59,630,086	13.1%
Jackson L. Morris	22,972,127	5.0%
All Officers and Directors As a Group (3 persons)	185,950,771	40.8%

(1) Includes 20,000,000 shares issued to Fuselier Consulting LLC, which is wholly owned by Mr. Fuselier.

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

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2015	2014
Audit Fees	$35,000	$35,000
Audit–Related Fees(1)	-	-
Tax Fees	–	-
All Other Fees	-	-
Total	$35,000	$35,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3.1	Articles of Domestication*
3.2	Articles of Incorporation*
3.3	Amended and Restated Bylaws*
4.1	Specimen Stock Certificate (not filed)
21	List of Subsidiaries*
* Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

Date:July 14, 2015	By:	/s/ David N. Fuselier
David N. Fuselier
Principal Executive Officer and Principal Financial and Accounting Officer

Signature and Name:	Capacity in which signed:	Date:

/s/ David N. Fuselier	Director, Chairman, Chief Executive Officer	July 14, 2015
David N. Fuselier	and Principal Accounting Officer

/s/ Henry P. Hoffman	Director, President and Chief Operating Officer	July 14, 2015
Henry P. Hoffman

CONSOLIDATED FINANCIAL STATEMENTS OF
INTEGRATED FREIGHT CORPORATION

 INTEGRATED FREIGHT CORPORATION
Consolidated Balance Sheets

	March 31, 2015	March 31, 2014
Assets
Current assets:
Cash	$131,290	$35,818
Accounts receivables, net of allowance for doubtful accounts of $50,000	2,701,874	2,426,976
Prepaid expenses and other assets	279,005	360,052
Total current assets	3,112,169	2,822,846

Property and equipment, net of accumulated depreciation	757,927	1,962,039
Intangible assets, net of accumulated amortization	-	-
Total assets	$3,870,096	$4,784,885

Liabilities and Stockholders' Deficit
Current liabilities:
Bank overdraft	$112,180	$266,042
Accounts payable	852,391	1,417,189
Accrued expenses and other liabilities	2,583,661	2,173,662
Other Liabilities	721,130	721,130
Line of credit	722,761	708,108
Notes payable - related parties	4,767,846	5,187,084
Current portion of notes payable	4,062,414	5,555,376
Total current liabilities	13,822,384	16,028,591

Derivative liability	3,634	8,874
Notes payable - related parties	-	-
Notes payable, net of current portion and debt discount	1,037,868	1,651,832
Total long-term liabilities	1,041,502	1,660,706

Total liabilities	14,863,886	17,689,297

Stockholders' deficit:
Preferred stock, 390,000,000 shares authorized
Series A, $0.005 par value, 90,000,000 shares designated; 90,000,000 and 0 shares issued and outstanding at March 31, 2015 and 2014 respectively	450,000	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
455,653,044 and 260,524,221 shares issued and outstanding at March 31, 2015 and 2014 respectively	455,653	260,524
Additional paid-in capital	10,906,737	9,925,421
Accumulated deficit	(22,806,180)	(23,090,357)
Total stockholders' deficit	(10,993,790)	(12,904,412)

Total liabilities and stockholders' deficit	$3,870,096	$4,784,885

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Consolidated Statements of Operations

	Year Ended March 31,
	2015	2014

Revenue	$18,970,809	$20,166,312

Operating Expenses
Rents and transportation	5,399,106	5,272,372
Wages, salaries and benefits	5,202,476	5,401,424
Fuel and fuel taxes	4,790,160	5,915,747
Insurance and claims	1,242,332	1,409,471
Operating taxes and licenses	338,795	251,219
Stock based compensation	289,200	121,924
General and administrative	1,273,151	1,297,183
Depreciation and amortization	526,910	926,622
Total Operating Expenses	19,062,130	20,595,962

Income (Loss) from operations	(91,321)	(429,650)

Other Income (Expense)
Gain/(loss) on change of fair value of derivative liability	5,240	20,706
Interest	(963,457)	(1,380,289)
Other income (expense)	320,326	286,943
Gain on debt settlements	1,013,389	69,334
Total Other Income (Expense)	375,498	(1,003,306)

Net Income (loss) before income taxes	284,177	(1,432,956)

Income tax expense	-	-

Net Income (loss)	$284,177	$(1,432,956)

Net income (loss) per share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average shares outstanding
Basic	300,055,611	145,469,717
Diluted	361,215,031	145,469,717

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit
For the Year Ended March 31, 2015 and 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances – March 31, 2013	-	$-	116,510,332	$116,510	$9,163,511	$(21,657,401)	$(12,377,380)

Common stock issued for services			10,606,061	10,606	111,318		121,924

Common stock issued for accrued compensation			133,407,828	133,408	650,592		784,000

Net loss for the year ended March 31, 2014						(1,432,956)	(1,432,956)

Balances – March 31, 2014	-	$-	260,524,221	$260,524	$9,925,421	$(23,090,357)	$(12,904,412)

Common stock issued for services			33,500,000	33,500	205,700		239,200

Common stock issued for accrued compensation			18,728,265	18,728	141,272		160,000

Common stock issued in debt settlements			8,023,529	8,024	96,282		104,306

Discounts on newly issued debt					70,000		70,000

Common stock issued in debt settlements			21,072,793	21,073	153,831		174,904

Warrants issued as part of debt settlements					10,953		10,953

Preferred stock issued in debt settlements	90,000,000	450,000			127,800		577,800

Warrants issued for services					50,000		50,000

Common stock issued in conversion of debt			113,804,236	113,804	125,478		239,282

Net income for the year ended March 31, 2015						284,177	284,177

Balances – March 31, 2015	90,000,000	$450,000	455,653,044	$455,653	$10,906,737	$(22,806,180)	$(10,993,790)

See notes to consolidated financial statements

INTEGRATED FREIGHT CORPORATION
Consolidated Statements of Cash Flows

	Year Ended
	March 31,
Cash flows from operating activities:	2015	2014

Net Income (loss)	$284,177	$(1,432,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	526,910	926,622
Amortization of debt discount	56,665	-
Derivative (gain) loss	(5,240)	(20,706)
(Gain) on debt settlements	(1,013,389)	(69,334)
(Gain) on sale of assets	(179,976)	(232,740)
Stock based compensation	289,200	121,924
Increases/decreases in operating assets and liabilities
Accounts receivable	(274,898)	612,300
Prepaid expenses and other assets	81,047	(8,199)
Accounts payable and accrued expense	1,074,079	467,633
Net cash (used) in/provided by operating activities	838,575	364,544

Cash flows from investing activities:
Purchase of property and equipment	(9,271)	(53,915)
Proceeds from sale of assets	866,449	592,343
Net cash (used) in/provided by investing activities	857,178	538,428

Cash flows from financing activities:
Repayments of notes payable	(1,732,934)	(1,053,582)
Proceeds from long term debt	132,653	104,999
Net cash (used) in/provided by financing activities	(1,600,281)	(948,583)
Net change in cash	95,472	(45,611)
Cash, beginning of period	35,818	81,429
Cash, end of period	$131,290	$35,818

See notes to consolidated financial statements.

INTEGRATED FREIGHT CORPORATION

Consolidated Statement of Cash Flows – (Continued)

	Year Ended	Year Ended
	March 31, 2015	March 31, 2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$743,867	$599,688
Schedule of noncash investing and financing transactions:
Common stock issued for accrued compensation	$160,000	$784,000
Assets acquired through new debt	$-	$337,154
Common stock issued for conversion of debt	$239,282	$-
Preferred stock issued for settlement of debt	$577,800

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiaries as of March 31, 2015 and 2014.  All material intercompany transactions have been eliminated.

We have the following wholly owned subsidiaries, during the periods indicated:

• Morris Transportation, Inc., an Arkansas corporation
• Smith Systems Transportation, Inc., a Nebraska corporation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015 and 2014, and the results of operations and cash flows for the years ended March 31, 2015 and 2014.

Subsequent Events

The Company has evaluated subsequent events through July 13, 2015 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $131,290 and $35,818 at March 31, 2015 and 2014 respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales.  The Company uses the allowance method for recognizing bad debts. The Company specifically analyzes accounts receivable and historical bad debts, client credit-worthiness, current economic trends, and changes in our client payment terms and collection trends when evaluating the adequacy of an allowance for doubtful accounts. Any change in the assumptions used in analyzing a specific account receivable may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.  When an account is deemed uncollectible, it is written off against the allowance.  Accordingly, the Company has provided a $50,000 allowance for uncollectible accounts as of March 31, 2015 and 2014.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company assigns all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with ASC 350, Intangible – Goodwill and Other. Our business combinations did not result in any goodwill as of March 31, 2015 and 2014.

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

Impairment of Long-lived Assets
The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.   If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  There has been no impairment as of March 31, 2015 and 2014.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

Advertising Costs

The Company charges advertising costs to expense as incurred. During the years ended March 31, 2015 and 2014, advertising expense was $7,271 and $3,707, respectively.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

Our derivative financial instruments, consisting of embedded conversion features in our convertible debt, which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of March 31, 2015 and March 31, 2014, are all measured at fair value, using a Black-Scholes valuation model which approximates a binomial lattice valuation methodology utilizing Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Significant assumptions used in this model as of March 31, 2015 included a remaining expected life of 1 year, an expected dividend yield of zero, estimated volatility of 447%, and risk-free rates of return of approximately 1.37%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the feature and volatility is based on a trucking company with characteristics comparable to our own.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At March 31, 2015 and March 31, 2014, the Company had $722,761 and $708,108 outstanding under its revolving credit agreement, and $9,868,128 and $12,394,292, including $4,767,846 and $5,187,084 with related parties, outstanding under promissory notes with various lenders. The carrying amount of the revolving credit agreement approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable. The fair value of notes payable to various lenders is based on current rates at which the Company could borrow funds with similar remaining maturities.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Concentrations of Credit Risk

Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal insurance limit of $250,000 in order to limit credit risk. As of March 31, 2015 and 2014, the Company's bank deposits did not exceed insured limits

Claims Accruals

Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. At March 31, 2015 and 2014, management estimated $0 in claims accrual above insurance deductibles.

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Our consolidated financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our current and potential liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Income (Loss) per Common Share
Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of March 31, 2015, there were 27,830,513 warrants outstanding, of which 20,000,000 were included in the calculation of net income (loss) per share-diluted because they were dilutive. In addition, the Company had convertible promissory notes that were also not included because they were dilutive.
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

Note 2. Property and Equipment

Property and equipment consist of the following at March 31, 2015:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$-	$15,797	$15,797
Tractors and Trailers	-	1,265,759	2,841,458	4,107,217
Vehicles	-	-	106,407	106,407
Furniture, Fixtures and Equipment	-	10,897	284,625	295,522
Less: accumulated depreciation	-	(709,462)	(3,057,554)	(3,767,016)
Total	$-	$567,194	$190,733	$757,927

Depreciation expense totaled $526,910 for the year ended March 31, 2015

Property and equipment consist of the following at March 31, 2014:

	IFC	Morris	Smith	Total

Land, Buildings and Improvements	$-	$1,969	$15,797	$17,766
Tractors and Trailers	-	3,274,557	2,887,513	6,162,070
Vehicles	-	29,934	106,407	136,341
Furniture, Fixtures and Equipment	-	221,828	284,625	509,453
Less: accumulated depreciation	-	(1,742,790)	(3,117,801)	(4,860,591)
Total	$-	$1,785,498	$176,541	$1,962,039

Depreciation expense totaled $926,622 for the year ended March 31, 2014.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

These intangible are as follows:

	March 31,	March 31,
	2015	2014
Employment and non-compete agreements	$1,043,293	$1,043,293
Company operating authority and customer lists	891,958	891,958

Total intangible assets	1,935,251	1,935,251
Less: accumulated amortization	(1,935,251)	(1,935,251)
Intangible assets, net	$-	$-

Amortization expense for the years ended March 31, 2015 and 2014 was $0 and $0 respectively.

Note 4. Accrued Expenses

	March 31, 2015	March 31, 2014

Accrued interest	$1,671,480	$1,851,592
Accrued officer compensation	248,333	80,000
Accrued payroll expenses	471,309	168,658
Accrued expenses - other	192,539	73,412

	$2,583,661	$2,173,662

Note 5. Other liabilities

At March 31, 2015 and 2014, other liabilities consist of three judgments totaling $721,130 arising from prior litigation.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 6. Line of Credit

Morris Revolving Credit

At March 31, 2015 and March 31, 2014, Morris has $ 722,761 and $708,108 outstanding under a revolving credit line agreement that allows it to borrow up to a total of $1,200,000. The line of credit is secured by accounts receivable, guaranteed by a previous owner. The applicable interest rate under this agreement is based on the Prime Rate, plus 3.5% with a floor of 4.00%.

Note 7. Notes Payable

Notes Payable owed by Morris consisted of the following:

	March 31, 2015	March 31, 2014

Notes payable to GE Financial, payable in monthly installments ranging from $2,999 to $7,535 including interest, through April 2013, with interest rates ranging from 6.69% to 8.53%, secured by equipment	-	149,364

Notes payable to Wells Fargo Bank, payable in monthly installments ranging from $569 to $5,687 including interest, through March 2017, with interest rates ranging from 7.00% to 7.25%, secured by equipment	298,803	574,547

Note payable to Mack Financial Services, payable in monthly installments of $8,359 including interest, through May 2016, with interest at 7.19% secured by equipment.	-	203,348

Note payable to Mack Financial Services, payable in monthly installments of $2,105 including interest, through May 2016, with interest at 7.19% secured by equipment.	-	59,096

Notes payable to Volvo Financial Services, payable in monthly installments ranging from $1,884 to $6,408 including interest, through October 2016, with interest rates ranging from 7.00% to 7.50%, secured by equipment	266,344	859,337

Totals	$565,147	$1,845,692

Notes payable owed by Smith consisted of the following:

	March 31, 2015	March 31, 2014

Notes payable to bank, payable in monthly installments of $60,000 including interest, through December 2012, with interest at 9%, collateralized by substantially all of Smith assets	$628,262	$977,484

Notes payable to bank, payable in monthly installments including interest, through June 2011, with interest at 6.5%, collateralized by substantially all of Smith assets	1,392,754	1,447,753

Note payable to Ally, payable in monthly installments of $599 including interest, through December 2015, with interest at 6%, secured by a vehicle.	4,707	11,503

Notes payable to John Deere, payable monthly including interest, secured by equipment	-	5,135

Unsecured, non-interest bearing note payable to Colorado Holdings Valley Bank, payable in monthly installments of $5,000, through 2023.	701,570	701,570

Total	$2,727,293	$3,143,445

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Notes payable owed by Integrated Freight Corporation consisted of the following:

	March 31, 2015	March 31, 2014

Various notes payable currently payable on demand. Interest rates ranging from 4.0% to 18%. Various warrants issued with an exercise price ranging between $0.10 and $0.50 per share. Various notes contain a conversion feature allowing the holder to convert the debt into shares of common stock at a strike price between $0.30 and $0.50 per share.	$792,476	$1,083,101

Note payable to a former related party, with interest at 12.00%, a default judgment has been awarded to the holder; the Company intends to comply with the judgment when funds are available.	-	45,115

Note payable to Robins Consulting, payable in quarterly installments of $60,000, currently payable on demand, with interest at 7.50%, secured by 1,056,300 shares of Integrated Freight Corporation stock	572,500	572,500

Convertible promissory notes with an investment firm, simple interest of 8%, currently payable on demand, convertible at the option of the holder at prices as defined.	-	151,155

Original Issue Discount Senior Debenture with an investment firm, currently payable on demand, secured by equipment	343,200	343,200

Convertible note payable to Wall Street Angel Partners LLC dated August 16, 2012, bearing interest at 8%, currently payable on demand	23,000	23,000

Convertible promissory notes with an investment firm, non-interest bearing, currently payable on demand, convertible at the option of the holder at prices as defined.	40,000	-

Various convertible promissory notes dated November 5, 2014 totaling $30,000, non-interest, with a maturity date of August 5, 2015, convertible at the option of the holder at prices as defined, net of unamortized discount of $13,333	16,666	-

Convertible promissory note with an investment firm, dated March 11, 2015, interest at 8%, with a maturity date of March 11, 2016.	20,000	-

Totals	$1,807,842	$2,218,071

Summary

	IFC	Morris	Smith	Total

Current portion of notes payable & other	$1,807,842	$238,858	$2,015,714	$4,062,414

Notes payable, net of current portion	-	326,289	711,579	1,037,868

Total as of March 31, 2015	$1,807,842	$565,147	$2,727,293	$5,100,282

Principal maturities of long term debt for the next five years are as follows	Year Ending
	March 31,	Total
	2016	$4,062,414
	2017	344,619
	2018	138,768
	2019	83,464
	2020	38,742
	Thereafter	432,275
		5,100,282

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

The Company valued the Notes Payable at their face value and calculated the beneficial conversion feature of the warrants using Black Scholes in deriving a discount that is being amortized over the term of the Notes as interest expense using a straight line method.

While there are no defaults of any obligations at the Company's two subsidiaries, the Company's parent company has a significant amount of its long-term obligations that are in default, and currently payable on demand.  The Company is currently in negotiation with these debt holders and intends to extend the terms of the maturity dates or convert the debt into equity.

The Company has determined that the conversion features of the convertible notes and the warrants issued with the convertible debentures are embedded derivative instruments pursuant to ASC 815-40-05 "Derivatives and Hedging-Contracts in Entity's Own Equity" and ASC 815-10-05 "Derivatives and Hedging – Overall," the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.

The fair value of the derivative liability at March 31, 2015 and March 31, 2014 was $3,634 and $8,874, respectively and are reflected on the Consolidated Balance Sheets.

Note 8. Related Party Notes Payable

Notes payable owed by the Company to related parties are as follows:

	March 31, 2015	March 31, 2014

Various notes payable to related party with interest at 8%, currently payable on demand.	$130,704	$130,704

Collateralized Notes Payable currently payable on demand with interest at 9.9%, collateralized by equipment as defined.	639,276	645,276

Notes payable to related party, with interest of 8%, secured by all shares of Smith common stock, currently payable on demand	-	210,000

Notes payable to related party, with interest of 8%, secured by all shares of Morris common stock, currently payable on demand	-	195,000

Note payable to shareholder, with interest at 8.5%, due on demand.	130,325	171,563

Note payable to shareholder, with interest at 8.0%, due on demand.	40,176	40,176

Note payable to shareholder, with interest at 5.0%, due on demand.	81,750	48,750

Note payable to related party, with interest at 5.0%, principal and interest due on March 31, 2019.	3,745,615	3,745,615

Total	$4,767,846	$5,187,084

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Note 9. Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	March 31, 2015	March 31, 2014
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	0%
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.6%

Net tax rate	0.00%	0.00%

At March 31, 2015, deferred tax assets consisted of a net tax asset of approximately $7,500,000, due to operating loss carry forwards of approximately $20,000,000, which was fully allowed for, in the valuation allowance of $7,500,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the year ended March 31, 2015 as compared to March 31, 2014 totaled approximately $500,000.  The net operating loss carry forwards expire through the year 2035.
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
Note 10. Shareholders' Deficit

Preferred Stock

In January, 2015, the Board approved an amendment to the Articles of Incorporation relative to its capital structure to create new classes of stock by authorizing Ninety Million (90,000,000) shares of Series A Preferred Stock with a par value of $.005, and Three Hundred Million (300,000,000) shares of Preferred Stock with preferences to be determined by the board at a later date

In January, 2015, the Company issued 90,000,000 shares of Series A Preferred Stock in satisfaction of $577,800 related party debt and accrued interest.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

Common Stock

Year Ended March 31, 2014

In August, 2013, the Company issued 5,000,000 common shares for services.

In October, 2013, the Company issued 5,606,061 common shares for services

In December, 2013, the Company issued 60,000,000 common shares for accrued compensation to Officers of the Company.  The shares were valued using a volume weighted average price of $.004 per share

In February, 2014, the Company issued 73,407,828 common shares for accrued compensation to Officers of the Company.  The shares were valued using a volume weighted average price of $.007 per share

Year Ended March 31, 2015

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

Warrants to Purchase Common Stock

The Company issued 21,320,006 and 0 new warrants to purchase Common Stock during the fiscal years ended March 31, 2015 and 2014 respectively.

The fair value for the warrants was estimated at the date of valuation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.37%
Dividend yield	0.00%
Volatility factor	447.60%
Expected life	5-10 years

The relative fair value of warrants issued is calculated in accordance with ASC 470-20, Debt with Conversion and Other Options.

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

A summary of the warrant balances outstanding for the year ended March 31, 2015 and 2014 is presented below:

	& Exercisable	Price	Term

Balance, March 31, 2013	13,307,390	$0.23	2 years
Granted	-	-
Exercised	-	-
Expired/Cancelled	360,000	0.23	N/A

Balance, March 31, 2014	12,947,390	$0.23	2 years
Granted	21,320,006	0.008	-
Exercised	-	-	-
Expired/Cancelled	6,436,883	.23	N/A

Balance, March 31, 2015	27,830,513	$0.156	2 years

As of March 31, 2015 and 2014, the number of warrants that were currently vested and expected to become vested was 27,830,513 and 12,947,390, respectively.

Note 10. Commitments and Contingencies

Operating Leases

At March 31, 2015 the Company operated from the corporate office of the Chief Executive Officer in Danbury, Connecticut at no charge to the Company.  The value of this accommodation is deemed to be immaterial.

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

Total rent expense for the year ended March 31, 2015 was approximately $1,427,968

The Company's commitments for minimum lease payments under these operating leases for the next five years as of March 31, 2015 are as follows:
Period ended March 31,
2016	$931,344
2017	931,344
2018	924,498
2019	794,544
2020	646,313

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

INTEGRATED FREIGHT CORPORATION
Notes to Consolidated Financial Statements

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

Note 12. Subsequent Events

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

In June 2015, the Company issued 115,922,654 common shares in satisfaction of convertible debt.

In July 2015, the Company issued 36,544,188 common shares as part of a debt settlement.