Form 10-K/A
period 2014-03-31
INTEGRATED FREIGHT Corp
filed 2015-08-07
CIK 783284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

Amendment 1

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

The number of shares of the registrant’s common stock outstanding at April 24, 2015 was: 434,580,251 shares

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2014 (the “Form 10K”), originally filed with the U.S. Securities and Exchange Commission on March 9, 2015 is to furnish Exhibit 101 to the Form 10-K (Interactive Data or XBRL files) which were not attached.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

Date: August 3, 2015	By:	/s/ David N. Fuselier
David N. Fuselier
Principal Executive Officer and Principal Financial and Accounting Officer

Signature and Name:	Capacity in which signed:	Date:

/s/ David N. Fuselier	Director, Chairman, Chief Executive Officer	August 3, 2015
David N. Fuselier	and Principal Accounting Officer

/s/ Henry P. Hoffman	Director, President and Chief Operating Officer	August 3, 2015
Henry P. Hoffman