Form 10-Q/A
period 2014-06-30
INTEGRATED FREIGHT Corp
filed 2015-08-07
CIK 783284

FORM 10-Q/A FOR THE PERIOD ENDED 6/30/2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/Amendment 1

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

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Form 10Q”), originally filed with the U.S. Securities and Exchange Commission on March 9, 2015 is to furnish Exhibit 101 to the Form 10-Q (Interactive Data or XBRL files) which were not attached.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

By	/s/ David N. Fuselier
David N. Fuselier Principal Executive Officer and Principal Financial and Accounting Officer

     DATED: August 7, 2015