Form 10-Q/A
period 2014-09-30
INTEGRATED FREIGHT Corp
filed 2015-08-07
CIK 783284

FORM 10-Q/A FOR THE PERIOD ENDED 9/30/2014

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

 EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10Q”), originally filed with the U.S. Securities and Exchange Commission on June 23, 2015 is to furnish Exhibit 101 to the Form 10-Q (Interactive Data or XBRL files) which were not attached.

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