Form 10-K/A
period 2015-03-31
INTEGRATED FREIGHT Corp
filed 2015-08-07
CIK 783284

ifcr_10ka-033115  FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

Commission file number: 000–14273

INTEGRATED FREIGHT CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	84–0868815
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

42 Lake Avenue Extension - 208 Danbury, Connecticut	06811
(Address of principal executive offices)	(Zip code)

Issuer's telephone number:  203- 628-7142

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value per share	(None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☑

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

The number of shares of the registrant's common stock outstanding at July 13, 2015 was: 716,333,822 shares

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2015 (the “Form 10K”), originally filed with the U.S. Securities and Exchange Commission on July 14, 2015 is to furnish Exhibit 101 to the Form 10-K (Interactive Data or XBRL files) which were not attached.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.  This filing does not address the statements made in the Explanatory Note contained in the originally filed Form 10K with regards to audits of the various periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Freight Corporation

Date: August 7, 2015	By:	/s/ David N. Fuselier
David N. Fuselier
Principal Executive Officer and Principal Financial and Accounting Officer

Signature and Name:	Capacity in which signed:	Date:

/s/ David N. Fuselier	Director, Chairman, Chief Executive Officer	August 7, 2015
David N. Fuselier	and Principal Accounting Officer

/s/ Henry P. Hoffman	Director, President and Chief Operating Officer	August 7, 2015
Henry P. Hoffman